Form 10-Q
period 2010-06-30
GREEN DOT CORP
filed 2010-08-13
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-34819

GREEN DOT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	95-4766827
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

605 E. Huntington Drive, Suite 205
Monrovia, California	91016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (626) 775-3400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 7,450,310 shares of Class A common stock, par value $.001 per share, and 33,303,257 shares of Class B common stock, par value $.001 per share, outstanding as of July 31, 2010.

GREEN DOT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$114,984	$56,303
Settlement assets	10,915	42,569
Accounts receivable, net	25,719	29,157
Prepaid expenses and other assets	5,139	7,262
Income taxes receivable	3,111	5,452
Net deferred tax assets	4,335	4,634

Total current assets	164,203	145,377
Restricted cash	5,152	15,381
Accounts receivable, net	2,138	1,130
Prepaid expenses and other assets	1,019	1,047
Property and equipment, net	14,734	11,973
Deferred expenses	5,642	8,200

Total assets	$192,888	$183,108

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$13,024	$9,777
Settlement obligations	10,915	42,569
Amounts due to card issuing banks for overdrawn accounts	31,975	23,422
Other accrued liabilities	14,565	13,916
Deferred revenue	11,648	15,048

Total current liabilities	82,127	104,732
Other accrued liabilities	3,751	2,761
Deferred revenue	60	97
Net deferred tax liabilities	3,886	4,154

Total liabilities	89,824	111,744

Class A redeemable common stock, $0.001 par value: 75,000 shares authorized as of June 30, 2010, no shares authorized as of December 31, 2009; 2,209 shares issued and outstanding as of June 30, 2010, no shares issued and outstanding as of December 31, 2009; 74 shares no longer subject to our repurchase right as of June 30, 2010, redemption value of $2,485 as of June 30, 2010	2,457	—

Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 25,554 shares authorized, 24,942 shares issued and outstanding as of June 30, 2010 and December 31, 2009; liquidation preference of $31,322 as of June 30, 2010 and December 31, 2009	31,322	31,322
Class B convertible common stock, $0.001 par value: 75,000 shares authorized as of June 30, 2010, 50,000 shares authorized as of December 31, 2009; 13,011 and 12,860 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	13	13
Additional paid-in capital	16,523	12,603
Retained earnings	52,749	27,426

Total stockholders’ equity	100,607	71,364

Total liabilities, redeemable common stock and stockholders’ equity	$192,888	$183,108

See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands except per share data)
Operating revenues:
Card revenues	$42,228	$30,977	$84,386	$62,162
Cash transfer revenues	24,364	16,383	47,146	32,127
Interchange revenues	26,183	15,530	54,062	29,341
Stock-based retailer incentive compensation	(2,457)	—	(2,457)	—

Total operating revenues	90,318	62,890	183,137	123,630

Operating expenses:
Sales and marketing expenses	31,433	15,232	57,472	35,248
Compensation and benefits expenses	16,593	10,751	32,853	20,161
Processing expenses	13,872	9,441	28,552	17,141
Other general and administrative expenses	11,266	5,928	23,021	11,134

Total operating expenses	73,164	41,352	141,898	83,684

Operating income	17,154	21,538	41,239	39,946
Interest income	86	68	158	115
Interest expense	(2)	—	(25)	—

Income before income taxes	17,238	21,606	41,372	40,061
Income tax expense	4,730	9,073	16,049	16,822

Net income	12,508	12,533	25,323	23,239
Dividends, accretion, and allocated earnings of preferred stock	(7,917)	(8,600)	(16,349)	(15,827)

Net income allocated to common stockholders	$4,591	$3,933	$8,974	$7,412

Basic earnings per common share:
Class A common stock	$0.32	$—	$0.66	$—

Class B common stock	$0.32	$0.33	$0.66	$0.62

Basic weighted-average common shares issued and outstanding
Class A common stock	13	—	6	—

Class B common stock	12,985	12,046	12,949	12,043

Diluted earnings per common share:
Class A common stock	$0.29	$—	$0.61	$—

Class B common stock	$0.29	$0.25	$0.61	$0.47

Diluted weighted-average common shares issued and outstanding
Class A common stock	16,325	—	16,112	—

Class B common stock	16,311	15,800	16,107	15,700

See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Operating activities
Net income	$25,323	$23,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,363	2,325
Provision for uncollectible overdrawn accounts	22,640	11,806
Stock-based compensation	3,500	1,183
Stock-based retailer incentive compensation	2,457	—
Provision (benefit) for uncollectible trade receivables	(22)	92
Impairment of capitalized software	62	21
Deferred income tax expense	31	—
Change in operating assets and liabilities:
Settlement assets	31,654	(2,419)
Accounts receivable	(20,188)	(12,258)
Prepaid expenses and other assets	2,101	(436)
Deferred expenses	2,558	3,777
Accounts payable and accrued liabilities	5,239	2,561
Settlement obligations	(31,654)	2,419
Amounts due to card issuing banks for overdrawn accounts	8,553	4,847
Deferred revenue	(3,437)	(4,485)
Income taxes payable (receivable)	2,341	(459)

Net cash provided by operating activities	54,521	32,213

Investing activities
Restricted cash	10,229	(13,024)
Purchases of property and equipment	(6,489)	(3,171)

Net cash provided by (used in) investing activities	3,740	(16,195)

Financing activities
Repayments on line of credit	—	(77)
Borrowings on line of credit	—	77
Proceeds from exercise of warrants and options	420	83
Exercise of call option on warrant	—	(1,958)
Redemption of preferred and common shares	—	(617)

Net cash provided by (used in) financing activities	420	(2,492)

Net increase in unrestricted cash and cash equivalents	58,681	13,526
Unrestricted cash and cash equivalents, beginning of year	56,303	16,692

Unrestricted cash and cash equivalents, end of period	$114,984	$30,218

Cash paid for interest	$20	$40
Cash paid for income taxes	$13,676	$17,282
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(in millions, except as noted)

Note 1—Organization
     Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries, Next Estate Communications, Inc. and Green Dot Acquisition Corp.) is one of the leading providers of general purpose reloadable prepaid debit cards and cash loading and transfer services in the United States. Our products include Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; and our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
     We market our cards and financial services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as retailer locations nationwide and the Internet. Our prepaid debit cards are issued by third-party issuing banks, and we have relationships with several card issuers, including GE Money Bank and Columbus Bank and Trust Company. We also have distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, Meijer and Radio Shack, and with various industry resellers, such as Incomm and PaySpot. We refer to participating retailers collectively as “our retail distributors.”
Initial Public Offering
     On July 27, 2010, we completed an initial public offering of 5,241,758 shares of our Class A common stock at an initial public offering price of $36.00 per share, of which all the shares were sold by existing stockholders. We did not receive any proceeds from the sale of shares of our Class A common stock in the offering. See Note 10 — Subsequent Events for additional details.
Note 2— Summary of Significant Accounting Policies
Basis of Presentation
     We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP. We have eliminated all significant intercompany balances and transactions in consolidation.
     We consider an operating segment to be any component of our business whose operating results are regularly reviewed by our chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Our Chief Executive Officer, our chief operating decision-maker, reviews our operating results on an aggregate basis and manages our operations and the allocation of resources as a single operating segment — prepaid cards and related services.
Unaudited Interim Financial Statements
     The accompanying unaudited June 30, 2010 consolidated balance sheet and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2010 and 2009 and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and the notes required by GAAP for complete financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at June 30, 2010 and results of our operations and our cash flows for the three and six months ended June 30, 2010 and 2009. Our results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of future results.
Accounts Receivable, Net
     Accounts receivable is comprised principally of receivables due from card issuing banks, overdrawn account balances due from cardholders, trade accounts receivable and other receivables. We record accounts receivable net of reserves for estimated uncollectible accounts. Receivables due from card issuing banks primarily represent revenue-related funds collected by the card issuing banks from our retail distributors, merchant banks and cardholders that have yet to be remitted to us. These receivables are generally collected within a short period of time based on the remittance terms in our agreements with the card issuing banks.
Overdrawn Account Balances Due from Cardholders and Reserve for Uncollectible Overdrawn Accounts
     Cardholder account overdrafts may arise from maintenance fee assessments on our GPR cards or from purchase transactions that we honor on GPR or gift cards, in each case in excess of the funds in a cardholder’s account. We are exposed to losses from unrecovered cardholder account overdrafts. We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days that have elapsed since an account has had activity, such as a purchase, ATM transaction or maintenance fee assessment. We calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. When more than 90 days have passed without activity in an account, we consider recovery to be remote and write off the full amount

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2— Summary of Significant Accounting Policies (Continued)
of the overdrawn account balance. We include our provision for uncollectible overdrawn accounts related to maintenance fees as an offset to card revenues in the accompanying consolidated statements of operations. We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in the accompanying consolidated statements of operations.
Revenue Recognition
     Our operating revenues consist of card revenues, cash transfer revenues and interchange revenues. We recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is sold or the service is performed, and collectibility of the resulting receivable is reasonably assured.
     Card revenues consist of new card fees, monthly maintenance fees, ATM fees, and other revenues. We charge new card fees when a consumer purchases a new card in a retail store. We defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently nine months for our GPR cards and six months for our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the period of time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders perform the substantial majority of their transactions. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over the month for which they are assessed. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in the applicable cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the same time our service is completed and the fees are assessed. Other revenues consist of customer service fees, and fees associated with optional products or services, which we generally offer to consumers during the card activation process. We charge customer service fees pursuant to the terms and conditions in the applicable cardholder agreements and recognize them when the underlying services are completed. Optional products and services that generate other revenues include providing a second card for an account, expediting delivery of the personalized debit card that replaces the temporary card obtained at the retail store, and upgrading a cardholder account to one of our upgrade programs. We generally recognize revenue related to optional products and services when the underlying services are completed, but we treat revenues related to our upgrade programs in a manner similar to new card fees and monthly maintenance fees.
     We generate cash transfer revenues when consumers purchase our cash transfer products (reload services) in a retail store. We recognize these revenues when the cash transfer transactions are completed, generally within three business days from the time of sale of these products.
     We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by Visa and MasterCard, when cardholders make purchase transactions using our cards. We recognize interchange revenues as these transactions occur.
     We report our different types of revenues on a gross or net basis based on our assessment of whether we act as a principal or an agent in the transaction. To the extent we act as a principal in the transaction, we report revenues on a gross basis. In concluding whether or not we act as a principal or an agent, we evaluate whether we have the substantial risks and rewards under the terms of the revenue-generating arrangements, whether we are the party responsible for fulfillment of the services purchased by the cardholders, and other factors. For all of our significant revenue-generating arrangements, including GPR and gift cards, we record revenues on a gross basis.
     Generally, customers have limited rights to a refund of a new card fee or a cash transfer fee. We have elected to recognize revenues prior to the expiration of the refund period, but reduce revenues by the amount of expected refunds, which we estimate based on actual historical refunds.
     On occasion, we enter into incentive agreements with our retail distributors designed to increase product acceptance and sales volume. We record incentive payments, including the issuance of equity instruments, as a reduction of revenues and recognize them over the period the related revenues are recognized or as services are rendered, as applicable.
Stock-Based Compensation
     Effective August 1, 2006, we adopted a new accounting standard related to stock-based compensation. We adopted the new standard using the prospective transition method, which required compensation expense to be recognized on a prospective basis, and therefore prior period financial statements do not include the impact of our adoption of this standard. Compensation expense recognized relates to stock options granted, modified, repurchased, or cancelled on or after August 1, 2006. We record compensation expense using the fair value method of accounting. For stock options, we base compensation expense on option fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, we base compensation expense on the estimated fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
     We continue to account for stock options granted to employees prior to August 1, 2006, using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees was determined as the difference, if any, between the fair value of the underlying common stock on the grant date, and the price an employee must pay to exercise the award.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2— Summary of Significant Accounting Policies (Continued)
     We measure the fair value of equity instruments issued to non-employees as of the earlier of the date a performance commitment has been reached by the counterparty or the date performance is completed by the counterparty. We determine the fair value using the Black-Scholes option-pricing model or the fair value of our common stock, as applicable, and recognize related expense in the same periods that the goods or services are received.
Income Taxes
     Our income tax expense is comprised of current and deferred income tax expense. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from the changes in deferred tax assets and liabilities during the periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in our consolidated financial statements. We also recognize deferred tax assets for tax attributes such as net operating loss carryforwards and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts we conclude are more likely-than-not to be realized in the foreseeable future.
     We recognize and measure income tax benefits based upon a two-step model: 1) a tax position must be more likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. We accrue income tax related interest and penalties, if applicable, within income tax expense.
Earnings Per Common Share
     We have multiple classes of common stock and our preferred stockholders are entitled to participate with common stockholders in the distributions of earnings through dividends. Therefore, we apply the two-class method in calculating earnings per common share, or EPS. The two-class method requires net income, after deduction of any preferred stock dividends, deemed dividends on preferred stock redemptions, and accretions in the carrying value on preferred stock, to be allocated between each class or series of common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic EPS is then calculated by dividing net income allocated to each class of common stockholders by the respective weighted-average common shares issued and outstanding.
     In addition, for diluted EPS, the conversion of Class B common stock can affect net income allocated to Class A common stockholders and the conversion of convertible preferred stock can affect net income allocated to Class B common stockholders. Where the effects of these conversions are dilutive, we adjust net income allocated to Class A and Class B common stockholders by the associated allocated earnings of the convertible securities. We divide adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options and outstanding warrants, and the dilution resulting from the conversion of convertible securities, if applicable. We exclude the effects of convertible securities and outstanding warrants and stock options from the computation of diluted EPS in periods in which the effect would be antidilutive. We calculate dilutive potential common shares using the treasury stock method, if-converted method and the two-class method, as applicable.
Fair Values of Financial Instruments
     Our financial instruments, including unrestricted cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, certain other assets, accounts payable, and other accrued liabilities, are short-term, and, accordingly, we believe their carrying amounts approximate their respective fair values.
Recent Accounting Pronouncements
     In February 2010, the FASB issued Accounting Standards Update, or ASU, 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends the disclosure requirements related to subsequent events. Effective immediately, the ASU retracts the requirement to disclose the date through which subsequent events have been evaluated for a SEC filer. We adopted this ASU in the first quarter of 2010.
Use of Estimates and Assumptions
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, including the accompanying notes. We base our estimates and assumptions on historical factors, current circumstances, and the experience and judgment of management. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ from those estimates.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3— Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(Unaudited)
Overdrawn account balances due from cardholders	$20,033	$12,072
Reserve for uncollectible overdrawn accounts	(13,651)	(7,460)

Net overdrawn account balances due from cardholders	6,382	4,612

Trade receivables	1,167	647
Reserve for uncollectible trade receivables	(36)	(110)

Net trade receivables	1,131	537

Receivables due from card issuing banks	19,815	22,123
Payroll taxes due from related parties	—	2,417
Other receivables	529	598

Accounts receivable, net	$27,857	$30,287

     At December 31, 2009, we had receivables of $2.3 million due from our Chief Executive Officer and $0.1 million due from our Chief Financial Officer. These receivables were related to federal and state payroll taxes arising from stock awards granted and stock options exercised that we were required to remit to the various taxing authorities. We collected these receivables in cash in January 2010.
     Activity in the reserve for uncollectible overdrawn accounts consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Balance, beginning of the period	$9,731	$28,527	$7,460	$26,485
Provision for uncollectible overdrawn accounts:
Fees	12,794	6,078	21,350	10,685
Purchase transactions	755	593	1,290	1,121
Charge-offs	(9,629)	(4,731)	(16,449)	(7,824)

Balance, end of period	$13,651	$30,467	$13,651	$30,467

Note 4— Income Taxes
     Income tax expense for the six months ended June 30, 2010 and 2009 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and our actual income tax expense for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
U.S. federal income tax	35.0%	35.0%
Non-deductible offering costs	3.9	—
State income taxes, net of federal benefit	3.8	6.1
Change in state tax apportionment method	(5.4)	—
Other	1.5	0.9

Income tax expense	38.8%	$42.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4— Income Taxes (Continued)
     Income tax expense was $16.0 million and $16.8 million for the six months ended June 30, 2010 and 2009, respectively, with an effective tax rate of 38.8% and 42.0%, respectively. The effective tax rates for these periods differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit. For the six months ended June 30, 2010, our effective tax rate was also impacted by several discrete items. In May 2010, the California Franchise Tax Board, or FTB, approved our petition to use an alternative apportionment method provided for in Revenue and Tax Code Section 25137. The alternative method, known as the market-source approach, allows us to apportion income to California based on a customer’s billing address, rather than apportion income based on cost of performance, which is the standard method under existing law. Under the market-source approach, we apportion less income to California, resulting in a lower effective state tax rate. The petition is retroactive to our 2009 tax year, prior to the change in our fiscal year from July 31 to December 31. We recognized the effect of the change in apportionment method, including the retroactive tax benefit, in our consolidated financial statements for the three and six months ended June 30, 2010. The benefit from the change in apportionment method was partially offset by non-deductible offering costs recognized during the six months ended June 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.3%.
     In accounting for income taxes, we followed the guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that we have taken or anticipate taking in a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. We have concluded that we have no significant unrecognized tax benefits. We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the years ended July 31, 2005 and 2008 have been examined by the IRS, and there have been no material changes in our tax liabilities for those years. We generally remain subject to examination of our federal income tax returns for the year ended July 31, 2006 and later years. We generally remain subject to examination of our various state income tax returns for periods ranging from four to five years from the respective dates the returns were filed.
Note 5— Redeemable Common Stock and Stockholders’ Equity
Redeemable Common Stock
     In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement has a five-year term commencing May 1, 2010. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. Prior to completion of our initial public offering, the shares issued to Walmart were contingently redeemable as Walmart had the right to require us to repurchase, at the then-current market value, all or a portion of its shares under certain limited circumstances. We have also granted Walmart registration rights for all of its shares of our Class A common stock that are no longer subject to our repurchase right. In connection with the share issuance, Walmart entered into an agreement to vote its shares in proportion to the way the rest of our stockholders vote their shares.
     As of June 30, 2010, 73,620 shares of Class A common stock issued to Walmart were no longer subject to the repurchase right. Additionally, we classified all Class A common stock issued to Walmart outside of permanent equity in our consolidated balance sheet as the shares were contingently redeemable.
Note 6— Stock-Based Compensation
     We granted 89,000 and 85,800 stock options to our officers, employees, and outside directors under our 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan, for the three months ended June 30, 2010 and 2009, respectively. The stock options had a weighted-average exercise price of $32.23 per share and $15.65 per share, respectively, and a weighted-average grant-date fair value of $15.29 per share and $8.80 per share, respectively.
     We granted 219,500 and 135,800 stock options to our officers, employees, and outside directors under our 2001 Stock Plan for the six months ended June 30, 2010 and 2009, respectively. The stock options had a weighted-average exercise price of $27.93 per share and $13.88 per share, respectively, and a weighted-average grant-date fair value of $13.76 per share and $7.71 per share, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6— Stock-Based Compensation (Continued)
     We estimated the fair value of each employee grant on the date of grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Risk-free interest rate	2.36%	3.08%	2.44%	2.63%
Expected term (life) of options (in years)	5.87	6.08	5.83	6.08
Expected dividends	—	—	—	—
Expected volatility	47.57%	57.00%	50.36%	56.63%
     We recognized stock-based compensation expense of $1.7 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.
     As discussed in Note 5 — Redeemable Common Stock and Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $2.5 million of stock-based retailer incentive compensation for the three and six months ended June 30, 2010.
Note 7— Earnings per Common Share
     We calculated EPS using the two-class method. Refer to Note 2 — Summary of Significant Accounting Policies for a discussion of the calculation of EPS.
     The calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Basic earnings per Class A common share
Net income	$12,508	$—	$25,323	$—
Allocated earnings to preferred stock	(7,917)	—	(16,349)	—
Allocated earnings to other classes of common stock	(4,587)	—	(8,970)	—

Net income allocated to Class A common stockholders	4	—	4	—
Weighted-average Class A shares issued and outstanding	13	—	6	—

Basic earnings per Class A common share	$0.32	—	$0.66	—

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	4	—	4	—
Allocated earnings to participating securities, net of re-allocated earnings	4,775	—	9,760	—

Diluted net income allocated to Class A common stockholders	4,779	—	9,764	—
Weighted-average Class A shares issued and outstanding	13	—	6	—
Dilutive potential common shares:
Class B common stock	16,312	—	16,106	—

Diluted weighted-average Class A shares issued and outstanding	16,325	—	16,112	—

Diluted earnings per Class A common share	$0.29	—	$0.61	—

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7— Earnings per Common Share (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Basic earnings per Class B common share
Net income	$12,508	$12,533	$25,323	$23,239
Allocated earnings to preferred stock	(7,917)	(8,600)	(16,349)	(15,827)
Allocated earnings to other classes of common stock	(470)	—	(487)	—

Net income allocated to Class B common stockholders	4,121	3,933	8,487	7,411
Weighted-average Class B shares issued and outstanding	12,985	12,046	12,949	12,043

Basic earnings per Class B common share	$0.32	$0.33	$0.66	$0.62

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	4,121	3,933	8,487	7,411
Re-allocated earnings	654	—	1,273	—

Diluted net income allocated to Class B common stockholders	4,775	3,933	9,760	7,411
Weighted-average Class B shares issued and outstanding	12,985	12,046	12,949	12,043
Dilutive potential common shares:
Stock options	3,055	3,010	2,888	2,920
Warrants	271	744	270	737

Diluted weighted-average Class B shares issued and outstanding	16,311	15,800	16,107	15,700

Diluted earnings per Class B common share	$0.29	$0.25	$0.61	$0.47

     As of June 30, 2010, 2,134,932 shares of Class A common stock issued to Walmart were subject to our right to repurchase. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three and six months ended June 30, 2010.
     We excluded from the computation of basic EPS for the three and six months ended June 30, 2010 all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class B common stock, as the related performance conditions had not been satisfied.
     For the three and six months ended June 30, 2010 and 2009, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Class B common stock
Options to purchase Class B common stock	32	44	34	146
Conversion of convertible preferred stock	24,942	24,922	24,942	25,005

Total options and convertible preferred stock	24,974	25,036	24,976	25,151

Note 8— Significant Customer Concentrations
     A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
     Revenues derived from our products sold at Walmart and our three other largest retail distributors represented approximately 64% and 19%, respectively, of our operating revenues for the three months ended June 30, 2010, and 60% and 22%, respectively, for the three months ended June 30, 2009. Revenues derived from our products sold at Walmart and our three other largest distributors represented approximately 64% and 20%, respectively, of our operating revenues for the six months ended June 30, 2010, and 58% and 26%, respectively, for the six months ended June 30, 2009. In determining the customer concentration, we attributed new card fees and cash transfer revenues to the retail distributor where the sale of the new cards and cash transfer products occurred.
     The concentration of GPR cards activated (in units) for these retail distributors, in the aggregate, was 86% and 97% for the three months ended June 30, 2010 and 2009, respectively. The concentration of sales of cash transfer products (in units) for these retail distributors, in the aggregate, was 93% and 93% for the three months ended June 30, 2010 and 2009, respectively. The concentration of GPR cards activated (in units) for these retail distributors, in the aggregate, was 81%, and 96% for the six months ended June 30, 2010 and 2009, respectively. The concentration of sales of cash transfer products (in units) for these retail distributors, in the aggregate, was 93% and 94% for the six months ended June 30, 2010 and 2009, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8— Significant Customer Concentrations (Continued)
     Our four largest retail distributors also comprised 27%, 34%, 0%, and 17%, respectively, of the settlement assets recorded on our consolidated balance sheet as of June 30, 2010, and 81%, 9%, 0%, and 6%, respectively, as of December 31, 2009. As a result of entering into our amended agreement with Walmart, we changed the manner in which customer funds for certain products sold at Walmart are settled and no longer report settlement assets and liabilities related to these products. This change resulted in a significant reduction in our settlement assets and settlement obligations associated with Walmart and GE Money Bank, respectively.
     During the six months ended June 30, 2010 and 2009, the majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.
Note 9— Business Combination
     On February 4, 2010, we entered into a definitive agreement to acquire 100% of the outstanding common shares and voting interest of Bonneville Bancorp for approximately $15.7 million in cash, subject to approval by various regulatory bodies. Bonneville Bancorp, a Utah bank holding company, offers a range of business and consumer banking products in the Provo, Utah area through its bank subsidiary, Bonneville Bank, or the Bank. The Bank also originates commercial, industrial, residential, real estate and personal loans. We expect to focus the Bank on issuing our Green Dot-branded debit cards linked to an FDIC-insured transactional account.
     As of June 30, 2010, our proposed bank acquisition was still pending regulatory approval.
Note 10— Subsequent Events
     We evaluate subsequent events that have occurred after our most recent balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.
     Based on the evaluation, we did not identify any recognized subsequent events that would have required adjustment to the consolidated financial statements. The following were unaudited, nonrecognized subsequent events we identified:
     In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, a new equity incentive plan and a new employee stock purchase plan. The 2010 Equity Incentive Plan replaces our 2001 Stock Plan. We reserved 2,000,000 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan. The number of shares reserved for issuance under our 2010 Equity Incentive Plan will increase automatically on the first day of January of each of 2011 through 2014 by a number of shares equal to 3% of the total outstanding shares our Class A and Class B common stock as of the immediately preceding December 31st. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We reserved 200,000 shares of our Class A common stock for issuance under our 2010 Employee Stock Purchase Plan. The number of shares reserved for issuance under our 2010 Employee Stock Purchase Plan will automatically increase on the first day of January of each of 2011 through 2018 by the number of shares equal to 1% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31st. Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year.
     As discussed in Note 1 — Organization, we completed an initial public offering of 5,241,758 shares of our Class A common stock on July 27, 2010 at an initial public offering price of $36.00 per share, of which all the shares were sold by existing stockholders. We did not receive any proceeds from the sale of shares of our Class A common stock in the offering. Effective with the completion of the initial public offering, certain selling stockholders exercised a warrant to purchase 283,786 shares of Series C-1 preferred stock at an exercise price of $1.41 per share and vested options to purchase 377,840 share of Class B common stock with a weighted-average exercise price of $2.63 in order to sell the underlying shares of Class A common stock in the offering. We received aggregate proceeds of $1.4 million from these exercises. Concurrent with the completion of the offering, all of our outstanding shares of convertible preferred stock were automatically converted to 24,941,421 shares of our Class B common stock and all shares of our Class B common stock sold in the offering were automatically converted into a like number of Class A common stock. Our consolidated financial statements, including share and per share amounts, do not include the effect of the initial public offering since it was completed subsequent to June 30, 2010.
     On July 27, 2010, the date we completed our initial public offering, Walmart’s contingent right to require us to repurchase, at the then-current market value, all or a portion of its shares expired. Consequently, the Class A common stock issued to Walmart is no longer redeemable and will be classified in permanent equity on our consolidated balance sheets in future periods.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10— Subsequent Events (Continued)
     On July 27, 2010, we filed a restated certificate of incorporation, among other things, to increase the number of authorized Class A and Class B common stock from 75,000,000 shares each to 100,000,000 shares each and reduce the number of authorized preferred stock from 25,553,267 to 5,000,000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “assumes,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
     The following is a discussion and analysis of our financial condition and results of operations and should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on July 22, 2010. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries.
Overview
     Green Dot is a leading prepaid financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable prepaid debit cards in the United States and that our Green Dot Network is the leading reload network for prepaid cards in the United States. We sell our cards and offer our reload services nationwide at approximately 50,000 retail store locations, which provide consumers convenient access to our products and services.
     We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
     Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 1.5 million and 0.9 million GPR cards in the three months ended June 30, 2010 and 2009, respectively, and 3.3 million and 1.8 million GPR cards in the six months ended June 30, 2010 and 2009, respectively.
     Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 6.4 million and 4.1 million MoneyPak and POS swipe reload transactions in the three months ended June 30, 2010 and 2009, respectively, and 12.3 million and 7.6 million MoneyPak and POS swipe reload transactions in the six months ended June 30, 2010 and 2009, respectively
     Number of Active Cards — represents the total number of GPR cards in our portfolio that have had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 3.2 million and 2.0 million active cards outstanding as of June 30, 2010 and 2009, respectively.
     Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $2.4 billion and $1.3 billion for the three months ended June 30, 2010 and 2009, respectively, and $5.2 billion and $2.6 billion for the six months ended June 30, 2010 and 2009, respectively.
     Net income for the three months ended June 30, 2010 was $12.5 million as compared to $12.5 million for the corresponding period in 2009. Net income for the six months ended June 30, 2010 was $25.3 million as compared to $23.2 million for the corresponding period in 2009. Results for the three and six months ended June 30, 2010 were favorably impacted by increases in card revenues, cash transfer revenues and interchange revenues primarily due to period-over-period growth in all of our key metrics described above. In particular, our results for the six months ended June 30, 2010 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards in the three months ended March 31, 2010. Our results of operations for the three and six months ended June 30, 2010 were also favorably impacted by a decrease in our effective tax rate as a result of the California Franchise Tax Board’s approval in May 2010 of our petition to use an alternative apportionment method. Under this alternative apportionment method, we apportion less income to the State of California, resulting in a lower effective state tax rate. The petition is retroactive to our 2009 tax year, prior to the change in our fiscal year from July 31 to December 31. We recognized the effect of the change in apportionment method, including the retroactive tax benefit, in our consolidated financial statements in the three and six months ended June 30, 2010. Excluding the impact of this change and another partially offsetting discrete item, our effective tax rate for the six months ended June 30, 2010 would have been 40.3%, rather than 38.8%. We expect that our effective tax rate will remain relatively consistent with the 40.3% level for the remainder of 2010. The petition expires on July 31, 2011, however, we expect to continue to benefit from the lower effective state tax rate in subsequent years as certain enacted tax law changes, which conform to the petition, become effective January 1, 2011.
     Our results of operations for the three and six months ended June 30, 2010 were adversely impacted by stock-based retailer incentive compensation recognized in the three and six months ended June 30, 2010 and by increases in our total operating expenses due to increased sales commission percentages that we pay to Walmart, as described under “Recent Changes to Our Relationship With Walmart” below, increased sales commission paid to our retail distributors due to a higher number of GPR cards activated and cash transfer sold, growth in our headcount, professional services related to our initial public offering and our proposed bank acquisition, and overall growth in our infrastructure.

Recent Changes to Our Relationship with Walmart
     In May 2010, we entered into an amended prepaid card program agreement with Walmart and GE Money Bank. This agreement extended the term of our commercial relationship with Walmart and GE Money Bank to May 2015 and significantly increased the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program, which currently accounts for approximately 85% of the total revenues that we derive from products sold at Walmart, to an estimated 22%, or a level approximately equal to what they had been during the three months ended December 31, 2008. Additionally, the amended agreement provides volume-based incentives that allow Walmart to earn higher sales commission percentages as sales volumes of our products in its stores grow. The agreement also provides for enhanced coordination of Walmart’s and our promotional efforts with respect to the Walmart MoneyCard program, including annual contributions by Walmart and us to a joint marketing fund. Historically, and under our amended agreement with Walmart, the sales commission percentages we pay to Walmart for the Walmart MoneyCard program are derived from a formula and vary based on dynamic program factors, such as new card sales rates, consumer pricing, average cardholder usage and retention.
     As a result of entering into our amended agreement with Walmart, we changed the manner in which customer funds for certain products sold at Walmart are settled and no longer report settlement assets and liabilities related to these products. This change resulted in a significant reduction in our settlement assets and settlement obligations associated with Walmart and GE Money Bank, respectively.
Key components of our results of operations
Operating Revenues
     We classify our operating revenues into the following four categories:
     Card Revenues—Card revenues consist of new card fees, monthly maintenance fees, ATM fees and other revenues. We charge new card fees when a consumer purchases a GPR or gift card in a retail store. We charge maintenance fees on GPR cards to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services that generate other revenues include providing a second card for an account, expediting delivery of the personalized GPR card that replaces the temporary card obtained at the retail store and upgrading a cardholder account to one of our premium programs — the VIP program or Premier Card program — which provide benefits for our more active cardholders. Historically, our card revenues have also included customer service fees that we charged in accordance with the terms and conditions in our cardholder agreements.
     Our aggregate new card fee revenues vary based upon the number of GPR cards activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new card fees among Green Dot-branded and co-branded products and between GPR cards and general purpose gift cards. Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of Green Dot-branded and co-branded cards in our portfolio and upon the extent to which fees are waived based on significant usage. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of Green Dot-branded and co-branded active cards in our portfolio and the extent to which cardholders enroll in our VIP program, which has no ATM fees, or effect ATM transactions on our fee-free ATM network.
     Cash Transfer Revenues—We earn cash transfer revenues when consumers purchase and use a MoneyPak or fund their cards through a POS swipe reload transaction in a retail store. Our aggregate cash transfer revenues vary based upon the total number of MoneyPak and POS swipe reload transactions and the average price per MoneyPak or POS swipe reload transaction. The average price per MoneyPak or POS swipe reload transaction depends upon the relative numbers of cash transfer sales at our different retail distributors and on the mix of MoneyPak and POS swipe reload transactions at certain retailers that have different fees for the two types of reload transactions.
     Interchange Revenues—We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by Visa and MasterCard, when cardholders make purchase transactions using our cards. Our aggregate interchange revenues vary based primarily on the number of active cards in our portfolio and on the mix of cardholder purchases between those using signature identification technologies and those using personal identification numbers.
     Stock-based retailer incentive compensation—We recognize each month the fair value of the 36,810 shares issued to Walmart for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock (and we would be required to recognize the fair value of all shares still subject to repurchase if there were an early expiration of our right to repurchase). We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. In addition, it is possible that, in the future, a warrant to purchase Class B common stock will vest and become exercisable upon the achievement of certain performance goals by PayPal. If this warrant vests, we will need to determine its fair value on the vesting date using the Black-Scholes model and will record that value as additional contra-revenue.
Operating Expenses
     We classify our operating expenses into the following four categories:
Sales and Marketing Expenses—Sales and marketing expenses consist primarily of the sales commissions we pay to our retail distributors and brokers for sales of our GPR and gift cards and reload services in their stores, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized GPR cards to consumers who have activated their cards. We generally establish sales commission percentages in long-term distribution agreements with our retail distributors, and aggregate sales commissions are determined by the number of prepaid cards and cash transfers sold at their respective retail stores. We incur advertising and marketing expenses for television and online advertisements of our products and through retailer-based print promotions and in-store displays. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in revenues. Our manufacturing and distribution costs vary primarily based on the number of GPR cards activated.
     Compensation and Benefits Expenses—Compensation and benefits expenses represent the compensation and benefits that we provide to our employees and the payments we make to third-party contractors. While we have an in-house customer service organization, we employ third-party contractors to conduct all call center operations, handle routine customer service inquiries and provide temporary support in the area of IT operations and elsewhere. Compensation and benefits expenses associated with our customer service and loss management functions generally vary in line with the size of our active card portfolio, while the expenses associated with other functions do not.
     Processing Expenses—Processing expenses consist primarily of the fees charged to us by the banks that issue our prepaid cards, the third-party card processor that maintains the records of our customers’ accounts and processes transaction authorizations and postings for us, and Visa and MasterCard, which process transactions for us through their respective payment networks. These costs generally vary based on the total number of active cards in our portfolio.
     Other General and Administrative Expenses—Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, losses from unrecovered customer purchase transaction overdrafts and fraud, rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio as do losses from unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, and rent and utilities vary based upon our investment in infrastructure, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
Income Tax Expense
     Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Since the majority of our operations are based in California, most of our state taxes are paid to that state.
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with GAAP. The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, current circumstances and various other assumptions that our management believes to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
     We recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is sold or the service is performed, and collectibility of the resulting receivable is reasonably assured.
     We defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our service obligation to our customers. We consider the service obligation period to be the average card lifetime. We determine the average card lifetime for each pool of homogeneous products (e.g., products that exhibit the same characteristics such as nature of service and terms and conditions) based on company-specific historical data. Currently, we determine the average card lifetime separately for our GPR cards and gift cards. For our GPR cards, we measure the card lifetime as the period of time, inclusive of reload activity, between sale (or activation) of a card and the date of the last positive balance on that card. We analyze GPR cards activated between six and forty-two months prior to each balance sheet date. We use this historical look-back period as a basis for determining our average card lifetime because it provides sufficient time for meaningful behavioral trends to develop. Currently, our GPR cards have an average card lifetime of nine months. The usage of gift cards is limited to the initial funds loaded to the card. Therefore, we measure these gift cards’ lifetime as the redemption period over which cardholders perform the substantial majority of their transactions. Currently, gift cards have an average lifetime of six months. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
     We also defer and expense commissions paid to retail distributors related to new card sales ratably over the average card lifetime, which is currently nine months for our GPR cards and six months for gift cards.
     We report our different types of revenues on a gross or net basis based on our assessment of whether we act as a principal or an agent in the transaction. To the extent we act as a principal in the transaction, we report revenues on a gross basis. In concluding whether or not we act as a principal or an agent, we evaluate whether we have the substantial risks and rewards under the terms of the revenue-generating arrangements, whether we are the party responsible for fulfillment of the services purchased by the cardholders, and other factors. For all of our significant revenue-generating arrangements, including GPR and gift cards, we recognize revenues on a gross basis.
     Generally, customers have limited rights to a refund of the new card fee or a cash transfer fee. We have elected to recognize revenues prior to the expiration of the refund period, but reduce revenues by the amount of expected refunds, which we estimate based on actual historical refunds.

     On occasion, we enter into incentive agreements with our retail distributors designed to increase product acceptance and sales volume. We record incentive payments, including the issuance of equity instruments, as a reduction of revenues and recognize them over the period the related revenues are recognized or as services are rendered, as applicable.
Reserve for Uncollectible Overdrawn Accounts
     Cardholder account overdrafts may arise from maintenance fee assessments on our GPR cards or from purchase transactions that we honor on GPR or gift cards, in each case in excess of the funds in the cardholder’s account. We are responsible to the banks that issue our cards for any losses associated with these overdrafts. Overdrawn account balances are therefore deemed to be our receivables due from cardholders, and we include them as a component of accounts receivable, net, on our consolidated balance sheets. The banks that issue our cards fund the overdrawn account balances on our behalf. We include our obligations to them on our consolidated balance sheets as amounts due to card issuing banks for overdrawn accounts, a current liability, and we settle our obligations to them based on the terms specified in their agreements with us. These settlement terms generally require us to settle on a monthly basis or when the cardholder account is closed, depending on the card issuing bank.
     We generally recover overdrawn account balances from those GPR cardholders that perform a reload transaction. In addition, we recover some purchase transaction overdrafts through enforcement of payment network rules, which allow us to recover the amounts from the merchant where the purchase transaction was conducted. However, we are exposed to losses from unrecovered GPR cardholder account overdrafts. The probability of recovering these amounts is primarily related to the number of days that have elapsed since an account had activity, such as a purchase, ATM transaction or fee assessment. Generally, we recover 60-70% of overdrawn account balances in accounts that have had activity in the last 30 days, 10-20% in accounts that have had activity in the last 30 to 60 days, and less than 10% when more than 60 days have elapsed.
     We establish a reserve for uncollectible overdrawn accounts for maintenance fees we assess and purchase transactions we honor, in each case in excess of a cardholder’s account balance. We classify overdrawn accounts into age groups based on the number of days since the account last had activity. We then calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent for several years. When more than 90 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts.
     Overdrafts due to maintenance fee assessments comprised approximately 94% of our total overdrawn account balances due from cardholders for the six months ended June 30, 2010. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to two maintenance fees, currently $6.00 for the Walmart MoneyCard and $11.90 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related reserve for uncollectible overdrawn accounts, as a component of card revenues in our consolidated statements of operations.
     We include our reserve for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations. As the recovery rate for gift card overdrafts is based solely upon relatively unpredictable factors, such as negotiations with merchants where purchase transactions are conducted, we generally reserve these amounts in full as they occur and recognize recoveries on a cash basis.
     Our recovery rates may change in the future in response to factors such as the pricing of reloads and new cards and the availability of substitute products.
Stock-Based Compensation
     Effective August 1, 2006, we adopted a new accounting standard related to stock-based compensation. We adopted the new standard using the prospective transition method, which required compensation expense to be recognized on a prospective basis, and therefore prior period financial statements do not include the impact of our adoption of this standard. Compensation expense recognized relates to stock options granted, modified, repurchased, or cancelled on or after August 1, 2006. We record compensation expense using the fair value method of accounting. For stock options, we base compensation expense on option fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, we base compensation expense on the estimated fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
     We continue to account for stock options granted to employees prior to August 1, 2006, using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees was determined as the difference, if any, between the fair value of the underlying common stock on the grant date, and the price an employee must pay to exercise the award.
     We measure the fair value of equity instruments issued to non-employees as of the earlier of the date a performance commitment has been reached by the counterparty or the date performance is completed by the counterparty. We determine the fair value using the Black-Scholes option-pricing model or the fair value of our common stock, as applicable, and recognize related expense in the same periods that the goods or services are received.
Recent Accounting Pronouncements
     In February 2010, the FASB issued Accounting Standards Update, or ASU, 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends the disclosure requirements related to subsequent events. Effective immediately, the ASU retracts the requirement to disclose the date through which subsequent events have been evaluated for a SEC filer. We adopted this ASU in the first quarter of 2010.

Comparison of Three Months Ended June 30, 2010 and 2009
Operating Revenues
     The following table presents a breakdown of our operating revenues, operating expenses and other financial data:

	Three Months Ended June 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues
	(Dollars in thousands)
Operating revenues:
Card revenues	$42,228	46.8%	$30,977	49.3%
Cash transfer revenues	24,364	27.0	16,383	26.1
Interchange revenues	26,183	28.9	15,530	24.6
Stock-based retailer incentive compensation	(2,457)	(2.7)	—	—

Total operating revenue	$90,318	100.0%	$62,890	100.0%

     Card Revenues—Card revenues totaled $42.2 million for the three months ended June 30, 2010, an increase of $11.2 million, or 36%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 60% in the number of active cards in our portfolio. This growth was driven by a variety of factors including the impact of a very successful tax season in which a greater number of customers chose to receive their tax refunds via direct deposit onto our cards, growth in the number of our cards sold through our online distribution channel, substantial television advertising in the more recent comparison period and the launch of new retailers like 7-Eleven. Additionally, the price reductions and new product features that we launched in July 2009 helped us attract significant numbers of new users of our Green Dot branded products. These fee reductions also contributed to the decline in card revenues as a percentage of total operating revenue.
     Cash Transfer Revenues—Cash transfer revenues totaled $24.4 million for the three months ended June 30, 2010, an increase of $8.0 million, or 49%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 56% in the number of cash transfers sold, partially offset by a shift in our retail distributor mix toward Walmart, which generally has lower fees than our other retail distributors.
     Interchange Revenues—Interchange revenues totaled $26.2 million for the three months ended June 30, 2010, an increase of $10.7 million, or 69%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 60% in the number of active cards in our portfolio, driven by the factors discussed above under “Card Revenues.”
     Stock-based retailer incentive compensation—Our right to repurchase lapsed as to 73,620 shares issued to Walmart. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $2.5 million recorded as stock-based retailer incentive compensation.
Operating Expenses
     The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues
	(Dollars in thousands)
Operating expenses:
Sales and marketing expenses	$31,433	34.8%	$15,232	24.2%
Compensation and benefits expenses	16,593	18.4	10,751	17.1
Processing expenses	13,872	15.4	9,441	15.0
Other general and administrative expenses	11,266	12.4	5,928	9.5

Total operating expenses	$73,164	81.0%	$41,352	65.8%

     Sales and Marketing Expenses—Sales and marketing expenses totaled $31.4 million for the three months ended June 30, 2010, an increase of $16.2 million, or 107%, from the comparable period in 2009. The increase was primarily the result of an $11.2 million increase in sales commissions and manufacturing and distribution costs due to the increased numbers of GPR cards and MoneyPaks sold compared with the corresponding period in 2009 and increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement. The increase in sales and marketing expenses was also due to a $5.0 million increase in advertising and marketing expenses, as we did no television advertising and deployed fewer new in-store displays during the 2009 comparison period.

     Compensation and Benefits Expenses—Compensation and benefits expenses totaled $16.6 million for the three months ended June 30, 2010, an increase of $5.8 million, or 54%, from the comparable period in 2009. This increase was primarily the result of a $3.9 million increase in employee compensation and benefits, which included a $1.0 million increase in stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations and prepared to take on the reporting requirements and compliance obligations of a public company. The increase in compensation and benefits expenses was also due to a $1.9 million increase in third-party contractor expenses as the number of active cards in our portfolio and associated call volumes increased from the three months ended June 30, 2009 to the three months ended June 30, 2010.
     Processing Expenses—Processing expenses totaled $13.9 million for the three months ended June 30, 2010, an increase of $4.5 million, or 48%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 60% in the number of active cards in our portfolio.
     Other General and Administrative Expenses—Other general and administrative expenses totaled $11.3 million for the three months ended June 30, 2010, an increase of $5.4 million, or 92%, from the comparable period in 2009. The increase was primarily the result of an increase of $2.7 million relating to professional services expenses, $1.5 million of which resulted from expenses related to our initial public offering as we did not expect to receive any proceeds from the sale of our Class A common stock, all of which were sold by existing shareholders, and $1.1 million of which represented an increase in professional services fees primarily incurred in connection with our potential bank acquisition. The increase in other general and administrative expenses was also the result of a $1.0 million increase in telephone and communications expenses resulting from increased use of our call center and our interactive voice response system, or IVR, as the number of active cards in our portfolio increased. Additionally, depreciation and amortization of property and equipment increased by $0.6 million due to expansion of our infrastructure to support our growth.
Income Tax Expense
     Our income tax expense decreased by $4.4 million to $4.7 million in the three months ended June 30, 2010 from the comparable period in 2009, and there was a 14.6 percentage point decrease in the effective tax rate from 42.0% to 27.4% due to the approval of our petition to use an alternative apportionment method by the California Franchise Tax Board in May 2010. We recognized the effect of the change in apportionment method, including the retroactive benefit, in our consolidated financial statements in the three months ended June 30, 2010. The decrease in the effective tax rate was partially offset by non-deductible expenses related to our initial public offering recognized in the three months ended June 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 30.9%.
Comparison of Six Months Ended June 30, 2010 and 2009
     Operating Revenues
     The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues:

	Six Months Ended June 30,
	2010		2009
		% of Total Operating		% of Total Operating
	Amount	Revenues	Amount	Revenues
	(Dollars in thousands)
Operating revenues:
Card revenues	$84,386	46.1%	$62,162	50.3%
Cash transfer revenues	47,146	25.7	32,127	26.0
Interchange revenues	54,062	29.5	29,341	23.7
Stock-based retailer incentive compensation	(2,457)	(1.3)	—	—

Total operating revenues	$183,137	100.0%	$123,630	100.0%

     Card Revenues—Card revenues totaled $84.4 million for the six months ended June 30, 2010, an increase of $22.2 million, or 36%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 83% in the number of GPR cards activated and 60% in the number of active cards in our portfolio. Our card revenues were impacted by the same factors that impacted our card revenues for the three months ended June 30, 2010. In addition, the February 2009 reduction in the new card fee for the Walmart MoneyCard contributed to the increase in our card revenues in the six months ended June 30, 2010 compared with the corresponding period of 2009.
     Cash Transfer Revenues—Cash transfer revenues totaled $47.1 million for the six months ended June 30, 2010, an increase of $15.0 million, or 47%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 62% in the number of cash transfers sold, partially offset by a shift in our retail distributor mix toward Walmart for the same reasons this shift offset our cash transfer revenues for the three months ended June 30, 2010.
     Interchange Revenues—Interchange revenues totaled $54.1 million for the six months ended June 30, 2010, an increase of $24.8 million, or 85%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 60% in the number of active cards in our portfolio, driven by the factors discussed above under “Card Revenues.”

     Stock-based retailer incentive compensation— Our right to repurchase lapsed as to 73,620 shares issued to Walmart. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $2.5 million recorded as stock-based retailer incentive compensation.
Operating Expenses
     The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2010		2009
		% of Total Operating		% of Total Operating
	Amount	Revenues	Amount	Revenues
	(Dollars in thousands)
Operating expenses:
Sales and marketing expenses	$57,472	31.4%	$35,248	28.5%
Compensation and benefits expenses	32,853	17.9	20,161	16.3
Processing expenses	28,552	15.6	17,141	13.9
Other general and administrative expenses	23,021	12.6	11,134	9.0

Total operating expenses	$141,898	77.5%	$83,684	67.7%

     Sales and Marketing Expenses—Sales and marketing expenses totaled $57.5 million for the six months ended June 30, 2010, an increase of $22.3 million, or 63%, from the comparable period in 2009. The increase was primarily the result of a $14.0 million increase in sales commissions and manufacturing and distribution costs due to the increased numbers of GPR cards and MoneyPaks sold compared with the corresponding period and increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement. The increase in sales and marketing expenses was also due to an $8.3 million increase in advertising and marketing expenses, as we did no television advertising and deployed fewer new in-store displays during the 2009 comparison period.
     Compensation and Benefits Expenses—Compensation and benefits expenses totaled $32.9 million for the six months ended June 30, 2010, an increase of $12.7 million, or 63%, from the comparable period in 2009. The increase was primarily the result of a $7.6 million increase in employee compensation and benefits, which included a $2.3 million increase in stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations and prepared to take on the reporting requirements and compliance obligations of a public company. The increase in compensation and benefits expenses was also due to a $5.1 million increase in third-party contractor expenses as the number of active cards in our portfolio and associated call volumes increased from the six months ended June 30, 2009 to the six months ended June 30, 2010.
     Processing Expenses—Processing expenses totaled $28.6 million for the six months ended June 30, 2010, an increase of $11.5 million, or 67%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 60% in the number of active cards in our portfolio.
     Other General and Administrative Expenses—Other general and administrative expenses totaled $23.0 million for the six months ended June 30, 2010, an increase of $11.9 million, or 107%, from the comparable period in 2009. The increase was primarily the result of an increase of $6.8 million relating to professional services expenses, $4.2 million of which resulted from expenses related to our initial public offering as we did not expect to receive any proceeds from the sale of our Class A common stock, all of which were sold by existing shareholders, and $2.6 million of which represented an increase in professional services fees primarily incurred in connection with our proposed bank acquisition and other corporate development initiatives. The increase in other general and administrative expenses was also the result of a $2.0 million increase in telephone and communications expenses resulting from increased use of our call center and our interactive voice response system, or IVR, as the number of active cards in our portfolio increased. Additionally, depreciation and amortization of property and equipment increased by $1.0 million due to expansion of our infrastructure to support our growth.
Income Tax Expense
     Our income tax expense decreased by $0.8 million to $16.0 million in the six months ended June 30, 2010 from the comparable period in 2009, and there was a 3.2 percentage point decrease in the effective tax rate from 42.0% to 38.8% due to the approval of our petition to use an alternative apportionment method by the California Franchise Tax Board in May 2010. We recognized the effect of the change in apportionment method, including the retroactive benefit, in our consolidated financial statements in the six months ended June 30, 2010. The decrease in the effective tax rate was partially offset by non-deductible expenses related to our initial public offering recognized in the six months ended June 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.3%.

Liquidity and Capital Resources
     The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Total cash provided by (used in)
Operating activities	$54,521	$32,213
Investing activities	3,740	(16,195)
Financing activities	420	(2,492)

Increase in cash and cash equivalents	$58,681	$13,526

     In the three and six months ended June 30, 2010 and 2009, we financed our operations primarily through our cash flows from operations. At June 30, 2010, our primary source of liquidity was unrestricted cash and cash equivalents totaling $115.0 million.
     We use trend and variance analyses to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
     In February 2010, we entered into a definitive agreement for our proposed bank acquisition. Under the terms of the agreement, we have agreed to acquire all of the outstanding common shares and voting interest of Bonneville Bancorp for an aggregate purchase price of approximately $15.7 million in cash. We plan to pay for the acquisition with existing cash balances. We currently expect to complete this acquisition in the fourth quarter of calendar 2010. However, the acquisition is subject to regulatory approval and other customary closing conditions and, therefore, there can be no assurance that our proposed bank acquisition will be completed within in this timeframe, or at all.
Cash Flows from Operating Activities
     Our $54.5 million of net cash provided by operating activities in the six months ended June 30, 2010 resulted from $25.3 million of net income, the adjustment for non-cash operating expenses of $32.0 million (including $22.6 million for the provision for uncollectible overdrawn accounts, $3.5 million of stock-based compensation, $3.4 million for depreciation and amortization and $2.5 million for stock-based retail incentive compensation), a $8.6 million increase in amounts due to card issuing banks for overdrawn accounts, a $5.2 million increase in accounts payable and accrued liabilities, a $2.6 million decrease in deferred expenses, a $2.3 million decrease in income taxes receivable and a $2.1 million decrease in prepaid expenses and other assets. This increase was partially offset by a $20.2 million increase in accounts receivable and a $3.4 million decrease in deferred revenue.
     Our $32.2 million of net cash provided by operating activities in the six months ended June 30, 2009 resulted from $23.2 million of net income, the adjustment for non-cash operating expenses of $15.4 million (including $11.8 million for the provision for uncollectible overdrawn accounts, $2.3 million for depreciation and amortization and $1.2 million of stock-based compensation), a $4.8 million increase in amounts due to card issuing banks for overdrawn accounts, a $3.8 million decrease in deferred expenses and a $2.6 million increase in accounts payable and accrued liabilities. This increase was partially offset by a $12.3 million increase in accounts receivable and a $4.5 million decrease in deferred revenue.
Cash Flows from Investing Activities
     Our $3.7 million of net cash provided by investing activities in the six months ended June 30, 2010 consisted of a $10.2 million decrease in restricted cash offset in part by the purchase of $6.5 million of property and equipment. Our $16.2 million of net cash used in investing activities in the six months ended June 30, 2009 consisted of a $13.0 million increase in restricted cash and the purchase of $3.2 million of property and equipment related to expanding our operations, including the development of internal-use software, which we capitalized.
Cash Flows from Financing Activities
     Our $420,000 of net cash provided by financing activities in the six months ended June 30, 2010 was entirely the result of proceeds from the exercise of stock options. Our $2.5 million of net cash used in financing activities in the six months ended June 30, 2009 was primarily associated with the exercise of a call option on a common stock warrant for $2.0 million and the redemption of preferred and common stock for $0.6 million.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the potential for economic losses from changes in market factors such as foreign currency exchange rates, credit, interest rates and equity prices. We believe that we have limited exposure to risks associated with changes in foreign currency exchange rates, interest rates and equity prices. We have no foreign operations, and we do not transact business in foreign currencies. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short periods of time to maturity.
     We do have exposure to credit risk associated with the financial institutions that hold our cash, cash equivalents and restricted cash and our settlement assets due from our retail distributors that collect funds and fees from our customers. We manage the credit risk associated with our cash and cash equivalents by maintaining an investment policy that limits investments to highly liquid funds with certain highly rated financial institutions. Our policy also limits the investment concentration that we may have with a single financial institution. We monitor compliance with our investment policy on an ongoing basis, including quarterly communication with the audit committee of our board of directors.
     We also have exposure to credit risk associated with our retail distributors, but that exposure is limited due to the short time period, currently an average of three days, that the retailer settlement asset is outstanding. We perform an initial credit review of each new retail distributor prior to signing a distribution agreement with it, and then monitor its financial performance on a periodic basis. We monitor each retail distributor’s settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis.

ITEM 4.	Controls and Procedures
     Disclosure controls and procedures—Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Change in internal control over financial reporting—There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Limitations on Effectiveness of Controls—Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Risk Factors” of our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 22, 2010.
Risks Related to Our Business
     Our growth rates may decline in the future.
     In recent quarters, our operating income and net income have fluctuated and the rate of growth of our operating revenues generally has declined. Accordingly, there can be no assurance that we will be able to continue our historical growth rates in future periods, and we would expect seasonal or other influences to cause periodic sequential quarterly declines in our operating revenues, operating income and net income. In particular, our results for the three months ended March 31, 2010 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards. The resulting incremental operating revenues will not be replicated in the remaining quarters of 2010, and thus we believe that our quarterly total operating revenues for the remaining quarters in 2010 will be below those in the three months ended March 31, 2010. In addition, the monthly lapsing of our repurchase right with respect to the equity issued to Walmart in May 2010 will result in noncash accounting charges that reduce our GAAP total operating revenues, and therefore will also have an adverse impact on our GAAP operating income, net income and earnings per common share, for the next five years.
     In the near term, our continued growth depends in significant part on our ability, among other things, to attract new users of our products, to expand our reload network and to increase our operating revenues per customer. Since the value we provide to our network participants relates in large part to the number of users of, businesses that accept reloads or payments through, and applications enabled by, the Green Dot Network, our operating revenues could suffer if we were unable to increase the number of purchasers of our GPR cards and to expand and adapt our reload network to meet consumers’ evolving needs. We may fail to expand our reload network for a number of reasons, including our inability to produce products and services that appeal to consumers and lead to increased new card sales, our loss of one or more key retail distributors or our loss of key, or failure to add, businesses that accept reloads or payments through the Green Dot Network, which we refer to as our network acceptance members.
     We may not be able to increase card usage and cardholder retention, which have been two important contributors to our growth. Currently, many of our cardholders use their cards infrequently or do not reload their cards. We may be unable to generate increases in card usage or cardholder retention for a number of reasons, including our inability to maintain our existing distribution channels, the failure of our cardholder retention and usage incentives to influence cardholder behavior, our inability to predict accurately consumer preferences or industry changes and to modify our products and services on a timely basis in response thereto, and our inability to produce new features and services that appeal to cardholders.
     As the prepaid financial services industry continues to develop, our competitors may be able to offer products and services that are, or that are perceived to be, substantially similar to or better than ours. This may force us to compete on the basis of price and to expend significant advertising, marketing and other resources in order to remain competitive. Even if we are successful at increasing our operating revenues through our various initiatives and strategies, we will experience an inevitable decline in growth rates as our operating revenues increase to higher levels and we may also experience a decline in margins. If our operating revenue growth rates slow materially or decline, our business, operating results and financial condition could be adversely affected.
     Operating revenues derived from sales at Walmart and our other three largest retail distributors, as a group, represented 64% and 19%, respectively, of our total operating revenues during the three months ended June 30, 2010, and the loss of operating revenues from any of these retail distributors would adversely affect our business.
     Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and our three other largest retail distributors, as a group, were approximately 64% and 19%, respectively, in the three months ended June 30, 2010. We do not expect calendar 2010 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the three months ended June 30, 2010, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
     Our contracts with these retail distributors have terms that expire at various dates between 2011 and 2015, but they can in limited circumstances, such as our material breach or insolvency, or in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of GE Money Bank or us, or our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.

     Our future success depends upon our retail distributors’ active and effective promotion of our products and services, but their interests and operational decisions might not always align with our interests.
     Substantially all of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Revenues from our retail distributors depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of consumer products for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores, and they could give higher priority to the products and services of other companies. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our cards and MoneyPak reload product. Our operating revenues may also be negatively affected by our retail distributors’ operational decisions. For example, if a retail distributor fails to train its cashiers to sell our products and services or implements changes in its systems that disrupt the integration between its systems and ours, we could experience a decline in our product sales. Even if our retail distributors actively and effectively promote our products and services, there can be no assurance that their efforts will result in growth of our operating revenues.
     Our operating results may fluctuate in the future, which could cause our stock price to decline.
     Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations may be due to a number of factors, including, but not limited to:
•	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;
•	the timing and success of new product or service introductions by us or our competitors;
•	seasonality in the purchase or use of our products and services;
•	reductions in the level of interchange rates that can be charged;
•	fluctuations in customer retention rates;
•	changes in the mix of products and services that we sell;
•	changes in the mix of retail distributors through which we sell our products and services;
•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors;
•	the timing of commencement, renegotiation or termination of relationships with significant network acceptance members;
•	changes in our or our competitors’ pricing policies or sales terms;
•	the timing of commencement and termination of major advertising campaigns;
•	the timing of costs related to the development or acquisition of complementary businesses;
•	the timing of costs of any major litigation to which we are a party;
•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;
•	our ability to control costs, including third-party service provider costs;
•	volatility in the trading price of our Class A common stock, which may lead to higher stock-based compensation expenses or fluctuations in the valuations of vesting equity; and
•	changes in the regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.
     The industry in which we compete is highly competitive, which could adversely affect our operating revenue growth.
     The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. Our current and potential competitors include:
•	prepaid card program managers, such as First Data Corporation, Netspend Corporation , AccountNow, Inc., PreCash Inc. and UniRush, LLC ;
•	reload network providers, such as Visa, Inc. (or Visa), MasterCard International Incorporated (or MasterCard), The Western Union Company and MoneyGram International, Inc.; and

•	prepaid card distributors, such as InComm and Blackhawk Network, Inc.
     Some of these vendors compete with us in more than one of the vendor categories described above, while others are primarily focused in a single category. In addition, competitors in one category have worked or are working with competitors in other categories to compete with us. A portion of our cash transfer revenues is derived from reloads to cards managed by companies that compete with us as program managers. We also face potential competition from retail distributors or from other companies, such as Visa, that may in the future decide to compete, or compete more aggressively, in the prepaid financial services industry.
     We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards.
     Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We may also face price competition that results in decreases in the purchase and use of our products and services. To stay competitive, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, which could adversely affect our operating results.

     Our continued growth depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services. If we fail to compete effectively against any of the foregoing threats, our revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
     We operate in a highly regulated environment, and failure by us or the businesses that participate in our reload network to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
     We operate in a highly regulated environment, and failure by us or the businesses that participate in our reload network to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities.
     Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. For example, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance, including monitoring for possible violations of laws by the businesses that participate in our reload network. Failure by us or those businesses to comply with the laws and regulations to which we are subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers and other network participants, banks that issue our cards and regulators, and could materially and adversely affect our business, operating results and financial condition.
     Changes in laws and regulations to which we are subject, or to which we may become subject, may increase our costs of operation, decrease our operating revenues and disrupt our business.
     Changes in laws and regulations may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. We could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. For example, more stringent anti-money laundering regulations could require the collection and verification of more information from our customers, which could have a material adverse effect on our operations.
     Changes in laws and regulations governing the way our products and services are sold could adversely affect our ability to distribute our products and services and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors, which, in turn, could materially and adversely impact our operations. For example, in June 2010, the Financial Crimes Enforcement Network published for comment proposed new rules that, if adopted as proposed, would establish a more comprehensive regulatory framework for access to prepaid financial services. As currently drafted, the proposed rules would significantly change the way customer data is collected for certain prepaid products (including our cards) by shifting the point of collection to our retail distributors. We believe that, if the rules are adopted as currently proposed, we and our retail distributors would need to modify operational elements of our product offering to comply with the proposed rules. If we or any of our retail distributors were unwilling or unable to make any required operational changes to comply with the proposed rules as adopted, we would no longer be able to sell our cards through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations.
     In light of current economic conditions, legislators and regulators have increased their focus on the banking and consumer financial services industry, and there are extensive proposals in the U.S. Congress that could substantially change the way banks (including card issuing banks) and other financial services companies are regulated and able to offer their products to consumers. These changes, if made, could have an adverse effect on our business, financial position and results of operations. For example, changes in the way we or the banks that issue our cards are regulated could expose us to increased regulatory oversight and litigation. In addition, changes in laws and regulations that limit the fees or interchange rates that can be charged or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.
     Our actual operating results may differ significantly from our guidance.
     From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
     Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
     Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our Class A common stock.
     Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our “Risk Factors” in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

     Our pending bank acquisition will, if successful, subject our business to significant new, and potentially changing, regulatory requirements, which may adversely affect our business, financial position and results of operations.
     Upon consummation of our pending bank acquisition, we will become a “bank holding company” under the Bank Holding Company Act of 1956. As a bank holding company, we will be required to file periodic reports with, and will be subject to comprehensive supervision and examination by, the Federal Reserve Board. Among other things, we and the subsidiary bank we acquire will be subject to risk-based and leverage capital requirements, which could adversely affect our results of operations and restrict our ability to grow. These capital requirements, as well as other federal laws applicable to banks and bank holding companies, could also limit our ability to pay dividends. We also would likely incur additional costs associated with legal and regulatory compliance as a bank holding company, which could adversely affect our results of operations. In addition, as a bank holding company, we would generally be prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies. This restriction might limit our ability to pursue future business opportunities we might otherwise consider but which might fall outside the activities permissible for a bank holding company.
     Moreover, substantial changes to banking laws are possible in the near future. There are extensive proposals in the U.S. Congress that could substantially change the regulatory framework affecting our operations. These changes, if they are made, could have an adverse effect on our business, financial position and results of operations.
     We rely on relationships with card issuing banks to conduct our business, and our results of operations and financial position could be materially and adversely affected if we fail to maintain these relationships or we maintain them under new terms that are less favorable to us.
     Substantially all of our cards are issued by Columbus Bank and Trust Company or GE Money Bank. Our relationships with these banks are currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards, and, notwithstanding our pending bank acquisition, will be unable to do so for the foreseeable future at the volume necessary to conduct our business, if at all. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following their expiration in 2012 and 2015, renew our agreements with the banks that currently issue substantially all of our cards under terms at least as favorable to us as those existing before renewal.
     We receive important services from third-party vendors, including card processing from Total System Services, Inc. Replacing them would be difficult and disruptive to our business.
     Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, card production and customer service, are outsourced to third-party vendors, such as Total System Services, Inc. for card processing and Genpact International, Inc. for call center services. It would be difficult to replace some of our third-party vendors, particularly Total System Services, in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected.
     Changes in credit card association or other network rules or standards set by Visa and MasterCard, or changes in card association and debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.
     We and the banks that issue our cards are subject to Visa and MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Total Systems Services, Inc. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.
     Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2010, interchange revenues represented 28.9% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. There is a substantial likelihood that interchange rates for certain products and certain issuing banks will decline significantly in the future as a result of the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act. While the interchange rates that may be earned by us and the bank we propose to acquire will be unaffected by this new law, there can be no assurance that future legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by Visa or MasterCard or future legislation or regulation, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
     Our business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or there are adverse developments with respect to the prepaid financial services industry in general.
     As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry. For example, negative publicity surrounding other prepaid financial service providers could impact our business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services among consumers. If consumers do not continue or increase their usage of prepaid cards, our operating revenues may remain at current levels or decline. Predictions by industry analysts and others concerning the growth of the prepaid financial services as an electronic payment mechanism, including those included in this prospectus, may overstate the growth of any industry, segment or category, and you should not rely upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
     Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us and reduce the use and acceptance of our cards and reload network.
     Criminals are using increasingly sophisticated methods to capture cardholder account information in order to engage in illegal activities such as counterfeiting and identity theft. We rely upon third parties for some transaction processing services, which subjects us to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs.
     A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.
     We, the banks that issue our cards and our retail distributors, network acceptance members and third-party processors receive, transmit and store confidential customer and other information in connection with the sale and use of our prepaid financial services. Our encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. The banks that issue our cards and our retail distributors, network acceptance members and third-party processors also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
     A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the banks that issue our cards or at our retail distributors, network acceptance members or third-party processors could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects.
     Litigation or investigations could result in significant settlements, fines or penalties.
     We have been the subject of general litigation and regulatory oversight in the past, and could be the subject of litigation, including class actions, and regulatory or judicial proceedings or investigations in the future. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies in these matters may seek recovery of very large or indeterminate amounts or seek to have aspects of our business suspended or modified. The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant.
     If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected. Adverse publicity that may be associated with regulatory or judicial proceedings or investigations could negatively impact our relationships with retail distributors, network acceptance members and card processors and decrease acceptance and use of, and loyalty to, our products and related services.
     We must adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others.
     The Green Dot brand is important to our business, and we utilize trademark registrations and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
     We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. If so, we may be required to devote significant time and resources to defending against these claims or to protecting and enforcing our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights or to defend successfully against an infringement action could harm our business, results of operations, financial condition and prospects.

     We are exposed to losses from cardholder account overdrafts.
     Our cardholders can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. While we decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can result in overdrawn accounts.
     Maintenance fee assessment overdrafts accounted for approximately 94% of aggregate overdrawn account balances in the three months ended June 30, 2010. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
     Our remaining overdraft exposure arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a card association-permitted timeframe but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the amount of the transaction even if the cardholder has made additional purchases in the intervening period and funds are no longer available on the card at the time the transaction is posted.
     Overdrawn account balances are funded on our behalf by the bank that issued the overdrawn card. We are responsible to this card issuing bank for any losses associated with these overdrafts. Overdrawn account balances are therefore deemed to be our receivables due from cardholders. We maintain reserves to cover the risk that we may not recover these receivables due from our cardholders, but our exposure may increase above these reserves for a variety of reasons, including our failure to predict the actual recovery rate accurately. To the extent we incur losses from overdrafts above our reserves or we determine that it is necessary to increase our reserves substantially, our business, results of operations and financial condition could be materially and adversely affected.
     We face settlement risks from our retail distributors, which may increase during an economic downturn.
     The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established on behalf of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of June 30, 2010, we had assets subject to settlement risk of $10.9 million. Given the unprecedented volatility in global financial markets and the frequent occurrence of negative economic events, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
     A further economic downturn could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
     Future acquisitions or investments could disrupt our business and harm our financial condition.
     We are in the process of acquiring a bank holding company and its subsidiary commercial bank, although we cannot guarantee when, if ever, this acquisition will be completed. In addition, we may pursue other acquisitions or investments that we believe will help us to achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:
•	increased regulatory and compliance requirements, including, if we complete our pending bank acquisition, capital requirements applicable to us and our acquired subsidiary bank;
•	implementation or remediation of controls, procedures and policies at the acquired company;
•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;
•	coordination of product, sales, marketing and program and systems management functions;
•	transition of the acquired company’s users and customers onto our systems;
•	retention of employees from the acquired company;
•	integrating employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;
•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, and tax and other known and unknown liabilities; and
•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties
     If we are unable to address these difficulties and challenges or other problems encountered in connection with our bank acquisition or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally.
     To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, or impairment charges against goodwill on our balance sheet, any of which could harm our financial condition and negatively impact our stockholders.

     Economic, political and other conditions may adversely affect trends in consumer spending.
     The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. Sustained deterioration in general economic conditions in the United States might reduce the number of our cards that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. If general economic conditions result in a sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, our business, results of operations and financial condition would be materially harmed.
     Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers.
     Our ability to provide reliable service to cardholders and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success depends upon the efficient and error-free handling of the money that is collected by our retail distributors and remitted to network acceptance members or the banks that issue our cards. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, our network acceptance members and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner.
     In the event of a breakdown, a catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), a security breach or malicious attack, an improper operation or any other event impacting our systems or processes, or those of our vendors, or an improper action by our employees, agents or third-party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have taken, including the implementation of disaster recovery plans and redundant computer systems, may not be successful, and we may experience other problems unrelated to system failures. We may also experience software defects, development delays and installation difficulties, any of which could harm our business and reputation and expose us to potential liability and increased operating expenses. Some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur.
     We must be able to operate and scale our technology effectively to match our business growth.
     Our ability to continue to provide our products and services to a growing number of network participants, as well as to enhance our existing products and services and offer new products and services, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability and losses of our network participants. Any failure of our systems in scalability and functionality would adversely impact our business, financial condition and results of operations.
     If we are unable to keep pace with the rapid technological developments in our industry and the larger electronic payments industry necessary to continue providing our network acceptance members and cardholders with new and innovative products and services, the use of our cards and other products and services could decline.
     The electronic payments industry is subject to rapid and significant technological changes, including continuing advancements in the areas of radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, among others. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of, and access to, new technologies.
     We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to transition to new services and technologies that we develop may be inhibited by a lack of industry-wide standards, by resistance from our retail distributors, network acceptance members, third-party processors or consumers to these changes, or by the intellectual property rights of third parties. Our future success will depend, in part, on our ability to develop new technologies and adapt to technological changes and evolving industry standards. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.
     As a newly public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, have raised and may continue to raise our costs and have diverted and may continue to divert resources and management attention from operating our business.
     We have historically operated as a private company. On July 27, 2010, we completed an initial public offering. As a result, we are required to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act and SEC regulations. Thus, we will need to ensure that we have the ability to prepare on a timely basis financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, including the listing standards of the New York Stock Exchange, or the NYSE, and the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the regulations promulgated thereunder, which impose significant new compliance obligations upon us. As a public company, we are required, among other things, to:
•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and the NYSE rules;
•	define and expand the roles and the duties of our board of directors and its committees;

•	institute more comprehensive compliance, investor relations and internal audit functions;
•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and the Public Company Accounting Oversight Board; and
•	involve and retain outside legal counsel and accountants in connection with the activities listed above
     The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2011. We do not currently have comprehensive documentation of our internal control over financial reporting, nor do we document our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, we have not tested our internal control over financial reporting in accordance with Section 404 and, due to our lack of documentation, this testing would not be possible at this time. If we were unable to implement the controls and procedures required by Section 404 in a timely manner or otherwise to comply with Section 404, management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
     The changes necessitated by becoming a public company require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. For example, in connection with the audit of our consolidated financial statements for the fiscal year ended July 31, 2009, we identified a significant deficiency in our internal control over financial reporting relating to our financial statement closing process and the need to enhance our financial reporting resources and infrastructure. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.
     Our future success depends on our ability to attract, integrate, retain and incentivize key personnel.
     Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and incentivize key personnel, namely our management team and experienced sales, marketing and program and systems management personnel. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and systems management personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
     We might require additional capital to support our business in the future, and this capital might not be available on acceptable terms, or at all.
     If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:
•	issuing additional shares of our Class A common stock or other equity securities;
•	issuing debt securities; and
•	borrowing funds under a credit facility
     We may not be able to raise needed cash in a timely basis on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our Class A common stock. In addition, if we were to raise cash through a debt financing, the terms of the financing might impose additional conditions or restrictions on our operations that could adversely affect our business. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business.
     The occurrence of catastrophic events could damage our facilities or the facilities of third parties on which we depend, which could force us to curtail our operations.
     We and some of the third-party service providers on which we depend for various support functions, such as customer service and card processing, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our principal offices, for example, are situated in the foothills of southern California near known earthquake fault zones and areas of elevated wild fire danger. If any catastrophic event were to occur, our ability to operate our business could be seriously impaired, as we do not maintain redundant systems for critical business functions, such as finance and accounting. In addition, we might not have adequate insurance to cover our losses resulting from catastrophic events or other significant business interruptions. Any significant losses that are not recoverable under our insurance policies, as well as the damage to, or interruption of, our infrastructure and processes, could seriously impair our business and financial condition.

Risks Related to Ownership of Our Class A Common Stock
     The price of our Class A common stock may be volatile.
     In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Class A common stock may fluctuate substantially. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market prices and trading volumes of financial services company stocks;
•	actual or anticipated changes in our results of operations or fluctuations in our operating results;
•	actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our Class A common stock;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	general economic conditions; and
•	sales of shares of our Class A common stock by us or our stockholders.
     In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
     Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
     Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Based upon beneficial ownership as of July 27, 2010, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 54.9% of our outstanding Class A and Class B common stock, representing approximately 66.3% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
     Our stock price could decline due to the large number of outstanding shares of our common stock becoming eligible for sale in the near future.
     Sales of substantial amounts of our Class A common stock in the public market, or even the perception that these sales could occur, could cause the trading price of our Class A common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
     As of July 27, 2010, we had 6,766,602 outstanding shares of Class A common stock and 33,986,965 outstanding shares of Class B common stock, of which 257,670 shares and 33,986,965 shares, respectively, are currently restricted as a result of securities laws or lock-up and/or market standoff agreements but will be able to be sold in the near future, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 promulgated under the Securities Act. The lock-up and market standoff agreements generally expire 180 days after July 21, 2010, except that with respect to the lock-up agreements the 180-day period may be extended for up to 34 additional days under specified circumstances where we announce or pre-announce earnings or a material event occurs within 17 days prior to, or 16 days after, the termination of the 180-day period. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.
     In addition, we have registered 7,473,464 shares of our Class A and Class B common stock subject to options outstanding or reserved for future issuance under our stock incentive plans. Of these shares, approximately 3.5 million shares will be eligible for sale upon the exercise of vested options immediately after the expiration of the lock-up and market standoff agreements. In addition, the shares subject to an unvested warrant to purchase up to 4,283,456 shares of our Class B common stock will be eligible for sale after the expiration of lock-up and/or market standoff agreements.

     Our charter documents and Delaware law could discourage, delay or prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
     Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions. These provisions, among other things:
•	provide our Class B common stock with disproportionate voting rights (see “— Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions” above);
•	provide for non-cumulative voting in the election of directors;
•	provide for a classified board of directors;
•	authorize our board of directors, without stockholder approval, to issue preferred stock with terms determined by our board of directors and to issue additional shares of our Class A and Class B common stock;
•	limit the voting power of a holder, or group of affiliated holders, of more than 24.9% of our common stock to 14.9%;
•	provide that only our board of directors may set the number of directors constituting our board of directors or fill vacant directorships;
•	prohibit stockholder action by written consent and limit who may call a special meeting of stockholders; and
•	require advance notification of stockholder nominations for election to our board of directors and of stockholder proposals.
     These and other provisions in our certificate of incorporation and bylaws, as well as provisions under Delaware law, could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our Class A common stock and result in the trading price of our Class A common stock being lower than it otherwise would be.
     If securities analysts do not [continue to] publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the trading price of our Class A common stock could decline.
     We expect that the trading price for our Class A common stock will be affected by any research or reports that securities analysts publish about us or our business. If one or more of the analysts who may elect to cover us or our business downgrade their evaluations of our Class A common stock, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our Class A common stock, which in turn could cause our stock price to decline.
     We do not intend to pay dividends for the foreseeable future.
     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Should we complete our proposed acquisition of a bank holding company and its subsidiary commercial bank, as a bank holding company, our ability to pay future dividends could be limited by the capital requirements imposed under the BHC Act, as well as other federal laws applicable to banks and bank holding companies. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Unregistered Sales of Equity Securities
     On May 6, 2010, prior to our initial public offering, we granted options to purchase 89,000 shares of our Class B common stock under our 2001 Stock Plan with an exercise price of $32.23. From April 1, 2010 to June 30, 2010, certain of our employees and executive officers exercised options to purchase 62,249 shares of our Class B common stock pursuant to options issued under such plan for an aggregate purchase price of $91,244. These issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) of the Securities Act.
     On May 27, 2010, we issued 2,208,552 shares of our Class A common stock to Wal-Mart Stores, Inc. in connection with a commercial transaction. The issuance was made in reliance on Section 4(2) of the Securities Act and/or Rule 506 promulgated under the Securities Act.
     Use of Proceeds
     On July 21, 2010, our registration statements on Form S-1 (Nos. 333-165081 and 333-168258) became effective, and on July 27, 2010, we completed an initial public offering of 5,241,758 shares of our Class A common stock at an initial public offering price of $36.00 per share for an aggregate offering price of $188,703,288. The shares sold in our initial public offering included shares that were subject to the underwriters’ over-allotment option, which was exercised by the underwriters on July 23, 2010. All of the shares sold in our initial public offering were sold by selling stockholders. Accordingly, we received no proceeds from the sale of shares in our initial public offering. Our Class A common stock began trading on the New York Stock Exchange under the symbol “GDOT” on July 22, 2010.
     J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated acted as joint book-running managers of this offering. Deutsche Bank Securities Inc., Piper Jaffray & Co. and UBS Securities LLC acted as co-managers. In connection with this transaction, we incurred offering costs and other IPO-related expenses of approximately $4.2 million for the six months ended June 30, 2010.

ITEM 6.	Exhibits
     The following documents are filed as exhibits to this report:

Exhibit
Number	Description of Exhibits
3.1	Certificate of First Amendment to Ninth Amended and Restated Certificate of Incorporation of Registrant.(1)

4.1	Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.(2)

10.1†	Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, Inc., Wal-Mart Stores, L.P. and GE Money Bank. (3)

10.2†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended. (3)

10.3	Class A Common Stock Issuance Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc. (3)

10.4	Voting Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.(2)

31.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibits 3.1 is incorporated by reference to Exhibit 3.05 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on June 2, 2010.

(2)	Exhibits 4.1 and 10.4 are incorporated by reference to Exhibits 4.1 and 10.18 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on June 29, 2010.

(3)	Exhibits 10.1, 10.2 and 10.3 are incorporated by reference to Exhibits 10.05, 10.06 and 10.17 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on July 13, 2010.

†	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation
Date: August 12, 2010	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.1	Certificate of First Amendment to Ninth Amended and Restated Certificate of Incorporation of Registrant.(1)

4.1	Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.(2)

10.1†	Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, Inc., Wal-Mart Stores, L.P. and GE Money Bank. (3)

10.2†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended. (3)

10.3	Class A Common Stock Issuance Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc. (3)

10.4	Voting Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.(2)

31.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibits 3.1 is incorporated by reference to Exhibit 3.05 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on June 2, 2010.

(2)	Exhibits 4.1 and 10.4 are incorporated by reference to Exhibits 4.1 and 10.18 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on June 29, 2010.

(3)	Exhibits 10.1, 10.2 and 10.3 are incorporated by reference to Exhibits 10.05, 10.06 and 10.17 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on July 13, 2010.

†	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment.