Form 10-Q
period 2010-09-30
GREEN DOT CORP
filed 2010-11-03
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Registrant’s telephone number, including area code: (626) 775-3400
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 7,588,887 shares of Class A common stock, par value $.001 per share, and 33,289,370 shares of Class B common stock, par value $.001 per share, outstanding as of October 31, 2010.

GREEN DOT CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$135,581	$56,303
Settlement assets	11,784	42,569
Accounts receivable, net	23,985	29,157
Prepaid expenses and other assets	6,776	7,262
Income taxes receivable	—	5,452
Net deferred tax assets	4,335	4,634

Total current assets	182,461	145,377
Restricted cash	5,163	15,381
Accounts receivable, net	3,175	1,130
Prepaid expenses and other assets	641	1,047
Property and equipment, net	16,045	11,973
Deferred expenses	5,894	8,200

Total assets	$213,379	$183,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,331	$9,777
Settlement obligations	11,784	42,569
Amounts due to card issuing banks for overdrawn accounts	33,181	23,422
Other accrued liabilities	14,071	13,916
Deferred revenue	11,227	15,048
Income tax payable	2,986	—

Total current liabilities	84,580	104,732
Other accrued liabilities	4,398	2,761
Deferred revenue	50	97
Net deferred tax liabilities	3,886	4,154

Total liabilities	92,914	111,744

Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000 shares authorized as of September 30, 2010, 25,554 shares authorized as of December 31, 2009; no shares issued and outstanding as of September 30, 2010, 24,942 shares issued and outstanding as of December 31, 2009; liquidation preference of $0 and $31,322 as of September 30, 2010 and December 31, 2009, respectively	—	31,322
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2010, no shares authorized as of December 31, 2009; 7,589 shares issued and outstanding as of September 30, 2010, no shares issued and outstanding as of December 31, 2009	5	—
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of September 30, 2010, 50,000 shares authorized as of December 31, 2009; 33,269 and 12,860 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	34	13
Additional paid-in capital	58,706	12,603
Retained earnings	61,720	27,426

Total stockholders’ equity	120,465	71,364

Total liabilities and stockholders’ equity	$213,379	$183,108

See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands except per share data)
Operating revenues:
Card revenues	$40,592	$30,849	$124,978	$93,011
Cash transfer revenues	26,484	17,256	73,630	49,383
Interchange revenues	27,044	17,213	81,106	46,554
Stock-based retailer incentive compensation	(5,216)	—	(7,673)	—

Total operating revenues	88,904	65,318	272,041	188,948

Operating expenses:
Sales and marketing expenses	30,305	17,182	87,777	52,430
Compensation and benefits expenses	17,621	12,666	50,474	32,827
Processing expenses	14,579	9,951	43,131	27,092
Other general and administrative expenses	10,976	7,587	33,997	18,721

Total operating expenses	73,481	47,386	215,379	131,070

Operating income	15,423	17,932	56,662	57,878
Interest income	111	64	269	179
Interest expense	(23)	(3)	(48)	(3)

Income before income taxes	15,511	17,993	56,883	58,054
Income tax expense	6,540	7,522	22,589	24,344

Net income	8,971	10,471	34,294	33,710
Dividends, accretion, and allocated earnings of preferred stock	(1,255)	(7,060)	(16,094)	(22,886)

Net income allocated to common stockholders	$7,716	$3,411	$18,200	$10,824

Basic earnings per common share:
Class A common stock	$0.22	$—	$0.87	$—

Class B common stock	$0.22	$0.28	$0.87	$0.90

Basic weighted-average common shares issued and outstanding
Class A common stock	4,266	—	1,442	—

Class B common stock	28,627	12,051	18,232	12,046

Diluted earnings per common share:
Class A common stock	$0.20	$—	$0.81	$—

Class B common stock	$0.20	$0.22	$0.81	$0.70

Diluted weighted-average common shares issued and outstanding
Class A common stock	36,132	—	22,884	—

Class B common stock	31,862	15,262	21,441	15,545

See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)
Operating activities
Net income	$34,294	$33,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,405	3,552
Provision for uncollectible overdrawn accounts	34,912	18,089
Stock-based compensation	5,246	1,983
Stock-based retailer incentive compensation	7,673	—
Provision (benefit) for uncollectible trade receivables	(24)	112
Impairment of capitalized software	388	315
Deferred income tax expense (benefit)	31	(1,731)
Change in operating assets and liabilities:
Settlement assets	30,785	3,289
Accounts receivable	(31,761)	(19,668)
Prepaid expenses and other assets	817	(3,105)
Deferred expenses	2,306	3,568
Accounts payable and accrued liabilities	3,877	2,544
Settlement obligations	(30,785)	(3,289)
Amounts due to card issuing banks for overdrawn accounts	9,759	4,996
Deferred revenue	(3,868)	(4,988)
Income taxes payable	8,438	2,238

Net cash provided by operating activities	77,493	41,614

Investing activities
Decrease (increase) in restricted cash	10,218	(13,028)
Purchases of property and equipment, including internal-use software	(10,321)	(5,547)

Net cash used in investing activities	(103)	(18,575)

Financing activities
Repayments on line of credit	—	(77)
Borrowings on line of credit	—	77
Proceeds from exercise of warrants and options	1,888	162
Exercise of call option on warrant	—	(1,958)
Redemption of preferred and common shares	—	(617)

Net cash provided by (used in) financing activities	1,888	(2,413)

Net increase in unrestricted cash and cash equivalents	79,278	20,626
Unrestricted cash and cash equivalents, beginning of year	56,303	16,692

Unrestricted cash and cash equivalents, end of period	$135,581	$37,318

Cash paid for interest	$40	$42
Cash paid for income taxes	$14,215	$24,009
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
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
     We market our cards and financial services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by third-party issuing banks, and we have relationships with several card issuers, including GE Money Bank and Columbus Bank and Trust Company, a division of Synovus Bank. We also have distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, Meijer and Radio Shack, and with various industry resellers, such as Incomm and PaySpot. We refer to participating retailers collectively as our “retail distributors.”
Initial Public Offering
     On July 27, 2010, we completed an initial public offering of 5,241,758 shares of our Class A common stock at an initial public offering price of $36.00 per share, all of which were sold by existing stockholders. We did not receive any proceeds from the sale of shares of our Class A common stock in the offering. Concurrent with the completion of the initial public offering, certain selling stockholders exercised a warrant to purchase 283,786 shares of Series C-1 preferred stock at an exercise price of $1.41 per share and vested options to purchase 377,840 shares of Class B common stock with a weighted-average exercise price of $2.63 in order to sell the underlying shares of Class A common stock in the offering. We received aggregate proceeds of $1.4 million from these exercises. Additionally, all of our outstanding shares of convertible preferred stock were automatically converted to 24,941,421 shares of our Class B common stock, and all shares of our Class B common stock sold in the offering were automatically converted into a like number of Class A common stock.
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
     We have evaluated subsequent events through the date that the financial statements were issued, based on the accounting guidance for subsequent events. Based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.
Unaudited Interim Financial Statements
     The accompanying unaudited September 30, 2010 consolidated balance sheet, the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and the notes required by GAAP for complete financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at September 30, 2010, the results of our operations for the three and nine months ended September 30, 2010 and 2009, and our cash flows for the nine months ended September 30, 2010 and 2009. Our results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of future results.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2— Summary of Significant Accounting Policies (Continued)
Overdrawn Account Balances Due from Cardholders and Reserve for Uncollectible Overdrawn Accounts
     Cardholder account overdrafts may arise from maintenance fee assessments on our GPR cards or from purchase transactions that we honor on GPR or gift cards, in each case in excess of the funds in a cardholder’s account. We are exposed to losses from unrecovered cardholder account overdrafts. We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days that have elapsed since an account has had activity, such as a purchase, ATM transaction or maintenance fee assessment. We calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. When more than 90 days have passed without activity in an account, we consider recovery to be remote and write off the full amount of the overdrawn account balance. We include our provision for uncollectible overdrawn accounts related to maintenance fees as an offset to card revenues in the accompanying consolidated statements of operations. We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in the accompanying consolidated statements of operations.
Revenue Recognition
     Our operating revenues consist of card revenues, cash transfer revenues and interchange revenues. We recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is sold or the service is performed, and collectibility of the resulting receivable is reasonably assured.
     Card revenues consist of new card fees, monthly maintenance fees, ATM fees, and other revenues. We charge new card fees when a consumer purchases a new card in a retail store. We defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently nine months for our GPR cards and six months for our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the period of time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders perform the substantial majority of their transactions. We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over the month for which they are assessed. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in the applicable cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the same time our service is completed and the fees are assessed. Other revenues consist of customer service fees, and fees associated with optional products or services, which we generally offer to consumers during the card activation process. We charge customer service fees pursuant to the terms and conditions in the applicable cardholder agreements and recognize them when the underlying services are completed. Optional products and services that generate other revenues include providing a second card for an account, expediting delivery of the personalized debit card that replaces the temporary card obtained at the retail store, and upgrading a cardholder account to one of our upgrade programs. We generally recognize revenue related to optional products and services when the underlying services are completed, but we treat revenues related to our upgrade programs in a manner similar to new card fees and monthly maintenance fees.
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
Employee Stock-Based Compensation
     Effective August 1, 2006, we adopted a new accounting standard using the prospective transition method, which required compensation expense to be recognized on a prospective basis, and therefore prior period financial statements do not include the impact of our adoption of this standard. Compensation expense recognized relates to stock options granted, modified, repurchased, or cancelled on or after August 1, 2006 and stock purchases under our employee stock purchase plan, or ESPP. We record compensation expense using the fair value method of accounting. For stock options and stock purchases under our ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, we base compensation expense on the estimated

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2— Summary of Significant Accounting Policies (Continued)
fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
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
Earnings Per Common Share
     We have multiple classes of common stock and our preferred stockholders, during the periods their shares were outstanding, were entitled to participate with common stockholders in the distributions of earnings through dividends. Therefore, we apply the two-class method in calculating earnings per common share, or EPS. The two-class method requires net income, after deduction of any preferred stock dividends, deemed dividends on preferred stock redemptions, and accretions in the carrying value on preferred stock, to be allocated between each class or series of common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic EPS is then calculated by dividing net income allocated to each class of common stockholders by the respective weighted-average common shares issued and outstanding.
     In addition, for diluted EPS, the conversion of Class B common stock can affect net income allocated to Class A common stockholders. Where the effect of this conversion is dilutive, we adjust net income allocated to Class A common stockholders by the associated allocated earnings of the convertible securities. We divide adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options and outstanding warrants, shares to be purchased under our employee stock purchase plan and the dilution resulting from the conversion of convertible securities, if applicable. We exclude the effects of convertible securities and outstanding warrants and stock options from the computation of diluted EPS in periods in which the effect would be antidilutive. We calculate dilutive potential common shares using the treasury stock method, if-converted method and the two-class method, as applicable.
Fair Values of Financial Instruments
     Our financial instruments, including unrestricted cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, certain other assets, accounts payable, and other accrued liabilities, are short-term, and, accordingly, we believe their carrying amounts approximate their respective fair values.
Recent Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends the disclosure requirements related to subsequent events. Effective immediately, the ASU retracts the requirement to disclose the date through which subsequent events have been evaluated for a Securities and Exchange Commission, or SEC, filer. We adopted this ASU in the first quarter of 2010.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3— Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
	(Unaudited)
Overdrawn account balances due from cardholders	$19,190	$12,072
Reserve for uncollectible overdrawn accounts	(13,545)	(7,460)

Net overdrawn account balances due from cardholders	5,645	4,612

Trade receivables	969	647
Reserve for uncollectible trade receivables	(4)	(110)

Net trade receivables	965	537

Receivables due from card issuing banks	20,347	22,123
Payroll taxes due from related parties	—	2,417
Other receivables	203	598

Accounts receivable, net	$27,160	$30,287

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
     Activity in the reserve for uncollectible overdrawn accounts consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)
Balance, beginning of the period	$13,651	$30,467	$7,460	$26,485
Provision for uncollectible overdrawn accounts:
Fees	11,632	5,746	32,982	16,431
Purchase transactions	641	537	1,931	1,658
Charge-offs	(12,379)	(28,964)	(28,828)	(36,788)

Balance, end of period	$13,545	$7,786	$13,545	$7,786

Note 4— Income Taxes
     Income tax expense for the nine months ended September 30, 2010 and 2009 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and our actual income tax expense for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
U.S. federal income tax	35.0%	35.0%
Non-deductible offering costs	3.4	—
State income taxes, net of federal benefit	3.6	6.1
Change in state tax apportionment method	(3.9)	—
Other	1.6	0.9

Income tax expense	39.7%	$42.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4— Income Taxes (Continued)
     Income tax expense was $22.6 million and $24.3 million for the nine months ended September 30, 2010 and 2009, respectively, with an effective tax rate of 39.7% and 42.0%, respectively. The effective tax rates for these periods differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit. For the nine months ended September 30, 2010, our effective tax rate was also impacted by several discrete items. In May 2010, the California Franchise Tax Board, or FTB, approved our petition to use an alternative apportionment method provided for in Revenue and Tax Code Section 25137. The alternative method, known as the market-source approach, allows us to apportion income to California based on a customer’s address, rather than apportion income based on cost of performance, which is the standard method under existing law. Under the market-source approach, we apportion less income to California, resulting in a lower effective state tax rate. The petition is retroactive to our 2009 tax year, prior to the change in our fiscal year from July 31 to December 31. We recognized the effect of the change in apportionment method, including the retroactive tax benefit, in our consolidated financial statements for the nine months ended September 30, 2010. The benefit from the change in apportionment method was partially offset by non-deductible offering costs recognized during the nine months ended September 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.3%.
     In accounting for income taxes, we follow the guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that we have taken or anticipate taking in a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. We have concluded that we have no significant unrecognized tax benefits. We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the years ended July 31, 2005 and 2008 have been examined by the IRS, and there have been no material changes in our tax liabilities for those years. We generally remain subject to examination of our federal income tax returns for the year ended July 31, 2006 and later years. We generally remain subject to examination of our various state income tax returns for periods ranging from four to five years from the respective dates the returns were filed.
Note 5—Stockholders’ Equity
     On July 27, 2010, we filed a restated certificate of incorporation that increased the number of authorized Class A and Class B common stock from 75,000,000 shares each to 100,000,000 shares each and reduced the number of authorized shares of preferred stock from 25,553,267 to 5,000,000.
Shares Subject to Repurchase
     In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement has a five-year term commencing May 1, 2010. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. We have also granted Walmart registration rights for all of its shares of our Class A common stock that are no longer subject to our repurchase right. In connection with the share issuance, Walmart entered into an agreement to vote its shares in proportion to the way the rest of our stockholders vote their shares. As of September 30, 2010, 184,050 shares of Class A common stock issued to Walmart were no longer subject to the repurchase right.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6— Stock-Based Compensation
Employee Stock-Based Compensation
     In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, a new equity incentive plan and an employee stock purchase plan. The 2010 Equity Incentive Plan replaced our 2001 Stock Plan. We reserved 2,000,000 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan. The number of shares reserved for issuance under our 2010 Equity Incentive Plan will increase automatically on the first day of January of each of 2011 through 2014 by up to a number of shares equal to 3% of the total outstanding shares our Class A and Class B common stock as of the immediately preceding December 31st. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We reserved 200,000 shares of our Class A common stock for issuance under our 2010 Employee Stock Purchase Plan. The number of shares reserved for issuance under our 2010 Employee Stock Purchase Plan will automatically increase on the first day of January of each of 2011 through 2018 by up to the number of shares equal to 1% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31st. Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year.
     We granted options to purchase 79,500 shares of our Class A common stock under our 2010 Equity Incentive Plan to our officers, employees, and outside directors during the three months ended September 30, 2010 with an exercise price of $36.00 per share and a grant-date fair value of $17.23 per share. We granted options to purchase 127,500 shares of our Class B common stock under our 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan, to our officers, employees, and outside directors during the three months ended September 30, 2009 with a weighted-average exercise price of $17.19 per share and a weighted-average grant-date fair value of $9.50 per share.
     We granted options to purchase 299,000 shares of our common stock to our officers, employees, and outside directors during the nine months ended September 30, 2010, of which 79,500 were options to purchase Class A common stock granted under our 2010 Equity Incentive Plan and 219,500 were options to purchase Class B common stock granted under our 2001 Stock Plan. The stock options had a weighted-average exercise price of $30.08 per share and a weighted-average grant-date fair value of $14.68 per share. We granted options to purchase 263,300 shares of Class B common stock under our 2001 Stock Plan to our officers, employees, and outside directors during the nine months ended September 30, 2009. The stock options had a weighted-average exercise price of $15.48 per share and a weighted-average grant-date fair value of $8.58 per share.
     We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Risk-free interest rate	1.93%	2.88%	2.39%	2.75%
Expected term (life) of options (in years)	6.08	6.08	5.90	6.08
Expected dividends	—	—	—	—
Expected volatility	48.00%	56.00%	49.62%	56.33%
     We recognized stock-based compensation expense of $1.7 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.
Stock-Based Retailer Incentive Compensation
     As discussed in Note 5 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $5.2 million and $7.7 million of stock-based retailer incentive compensation for the three and nine months ended September 30, 2010, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7— Earnings per Common Share
     We calculate EPS using the two-class method. Refer to Note 2 — Summary of Significant Accounting Policies for a discussion of the calculation of EPS.
     The calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Basic earnings per Class A common share
Net income	$8,971	$—	$34,294	$—
Allocated earnings to preferred stock	(1,255)	—	(16,094)	—
Allocated earnings to other classes of common stock	(6,773)	—	(16,942)	—

Net income allocated to Class A common stockholders	943	—	1,258	—
Weighted-average Class A shares issued and outstanding	4,266	—	1,442	—

Basic earnings per Class A common share	$0.22	—	$0.87	—

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	943	—	1,258	—
Allocated earnings to participating securities, net of re-allocated earnings	6,509	—	17,288	—
Re-allocated earnings	(71)		(94)

Diluted net income allocated to Class A common stockholders	7,381	—	18,452	—
Weighted-average Class A shares issued and outstanding	4,266	—	1,442	—
Dilutive potential common shares:
Class B common stock	31,862	—	21,441	—
Employee stock purchase plan	4	—	1	—

Diluted weighted-average Class A shares issued and outstanding	36,132	—	22,884	—

Diluted earnings per Class A common share	$0.20	—	$0.81	—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Basic earnings per Class B common share
Net income	$8,971	$10,471	$34,294	$33,710
Allocated earnings and deemed dividends to preferred stock	(1,255)	(7,060)	(16,094)	(22,886)
Allocated earnings to other classes of common stock	(1,402)	—	(2,299)	—

Net income allocated to Class B common stockholders	6,314	3,411	15,901	10,824
Weighted-average Class B shares issued and outstanding	28,627	12,051	18,232	12,046

Basic earnings per Class B common share	$0.22	$0.28	$0.87	$0.90

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	6,314	3,411	15,901	10,824
Re-allocated earnings	195	—	1,387	—

Diluted net income allocated to Class B common stockholders	6,509	3,411	17,288	10,824
Weighted-average Class B shares issued and outstanding	28,627	12,051	18,232	12,046
Dilutive potential common shares:
Stock options	3,180	2,950	3,011	2,921
Warrants	55	261	198	578

Diluted weighted-average Class B shares issued and outstanding	31,862	15,262	21,441	15,545

Diluted earnings per Class B common share	$0.20	$0.22	$0.81	$0.70

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7— Earnings per Common Share (Continued)
     As of September 30, 2010, 2,024,502 shares of Class A common stock issued to Walmart were subject to our right to repurchase. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three and nine months ended September 30, 2010.
     We excluded from the computation of basic EPS for the three and nine months ended September 30, 2010 all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class B common stock, as the related performance conditions had not been satisfied.
     For the three and nine months ended September 30, 2010 and 2009, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Class A common stock
Options to purchase Class A common stock	12	—	11	—
Class B common stock
Options to purchase Class B common stock	5	53	24	92
Conversion of convertible preferred stock	5,693	24,941	18,455	24,984

Total options and convertible preferred stock	5,698	24,994	18,479	25,076

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
     Revenues derived from our products sold at Walmart and our three other largest retail distributors, as a group, represented approximately 63% and 20%, respectively, of our total operating revenues for the three months ended September 30, 2010 and 63% and 20%, respectively, for the three months ended September 30, 2009. Revenues derived from our products sold at Walmart and our three other largest distributors, as a group, represented approximately 63% and 20%, respectively, of our total operating revenues for the nine months ended September 30, 2010 and 60% and 22%, respectively, for the nine months ended September 30, 2009. Revenues derived from our products sold at Walmart and our three other largest retail distributors, as a group, represented approximately 65% and 20%, respectively, of our total operating revenues, excluding stock-based retailer incentive compensation, for the three months ended September 30, 2010 and 64% and 19%, respectively, for the nine months ended September 30, 2010. In determining the customer concentration, we attributed new card fees and cash transfer revenues to the retail distributor where the sale of the new cards and cash transfer products occurred.
     The concentration of GPR cards activated (in units) for Walmart and our three other largest retail distributors, in the aggregate, was 88% and 97% for the three months ended September 30, 2010 and 2009, respectively. The concentration of sales of cash transfer products (in units) for these retail distributors, in the aggregate, was 92% and 94% for the three months ended September 30, 2010 and 2009, respectively. The concentration of GPR cards activated (in units) for these retail distributors, in the aggregate, was 83% and 97% for the nine months ended September 30, 2010 and 2009, respectively. The concentration of sales of cash transfer products (in units) for these retail distributors, in the aggregate, was 93% and 94% for the nine months ended September 30, 2010 and 2009, respectively.
     Settlement assets attributable to Walmart and our three other largest retail distributors, as a group, comprised 27% and 48%, respectively, of the settlement assets recorded on our consolidated balance sheet as of September 30, 2010, and 81% and 15%, respectively, as of December 31, 2009. As a result of entering into our amended agreement with Walmart, we changed the manner in which customer funds for certain products sold at Walmart are settled, eliminating the need to record settlement assets and liabilities related to these products. This change resulted in a significant reduction in our settlement assets and settlement obligations associated with Walmart and GE Money Bank, respectively.
     During the nine months ended September 30, 2010 and 2009, the majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     As of September 30, 2010, regulatory approval of our proposed bank acquisition was still pending.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
     Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 1.5 million and 1.1 million GPR cards in the three months ended September 30, 2010 and 2009, respectively, and 4.7 million and 2.9 million GPR cards in the nine months ended September 30, 2010 and 2009, respectively.
     Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 6.9 million and 4.5 million MoneyPak and POS swipe reload transactions in the three months ended September 30, 2010 and 2009, respectively, and 19.2 million and 12.1 million MoneyPak and POS swipe reload transactions in the nine months ended September 30, 2010 and 2009, respectively.
     Number of Active Cards — represents the total number of GPR cards in our portfolio that have had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 3.3 million and 2.2 million active cards outstanding as of September 30, 2010 and 2009, respectively.
     Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $2.5 billion and $1.5 billion for the three months ended September 30, 2010 and 2009, respectively, and $7.7 billion and $4.0 billion for the nine months ended September 30, 2010 and 2009, respectively.
     Net income for the three months ended September 30, 2010 was $9.0 million as compared to $10.5 million for the corresponding period in 2009. Net income for the nine months ended September 30, 2010 was $34.3 million as compared to $33.7 million for the corresponding period in 2009. Results for the three and nine months ended September 30, 2010 were favorably impacted by increases in card revenues, cash transfer revenues and interchange revenues primarily due to period-over-period growth in all of our key metrics described above. In particular, our results for the nine months ended September 30, 2010 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards and our advertising efforts during the period.
     Our results of operations for the three and nine months ended September 30, 2010 were adversely impacted by stock-based retailer incentive compensation recognized in the three and nine months ended September 30, 2010 and by increases in our total operating expenses due to increased sales commission percentages that we pay to Walmart, as described under “May 2010 Changes to Our Relationship With Walmart” below, increased sales commission paid to our retail distributors due to a higher number of GPR cards activated and cash transfers sold, growth in our headcount, professional services related to our initial public offering and our proposed bank acquisition, and overall growth in our infrastructure.

May 2010 Changes to Our Relationship with Walmart
     In May 2010, we entered into an amended prepaid card program agreement with Walmart and GE Money Bank. This agreement extended the term of our commercial relationship with Walmart and GE Money Bank to May 2015 and significantly increased the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program, which currently accounts for approximately 85% of the total revenues that we derive from products sold at Walmart, to an estimated 22%, or a level approximately equal to what they had been during the three months ended December 31, 2008. Additionally, the amended agreement provides volume-based incentives that allow Walmart to earn higher sales commission percentages as sales volumes of our products in its stores grow. The agreement also provides for enhanced coordination of Walmart’s and our promotional efforts with respect to the Walmart MoneyCard program, including annual contributions by Walmart and us to a joint marketing fund. Historically, and under our amended agreement with Walmart, the sales commission percentages we pay to Walmart for the Walmart MoneyCard program are derived from a formula and vary based on dynamic program factors, such as new card sales rates, consumer pricing, average cardholder usage and retention.
     As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. We recognize the fair value of 36,810 shares each month over the 60-month term of the amended prepaid card program agreement with Walmart and GE Money Bank, recording the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. See “—Key components of our results of operations—Operating revenues—Stock-based retailer incentive compensation” below.
     As a result of entering into our amended agreement with Walmart, we changed the manner in which customer funds for certain products sold at Walmart are settled, eliminating the need to record settlement assets and liabilities related to these products. This change resulted in a significant reduction in our settlement assets and settlement obligations associated with Walmart and GE Money Bank, respectively.
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
     Interchange Revenues—We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by Visa and MasterCard, when cardholders make purchase transactions using our cards. Our aggregate interchange revenues vary based primarily on the number of active cards in our portfolio, the average transactional volume of the active cards in our portfolio and on the mix of cardholder purchases between those using signature identification technologies and those using personal identification numbers.
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
     Processing Expenses—Processing expenses consist primarily of the fees charged to us by the banks that issue our prepaid cards, the third-party card processor that maintains the records of our customers’ accounts and processes transaction authorizations and postings for us, and Visa and MasterCard, which process transactions for us through their respective payment networks. These costs generally vary based on the total number of active cards in our portfolio and gross dollar volume.
     Other General and Administrative Expenses—Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio as do losses from unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, and rent and utilities vary based upon our investment in infrastructure, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
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
     We defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our service obligation to our customers. We consider the service obligation period to be the average card lifetime. We determine the average card lifetime for each pool of homogeneous products (e.g., products that exhibit the same characteristics such as nature of service and terms and conditions) based on company-specific historical data. Currently, we determine the average card lifetime separately for our GPR cards and gift cards. For our GPR cards, we measure the card lifetime as the period of time, inclusive of reload activity, between sale (or activation) of a card and the date of the last positive balance on that card. We analyze GPR cards activated between six and forty-two months prior to each balance sheet date. We use this historical look-back period as a basis for determining our average card lifetime because it provides sufficient time for meaningful behavioral trends to develop. Currently, our GPR cards have an average card lifetime of nine months. The usage of gift cards is limited to the initial funds loaded to the card. Therefore, we measure these gift cards’ lifetime as the redemption period over which cardholders perform the substantial majority of their transactions. Currently, gift cards have an average lifetime of six months. We reassess average card lifetime quarterly. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
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
     Overdrafts due to maintenance fee assessments comprised approximately 94% of our total overdrawn account balances due from cardholders for the nine months ended September 30, 2010. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to two maintenance fees, currently $6.00 for the Walmart MoneyCard and $11.90 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related reserve for uncollectible overdrawn accounts, as a component of card revenues in our consolidated statements of operations.
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
Employee Stock-Based Compensation
     Effective August 1, 2006, we adopted a new accounting standard using the prospective transition method, which required compensation expense to be recognized on a prospective basis, and therefore prior period financial statements do not include the impact of our adoption of this standard. Compensation expense recognized relates to stock options granted, modified, repurchased, or cancelled on or after August 1, 2006 and stock purchases under our employee stock purchase plan, or ESPP. We record compensation expense using the fair value method of accounting. For stock options and stock purchases under the ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, we base compensation expense on the estimated fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
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
Comparison of Three Months Ended September 30, 2010 and 2009
Operating Revenues
     The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues as well as contra-revenue items:

	Three Months Ended September 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Operating revenues:
Card revenues	$40,592	45.7%	$30,849	47.2%
Cash transfer revenues	26,484	29.8	17,256	26.4
Interchange revenues	27,044	30.4	17,213	26.4
Stock-based retailer incentive compensation	(5,216)	(5.9)	—	—

Total operating revenues	$88,904	100.0%	$65,318	100.0%

     Card Revenues—Card revenues totaled $40.6 million for the three months ended September 30, 2010, an increase of $9.8 million, or 32%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 36% in the number of GPR cards activated and 50% in the number of active cards in our portfolio. This growth was driven by a variety of factors including growth in the number of our cards sold through our established distribution channels and expansion through our online distribution channel and the launch of new retailers like 7-Eleven. Additionally, the fee reductions and new product features that we launched in July 2009 helped us attract significant numbers of new users of our Green Dot branded products. These fee reductions also contributed to the decline in card revenues as a percentage of total operating revenues.
     Cash Transfer Revenues—Cash transfer revenues totaled $26.5 million for the three months ended September 30, 2010, an increase of $9.2 million, or 53%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 53% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating on our network.
     Interchange Revenues—Interchange revenues totaled $27.0 million for the three months ended September 30, 2010, an increase of $9.8 million, or 57%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 50% in the number of active cards in our portfolio, driven by the factors discussed above under “Card Revenues,” and an increase in the average transactional volume of the active cards in our portfolio.
     Stock-based retailer incentive compensation—Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended September 30, 2010. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $5.2 million being recorded as stock-based retailer incentive compensation.

Operating Expenses
     The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Operating expenses:
Sales and marketing expenses	$30,305	34.1%	$17,182	26.3%
Compensation and benefits expenses	17,621	19.8	12,666	19.4
Processing expenses	14,579	16.4	9,951	15.2
Other general and administrative expenses	10,976	12.4	7,587	11.6

Total operating expenses	$73,481	82.7%	$47,386	72.5%

     Sales and Marketing Expenses—Sales and marketing expenses totaled $30.3 million for the three months ended September 30, 2010, an increase of $13.1 million, or 76%, from the comparable period in 2009. The increase was primarily the result of an $11.7 million increase in sales commissions and manufacturing and distribution costs due to increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement and the increased numbers of GPR cards and MoneyPaks sold compared with the corresponding period in 2009. The increase in sales and marketing expenses was also due to a $1.4 million increase in advertising and marketing expenses, as we did substantial online advertising and deployed more in-store displays than in the 2009 comparison period.
     Compensation and Benefits Expenses—Compensation and benefits expenses totaled $17.6 million for the three months ended September 30, 2010, an increase of $4.9 million, or 39%, from the comparable period in 2009. This increase was primarily the result of a $3.1 million increase in employee compensation and benefits, which included a $0.9 million increase in employee stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations and assumed the reporting requirements and compliance obligations of a public company. The increase in compensation and benefits expenses was also due to a $1.8 million increase in third-party call center contractor expenses as the number of active cards in our portfolio and associated call volumes increased from the three months ended September 30, 2009 to the three months ended September 30, 2010.
     Processing Expenses—Processing expenses totaled $14.6 million for the three months ended September 30, 2010, an increase of $4.6 million, or 46%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 50% in the number of active cards in our portfolio.
     Other General and Administrative Expenses—Other general and administrative expenses totaled $11.0 million for the three months ended September 30, 2010, an increase of $3.4 million, or 45%, from the comparable period in 2009. The increase was partly the result of a $0.9 million increase relating to telephone and communications expenses resulting from increased use of our call center and our interactive voice response system, or IVR, as the number of active cards in our portfolio increased. The increase in other general and administrative expenses was also the result of a $1.0 million increase in transaction losses, primarily associated with customer disputed transactions, and a $0.8 million increase in depreciation and amortization of property and equipment due to expansion of our infrastructure to support our growth.
Income Tax Expense
     Our income tax expense decreased by $1.0 million to $6.5 million in the three months ended September 30, 2010 from the comparable period in 2009, and our effective tax rate increased 0.2% from 42.0% to 42.2% due to non-deductible expenses related to our initial public offering that we recognized in the three months ended September 30, 2010. Excluding the impact of this discrete item, our effective tax rate would have been 40.3%.

Comparison of Nine Months Ended September 30, 2010 and 2009
     Operating Revenues
     The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues as well as contra-revenue items:

	Nine Months Ended September 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Operating revenues:
Card revenues	$124,978	45.9%	$93,011	49.2%
Cash transfer revenues	73,630	27.1	49,383	26.1
Interchange revenues	81,106	29.8	46,554	24.7
Stock-based retailer incentive compensation	(7,673)	(2.8)	—	—

Total operating revenues	$272,041	100.0%	$188,948	100.0%

     Card Revenues—Card revenues totaled $125.0 million for the nine months ended September 30, 2010, an increase of $32.0 million, or 34%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 62% in the number of GPR cards activated and 50% in the number of active cards in our portfolio. Our card revenues were also impacted by the same factors that impacted our card revenues for the three months ended September 30, 2010.
     Cash Transfer Revenues—Cash transfer revenues totaled $73.6 million for the nine months ended September 30, 2010, an increase of $24.2 million, or 49%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 59% in the number of cash transfers sold, partially offset by a shift in our mix of retail distributors toward Walmart. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.
     Interchange Revenues—Interchange revenues totaled $81.1 million for the nine months ended September 30, 2010, an increase of $34.5 million, or 74%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 50% in the number of active cards in our portfolio and 92% in gross dollar volume, driven by the factors discussed above under “Card Revenues,” and an increase in the average transactional volume of the active cards in our portfolio.
     Stock-based retailer incentive compensation—Our right to repurchase lapsed as to 184,050 shares issued to Walmart during the nine months ended September 30, 2010. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $7.7 million being recorded as stock-based retailer incentive compensation.
Operating Expenses
     The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2010		2009
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues
		(Dollars in thousands)
Operating expenses:
Sales and marketing expenses	$87,777	32.3%	$52,430	27.7%
Compensation and benefits expenses	50,474	18.6	32,827	17.4
Processing expenses	43,131	15.9	27,092	14.3
Other general and administrative expenses	33,997	12.4	18,721	10.0

Total operating expenses	$215,379	79.2%	$131,070	69.4%

     Sales and Marketing Expenses—Sales and marketing expenses totaled $87.8 million for the nine months ended September 30, 2010, an increase of $35.4 million, or 68%, from the comparable period in 2009. The increase was primarily the result of a $25.7 million increase in sales commissions and manufacturing and distribution costs due to increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement and the increased numbers of GPR cards and MoneyPaks sold compared with the corresponding period. The increase in sales and marketing expenses was also due to a $9.7 million increase in advertising and marketing expenses, as we significantly increased our television and online advertising and deployed more in-store displays than in the 2009 comparison period.

     Compensation and Benefits Expenses—Compensation and benefits expenses totaled $50.5 million for the nine months ended September 30, 2010, an increase of $17.7 million, or 54%, from the comparable period in 2009. The increase was primarily the result of a $10.8 million increase in employee compensation and benefits, which included a $3.3 million increase in employee stock-based compensation. The period-over-period growth in employee compensation and benefits was due to additional employee headcount as we continued to expand our operations and assumed the reporting requirements and compliance obligations of a public company. The increase in compensation and benefits expenses was also due to a $6.9 million increase in third-party call center contractor expenses as the number of active cards in our portfolio and associated call volumes increased from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.
     Processing Expenses—Processing expenses totaled $43.1 million for the nine months ended September 30, 2010, an increase of $16.0 million, or 59%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 50% in the number of active cards in our portfolio and 92% in gross dollar volume.
     Other General and Administrative Expenses—Other general and administrative expenses totaled $34.0 million for the nine months ended September 30, 2010, an increase of $15.3 million, or 82%, from the comparable period in 2009. The increase was partly the result of an increase of $6.9 million relating to professional services expenses, $5.1 million of which resulted from expenses related to our initial public offering as we did not expect to receive any proceeds from the sale of our Class A common stock, all of which were sold by existing stockholders, and $1.8 million of which represented an increase in professional services fees primarily incurred in connection with our proposed bank acquisition and other corporate development initiatives. The increase in other general and administrative expenses was also the result of a $3.0 million increase in telephone and communications expenses resulting from increased use of our call center and our IVR, as the number of active cards in our portfolio increased. Additionally, depreciation and amortization of property and equipment increased by $1.9 million due to expansion of our infrastructure to support our growth and we experienced a $1.5 million increases in transaction losses, primarily associated with customer disputed transactions.
Income Tax Expense
     Our income tax expense decreased by $1.7 million to $22.6 million in the nine months ended September 30, 2010 from the comparable period in 2009, and our effective tax rate decreased 2.3% from 42.0% to 39.7% primarily as a result of a tax benefit that we recognized during the nine months ended September 30, 2010. The tax benefit was due to a change in the apportionment method we use in California. Under the alternative apportionment method, approved by the California Franchise Tax Board in May 2010, we apportion less income to California, resulting in a lower effective state tax rate. The decrease in the effective tax rate was partially offset by non-deductible expenses related to our initial public offering recognized in the nine months ended September 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.3%.
Liquidity and Capital Resources
     The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Total cash provided by (used in)
Operating activities	$77,493	$41,614
Investing activities	(103)	(18,575)
Financing activities	1,888	(2,413)

Increase in cash and cash equivalents	$79,278	$20,626

     In the nine months ended September 30, 2010 and 2009, we financed our operations primarily through our cash flows from operations. At September 30, 2010, our primary source of liquidity was unrestricted cash and cash equivalents totaling $135.6 million.
     We use trend and variance analyses to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A and Class B common stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
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

Cash Flows from Operating Activities
     Our $77.5 million of net cash provided by operating activities in the nine months ended September 30, 2010 principally resulted from $34.3 million of net income, the adjustment for non-cash operating expenses of $53.6 million (including $34.9 million for the provision for uncollectible overdrawn accounts, $7.7 million for stock-based retail incentive compensation, $5.4 million for depreciation and amortization and $5.2 million of employee stock-based compensation), a $9.8 million increase in amounts due to card issuing banks for overdrawn accounts and an $8.4 million increase in income taxes payable. These increases were partially offset by a $31.8 million increase in accounts receivable and a $3.9 million decrease in deferred revenue.
     Our $41.6 million of net cash provided by operating activities in the nine months ended September 30, 2009 principally resulted from $33.7 million of net income, the adjustment for non-cash operating expenses of $22.3 million (primarily $18.1 million for the provision for uncollectible overdrawn accounts and $3.6 million for depreciation and amortization), a $5.0 million increase in amounts due to card issuing banks for overdrawn accounts and a $3.6 million decrease in deferred expenses. These increases were partially offset by a $19.7 million increase in accounts receivable and a $5.0 million decrease in deferred revenue.
Cash Flows from Investing Activities
     Our $0.1 million of net cash used in investing activities in the nine months ended September 30, 2010 consisted of the purchase of $10.3 million of property and equipment almost entirely offset by a $10.2 million decrease in restricted cash. Our $18.6 million of net cash used in investing activities in the nine months ended September 30, 2009 consisted of a $13.0 million increase in restricted cash and the purchase of $5.6 million of property and equipment related to expanding our operations, including the development of internal-use software, which we capitalized.
Cash Flows from Financing Activities
     Our $1.9 million of net cash provided by financing activities in the nine months ended September 30, 2010 was the result of proceeds from the exercise of stock options and warrants. Our $2.4 million of net cash used in financing activities in the nine months ended September 30, 2009 was primarily associated with the exercise of a call option on a common stock warrant for $2.0 million and the redemption of preferred and common stock for $0.6 million.

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
ITEM 4. Controls and Procedures
     Disclosure controls and procedures—Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Change in internal control over financial reporting—There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2010.
Risks Related to Our Business
     Our growth rates may decline in the future.
     In recent quarters, our operating income and net income have fluctuated and the rate of growth of our operating revenues generally has declined on a sequential basis and in the three months ended September 30, 2010, the rate of growth was negative relative to the second quarter of 2010. Accordingly, there can be no assurance that we will be able to continue our historical growth rates in future periods, and we would expect seasonal or other influences and fluctuations in stock-based retailer incentive compensation caused by variations in our stock price to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. In particular, our results for the three months ended March 31, 2010 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards, and our results for the subsequent two quarters were adversely affected by stock-based retailer incentive compensation that reduced our total operating revenues. The incremental seasonal operating revenues in the three months ended March 31, 2010 may not be replicated in the remaining quarter of 2010 and the on-going stock-based retailer incentive compensation will continue to reduce our total operating revenues. Thus, our quarterly total operating revenues for the fourth quarter of 2010 may be below those in the three months ended March 31, 2010.
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
     Operating revenues derived from sales at Walmart and our other three largest retail distributors, as a group, represented 63% and 20%, respectively, of our total operating revenues and 65% and 20%, respectively, of our total operating revenues, excluding stock-based retailer incentive compensation, during the three months ended September 30, 2010, and the loss of operating revenues from any of these retail distributors would adversely affect our business.
     Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and our three other largest retail distributors, as a group, were approximately 63% and 20%, respectively, in the three months ended September 30, 2010. We do not expect calendar 2010 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the three months ended September 30, 2010, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
     Our contracts with these retail distributors have terms that expire at various dates between 2011 and 2015, but they can in limited circumstances, such as our material breach or insolvency, or in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of GE Money Bank or us, or our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. Although we actively work to maintain our existing retail distributor relationships, there can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
     Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations may be due to a number of factors, including, but not limited to:
•	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	reductions in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors;

•	the timing of commencement, renegotiation or termination of relationships with significant network acceptance members;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party service provider costs;

•	volatility in the trading price of our Class A common stock, which may lead to higher stock-based compensation expenses or fluctuations in the valuations of vesting equity that cause variations in our stock-based retailer incentive compensation; and

•	changes in the regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.
     The industry in which we compete is highly competitive, which could adversely affect our operating revenue growth.
     The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. Our current and potential competitors include:
•	prepaid card program managers, such as First Data Corporation, NetSpend Holdings, Inc. , AccountNow, Inc., PreCash Inc. and UniRush, LLC ;

•	reload network providers, such as Visa, Inc. (or Visa), MasterCard International Incorporated (or MasterCard), The Western Union Company and MoneyGram International, Inc.; and

•	prepaid card distributors, such as InComm and Blackhawk Network, Inc.
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
     We operate in a highly regulated environment, and failure by us, the banks that issue our cards or the businesses that participate in our reload network to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
     We operate in a highly regulated environment, and failure by us, the banks that issue our cards or the businesses that participate in our reload network to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities.
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
     Changes in laws and regulations governing the way our products and services are sold could adversely affect our ability to distribute our products and services and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors, which, in turn, could materially and adversely impact our operations. For example, in June 2010, the Financial Crimes Enforcement Network of the U.S. Department of Treasury published for comment proposed new rules regarding, among other things, the applicability of the Bank Secrecy Act’s anti-money laundering provisions to prepaid products such as ours. If adopted as proposed, these new rules would establish a more comprehensive regulatory framework for access to prepaid financial services. As currently drafted, the proposed rules would significantly change the way customer data, including identification information, is collected for certain prepaid products (including our cards) by shifting the point of collection from us to our retail distributors. We believe that, if the rules are adopted as currently proposed, we and our retail distributors would need to modify operational elements of our product offering to comply with the proposed rules. If we or any of our retail distributors were unwilling or unable to make any required operational changes to comply with the proposed rules as adopted, we would no longer be able to sell our cards through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations. However, as the proposed rules are subject to further comment and revision, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business or that of our retail distributors.
     State and federal legislators and regulators have become increasingly focused on the banking and consumer financial services industries, and continue to propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions (including card issuing banks) and other financial services companies (including us). For example, changes in the way we or the banks that issue our cards are regulated, such as the changes under the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, related to the consolidation of the primary federal regulators for savings banks and national banks and the establishment of a federal Consumer Financial Protection Bureau, or the Bureau, with oversight over us and our products and services, could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Additionally, changes to the limitations placed on fees, the interchange rates that can be charged or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.
     Our actual operating results may differ significantly from our guidance.
     From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

     Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables are changed but are not intended to guaranty that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any of these persons.
     Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not prove to be correct or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our Class A common stock.
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
     Moreover, substantial changes to banking laws and regulations are possible in the near future. The Dodd-Frank Act made numerous changes to the regulatory framework governing banking organizations, and many of the provisions must be implemented by regulation. These regulations could likewise substantially affect our business and operations. There are proposals in the U.S. Congress that could make additional changes to the regulatory framework affecting our operations. These changes, if they are made, could have an adverse effect on our business, financial position and results of operations.
     We rely on relationships with card issuing banks to conduct our business, and our results of operations and financial position could be materially and adversely affected if we fail to maintain these relationships or we maintain them under new terms that are less favorable to us.
     Substantially all of our cards are issued by GE Money Bank or Columbus Bank and Trust Company, a division of Synovus Bank. Our relationships with these banks are currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards, and, notwithstanding our pending bank acquisition, will be unable to do so for the foreseeable future at the volume necessary to conduct our business, if at all. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following their expiration in 2012 and 2015, renew our agreements with the banks that currently issue substantially all of our cards under terms at least as favorable to us as those existing before renewal.
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

     Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2010, interchange revenues represented 30.4% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. There is a substantial likelihood that interchange rates for certain products and certain issuing banks will decline significantly in the future as a result of the implementation of the Dodd-Frank Act, which requires the Federal Reserve Board to implement regulations that will likely substantially limit interchange fees for many issuers. While the interchange rates that may be earned by us and the bank we propose to acquire will be unaffected by this new law, there can be no assurance that future legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by Visa or MasterCard or future legislation or regulation, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
     Criminals are using increasingly sophisticated methods to engage in illegal activities involving our cards or cardholder information, such as counterfeiting, fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs.
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
     Maintenance fee assessment overdrafts accounted for approximately 95% of aggregate overdrawn account balances in the three months ended September 30, 2010. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
     The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established on behalf of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of September 30, 2010, we had assets subject to settlement risk of $11.8 million. Given the unprecedented volatility in global financial markets and the frequent occurrence of negative economic events, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
     Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Based upon beneficial ownership as of September 30, 2010, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates, in the aggregate, beneficially own approximately 55% of our outstanding Class A and Class B common stock, representing approximately 66% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
     As of September 30, 2010, we had 7,588,887 outstanding shares of Class A common stock, including 5,241,758 shares sold in our initial public offering that are freely tradable, and 33,269,421 outstanding shares of Class B common stock, of which 257,670 shares and 33,269,421 shares, respectively, are currently restricted as a result of securities laws or lock-up and/or market standoff agreements but will be able to be sold in the near future, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 promulgated under the Securities Act. The lock-up and market standoff agreements generally expire 180 days after July 21, 2010, except that with respect to the lock-up agreements the 180-day period may be extended for up to 34 additional days under specified circumstances where we announce or pre-announce earnings or a material event occurs within 17 days prior to, or 16 days after, the termination of the 180-day period. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

     In addition, we have registered 7,227,764 shares of our Class A and Class B common stock subject to options outstanding or reserved for future issuance under our stock incentive plans. Of these shares, approximately 3.6 million shares will be eligible for sale upon the exercise of vested options immediately after the expiration of the lock-up and market standoff agreements. In addition, the shares subject to an unvested warrant to purchase up to 4,283,456 shares of our Class B common stock will be eligible for sale after the expiration of lock-up and/or market standoff agreements.
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
     If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the trading price of our Class A common stock could decline.
     We expect that the trading price for our Class A common stock will be affected by any research or reports that securities analysts publish about us or our business. If one or more of the analysts who have elected to cover us or our business downgrade their evaluations of our Class A common stock, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our Class A common stock, which in turn could cause our stock price to decline.
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
     On July 21, 2010, we granted options to purchase 79,500 shares of our Class A common stock under our 2010 Equity Incentive Plan with an exercise price of $36.00. On July 27, 2010, certain of our employees and executive officers exercised options to purchase 377,840 shares of our Class B common stock pursuant to options issued under our 2001 Stock Plan for an aggregate purchase price of $1.0 million. These issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) of the Securities Act.
ITEM 6. Exhibits
     The following documents are filed as exhibits to this report:

Exhibit
Number	Description of Exhibits
3.1	Form of Tenth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Form of Amended and Restated Bylaws of the Registrant.(2)

4.1	First Amendment to Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.(3)

10.1	Standard Sublease, dated January 12, 2010, between the Registrant and Telscape Communications, Inc., as amended.

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

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibit 3.1 is incorporated by reference to Exhibit 3.02 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on April 26, 2010.

(2)	Exhibit 3.2 is incorporated by reference to Exhibit 3.04 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on June 29, 2010.

(3)	Exhibit 4.1 is incorporated by reference to Exhibit 4.02 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on July 19, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date: November 3, 2010	By:	/s/ John L. Keatley
	Name:	John L. Keatley
	Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
3.1	Form of Tenth Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Form of Amended and Restated Bylaws of the Registrant.(2)

4.1	First Amendment to Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.(3)

10.1	Standard Sublease, dated January 12, 2010, between the Registrant and Telscape Communications, Inc., as amended.

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

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Exhibit 3.1 is incorporated by reference to Exhibit 3.02 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on April 26, 2010.

(2)	Exhibit 3.2 is incorporated by reference to Exhibit 3.04 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on June 29, 2010.

(3)	Exhibit 4.1 is incorporated by reference to Exhibit 4.02 filed with the Registration Statement on Form S-1, No. 333-165081, filed with the Commission on July 19, 2010.