Form 10-K
period 2010-12-31
GREEN DOT CORP
filed 2011-02-28
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34819

GREEN DOT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4766827 (IRS Employer Identification No.)
605 E. Huntington Drive, Suite 205 Monrovia, California (Address of principal executive offices)	91016 (Zip Code)

Registrant’s telephone number, including area code:
(626) 775-3400

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.001 par value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the registrant’s Class A common stock was not listed on any exchange or over-the-counter market. The registrant’s Class A common stock began trading on the New York Stock Exchange on July 22, 2010. At December 31, 2010, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on December 31, 2010) was $810,723,703.

There were 17,029,850 shares of registrant’s Class A common stock, par value $0.001 per share, and 24,847,799 shares of registrant’s Class B common stock, par value $0.001 per share, outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2011 Annual Meeting of Stockholders, to be held on or about June 2, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GREEN DOT CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

In this report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries, the term “GPR cards” refers to general purpose reloadable prepaid debit cards, the term “prepaid cards” refers to prepaid debit cards and the term “our cards” refers to our Green Dot-branded and co-branded GPR cards. In addition, “prepaid financial services” refers to GPR cards and associated reload services, a segment of the prepaid card industry.

PART I

ITEM 1.	Business

Overview

Green Dot is a leading prepaid financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable, or GPR, prepaid debit cards in the United States and that our Green Dot Network is the leading reload network for prepaid cards in the United States. We sell our cards and offer our reload services nationwide at approximately 55,000 retail store locations, which provide consumers convenient access to our products and services. Our technology platform, Green PlaNET, provides essential functionality, including point-of-sale connectivity and interoperability with Visa, MasterCard and other payment or funds transfer networks, and compliance and other capabilities to our Green Dot Network, enabling real-time transactions in a secure environment. The combination of our innovative products, broad retail distribution and proprietary technology creates powerful network effects, which we believe enhance the value we deliver to our customers, our retail distributors and other participants in our network.

We were incorporated in Delaware in October 1999 as Next Estate Communications, Inc. and changed our name to Green Dot Corporation in October 2005. In May 2001, we sold our first basic prepaid card with simple loading and spending functionality. As we have grown and our technological capabilities have increased, we have broadened our offerings and their functionality to provide consumers access to products and services with a more comprehensive set of features. In 2007, we began managing a co-branded GPR card program for Walmart and providing reload network services at Walmart stores through our Green Dot Network, augmenting our then existing major retail distribution relationships with CVS, Rite Aid and Walgreens. Since 2007, we have expanded our distribution capacity by entering into new relationships with distributors, such as 7-Eleven, and developing our online distribution channel. We completed our initial public offering of Class A common stock in July 2010.

In February 2010, we entered into a definitive agreement to acquire Utah-based Bonneville Bancorp, a bank holding company, and its subsidiary commercial bank, Bonneville Bank, and filed applications with the appropriate federal and state regulators seeking approvals for this transaction. Upon consummation of the acquisition, we will become a bank holding company regulated by the Federal Reserve Board. Our proposed bank acquisition is subject to regulatory approval and other customary closing conditions. The parties intend to consummate the transaction as soon as practicable following regulatory approval of our proposed bank acquisition, although there can be no assurance that we will obtain regulatory approval or that our proposed bank acquisition will close.

We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our total operating revenues and net income for the year ended December 31, 2010, the five months ended December 31, 2009 and the years ended July 31, 2009 and 2008 and our total assets as of December 31, 2010 and 2009, is included in our consolidated financial statements and related notes in Item 8 “Financial Statements and Supplementary Data”.

Our principal executive offices are located at 605 East Huntington Drive, Suite 205, Monrovia, California 91016, and our telephone number is (626) 739-3942. We maintain a website at www.greendot.com. We make available free of charge on or through our website via the Investor Relations section at http://ir.greendot.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, or the SEC. References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

Our Business Model

Our business model focuses on four major elements: our consumers; our distribution; our products and services; and our proprietary technology, which provides functionality for and connectivity to the Green Dot Network and supports the platform that brings the other three elements together.

Our Consumers

We have designed our products and services to appeal primarily to consumers living in households that earn less than $75,000 annually across the following four consumer segments:

•	Never-banked — households in which no one has ever had a bank account;

•	Previously-banked — households in which at least one member has previously had a bank account, but no one has one currently;

•	Underbanked — households in which at least one member currently has a bank account, but that also use non-bank financial service providers to conduct routine transactions like check cashing or bill payment; and

•	Fully-banked — households that primarily rely on traditional financial services.

Based on data from the FDIC, the Federal Reserve Bank, the U.S. Census and the Center for Financial Services Innovation and our proprietary data, we believe these four consumer segments collectively represent an addressable market of approximately 160 million people in the United States.

Customers in these different segments tend to purchase and use our products for different reasons and in different ways. For example, we believe never-banked consumers use our products as a safe, controlled way to spend cash and as a means to access channels of trade, such as online purchases, where cash cannot be used. We believe previously-banked consumers use our products as a convenient and affordable substitute for a traditional checking account by depositing payroll checks (via direct or in-store deposit) on a Green Dot GPR card and using our products to pay bills, shop online, monitor spending and withdraw cash from ATM machines.

We believe underbanked consumers use our products in ways similar to those of the never- and previously-banked segments, but additionally view our products as a credit card substitute. For example, underbanked consumers use our products to make purchases at physical and online merchants, make travel arrangements and guarantee reservations. We believe fully-banked consumers use our products as companion products to their bank checking account, segregating funds into separate accounts for a variety of uses. For example, fully-banked consumers often use our cards to shop on the Internet without providing their bank debit card account information online. These consumers also use our products to control spending, designate funds for specific uses, prevent overdrafts in their checking accounts, or load funds into specific accounts, such as a PayPal account.

Our Distribution

We achieve broad distribution of our products and services through our retail distributors, the Internet and relationships with other businesses. In addition, our distribution is enhanced by businesses that accept reloads or payments through the Green Dot Network, which we refer to as our network acceptance members, because they encourage their customers to use our prepaid financial services.

Retail Distributors.  Our prepaid financial services are sold in approximately 55,000 retail store locations, including those of major national mass merchandisers, national and regional drug store and convenience store chains, and national and regional supermarket chains. Our retail distributors include:

Type of Distributor	Representative Distributors

Mass merchandise retailers	Walmart, Kmart, Meijer
Drug store retailers	Walgreens, CVS, Rite-Aid, Duane Reade
Convenience store retailers	7-Eleven, The Pantry (Kangaroo Express), Circle K
Supermarket retailers	Kroger
Other	RadioShack

Most of these retailers have been our distributors for several years and all have contracts with us, subject to termination rights, which expire at various dates from 2011 to 2015. In general, our agreements with our retail distributors give us the right to provide Green Dot-branded and/or co-branded GPR cards and reload services in their retail locations and require us to share with them by way of commissions the revenues generated by sales of these cards and reload services. We and the retail distributor generally also agree to certain marketing arrangements, such as promotions and advertising. Our operating revenues derived from products and services sold at the store locations of Walmart and our three other largest retail distributors, as a group, represented the following percentages of our total operating revenues: approximately 63% and 20%, respectively, for the year ended December 31, 2010, 66% and 23%, respectively, for the five months ended December 31, 2009, 56% and 27%, respectively, for the year ended July 31, 2009, and 39% and 41%, respectively, for the year ended July 31, 2008. In fiscal 2008, operating revenues derived from products and services sold at the store locations of Walgreens, CVS and Rite Aid represented 17%, 13% and 11%, respectively, of our total operating revenues. In addition, such sales at store locations of Walgreens represented 11% of our total operating revenues in fiscal 2009.

Our Relationship with Walmart.  Walmart is our largest retail distributor. We have been the exclusive provider of GPR cards sold at Walmart since Walmart initiated its Walmart MoneyCard program in 2007. In October 2006, we entered into agreements with Walmart and GE Money Bank (the card issuing bank), which set forth the terms and conditions of our relationship with Walmart. Pursuant to the terms of these agreements, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart displays and sells the cards and GE Money Bank serves as the issuer of the cards and holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network.

In May 2010, the term of the agreement among Green Dot, Walmart and GE Money Bank was extended through May 2015. The parties also agreed to various other changes to the terms of the agreement. In particular, the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program increased significantly. Walmart has the right to terminate this agreement prior to its expiration or renewal, but subject to notice periods of varying lengths, for a number of specified reasons, including;

•	a change by GE Money Bank in its card operating procedures that Walmart reasonably believes will have a material adverse effect on Walmart’s operations;

•	our or GE Money Bank’s inability or unwillingness to agree to program-related pricing changes proposed by Walmart;

•	our inability or unwillingness to make Walmart MoneyCards reloadable outside of our reload network in the event that our reload network does not meet particular size requirements in the future;

•	in the event Walmart reasonably believes that it is reasonably possible, after the parties have explored and been unable to agree on any alternatives, that the Federal Reserve Board may determine that Walmart exercises a controlling influence over our management or policies;

•	in the event of specified changes in control of GE Money Bank or us that are not otherwise permitted by the agreement; or

•	our failure to meet agreed-upon service levels.

In connection with our entry into this commercial agreement, we issued to Walmart 2,208,552 shares of our Class A common stock. These shares also are subject to our right to repurchase them at $0.01 per share upon termination of our commercial agreement with Walmart and GE Money Bank, other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the commercial agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, such as a termination of our commercial agreement with Walmart and GE Money Bank for the reason described in the fourth bullet of the preceding paragraph. However, should it become reasonably possible that such termination right could be exercised, we would take all steps within our power to address the concerns of the Federal Reserve Board or its staff to avoid a termination under our commercial agreement with Walmart and GE Money Bank. Prior to the earliest to occur of (i) December 24, 2012, (ii) the termination of our commercial agreement under certain limited circumstances and (iii) an event that would cause our repurchase right to lapse in full prior to May 2015, Walmart is required to pay us $25.00 per share for each share it sells in excess of 309,839 shares in any consecutive six-month period following January 18, 2011. We have also granted Walmart registration rights for all of its shares of our Class A common stock that are no longer subject to our repurchase right.

Network Acceptance Members.  A large number of institutions accept funds through our reload network, using our MoneyPak product. We provide reload services to over 100 third-party prepaid card programs, including programs offered by H&R Block, AccountNow and Rushcard. MasterCard’s RePower Reload Network also uses the Green Dot Network to facilitate cash reloads for its own member programs. Furthermore, in February 2009, we entered into a five-year agreement with PayPal that enables PayPal customers to use a MoneyPak to fund a new or existing PayPal account. As a result of this agreement, consumers without a bank account or credit card are able to fund PayPal accounts.

Other Channels.  An increasing portion of our card sales is generated from our online distribution channel and other non-retail channels. We offer Green Dot-branded cards through our website, www.greendot.com. We promote this distribution channel through television and online advertising. Customers who activate their cards through this channel typically receive an unfunded card in the mail and then can reload the card either through a cash reload or a payroll direct deposit transaction. In October 2009, we entered into a joint marketing and referral agreement with Intuit. Under this agreement, Intuit customers can elect to receive their tax refunds via a co-branded card program. We will manage this program for Intuit through the 2011 tax season. The initial term of our agreement with Intuit expires in October 2011, and we do not currently expect that this agreement will be renewed.

Our Products and Services

Our principal products and services consist of Green Dot-branded GPR cards, co-branded GPR cards, and MoneyPak and point-of-sale, or POS, swipe reload transactions facilitated by the Green Dot Network. We also service general purpose gift cards, which have historically represented only a small percentage of our operating revenues. GPR cards are designed for general spending purposes and can be used anywhere their applicable payment network, such as Visa or MasterCard, is accepted. Unlike gift cards, GPR cards are reloadable for ongoing, long-term use and require the completion of various identification, verification and other USA PATRIOT Act-compliant processes before a cardholder relationship can be established. The GPR cards we offer are issued primarily by Columbus Bank and Trust Company, a division of Synovus Bank, and, in the case of certain of our co-branded cards discussed below, GE Money Bank. Card balances are FDIC-insured and have either Visa or MasterCard zero liability card protection.

Card Products

Green Dot-Branded GPR Cards.  Our Green Dot-branded GPR cards provide consumers with an affordable and convenient way to manage their money and make payments without undergoing a credit check or possessing a pre-existing bank account. In addition to standard prepaid Visa or MasterCard-branded GPR cards, we also offer GPR cards marketed for a specific use or market, such as our Online Shopping card, our Prepaid Student card and our Prepaid NASCAR card.

To purchase a GPR card in a retail store location, consumers typically select the GPR card from an in-store display and pay the cashier a one-time purchase fee plus the initial amount they would like to load onto their card. Consumers then go online or call a toll-free number to register their personal information with us so that we can activate their temporary prepaid card and mail them a personalized GPR card. As explained below, consumers can then reload their personalized GPR cards using a MoneyPak or, at enabled retailers, via a point-of-sale process, which we refer to as a POS swipe reload transaction. Funds can also be loaded on the card via direct deposit of a customer’s government or payroll check.

Our GPR cards are issued as Visa- or MasterCard-branded cards and are accepted worldwide by merchants and other businesses belonging to the applicable payment network, including for bill payments, online shopping, everyday store purchases and ATM withdrawals. As of December 31, 2009, Visa and MasterCard each were accepted at approximately 29 million acceptance locations worldwide. As of December 31, 2009, our cardholders could complete ATM transactions at approximately 1.4 million Visa PLUS or 1.0 million MasterCard Cirrus ATMs worldwide, including over 17,000 MoneyPass fee-free ATMs in all 50 states and Puerto Rico.

We have instituted a simple fee structure that includes a new card fee (if the card is purchased from one of our retail distributors), a monthly maintenance fee (which may be waived based on usage), a cash reload fee and an ATM withdrawal fee for non-MoneyPass ATMs. Most of the features and functions of our cards are provided without surcharges. Our free services include account management and balance inquiry services via the Internet, telephone and mobile applications. In addition, via an online tool, we allow cardholders to manage household and other bills and to make payments to companies or individuals.

For regulatory compliance, risk management, operational and other reasons, our GPR cards and reload products have certain limitations and restrictions, including but not limited to maximum dollar reload amounts, maximum numbers of reloads in a given time period (e.g., per day), and limitations of uses of our temporary cards versus our permanent personalized cards.

Co-Branded GPR Cards.  We provide co-branded GPR cards on behalf of certain retail distributors and other business entities. Co-branded cards generally bear the trademarks or logos of the retail distributor or business entity, and our trademark on the packaging and back of the card. These cards have the same features and characteristics as our Green Dot-branded GPR cards, and are accepted at the same locations. We typically are responsible for managing all aspects of these programs, including strategy, product design, marketing, customer service and operations/compliance. Representative co-branded cards include the Walmart MoneyCard, the TurboTax Refund Card, the Kmart Prepaid Visa and MasterCard cards and the Meijer Prepaid MasterCard.

Reload Services

We generate cash transfer revenues when consumers purchase our reload services. We offer consumers affordable and convenient ways to reload any of our GPR cards and to conduct other cash loading transactions through our reload network, using our MoneyPak product or through retailers’ specially-enabled POS devices. MoneyPak is offered in all of the retail locations where our GPR cards are sold. MoneyPak is a cash reload product that we market on a display like our Green Dot-branded GPR cards. Cash reloads using a MoneyPak involve a two-step process: consumers pay the cashier the desired amount to be reloaded onto the MoneyPak, plus a service fee, and then go online or call a toll-free number to submit the MoneyPak number and add the funds to a GPR card or other account, such as a PayPal account. Alternatively, at many retail locations, consumers can add funds directly to their Green Dot-

branded and co-branded cards at the point of sale through a POS swipe reload transaction. Unlike a MoneyPak, these POS swipe reload transactions involve a single-step process: consumers pay the cashier the desired amount to be reloaded, plus a service fee, and funds are reloaded onto the GPR card at the point of sale without further action required on the part of the consumer.

Our Technology Platform — Green PlaNET

Green PlaNET is our technology platform that enables our network participants, which include consumers, retail distributors and businesses that accept reloads or payments through the Green Dot Network, to communicate with us in a real-time, secure environment. Green PlaNET is a centralized, client-server based processing system that gives us the ability to centrally develop and distribute product applications, manage customer accounts, authorize, process and settle transactions, ensure security and regulatory compliance, and provide customer services across a variety of points of contact and technologies.

Green PlaNET enables Green Dot cardholders to activate and use their card accounts for a variety of transactions, such as cash loads and online bill payments. Green PlaNET also provides a single and secure point of integration for all our network participants, enabling them to communicate with us and our customers and facilitating the initiation, authorization and settlement of transactions.

Green PlaNET has the following components:

•	The Green PlaNET front-end processing system communicates with the host systems of retail distributors and network acceptance members through a proprietary application programming interface, or API, and runs a variety of proprietary and third-party software applications that facilitate the purchase of a card at a retail location as well as the loading of cash onto a card or MoneyPak. It enables our reload network to interoperate with funds transfer networks and engages in real-time transaction verification so that cards do not exceed applicable limits, thus ensuring compliance with our anti-money laundering program.

•	The Green PlaNET back-end processing system runs a variety of proprietary and third-party software applications that enable the activation, daily use and maintenance of our cardholder accounts. It executes a variety of transaction-enabling processes and initiates several customer verification modules, such as internally developed anti-money laundering programs, “Know Your Customer” and Office of Foreign Assets Control requirements, and external data requests from outsourced vendors, such as Experian and LexisNexis, that together ensure compliance with all federal requirements for the opening of a new account. It interfaces with our database to generate account statements and initiate account notification communications, such as emails and text messages. It also enables our cards to interoperate with Visa, MasterCard and other payment or funds transfer networks, interacts with the systems of other processors and executes back-end batch processes, such as transaction fee calculations, charge-back transactions, retailer invoicing and account write-offs, that facilitate the daily accounting, reconciliation and settlement of transactions and account activity. In addition, the Green PlaNET back-end processing system houses a variety of security applications that provide customer and card data encryption, fraud monitoring, information security administration and firewalls that protect the Green PlaNET infrastructure.

•	The Green PlaNET customer-facing systems include a service processing system and various communication systems. The Green PlaNET service processing system includes several customer relationship management software applications that operate a variety of support services, providing real-time account history access and pending transaction data, contact information, personal identification number request and issuance services and balance inquiry applications. It also enables consumers to direct cash transfers using our MoneyPak product. In addition, Green PlaNET provides our consumers, retail distributors and network acceptance members with the ability to communicate with us and access accounts using a variety of technologies. These technologies integrate with our customer care applications and allow us, among other things, to address customer inquiries and automatically prompt customer support agents to sell upgrades and make cross-sales. We have also integrated Green PlaNET with our website, www.greentdot.com, to provide a full range of interactive services, including online card sales, full activation and personalization services, electronic funds transfers, and access to account histories and management services.

Sales and Marketing

The primary objective of our sales and marketing efforts is to educate consumers on the utility of our products and services in order to generate demand, and to instruct consumers on where they may purchase our products and services. We also seek to educate existing customers on the use of our products and services to encourage use and retention of our products. We accomplish these objectives through various types of consumer-oriented marketing and advertising and by expanding our group of retail distributors to gain access to additional customers.

Marketing to Consumers

We market our products to a broad group of consumers, ranging from never-banked to fully-banked consumers. We are focusing our current sales and marketing efforts on acquisition of long-term users of our products, enhancing our brand and image, building market awareness of our products, improving cardholder retention and increasing card usage. To achieve these objectives, we highlight to consumers the core benefits of our products, which we believe are affordability, access to funds, utility, convenience, transparency and security.

Our marketing campaigns involve creating a compelling in-store presence and conducting television advertising, retailer promotions such as newspaper inserts and circulars, online advertisements, and co-op advertising with select retail distributors. We focus on raising brand awareness while educating our customers.

We also design, and provide to our retail distributors for use in their stores, innovative packaging and in-store displays that we believe generate consumer interest and differentiate our products from other card products on their racks. Our packaging and displays help ensure that our products are promoted in a consistent, visual manner that is designed to invite consumers to browse and learn about our products, and thus to increase our sales opportunities.

We employ a number of strategies to improve cardholder retention and increase card usage. These strategies are based on research we conduct on an ongoing basis to understand consumer behavior and improve consumer loyalty and satisfaction. For example, we use our points of contact with customers (e.g., our website, email, interactive voice response system, or IVR, and mobile applications) to educate our customers and promote new card features. We also provide incentives for behaviors, such as cash reloading, establishing payroll direct deposit and making frequent purchases with our cards, that we believe increase cardholder retention.

Marketing to Retail Distributors

When marketing to potential new retail distributors, we highlight the key benefits of our products, including our national brand, our in-store presence and merchandising expertise, our cash reload network, the profitability to them of our products and our commitment to national television and other advertising. In addition, we communicate the peripheral benefits of our products, such as their ability to generate additional foot traffic and sales in their stores.

Marketing to Our Network Acceptance Members

We market our reload network to a broad range of banks, third-party processors, program managers and others that have uses for our reload network’s cash transfer technology. When marketing to potential network acceptance members, we highlight the key benefits of our cash loading network, including the breadth of our distribution capabilities, our leadership position in the industry, the profitability to them of our products, consumer satisfaction and our commitment to national television and other advertising and marketing support.

Customer Service

We provide customer service for all GPR card and gift card programs that we manage and for MoneyPak on a 24-hour per day, 365-day per year basis, primarily through third-party service providers in Guatemala and the Philippines, and also through our staff in the United States. All card activations, reloads, support and lost/stolen inquiries are handled online and through various toll-free numbers at these locations. We also operate our own call center at our headquarters for handling customer and corporate escalations. Customer service is provided in both English and Spanish.

Competition

We operate in highly competitive and developing markets, which we expect to become increasingly competitive in the future. In addition to the direct competitors described below, we compete for access to retail distribution channels and for the attention of consumers at the retail level.

Prepaid Card Issuance and Program Management

We compete against the full spectrum of providers of GPR cards. We compete with traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these companies can also leverage their extensive customer bases and adopt aggressive pricing policies to gain market share. Our primary competitors in the prepaid card issuance and program management market are traditional credit, debit and prepaid card account issuers and prepaid card program managers like First Data, Netspend, AccountNow, PreCash, Rush Card, Western Union and MoneyGram. Our Green Dot-branded cards also compete with our co-branded GPR cards, such as the Walmart MoneyCard.

We believe that the principal competitive factors for the prepaid card issuance and program management market include:

•	breadth of distribution;

•	brand recognition;

•	the ability to reload funds;

•	compliance and regulatory capabilities;

•	enterprise-class and scalable IT;

•	customer support capabilities; and

•	pricing.

We believe our products compete favorably on each of these factors.

Reload Networks

While we believe our Green Dot Network is the leading reload network for prepaid cards in the United States, a growing number of companies are attempting to establish and grow their own reload networks. In this market, new companies, or alliances among existing companies, may be formed that rapidly achieve a significant market position. Many of these companies are substantially larger than we are and have greater resources, larger and more diversified customer bases and greater name recognition than we do. Our primary competitors in the reload services market are: Visa, MasterCard, Western Union, MoneyGram, Blackhawk and Netspend. Visa and MasterCard each have broad brand recognition and a large base of merchant acquiring and card issuing banks. Western Union, MoneyGram, Blackhawk and Netspend each have a national network of retail and/or agent locations. In addition, we compete for consumers and billers with financial institutions that provide their retail customers with billing, payment and funds transfer services. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do.

We believe that the principal competitive factors for reload network services include:

•	the number and quality of retail locations;

•	brand recognition;

•	product and service functionality;

•	number of cardholders and customers using the service;

•	reliability of the service;

•	retail price;

•	enterprise-class and scalable IT;

•	ability to integrate quickly with multiple payment platforms and distributors;

•	customer support capabilities; and

•	compliance and regulatory capabilities.

We believe the Green Dot Network competes favorably on each of these factors.

Prepaid Card Distribution

We compete against the full spectrum of prepaid card distributors and third-party processors that sell competing prepaid card programs through retail and online channels. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these companies can also leverage their extensive customer bases and adopt aggressive pricing policies to gain market share. As new payment methods are developed, we also expect to experience competition from new entrants. Our primary competitors in the prepaid card distribution market are: InComm, Blackhawk, First Data, Netspend and AccountNow. In addition, we face potential competition from Western Union, MoneyGram and a number of retail banks if they enter this market.

We believe that the principal competitive factors for the prepaid card distribution market include:

•	brand recognition with consumers and retailers;

•	the ability to reload funds;

•	ability to develop and maintain strong relationship with retail distributors;

•	compliance and regulatory capabilities;

•	pricing; and

•	large customer base.

We believe our products compete favorably on each of these factors.

Intellectual Property

We rely on a combination of trademark and copyright laws and trade secret protection in the United States, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our products and services.

We own several trademarks, including Green Dot, MoneyPak and the Green Dot logo. These assets are essential to our business. Through agreements with our network acceptance members, retail distributors and customers, we authorize and monitor the use of our trademarks in connection with their activities with us.

We have one patent application under consideration in the United States related to the retail packaging of our cards.

Regulation

Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering laws;

•	money transfer and payment instrument licensing regulations;

•	escheatment laws;

•	privacy and information safeguard laws;

•	bank regulations; and

•	consumer protection laws.

These laws are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us or the banks that issue our cards, our retail distributors, our network acceptance members or our third-party processors is at times unclear. Any failure to comply with applicable law — either by us or by the card issuing banks, retail distributors, network acceptance members or third-party processors, over which we have limited legal and practical control — could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services.

We continually monitor and enhance our compliance program to stay current with the most recent legal and regulatory changes. We also continue to implement policies and programs and to adapt our business practices and strategies to help us comply with current legal standards, as well as with new and changing legal requirements affecting particular services or the conduct of our business generally. These programs include dedicated compliance personnel and training and monitoring programs, as well as support and guidance to our retail distributors and network acceptance members on compliance programs.

Anti-Money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

•	report large cash transactions and suspicious activity;

•	screen transactions against the U.S. government’s watch-lists, such as the watch-list maintained by the Office of Foreign Assets Control;

•	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;

•	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;

•	gather and, in certain circumstances, report customer information;

•	comply with consumer disclosure requirements; and

•	register or obtain licenses with state and federal agencies in the United States and seek registration of our retail distributors and network acceptance members when necessary.

Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to make our business practices flexible, so we can comply with the most current legal requirements. We cannot predict how these future regulations might affect us. Complying with future regulation could be expensive or require us to change the way we operate our business. For example, in June 2010, the Financial Crimes Enforcement Network, or FinCEN, of the U.S. Department of Treasury published for comment proposed new rules regarding, among other things, the applicability of the Bank Secrecy Act’s anti-money laundering provisions to prepaid products such as ours. If adopted as proposed, the rules would establish a more comprehensive regulatory framework for access to prepaid financial services. As currently drafted, the proposed rules would significantly change the way customer data, including identification information, is collected for certain prepaid products (including our cards) by shifting the point of collection from us to our retail distributors. We believe that, if the rules are adopted as currently proposed, we and our retail distributors would need to modify operational elements of our product offering to comply with the proposed rules. If we or any of our retail distributors were unwilling or unable to make any required operational changes to comply with the proposed rules as adopted, we would no longer be able to sell our cards through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations. However, as the proposed rules are subject to further comment and revision, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business or that of our retail distributors.

We are voluntarily registered with FinCEN as a money services business. As a result of being so registered, we are required to establish anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed and deployed compliance programs comprised of policies, procedures, systems and internal controls to monitor and address various aspects of legal requirements and developments. To assist in managing and monitoring money laundering risks, we continue to enhance our anti-money laundering compliance program. We offer our services largely through our retail distributor and network acceptance member relationships. We have developed an anti-money laundering training manual and a program to assist in educating our retail distributors on applicable anti-money laundering laws and regulations.

Money Transfer and Payment Instrument Licensing Regulations

We are subject to money transfer and payment instrument licensing regulations. We have obtained licenses to operate as a money transmitter in 39 U.S. jurisdictions. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business. As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.

In addition, we must at all times maintain “permissible investments” in an amount equivalent to all “outstanding payment obligations.” While, technically, the outstanding payment obligations represented by the balances on our card products are liabilities of the issuing bank and not us, it is possible that some states will require us to maintain permissible investments in an amount equal to the outstanding payment obligations of the bank that issues our cards. The types of securities that are considered “permissible investments” vary from state to state, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments.

Escheatment Laws

Unclaimed property laws of every U.S. jurisdiction require that we track certain information on our card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. We have agreed with the banks that issue our cards to manage escheatment law compliance with respect to our card products and services and have an ongoing program to comply with those laws. Statutory abandonment periods applicable to our card products and services typically range from three to seven years.

Privacy and Information Safeguard Laws

In the ordinary course of our business, we collect certain types of data, which subjects us to certain privacy and information security laws in the United States, including, for example, the Gramm-Leach-Bliley Act of 1999, or the GLB Act, and other laws or rules designed to regulate consumer information and mitigate identity theft. We are also subject to privacy laws of various states. These state and federal laws impose obligations with respect to the collection, processing, storage, disposal, use and disclosure of personal information, and require that financial institutions have in place policies regarding information privacy and security. In addition, under federal and certain state financial privacy laws, we must provide notice to consumers of our policies and practices for sharing nonpublic information with third parties, provide advance notice of any changes to our policies and, with limited exceptions, give consumers the right to prevent use of their nonpublic personal information and disclosure of it to unaffiliated third parties. Certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data. In order to comply with the privacy and information safeguard laws, we have confidentiality/information security standards and procedures in place for our business activities and with network acceptance members and our third-party vendors and service providers. Privacy and information security laws evolve regularly, requiring us to adjust our compliance program on an ongoing basis and presenting compliance challenges.

Bank Regulations

All of the GPR cards that we provide and the Walmart gift cards we service are issued by either a federally- or state-chartered bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under “— Anti-Money Laundering Laws” above and to comply with the privacy regulations promulgated under the GLB Act as discussed under “— Privacy and Information Safeguard Laws” above.

In addition, in February 2010, we entered into a definitive agreement to acquire a bank holding company and its subsidiary commercial bank, and filed applications with the appropriate federal and state regulators seeking approval for this transaction. Should we complete our proposed bank acquisition, we will become a bank holding company as provided in the Bank Holding Company Act of 1956, or the BHC Act. Bank holding companies and banks are subject to supervision by the Federal Reserve Board and are extensively regulated under federal and state laws. In general, this supervision and regulation will increase our compliance costs and other expenses, as we and our proposed subsidiary bank will be required to undergo regular on-site examinations and to comply with additional reporting requirements. In addition, bank holding companies are subject to certain restrictions on their business and activities, although we do not believe our current or currently proposed business will be restricted materially, if at all, by these restrictions.

Activities.  Federal laws restrict the types of activities in which bank holding companies may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. Bank holding companies may engage in the business of banking and managing and controlling banks, as well as closely related activities. The business activities that we currently conduct are permissible activities for bank holding companies under U.S. law, and we do not expect the limitations described above will adversely affect our current operations or materially prohibit us from engaging in activities that are currently contemplated by our business strategies. It is possible, however, that these restrictions might limit our ability to enter other businesses in which we may wish to engage at some time in the future. It is also possible that in the future these laws may be amended in ways, or new laws or regulations may be adopted, that adversely affect our ability to engage in our current or additional businesses.

Even if our activities are permissible for a bank holding company, as discussed under “— Capital Adequacy and Prompt Corrective Action” below, the Federal Reserve Board has the authority to order a bank holding company or its subsidiaries to terminate any activity or to require divestiture of ownership or control of a subsidiary in the event that it has reasonable cause to believe that the activity or continued ownership or control poses a serious risk to the financial safety, soundness or stability of the bank holding company or any of its bank subsidiaries.

Dividend Restrictions.  Bank holding companies are subject to various restrictions that may affect their ability to pay dividends. Federal and state banking regulations applicable to bank holding companies and banks generally require that dividends be paid from earnings and, as described under “— Capital Adequacy and Prompt Corrective Action” below, require minimum levels of capital, which limits the funds available for payment of dividends. Other restrictions include the Federal Reserve Board’s general policy that bank holding companies should pay cash dividends on common stock only out of net income available to stockholders for the preceding year or four quarters and only if the prospective rate of earnings retention is consistent with the organization’s expected future needs and financial condition, including the needs of each of its bank subsidiaries. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend pay-out ratios that are at the 100% level unless both their asset quality and capital are very strong. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of its bank subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for its bank subsidiaries. See “— Source of Strength” below.

In addition, various federal and state statutory provisions and regulations limit the amount of dividends that banks may pay. We expect that our new state-chartered bank subsidiary will become a member of the Federal Reserve System following completion of our pending bank acquisition. State-chartered banks that are members of the Federal Reserve System may not pay dividends in an amount that exceeds the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a bank may not pay a dividend if the total of all dividends it declares in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its chartering authority. Under the undivided profits test, a bank may not pay a dividend in excess of its “undivided profits.”

Capital Adequacy and Prompt Corrective Action.  Bank holding companies and banks are subject to various federal requirements relating to capital adequacy. These include meeting minimum leverage ratio requirements. As a bank holding company, we will be required to be “well-capitalized,” meaning we will need to maintain a ratio of Tier 1 capital to assets of at least 5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6% and a ratio of total capital to risk-weighted assets of at least 10%. Tier 1 capital, or “core” capital, generally consists of common stockholders’ equity, perpetual non-cumulative preferred stock and, up to certain limits, other capital elements. Tier 2 capital consists of supplemental capital items such as the allowance for loan and lease losses, certain types of preferred stock, hybrid capital securities and certain types of debt, all subject to certain limits. Total capital is the sum of Tier 1 capital plus Tier 2 capital. When measuring compliance with certain of these capital requirements, bank regulators adjust the asset values in accordance with their perceived risk. We believe that we and our proposed subsidiary bank will be “well capitalized” under these standards and we will be able to maintain these ratios in future periods. It is possible, however, that regulators may require us or our proposed subsidiary bank to maintain higher levels of capital in the future, and there can be no assurance that we will be able to maintain the required ratios in future periods.

Under the regulatory framework that Congress has established and bank regulators have implemented, banks are either “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Banks are generally subject to greater restrictions and supervision than bank holding companies, and these restrictions increase as the financial condition of the bank worsens. For instance, a bank that is not well-capitalized may not accept, renew or roll over brokered deposits without the consent of the FDIC. If our proposed subsidiary bank were to become less than adequately capitalized, the bank would need to submit to bank regulators a capital restoration plan that was guaranteed by us, as its bank holding company. The bank would also likely become subject to broad restrictions on activities, including establishing new branches, entering into new lines of business or conducting activities that have the effect of limiting asset growth or preventing acquisitions. A bank that is undercapitalized would also be prohibited from making capital distributions, including dividends, and from paying management fees to its bank holding company if the institution would be undercapitalized after any such distribution or payment. A significantly undercapitalized institution would be subject to mandatory capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Source of Strength.  Under Federal Reserve Board policy, bank holding companies are expected to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support them. This support may theoretically be required by the Federal Reserve Board at times when the bank holding company might otherwise determine not to provide it. As noted above, if a bank becomes less than adequately capitalized, it would need to submit an acceptable capital restoration plan that, in order to be acceptable, would need to be guaranteed by the parent holding company. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions of Bank Holding Companies.  Under the BHC Act and the Change in Bank Control Act, and their implementing regulations, Federal Reserve Board approval is necessary prior to any person or company acquiring control of a bank or bank holding company, subject to certain exceptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities, and may be presumed to exist if a person acquires 10% or more of any class of voting securities. These restrictions could affect the willingness or ability of a third party to acquire control of us following completion of our proposed bank acquisition and for so long as we are a bank holding company.

Deposit Insurance and Deposit Insurance Assessments.  Deposits accepted by banks, such as our prospective bank subsidiary, have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, the level of which depends on the risk category of an institution and the amount of insured deposits that it holds. These rates currently range from 7 to 77.5 basis points on deposits. The FDIC may increase or decrease the assessment rate schedule semi-annually, and has in the past required and may in the future require banks to prepay their estimated assessments for future periods. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, changes the method of calculating deposit assessments, requiring the FDIC to assess premiums on the basis of assets less tangible stockholders’ equity. The FDIC has indicated that this change will likely result in a lower assessment rate because of the larger assessment base. Because of the current stress on the FDIC’s Deposit Insurance Fund resulting from the banking crisis, those fees have increased and are likely to stay at a relatively high level.

Community Reinvestment Act.  The Community Reinvestment Act of 1977, or CRA, and the regulations promulgated by the FDIC to implement the CRA are intended to ensure that banks meet the credit needs of their respective service areas, including low and moderate income communities and individuals, consistent with safe and sound banking practices. The CRA regulations also require the banking regulatory authorities to evaluate a bank’s record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. The federal banking agencies are required to rate each insured institution’s performance under the CRA and to make that information publicly available. Our proposed subsidiary bank intends to comply with the CRA through investments and other activities that it believes will benefit the needs of low and moderate income communities. If banking regulatory authorities do not approve the bank’s compliance plan, the bank could be required to engage in lending and other community outreach activities in the community in which it is located.

Restrictions on Transactions with Affiliates and Insiders.  Transactions between a bank and its nonbanking affiliates are regulated by the Federal Reserve Board. These regulations limit the types and amount of these transactions, require certain levels of collateral for loans to affiliated parties and generally require those transactions to be on an arm’s-length basis. As a bank holding company, our transactions with our proposed subsidiary bank could be limited by these regulations, although we do not anticipate that these restrictions will adversely affect our ability to conduct our current operations or materially prohibit us from engaging in activities that are currently contemplated by our business strategies.

Other.  The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Moreover, additional changes to banking laws and regulations are possible in the near future. The Dodd-Frank Act made numerous changes to the regulatory framework governing banking organizations, and many of the provisions must be implemented by regulation. These regulations could likewise substantially affect our business and operations. In addition, the U.S. Congress is considering various proposals relating to the activities and supervision of banks and bank holding companies, some of which could materially affect our operations and those of the bank we are seeking to acquire. Although there can be no assurance regarding the ultimate impact that adoption of these proposals will have on us, if the proposals are enacted, we expect that the benefits we seek to realize from our pending bank acquisition will be reduced.

Consumer Protection Laws

We are subject to state and federal consumer protection laws, including laws prohibiting unfair and deceptive practices, regulating electronic fund transfers and protecting consumer nonpublic information. We believe that we have appropriate procedures in place for compliance with these consumer protection laws, but many issues regarding our service have not yet been addressed by the federal and state agencies charged with interpreting the applicable laws.

Although not expressly required to do so under the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board, we disclose, consistent with banking industry practice, the terms of our electronic fund transfer services to consumers prior to their use of the service, provide 21 days’ advance notice of material changes, establish specific error resolution procedures and timetables, and limit customer liability for transactions that are not authorized by the consumer.

Card Associations

In order to provide our products and services, we, as well as the banks that issue our cards, must register with Visa and MasterCard and, as a result, are subject to card association rules that could subject us to a variety of fines or penalties that may be levied by the card association or network for certain acts or omissions. The banks that issue our cards are specifically registered as “members” of the Visa and/or MasterCard card associations. Visa and MasterCard set the standards with which we and the card issuing banks must comply.

Employees

As of December 31, 2010, we had 352 employees, including 307 in general and administrative, 37 in sales and marketing and 8 in research and product development. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. As of December 31, 2010, we also had arrangements with third-party call center providers in Guatemala and the Philippines that provided us with approximately 1,076 contractors for customer service and similar functions.

ITEM 1A.	Risk Factors

Risks Related to Our Business

Our growth rates may decline in the future.

In recent quarters, our operating income and net income have fluctuated and the rate of growth of our operating revenues generally has declined on a sequential basis, and in the second and third quarter of 2010, sequential growth was negative. Accordingly, there can be no assurance that we will be able to continue our historical growth rates in future periods, and we would expect seasonal or other influences and fluctuations in stock-based retailer incentive compensation caused by variations in our stock price to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. In particular, our results for the three months ended March 31, 2010 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards, and our results for the subsequent three quarters were adversely affected by stock-based retailer incentive compensation that reduced our total operating revenues. We expect to experience similar patterns in our results of operations in 2011, with total operating revenues being higher during the first half of 2011, as compared to the second half of the year, as a result of large numbers of taxpayers electing to receive their refunds via direct deposit on our cards.

In the near term, our continued growth depends in significant part on our ability, among other things, to attract new long-term users of our products, to expand our reload network and to increase our operating revenues per customer. Since the value we provide to our network participants relates in large part to the number of long-term users of, businesses that accept reloads or payments through, and applications enabled by, the Green Dot Network, our operating revenues could suffer if we were unable to increase such users of our GPR cards and to expand and adapt our reload network to meet consumers’ evolving needs. In addition, the negative impact on our operating revenues caused by any failure to increase the number of long-term users of our products could be exacerbated by the loss of other users of our products as we focus our marketing efforts on attracting new long-term users. We may fail to expand our reload network for a number of reasons, including our inability to produce products and services that appeal to consumers and lead to increased new card sales, our loss of one or more key retail distributors or our loss of key, or failure to add, network acceptance members.

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

As the prepaid financial services industry continues to develop, our competitors may be able to offer products and services that are, or that are perceived to be, substantially similar to or better than ours. This may force us to compete on the basis of price and to expend significant advertising, marketing and other resources in order to remain competitive. Even if we are successful at increasing our operating revenues through our various initiatives and strategies, we will experience an inevitable decline in growth rates as our operating revenues increase to higher levels and we may also experience a decline in margins. If our operating revenue growth rates slow materially or decline, our business, operating results and financial condition would be adversely affected.

Operating revenues derived from sales at Walmart and from our three other largest retail distributors, as a group, represented 63% and 20%, respectively, of our total operating revenues and 64% and 18%, respectively, of our total operating revenues, excluding stock-based retailer incentive compensation, during the year ended December 31, 2010, and the loss of operating revenues from any of these retail distributors would adversely affect our business.

Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 63% and 20%, respectively, in the year ended December 31, 2010. We do not expect calendar 2011 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the year ended December 31, 2010, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.

Our contracts with these retail distributors have terms that expire at various dates between 2011 and 2015, but they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of GE Money Bank or us, or our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. See “Business — Our Business Model — Our Distribution — Our Relationship with Walmart” for more information regarding the termination rights under our contract with Walmart. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.

Our future success depends upon our retail distributors’ active and effective promotion of our products and services, but their interests and operational decisions might not always align with our interests.

Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Revenues from our retail distributors depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of consumer products for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores, and they could give higher priority to the products and services of other companies. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our cards and MoneyPak reload product. Our operating revenues may also be negatively affected by our retail distributors’ operational decisions. For example, if a retail distributor fails to train its cashiers to sell our products and services or implements changes in its systems that disrupt the integration between its systems and ours, we could experience a decline in our product sales. Even if our retail distributors actively and effectively promote our products and services, there can be no assurance that their efforts will result in growth of our operating revenues.

Our operating results may fluctuate in the future, which could cause our stock price to decline.

Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	reductions in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors and network acceptance members;

•	the timing of commencement of new initiatives that cause us to expand into new distribution channels, such as payroll, and the length of time we must invest in those channels before they generate material operating revenues;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party service provider costs;

•	volatility in the trading price of our Class A common stock, which may lead to higher stock-based compensation expenses or fluctuations in the valuations of vesting equity that cause variations in our stock-based retailer incentive compensation; and

•	changes in the political or regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.

The industry in which we compete is highly competitive, which could adversely affect our operating revenue growth.

The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. Our current and potential competitors include:

•	prepaid card program managers, such as First Data Corporation (or First Data), NetSpend Holdings, Inc. (or Netspend), AccountNow, Inc. (or AccountNow), PreCash Inc. (or PreCash) and UniRush, LLC (or Rush Card);

•	reload network providers, such as Visa, Inc. (or Visa), MasterCard International Incorporated (or MasterCard), The Western Union Company (or Western Union) and MoneyGram International, Inc. (or MoneyGram); and

•	prepaid card distributors, such as InComm and Blackhawk Network, Inc. (or Blackhawk).

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

We operate in a highly regulated environment, and failure by us, the banks that issue our cards or the businesses that participate in our reload network to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations, which are described under “Business — Regulation” above. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities.

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

Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2010, interchange revenues represented 29.8% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. There is a substantial likelihood that interchange rates for certain products and certain issuing banks will decline significantly in the future as a result of the implementation of the Dodd-Frank Act, which requires the Federal Reserve Board to implement regulations that will likely substantially limit interchange fees for many issuers. While the interchange rates that may be earned by us and the bank we propose to acquire will be unaffected by this new law, there can be no assurance that future legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by Visa or MasterCard or future legislation or regulation, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

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

Changes in laws and regulations governing the way our products and services are sold could adversely affect our ability to distribute our products and services and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors, which, in turn, could materially and adversely impact our operations. For example, in June 2010, the FinCEN published for comment proposed new rules regarding, among other things, the applicability of the Bank Secrecy Act’s anti-money laundering provisions to prepaid products such as ours. If adopted as proposed, these new rules would establish a more comprehensive regulatory framework for access to prepaid financial services. As currently drafted, the proposed rules would significantly change the way customer data, including identification information, is collected for certain prepaid products (including our cards) by shifting the point of collection from us to our retail distributors. We believe that, if the rules are adopted as currently proposed, we and our retail distributors would need to modify operational elements of our product offering to comply with the proposed rules. If we or any of our retail distributors were unwilling or unable to make any required operational changes to comply with the proposed rules as adopted, we would no longer be able to sell our cards through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations. However, as the proposed rules are subject to further comment and revision, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business or that of our retail distributors.

State and federal legislators and regulatory authorities have become increasingly focused on the banking and consumer financial services industries, and continue to propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions (including card issuing banks) and other financial services companies (including us). For example, changes in the way we or the banks that issue our cards are regulated, such as the changes under the Dodd-Frank Act, related to the consolidation of the primary federal regulator for savings banks with the primary federal regulator for national banks and the establishment of a federal Bureau of Consumer Financial Protection with oversight over us and our products and services, could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Additionally, changes to the limitations placed on fees, the interchange rates that can be charged or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance in our quarterly results conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to those projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables are changed but we can provide no assurances that actual results will not fall outside of the suggested ranges.

The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any of these persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision with respect to our Class A common stock.

Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth in this Item 1.A. section could result in our actual operating results being different from our guidance, and such differences may be adverse and material.

Our proposed bank acquisition will, if completed, subject our business to significant new, and potentially changing, regulatory requirements, which may adversely affect our business, financial position and results of operations.

If we complete our proposed bank acquisition, we will become a “bank holding company” under the BHC Act. As a bank holding company, we would be required to file periodic reports with, and would be subject to comprehensive supervision and examination by, the Federal Reserve Board. Among other things, we and our proposed subsidiary bank would be subject to risk-based and leverage capital requirements, which could adversely affect our results of operations and restrict our ability to grow. These capital requirements, as well as other federal laws applicable to banks and bank holding companies, could also limit our ability to pay dividends. We also would likely incur additional costs associated with legal and regulatory compliance as a bank holding company, which could adversely affect our results of operations. In addition, as a bank holding company, we would generally be prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies. This restriction might limit our ability to pursue future business opportunities we might otherwise consider but which might fall outside the activities permissible for a bank holding company.

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

Substantially all of our cards are issued by GE Money Bank or Columbus Bank and Trust Company, a division of Synovus Bank. Our relationships with these banks are currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards, and, even if we consummate our pending bank acquisition, will be unable to do so for the foreseeable future at the volume necessary to conduct our business, if at all. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following their expiration in 2015 and 2012, respectively, renew our agreements with the banks that currently issue substantially all of our cards under terms at least as favorable to us as those existing before renewal.

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

As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry. For example, negative publicity surrounding other prepaid financial service providers could impact our business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services among consumers. If consumers do not continue or increase their usage of prepaid cards, our operating revenues may remain at current levels or decline. Predictions by industry analysts and others concerning the growth of prepaid financial services as an electronic payment mechanism may overstate the growth of an industry, segment or category, and you should not rely upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

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

Maintenance fee assessment overdrafts accounted for approximately 95% of aggregate overdrawn account balances in the year ended December 31, 2010. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.

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

The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of December 31, 2010, we had assets subject to settlement risk of $20.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.

Economic downturns could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.

Future acquisitions or investments could disrupt our business and harm our financial condition.

We are in the process of acquiring a bank holding company and its subsidiary commercial bank, although we cannot guarantee when, if ever, this acquisition will be completed. In addition, we may pursue other acquisitions or investments that we believe will help us to achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	increased regulatory and compliance requirements, including, if we complete our pending bank acquisition, capital requirements applicable to us and our acquired subsidiary bank;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention and motivation of employees from the acquired company;

•	integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, active litigation, intellectual property or commercial disputes, and tax and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.

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

As a newly public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, and which have raised and may continue to raise our costs and which have diverted and may continue to divert resources and management attention from operating our business.

We have historically operated as a private company. On July 27, 2010, we completed an initial public offering. As a result, we are required to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act and SEC regulations. Thus, we must be certain that we have the ability to prepare on a timely basis financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, including the listing standards of the New York Stock Exchange, or the NYSE, and the provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the regulations promulgated thereunder, which impose significant new compliance obligations upon us. As a public company, we are required, among other things, to:

•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and the NYSE rules;

•	institute more comprehensive compliance, investor relations and internal audit functions;

•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and the Public Company Accounting Oversight Board; and

•	involve and retain outside legal counsel and accountants in connection with the activities listed above.

The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2011. We have documented our internal control over financial reporting and are in the process of documenting our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes- Oxley Act. If we were unable to implement the controls and procedures required by Section 404 in a timely manner or otherwise to comply with Section 404, management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

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

Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and systems management personnel. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and systems management personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.

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

If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

•	issuing additional shares of our Class A common stock or other equity securities;

•	issuing debt securities; and

•	borrowing funds under a credit facility.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Based upon beneficial ownership as of December 31, 2010, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 52.7% of our outstanding Class A and Class B common stock, representing approximately 69.2% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Our Class A common stock began trading on the NYSE on July 22, 2010; however, to date there have been a limited number of shares trading in the public market. As of December 31, 2010, we had 14,761,743 outstanding shares of Class A common stock and 27,090,638 outstanding shares of Class B common stock. Approximately 29.6 million of these shares are immediately tradable without restriction, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 promulgated under the Securities Act and, in the case of shares held by Walmart, the lapse of our right of repurchase with respect to any unvested shares. Approximately 12.3 million shares will be eligible for sale in the public market upon the expiration of lock-up agreements for our follow-on offering that was completed on December 13, 2010, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 promulgated under the Securities Act.

The lock-up agreements for our following-on offering on December 13, 2010 expire on March 7, 2011, except the lock-up period may be extended for up to 34 additional days under specified circumstances where we announce or pre-announce earnings or a material event occurs within 17 days prior to, or 16 days after, the termination of the lock-up period. The representatives of the underwriters for that offering may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Pursuant to the terms of our ninth amended and restated registration rights agreement, the holders of approximately 25.3 million shares of our Class A and Class B common stock and warrants to purchase our Class B common stock have rights with respect to the registration of these shares under the Securities Act. If we register the resale of their shares following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rules 144 and 701.

In addition, there are approximately 6.5 million shares of our Class A and Class B common stock that have been registered and are subject to options outstanding or reserved for future issuance under our stock incentive plans. Of these shares, approximately 2.7 million shares are eligible for sale upon the exercise of vested options. In addition, the shares subject to an unvested warrant to purchase up to approximately 4.3 million shares of our Class B common stock would be eligible for sale after the vesting and subsequent exercise of that warrant.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions. These provisions, among other things:

•	provide our Class B common stock with disproportionate voting rights;

•	provide for non-cumulative voting in the election of directors;

•	provide for a classified board of directors;

•	authorize our board of directors, without stockholder approval, to issue preferred stock with terms determined by our board of directors and to issue additional shares of our Class A and Class B common stock;

•	limit the voting power of a holder, or group of affiliated holders, of more than 24.9% of our common stock to 14.9%, if we become a bank holding company;

•	provide that only our board of directors may set the number of directors constituting our board of directors or fill vacant directorships;

•	prohibit stockholder action by written consent and limit who may call a special meeting of stockholders; and

•	require advance notification of stockholder nominations for election to our board of directors and of stockholder proposals.

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

We expect that the trading price for our Class A common stock will be affected by any research or reports that securities analysts publish about us or our business. If one or more of the analysts who currently cover us or our business downgrade their evaluations of our Class A common stock, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our Class A common stock, which in turn could cause our stock price to decline.

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

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We lease approximately 80,000 square feet in Monrovia, California for our corporate headquarters, pursuant to a noncancelable lease agreement for approximately 53,000 square feet that expires, as to approximately 4,000 square feet, in December 2011 and, as to the remainder, in September 2012 and sub-lease agreements for a total of approximately 27,000 square feet that expire in December 2011. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material legal proceedings, and to our knowledge none is threatened.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been listed on the NYSE under the symbol “GDOT” since July 22, 2010. Prior to that date, there was no public trading market for our Class A common stock. Our initial public offering was priced at $36.00 per share on July 21, 2010. The following table sets forth for the periods indicated the high and low sales prices per share of our Class A common stock as reported on the NYSE. Our Class B common stock is not publicly traded.

	Low	High

Year ended December 31, 2010
Fourth Quarter	$44.50	$65.10
Third Quarter (beginning July 22, 2010)	$41.13	$54.24

Holders of Record

As of January 31, 2011, we had 66 holders of record of our Class A common stock and 146 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our Class A common stock for the foreseeable future. Should we complete our proposed acquisition of a bank holding company and its subsidiary commercial bank, as a bank holding company, the Federal Reserve Board’s risk-based and leverage capital requirements, as well as other federal laws applicable to banks and bank holding companies, could limit our ability to pay dividends. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our Class A common stock, if permissible, will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

On February 4, 2010, we granted options to purchase 130,500 shares of our Class B common stock under our 2001 Stock Plan with a per share exercise price of $25.00. Also in February 2010, we issued 1,600 fully-vested shares of our Class B common stock to Timothy R. Greenleaf under our 2001 Stock Plan as compensation for his services as chair of the audit committee of our board of directors. This award had a grant date fair value of $40,000. From January 1, 2010 to March 31, 2010, certain of our employees and executive officers exercised options to purchase 80,033 shares of our Class B common stock pursuant to options issued under our 2001 Stock Plan for an aggregate purchase price of $291,854. These issuances were exempt from registration under the Securities Act of 1933, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) of the Securities Act

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Green Dot Corporation under the Securities Act or the Exchange Act.

The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on July 22, 2010 (the date our Class A common stock began trading on the NYSE), and ending on the close of trading on the NYSE on December 31, 2010. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends. Our Class B common stock is not publicly traded or listed on any exchange or dealer quotation system.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

COMPARISON OF 6-MONTH CUMULATIVE TOTAL RETURN*
Among Green Dot Corporation, the Russell 2000 Index
and the S&P Financials Index

*	$100 invested on 7/22/10 in stock or 6/30/10 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Total Return to Shareholders

(Includes reinvestment of dividends)

	Base	Indexed Returns
	Period	Months Ending
Company / Index	07/22/10	07/31/10	08/31/10	09/30/10	10/31/10	11/30/10	12/31/10

Green Dot Corporation	$100.00	$98.89	$102.89	$110.21	$115.48	$131.58	$128.98
Russell 2000 Index	$100.00	$106.87	$98.96	$111.29	$115.84	$119.86	$129.38
S&P 500 Financials Index	$100.00	$106.67	$98.35	$104.33	$105.83	$105.12	$116.40

ITEM 6.	Selected Financial Data

The following tables present selected historical financial data for our business. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information, each included in Item 8 of this report. The selected consolidated financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the consolidated financial statements and related notes.

We derived the statement of operations data for the year ended December 31, 2010, the five months ended December 31, 2009, and the years ended July 31, 2008 and 2009, and the balance sheet data as of December 31, 2010 and 2009 and July 31, 2009 and 2008 from our audited consolidated financial statements included in Item 8 of this report. We derived the statement of operations data for the year ended July 31, 2007 and balance sheet data as of July 31, 2007 from our audited consolidated financial statements not included in this report. We derived the statement of operations data for the year ended

July 31, 2006 and the balance sheet data as of July 31, 2006 from our unaudited consolidated financial statements not included in this report. In the opinion of our management, our unaudited financial data reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our results for those periods. Our historical results are not necessarily indicative of our results to be expected in any future period.

		Five Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended July 31,
	2010	2009(1)	2009	2008	2007	2006
						(Unaudited)
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Operating revenues:
Card revenues	$167,375	$50,895	$119,356	$91,233	$45,717	$36,359
Cash transfer revenues	101,502	30,509	62,396	45,310	25,419	20,616
Interchange revenues	108,380	31,353	53,064	31,583	12,488	9,975
Stock-based retailer incentive compensation(2)	(13,369)	—	—	—	—	—

Total operating revenues	363,888	112,757	234,816	168,126	83,624	66,951
Operating expenses:
Sales and marketing expenses	122,890	31,333	75,786	69,577	38,838	28,660
Compensation and benefits expenses(3)	70,102	26,610	40,096	28,303	20,610	18,499
Processing expenses	56,978	17,480	32,320	21,944	9,809	8,547
Other general and administrative expenses	44,599	14,020	22,944	19,124	13,212	10,077

Total operating expenses	294,569	89,443	171,146	138,948	82,469	65,783

Operating income	69,319	23,314	63,670	29,178	1,155	1,168
Interest income	365	115	396	665	771	301
Interest expense	(52)	(2)	(1)	(247)	(625)	(823)

Income before income taxes	69,632	23,427	64,065	29,596	1,301	645
Income tax expense (benefit)	27,400	9,764	26,902	12,261	(3,346)	111

Net income	42,232	13,663	37,163	17,335	4,647	535
Dividends, accretion and allocated earnings of preferred stock	(14,659)	(9,170)	(29,000)	(13,650)	(5,157)	(367)

Net income (loss) allocated to common stockholders	$27,573	$4,493	$8,163	$3,685	$(510)	$168

Basic earnings (loss) per common share:
Class A common stock	$1.06	$—	$—	$—	$—	$—
Class B common stock	$1.06	$0.37	$0.68	$0.34	$(0.05)	$0.02
Basic weighted-average common shares issued and outstanding:
Class A common stock	2,980	—	—	—	—	—
Class B common stock	21,589	12,222	12,036	10,757	11,100	10,873

		Five Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended July 31,
	2010	2009(1)	2009		2008		2007		2006
									(Unaudited)
	(In thousands, except per share data)

Diluted earnings (loss) per common share:
Class A common stock	$0.98	$ $—	$	$—	$	$—	$	$—	$ $—
Class B common stock	$0.98	$0.29		$0.52		$0.26		$(0.05)	$0.01
Diluted weighted-average common shares issued and outstanding:
Class A common stock	27,782	—		—		—		—	—
Class B common stock	24,796	15,425		15,712		14,154		11,100	13,194

	As of December 31,		As of July 31,
	2010	2009	2009	2008	2007	2006
						(Unaudited)
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(4)	172,638	71,684	41,931	41,613	14,991	16,670
Settlement assets(5)	19,968	42,569	35,570	17,445	15,412	12,868
Total assets	285,758	183,108	123,269	97,246	56,441	42,626
Settlement obligations(5)	19,968	42,569	35,570	17,445	12,916	8,933
Long-term debt	—	—	—	—	2,446	5,030
Total liabilities	120,627	111,744	81,031	65,962	45,237	37,004
Redeemable convertible preferred stock	—	—	—	26,816	22,336	—
Total stockholders’ equity (deficit)	165,131	71,364	42,238	4,468	(11,130)	5,623

(1)	In September 2009, we changed our fiscal year-end from July 31 to December 31.

(2)	Represents the recorded fair value of the shares for which our right to repurchase lapsed during the specified period pursuant to the terms of the agreement under which we issued 2,208,552 shares of our Class A common stock to Walmart. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — May 2010 Changes to Our Relationship with Walmart” for more information. Prior to the three months ended June 30, 2010, we did not incur any stock-based retailer incentive compensation.

(3)	Includes stock-based compensation expense of $7.3 million for the year ended December 31, 2010, $6.8 million for the five months ended December 31, 2009 and $2.5 million, $1.2 million, $156,000, and $0 for fiscal 2009, 2008, 2007, and 2006, respectively.

(4)	Includes $5.1 million, $15.4 million, $15.4 million, $2.3 million, $2.3 million and $2.0 million of restricted cash as of December 31, 2010 and 2009 and July 31, 2009, 2008, 2007 and 2006, respectively.

(5)	Our retail distributors collect customer funds for purchases of new cards and reloads and then remit these funds directly to bank accounts established for the benefit of these customers by the banks that issue our cards. Our retail distributors’ remittance of these funds takes an average of three business days. Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been remitted to the card issuing banks. Settlement obligations represent the amounts that are due from us to the card issuing banks for funds collected but not yet remitted by our retail distributors and not funded by our line of credit. We have no control over or access to customer funds remitted by our retail distributors to the card issuing banks. Customer funds therefore are not our assets, and we do not recognize them in our consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our audited consolidated financial statements and related notes to consolidated financial statements included elsewhere in this report.

In September 2009, we changed our fiscal year-end from July 31 to December 31. Throughout this report, references to “fiscal 2009” and “fiscal 2008” are to the fiscal years ended July 31, 2009 and 2008, respectively.

Overview

Green Dot is a leading prepaid financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable prepaid debit cards in the United States and that our Green Dot Network is the leading reload network for prepaid cards in the United States. We sell our cards and offer our reload services nationwide at approximately 55,000 retail store locations, which provide consumers convenient access to our products and services.

We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.

Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 6.26 million and 4.27 million GPR cards in the twelve months ended December 31, 2010 and 2009, respectively, 2.12 million and 976,000 GPR cards in the five months ended December 31, 2009 and 2008, respectively, and 3.14 million and 2.19 million GPR cards in fiscal 2009 and 2008, respectively.

Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 26.49 million and 17.28 million MoneyPak and POS swipe reload transactions for the twelve months ended December 31, 2010 and 2009, respectively, 8.19 and 5.00 million MoneyPak and POS swipe reload transactions for the five months ended December 2009 and 2008, respectively, and 14.09 million and 9.15 million MoneyPak and POS swipe reload transactions for fiscal 2009 and 2008, respectively.

Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 3.40 million,

2.69 million and 1.40 million active cards outstanding as of December 31, 2010, 2009 and 2008, respectively, and 2.06 million and 1.27 million active cards outstanding as of July 31, 2009 and 2008, respectively.

Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $10.4 billion and $5.8 billion for the twelve months ended December 31, 2010 and 2009, respectively, $2.7 billion and $1.6 billion for the five months ended December 31, 2009 and 2008, respectively, and $4.7 billion and $2.8 billion for fiscal 2009 and 2008, respectively.

During the fourth quarter of 2010, it became apparent that some of our retail distributors were experiencing challenges implementing changes to their in-store displays in accordance with requirements of the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the Card Act, that became effective in August 2010. We believe these challenges adversely impacted the number of GPR cards activated and number of active cards during the fourth quarter of 2010. We expect to mitigate the adverse impacts associated with the Card Act in the short term.

Net income for the year ended December 31, 2010 was $42.2 million as compared to $40.6 million for the corresponding period in 2009. Results for the year ended December 31, 2010 were favorably impacted by increases in card revenues, cash transfer revenues and interchange revenues primarily due to period-over-period growth in all of our key metrics described above. In particular, our results for the year ended December 31, 2010 were favorably affected by an increasing number of direct deposit customers and a large numbers of taxpayers electing to receive their refunds via direct deposit on our cards and our advertising efforts during the period.

Our results of operations for the year ended December 31, 2010 were adversely impacted by stock-based retailer incentive compensation recognized and by increases in our total operating expenses due to increased sales commission percentages that we pay to Walmart, as described under “May 2010 Changes to Our Relationship With Walmart” below, increased sales commission paid to our retail distributors due to a higher number of GPR cards activated and cash transfers sold, growth in our headcount, professional services related to our initial public offering and our proposed bank acquisition, and overall growth in our infrastructure.

May 2010 Changes to Our Relationship with Walmart

In May 2010, we entered into an amended prepaid card program agreement with Walmart and GE Money Bank and issued 2,208,552 shares of our Class A common stock to Walmart in connection therewith. The agreement with Walmart and GE Money Bank extended the term of our commercial relationship with those parties to May 2015 and significantly increased the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program to an estimated 22%, or a level approximately equal to what they had been during the three months ended December 31, 2008. Prior to this increase, the sales commission percentage that we paid to Walmart for virtually all of 2009 and the first quarter of 2010 was lower than 8%. Additionally, the amended agreement provides volume-based incentives that allow Walmart to earn higher sales commission percentages as sales volumes of our products in its stores grow. The Walmart MoneyCard program currently accounts for approximately 90% of the total operating revenues that we derive from products sold at Walmart.

These shares of our Class A common stock that we issued to Walmart are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement, requiring us to record the fair value of shares as to which our repurchase right has lapsed as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. See “— Key components of our results of operations — Operating revenues — Stock-based retailer incentive compensation” below.

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

Key components of our results of operations

Operating Revenues

We classify our operating revenues into the following four categories:

Card Revenues — Card revenues consist of new card fees, monthly maintenance fees, ATM fees and other revenues. We charge new card fees when a consumer purchases a GPR or gift card in a retail store. We charge maintenance fees on GPR cards to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services that generate other revenues include providing a second card for an account, expediting delivery of the personalized GPR card that replaces the temporary card obtained at the retail store and upgrading a cardholder account to one of our premium programs — the VIP program or Premier Card program — which provide benefits for our more active cardholders. Historically, our card revenues have also included customer service fees that we charged in accordance with the terms and conditions in our cardholder agreements.

Our aggregate new card fee revenues vary based upon the number of GPR cards activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new card fees among Green Dot-branded and co-branded products and between GPR cards and general purpose gift cards. Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of Green Dot-branded and co-branded cards in our portfolio and upon the extent to which fees are waived based on significant usage. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of Green Dot-branded and co-branded active cards in our portfolio and the extent to which cardholders enroll in our VIP program, which has no ATM fees, or conduct ATM transactions on our fee-free ATM network.

Cash Transfer Revenues — We earn cash transfer revenues when consumers purchase and use a MoneyPak or fund their cards through a POS swipe reload transaction in a retail store. Our aggregate cash transfer revenues vary based upon the total number of MoneyPak and POS swipe reload transactions and the average price per MoneyPak or POS swipe reload transaction. The average price per MoneyPak or POS swipe reload transaction depends upon the relative numbers of cash transfer sales at our different retail distributors and on the mix of MoneyPak and POS swipe reload transactions at certain retailers that have different fees for the two types of reload transactions.

Interchange Revenues — We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by Visa and MasterCard, when cardholders make purchase transactions using our cards. Our aggregate interchange revenues vary based primarily on the number of active cards in our portfolio, the average transactional volume of the active cards in our portfolio and on the mix of cardholder purchases between those using signature identification technologies and those using personal identification numbers.

Stock-based retailer incentive compensation — We recognize each month the fair value of the 36,810 shares issued to Walmart for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock (and we would be required to recognize the fair value of all shares still subject to repurchase if there were an early expiration of our right to repurchase). We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. In addition, it is possible that, in the future, a warrant to purchase Class B common stock will vest and become exercisable upon the achievement of certain performance goals by PayPal. If this warrant vests, we will need to determine its fair value on the vesting date using an option pricing model, such as Black-Scholes, and will record that value as additional contra-revenue.

Operating Expenses

We classify our operating expenses into the following four categories:

Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the sales commissions we pay to our retail distributors and brokers for sales of our GPR and gift cards and reload services in their stores, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized GPR cards to consumers who have activated their cards. We generally establish sales commission percentages in long-term distribution agreements with our retail distributors, and aggregate sales commissions are determined by the number of prepaid cards and cash transfers sold at their respective retail stores. We incur advertising and marketing expenses for television and online advertisements of our products and through retailer-based print promotions and in-store displays. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of GPR cards activated.

Compensation and Benefits Expenses — Compensation and benefits expenses represent the compensation and benefits that we provide to our employees and the payments we make to third-party contractors. While we have an in-house customer service function, we employ third-party contractors to conduct all call center operations, handle routine customer service inquiries and provide temporary support in the area of IT operations and elsewhere. Compensation and benefits expenses associated with our customer service and loss management functions generally vary in line with the size of our active card portfolio, while the expenses associated with other functions do not.

Processing Expenses — Processing expenses consist primarily of the fees charged to us by the banks that issue our prepaid cards, the third-party card processor that maintains the records of our customers’ accounts and processes transaction authorizations and postings for us, and Visa and MasterCard, which process transactions for us through their respective payment networks. These costs generally vary based on the total number of active cards in our portfolio and gross dollar volume.

Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio as do losses from unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, and rent and utilities vary based upon our investment in infrastructure, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.

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

On occasion, we enter into incentive agreements with our retail distributors and offer incentives to customers designed to increase product acceptance and sales volume. We record these incentives, including the issuance of equity instruments, as a reduction of revenues and recognize them over the period the related revenues are recognized or as services are rendered, as applicable.

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

We generally recover overdrawn account balances from those GPR cardholders that perform a reload transaction. In addition, we recover some purchase transaction overdrafts through enforcement of payment network rules, which allow us to recover the amounts from the merchant where the purchase transaction was conducted. However, we are exposed to losses from unrecovered GPR cardholder account overdrafts. The probability of recovering these amounts is primarily related to the number of days that have elapsed since an account had activity, such as a purchase, ATM transaction or fee assessment. Generally, we recover 50-60% of overdrawn account balances in accounts that have had activity in the last 30 days, 10-15% in accounts that have had activity in the last 30 to 60 days, and less than 10% when more than 60 days have elapsed.

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

Overdrafts due to maintenance fee assessments comprised approximately 95% of our total overdrawn account balances due from cardholders for the year ended December 31, 2010. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to two maintenance fees, currently $6.00 for the Walmart MoneyCard and $11.90 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related reserve for uncollectible overdrawn accounts, as a component of card revenues in our consolidated statements of operations.

We include our reserve for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations.

Our recovery rates may change in the future in response to factors such as the pricing of reloads and new cards and the availability of substitute products.

Employee Stock-Based Compensation

Effective August 1, 2006, we adopted a new accounting standard using the prospective transition method, which required compensation expense to be recognized on a prospective basis. Compensation expense recognized relates to stock options granted, modified, repurchased, or cancelled on or after August 1, 2006 and stock purchases under our employee stock purchase plan, or ESPP. We record compensation expense using the fair value method of accounting. For stock options and stock purchases under the ESPP, we base compensation expense on fair values estimated at the grant date using the

Black-Scholes option-pricing model. For stock awards, we base compensation expense on the estimated fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.

We continue to account for stock options granted to employees prior to August 1, 2006, using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees was determined as the difference, if any, between the fair value of the underlying Class A or Class B common stock on the grant date, and the price an employee must pay to exercise the award.

We measure the fair value of equity instruments issued to non-employees as of the earlier of the date a performance commitment has been reached by the counterparty or the date performance is completed by the counterparty. We determine the fair value using the Black-Scholes option-pricing model or the fair value of our Class A or Class B common stock, as applicable, and recognize related expense in the same periods that the goods or services are received.

Comparison of Twelve Months Ended December 31, 2010 and 2009

Operating Revenues

The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues as well as contra-revenue items:

	Twelve Months Ended December 31,
	2010		2009
		% of Total		% of Total
	Amount	Operating Revenues	Amount	Operating Revenues
	(In thousands, except percentages)

Operating revenues:
Card revenues	$167,375	46.0%	$123,790	47.9%
Cash transfer revenues	101,502	27.9	68,515	26.5
Interchange revenues	108,380	29.8	66,205	25.6
Stock-based retailer incentive compensation	(13,369)	(3.7)	—	0.0

Total operating revenues	$363,888	100.0%	$258,510	100.0%

Card Revenues — Card revenues totaled $167.4 million for the year ended December 31, 2010, an increase of $43.6 million, or 35%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 47% in the number of GPR cards activated and 26% in the number of active cards in our portfolio. This growth was driven by a variety of factors including growth in the number of our cards sold through our established distribution channels and expansion through our online distribution channel and the launch of new retailers like 7-Eleven. Additionally, the fee reductions and new product features that we launched in July 2009 helped us attract significant numbers of new users of our Green Dot branded products. These fee reductions also contributed to the decline in card revenues as a percentage of total operating revenues.

Cash Transfer Revenues — Cash transfer revenues totaled $101.5 million for the year ended December 31, 2010, an increase of $33.0 million, or 48%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 53% in the number of cash transfers sold, partially offset by a shift in our mix of retail distributors toward Walmart. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.

Interchange Revenues — Interchange revenues totaled $108.4 million for the year ended December 31, 2010, an increase of $42.2 million, or 64%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 26% in the number of active cards in our portfolio and 80% in gross dollar volume, driven by the factors discussed above under “Card Revenues,” and an increase in the average transactional volume of the active cards in our portfolio. We expect to experience seasonality in our interchange revenues during 2011, as we believe that gross dollar volume loaded to our cards will be significantly higher during the first six months of 2011, as compared to the second half of the year, due to taxpayers electing to receive their tax refunds via direct deposit on our cards.

Stock-based retailer incentive compensation — Our right to repurchase lapsed as to 294,480 shares issued to Walmart during the year ended December 31, 2010. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $13.4 million of stock-based retailer incentive compensation. Since we did not begin to recognize stock-based retailer incentive compensation until May 2010, we expect that this contra-revenue item will increase as a percentage of our total operating revenues in 2011 from the percentage for the year ended December 31, 2010.

Operating Expenses

The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Twelve Months Ended December 31,
	2010		2009
		% of Total		% of Total
	Amount	Operating Revenues	Amount	Operating Revenues
	(In thousands, except percentages)

Operating expenses:
Sales and marketing expenses	$122,890	33.8%	$72,119	27.9%
Compensation and benefits expenses	70,102	19.3	51,297	19.8
Processing expenses	56,978	15.7	38,035	14.7
Other general and administrative expenses	44,599	12.2	27,500	10.7

Total operating expenses	$294,569	81.0%	$188,951	73.1%

Sales and Marketing Expenses — Sales and marketing expenses totaled $122.9 million for the year ended December 31, 2010, an increase of $50.8 million, or 70%, from the comparable period in 2009. The increase was primarily the result of a $37.8 million increase in sales commissions and manufacturing and distribution costs due to increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement and the increased numbers of GPR cards and cash transfer products sold compared with the corresponding period in 2009. The increase in sales and marketing expenses was also due to a $13.0 million increase in advertising and marketing expenses, as we significantly increased our television and online advertising and deployed more in-store displays than in the 2009 comparison period. We expect our sales and marketing expenses as a percentage of our total operating revenues, excluding stock-based retailer incentive compensation, to increase significantly in future periods from the percentage in the year ended December 31, 2010 because of the increased contractual sales commission percentages that we are obligated to pay to Walmart as a result of the May 2010 amendment to our agreement with Walmart.

Compensation and Benefits Expenses — Compensation and benefits expenses totaled $70.1 million for the year ended December 31, 2010, an increase of $18.8 million, or 37%, from the comparable period in 2009. This increase was primarily the result of a $10.0 million increase in employee compensation and benefits, which included a $1.0 million decrease in employee stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations and assumed the reporting requirements and compliance obligations of a public company. The increase in compensation and benefits expenses was also due to an $8.8 million increase in third-party call center contractor expenses as the number of active cards in our portfolio and associated call volumes increased during the year ended December 31, 2010.

Processing Expenses — Processing expenses totaled $57.0 million for the year ended December 31, 2010, an increase of $19.0 million, or 50%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 26% in the number of active cards in our portfolio and 80% in gross dollar volume.

Other General and Administrative Expenses — Other general and administrative expenses totaled $44.6 million for the year ended December 31, 2010, an increase of $17.1 million, or 62%, from the comparable period in 2009. The increase was partly the result of an increase of $6.4 million relating to professional services expenses, $5.1 million of which resulted from expenses related to our initial public offering, and $1.3 million of which represented an increase in professional services fees primarily incurred in connection with our proposed bank acquisition and other corporate development initiatives. The increase in other general and administrative expenses was also the result of a $3.2 million increase in telephone and communications expenses resulting from increased use of our call center and our IVR, as the number of active cards in our portfolio increased. Additionally, depreciation and amortization of property and equipment increased by $2.6 million due to expansion of our infrastructure to support our growth and we experienced a $2.4 million increase in transaction losses, primarily associated with customer disputed transactions.

Income Tax Expense

	Twelve Months Ended December 31,
	2010	2009

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	3.8	6.0
Non-deductible offering costs	2.4	—
Change in state tax apportionment method	(4.6)	—
Other	2.7	0.9

Income tax expense	39.3%	41.9%

Our income tax expense decreased by $1.8 million to $27.4 million in the year ended December 31, 2010 from the comparable period in 2009, and our effective tax rate decreased 2.6% from 41.9% to 39.3% primarily as a result of a lower effective state tax rate in the year ended December 31, 2010. The lower effective state tax rate was the result of a change in the apportionment method we use to allocate income to California. Under the alternative apportionment method, approved by the California Franchise Tax Board, or FTB, in May 2010, we apportion less income to California, resulting in a lower effective state tax rate. Additionally, the effective tax rate for the year ended December 31, 2010 was impacted by several discrete items. The FTB approved a retroactive application of the alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this for tax benefit in the year ended December 31, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the year ended December 31, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 39.7%.

Comparison of Five Months Ended December 31, 2009 and 2008

Operating Revenues

The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues:

	Five Months Ended December 31,
	2009		2008
		% of Total		% of Total
	Amount	Operating Revenues	Amount	Operating Revenues
	(In thousands, except percentages)

Operating revenues:
Card revenues	$50,895	45.1%	$46,460	52.2%
Cash transfer revenues	30,509	27.1	24,391	27.4
Interchange revenues	31,353	27.8	18,212	20.4

Total operating revenues	$112,757	100.0%	$89,063	100.0%

Card Revenues — Our card revenues totaled $50.9 million in the five months ended December 31, 2009, an increase of $4.4 million, or 10%, from the comparable period in 2008. This increase was primarily due to period-over-period growth of 116% in the number of GPR cards activated and 92% in the number of active cards in our portfolio, largely offset by the February 2009 reduction in new card and monthly maintenance fees for the Walmart MoneyCard and the July 2009 reduction in the new card fee for Green Dot-branded cards. These fee reductions also contributed to the decline in card revenues as a percentage of total operating revenues.

Cash Transfer Revenues — Our cash transfer revenues totaled $30.5 million in the five months ended December 31, 2009, an increase of $6.1 million, or 25%, from the comparable period in 2008. This increase was primarily due to period-over-period growth of 64% in the number of cash transfers sold, partially offset by a shift in our retail distributor mix toward Walmart, which generally has lower fees than our other retail distributors and significantly reduced the POS swipe reload fee in February 2009.

Interchange Revenues — Our interchange revenues totaled $31.4 million in the five months ended December 31, 2009, an increase of $13.1 million, or 72%, from the comparable period in 2008. This increase was primarily due to period-over-period growth of 92% in the number of active cards in our portfolio and 69% in gross dollar volume.

Operating Expenses

The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Five Months Ended December 31,
	2009		2008
		% of Total		% of Total
	Amount	Operating Revenues	Amount	Operating Revenues
	(In thousands, except percentages)

Operating expenses:
Sales and marketing expenses	$31,333	27.8%	$35,001	39.3%
Compensation and benefits expenses	26,610	23.6	15,409	17.3
Processing expenses	17,480	15.5	11,765	13.2
Other general and administrative expenses	14,020	12.4	9,463	10.6

Total operating expenses	$89,443	79.3%	$71,638	80.4%

Sales and Marketing Expenses — Our sales and marketing expenses were $31.3 million in the five months ended December 31, 2009, a decrease of $3.7 million, or 10%, from the comparable period in 2008. This decrease was primarily the result of a $4.3 million decline in advertising and marketing expenses. During the 2009 comparison period, we did no television advertising and deployed fewer new in-store displays. The decrease in sales and marketing expenses was also the result of a $2.7 million, or 12%, decline in the sales commissions we paid to our retail distributors and brokers because of reductions in the commission percentages we paid to our retail distributors, most significantly Walmart. These declines were partially offset by a $3.3 million increase in our manufacturing and distribution costs due to increased numbers of GPR cards and MoneyPaks sold.

Compensation and Benefits Expenses — Our compensation and benefits expenses were $26.6 million in the five months ended December 31, 2009, an increase of $11.2 million, or 73%, from the comparable period in 2008. This increase was primarily the result of a $7.1 million increase in employee compensation and benefits, which included a $5.8 million increase in stock-based compensation. In December 2009, our board of directors awarded 257,984 shares of common stock to our Chief Executive Officer to compensate him for past services rendered to our company. The number of shares awarded was equal to the number of shares subject to fully vested options that unintentionally expired unexercised in June 2009. The aggregate grant date fair value of this award was approximately $5.2 million, based on an estimated fair value of our common stock of $20.01, as determined by our board of directors on the date of the award. We recorded the aggregate grant date fair value as stock-based compensation on the date of the award. The increase in compensation and benefits expenses was also the result of a $4.1 million increase in third-party contractor expenses as the number of active cards in our portfolio and associated call volumes grew from the five months ended December 31, 2008 to the five months ended December 31, 2009.

Processing Expenses — Our processing expenses were $17.5 million in the five months ended December 31, 2009, an increase of $5.7 million, or 49%, from the comparable period in 2008. This increase was primarily the result of period-over-period growth of 92% in the number of active cards in our portfolio, partially offset by lower fees charged to us under agreements with one of the banks that issue our cards and our third-party card processor that became effective in November 2008 and by more efficient use of our card processor through the purging of inactive accounts and more effective use of analysis and reporting tools.

Other General and Administrative Expenses — Our other general and administrative expenses were $14.0 million in the five months ended December 31, 2009, an increase of $4.6 million, or 48%, from the comparable period in 2008. This increase was primarily the result of a $2.6 million increase in professional service fees due to our potential bank acquisition and other corporate development initiatives and a

$1.2 million increase in telephone and communication expenses due to increased use of our call center and our IVR, as the number of active cards in our portfolio increased.

Income Tax Expense

	Five Months Ended December 31,
	2009	2008

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	6.7	5.9
Other	—	1.1

Income tax expense	41.7%	42.0%

Our income tax expense increased by $2.3 million to $9.8 million in the five months ended December 31, 2009 from the comparable period in 2008, and there was a slight decline in the effective tax rate.

Comparison of Fiscal 2009 and 2008

Operating Revenues

The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues:

	Year Ended July 31,
	2009		2008
		% of Total		% of Total
	Amount	Operating Revenues	Amount	Operating Revenues
		(In thousands, except percentages)

Operating revenues:
Card revenues	$119,356	50.8%	$91,233	54.3%
Cash transfer revenues	62,396	26.6	45,310	26.9
Interchange revenues	53,064	22.6	31,583	18.8

Total operating revenues	$234,816	100.0%	$168,126	100.0%

Card Revenues — Our card revenues totaled $119.4 million in fiscal 2009, an increase of $28.1 million, or 31%, from fiscal 2008. This increase was primarily due to year-over-year growth of 43% in the number of GPR cards activated and 62% in the number of active cards in our portfolio, partially offset by the February 2009 reduction in new card and monthly maintenance fees for the Walmart MoneyCard. This reduction in fees also contributed to the decline in card revenues as a percentage of total operating revenues.

Cash Transfer Revenues — Our cash transfer revenues totaled $62.4 million in fiscal 2009, an increase of $17.1 million, or 38%, from fiscal 2008. This increase was primarily due to year-over-year growth of 54% in the number of cash transfers, partially offset by a shift in our retail distributor mix toward Walmart, which generally has lower fees than our other retail distributors and significantly reduced the POS swipe reload fee in February 2009.

Interchange Revenues — Our interchange revenues totaled $53.1 million in fiscal 2009, an increase of $21.5 million, or 68%, from fiscal 2008. This increase was primarily due to year-over-year growth of 62% in the number of active cards in our portfolio and 68% in gross dollar volume.

Operating Expenses

The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended July 31,
	2009		2008
		% of Total		% of Total
	Amount	Operating Revenues	Amount	Operating Revenues
	(In thousands, except percentages)

Operating expenses:
Sales and marketing expenses	$75,786	32.3%	$69,577	41.4%
Compensation and benefits expenses	40,096	17.1	28,303	16.8
Processing expenses	32,320	13.7	21,944	13.0
Other general and administrative expenses	22,944	9.8	19,124	11.4

Total operating expenses	$171,146	72.9%	$138,948	82.6%

Sales and Marketing Expenses — Our sales and marketing expenses were $75.8 million in fiscal 2009, an increase of $6.2 million, or 9%, from fiscal 2008. This increase was primarily the result of a $10.1 million, or 25%, increase in the sales commissions we paid to our retail distributors and brokers. Aggregate commissions increased because of increased sales, but the impact of these increased sales was offset in part by a reduction in pricing and commission rates at Walmart. The increase in sales and marketing expenses was also the result of a $2.7 million increase in our manufacturing and distribution costs due to the re-launch of our Green Dot-branded products and increased numbers of GPR cards and MoneyPaks sold. These sales and marketing expense increases were partially offset by a $6.6 million decline in advertising and marketing expenses, principally as a result of our decision not to use television advertising during fiscal 2009.

Compensation and Benefits Expenses — Our compensation and benefits expenses were $40.1 million in fiscal 2009, an increase of $11.8 million, or 42%, from fiscal 2008. This increase was primarily the result of a $9.0 million increase in employee compensation and benefits, including a $1.2 million increase in stock-based compensation, as our headcount grew from 209 at the end of fiscal 2008 to 248 at the end of fiscal 2009 and we hired several new members of management. Third-party contractor expenses also increased by $2.8 million as the number of active cards in our portfolio and associated call volumes grew from fiscal 2008 to fiscal 2009.

Processing Expenses — Our processing expenses were $32.3 million in fiscal 2009, an increase of $10.4 million, or 47%, from fiscal 2008. This increase was primarily the result of year-over-year growth of 62% in the number of active cards in our portfolio. This growth was partially offset by lower fees charged to us under agreements with one of the banks that issue our cards and with our third-party card processor that became effective in November 2008 and by more efficient use of that card processor.

Other General and Administrative Expenses — Our other general and administrative expenses were $22.9 million in fiscal 2009, an increase of $3.8 million, or 20%, from fiscal 2008. This increase was primarily the result of a $1.6 million increase in telephone and communication expenses due to increased call volumes as the number of active cards in our portfolio increased and a $1.4 million increase in professional service fees primarily associated with corporate development initiatives. We also had increases of $0.4 million in rent due to additional office space that we leased to support our increased headcount and $0.4 million related to the write-off of abandoned internal-use software. These increases were partially offset by the reversal of a $0.5 million reserve that was accrued in fiscal 2008 for a potential litigation settlement.

Income Tax Expense

	Year Ended July 31,
	2009	2008

U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	6.1	5.7
Other	0.9	0.7

Income tax expense	42.0%	41.4%

Our income tax expense increased by $14.6 million to $26.9 million in fiscal 2009 from fiscal 2008, and there was a slight increase in the effective tax rate. This increase was primarily due to the utilization in fiscal 2008 of our remaining net operating loss carryforwards to reduce taxable income.

Liquidity and Capital Resources

The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended	Five Months Ended	Year Ended July 31,
	December 31, 2010	December 31, 2009	2009	2008
	(In thousands)

Total cash provided by (used in)
Operating activities	$83,503	$26,121	$35,297	$35,006
Investing activities	$(3,213)	$(5,063)	$(19,400)	$(5,163)
Financing activities	$30,910	$8,681	$(28,618)	$(3,264)

Increase (decrease) in cash and cash equivalents	$111,200	$29,739	$(12,721)	$26,579

In the year ended December 31, 2010, the five months ended December 31, 2009 and fiscal 2009 and 2008, we financed our operations primarily through our cash flows from operations. At December 31, 2010, our primary source of liquidity was unrestricted cash and cash equivalents totaling $167.5 million.

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

In February 2010, we entered into a definitive agreement for our proposed bank acquisition. Under the terms of the agreement, we have agreed to acquire all of the outstanding common shares and voting interest of Bonneville Bancorp for an aggregate purchase price of approximately $15.7 million in cash. We plan to pay for the acquisition with existing cash balances. Our proposed bank acquisition is subject to regulatory approval and other customary closing conditions. The parties intend to consummate the transaction as soon as practicable following regulatory approval of our proposed bank acquisition, although there can be no assurance that we will obtain regulatory approval or that our proposed bank acquisition will close.

Cash Flows from Operating Activities

Our $83.5 million of net cash provided by operating activities in the year ended December 31, 2010 principally resulted from $42.2 million of net income and adjustments for non-cash operating expenses of $49.2 million.

Our $26.1 million of net cash provided by operating activities in the five months ended December 31, 2009 resulted from $13.7 million of net income and adjustments for non-cash operating expenses of $22.1 million.

Our $35.3 million of net cash provided by operating activities in fiscal 2009 resulted from $37.2 million of net income and adjustments for non-cash operating expenses of $28.3 million, offset by settlement payments to banks that issue our cards amounts due to them for overdrawn card accounts. During fiscal 2009, we amended our agreement with one of the banks that issue our cards, expediting the settlement timing of these amounts.

Our $35.0 million of net cash provided by operating activities in fiscal 2008 resulted from $17.3 million of net income and adjustments for non-cash operating expenses of $21.3 million.

Cash Flows from Investing Activities

Our $3.2 million of net cash used in investing activities in the year ended December 31, 2010 consisted of payments for acquisition of property and equipment of $13.5 million partially offset by a $10.2 million decrease in restricted cash. Our net cash used in investing activities in the five months ended December 31, 2009 consisted almost entirely of payments for acquisition of property and equipment of $5.1 million. Our net cash used in investing activities in fiscal 2009 consisted of an increase in restricted cash of $13.0 million and payments for acquisition of property and equipment of $6.4 million. In fiscal 2009, we renewed our line of credit, which is used to fund timing differences between funds remitted by our retail distributors to the banks that issue our cards and funds utilized by our cardholders, and elected to increase our restricted deposits to $15.0 million at the lending institution as collateral in order to reduce the commitment fees we would incur on this line of credit.

Cash Flows from Financing Activities

Our $30.9 million of net cash provided by financing activities in the year ended December 31, 2010 was the result of excess tax benefits and proceeds from the exercise of stock options and warrants in connection with our public offerings. Our $8.7 million of net cash provided by financing activities for the five months ended December 31, 2009 was the result of the repayment to us of $5.9 million of related party notes receivable and excess tax benefits and proceeds from the exercise of stock options for an aggregate of $2.8 million. Our $28.6 million of net cash used in financing activities in fiscal 2009 was primarily associated with the redemption in full of our Series D redeemable preferred stock. We entered into an agreement in December 2008 with the sole holder of these securities to pay $39.2 million for an early redemption of all outstanding shares of our Series D redeemable preferred stock and the purchase of a call option on a common stock warrant held by this stockholder. In June 2009, we exercised the call option on the warrant for $2.0 million. We also received proceeds of $13.0 million related to the issuance of our Series C-2 preferred stock in fiscal 2009. Our $3.3 million of net cash used in financing activities in fiscal 2008 resulted from net repayments on our line of credit of $2.5 million and principal payments on our short-term debt of $2.4 million, offset by excess tax benefits and proceeds from the exercise of stock options for an aggregate of $1.7 million.

Contractual Obligations and Commitments

Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on- and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2010. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	4,246	2,212	1,563	471	—
Purchase obligations(1)	36,066	27,201	8,865	—	—
Other long-term liabilities	—	—	—	—	—

Total	$40,312	$29,413	$10,428	$471	$—

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See note 13 of the notes to our audited consolidated financial statements.

Off-Balance Sheet Arrangements

During the year ended December 31, 2010, the five months ended December 31, 2009 and fiscal 2009 and 2008, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash, cash equivalents and restricted cash, our settlement assets due from our retail distributors that collect funds and fees from our customers, and amounts due from our issuing banks for fees collected on our behalf.

We manage the credit and liquidity risk associated with our cash and cash equivalents and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk related assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that may be invested in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the audit committee of our board of directors.

Our exposure to credit risk associated with our retail distributors is mitigated due to the short time period, currently an average of three days, that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor . We monitor each retail distributor’s settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. The management Enterprise Risk Management Committee is responsible for monitoring our retail distributor exposure and assigning credit limits and reports regularly to the audit committee of our board of directors.

ITEM 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Green Dot Corporation

We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010, for the five months ended December 31, 2009, and for each of the two years in the period ended July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Dot Corporation at December 31, 2010 and 2009, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and in stockholder’s equity (deficit), and cash flows for the year ended December 31, 2010, for the five months ended December 31, 2009, and for each of the two years in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
February 25, 2011

GREEN DOT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except par value)

ASSETS
Current assets:
Unrestricted cash and cash equivalents	$167,503	$56,303
Settlement assets	19,968	42,569
Accounts receivable, net	33,412	29,157
Prepaid expenses and other assets	8,608	7,262
Income tax receivable	15,004	5,452
Net deferred tax assets	5,398	4,634

Total current assets	249,893	145,377
Restricted cash	5,135	15,381
Accounts receivable, net	2,549	1,130
Prepaid expenses and other assets	643	1,047
Property and equipment, net	18,034	11,973
Deferred expenses	9,504	8,200

Total assets	$285,758	$183,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,625	$9,777
Settlement obligations	19,968	42,569
Amounts due to card issuing banks for overdrawn accounts	35,068	23,422
Other accrued liabilities	21,633	13,916
Deferred revenue	17,214	15,048
Total current liabilities	111,508	104,732
Other accrued liabilities	3,737	2,761
Deferred revenue	44	97
Net deferred tax liabilities	5,338	4,154
Total liabilities	120,627	111,744
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: 5,000 and 25,554 shares authorized as of December 31, 2010 and 2009, respectively; no shares issued and outstanding as of December 31, 2010, 24,942 shares issued and outstanding as of December 31, 2009; liquidation preference of $0 as of December 31, 2010 and $31,322 as of December 31, 2009	—	31,322
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2010, no shares authorized as of December 31, 2009; 14,762 shares issued and outstanding as of December 31, 2010, no shares issued and outstanding as of December 31, 2009	13	—
Class B convertible common stock, $0.001 par value, 100,000 and 50,000 shares authorized as of December 31, 2010 and 2009, respectively; 27,091 and 12,860 shares issued and outstanding as of December 31, 2010 and 2009, respectively	27	13
Additional paid-in capital	95,433	12,603
Retained earnings	69,658	27,426

Total stockholders’ equity	165,131	71,364

Total liabilities and stockholders’ equity	$285,758	$183,108

See notes to consolidated financial statement

GREEN DOT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Five Months Ended	Year Ended July 31,
	December 31, 2010	December 31, 2009	2009	2008
	(In thousands, except per share data)

Operating revenues:
Card revenues	$167,375	$50,895	$119,356	$91,233
Cash transfer revenues	101,502	30,509	62,396	45,310
Interchange revenues	108,380	31,353	53,064	31,583
Stock-based retailer incentive compensation	(13,369)	—	—	—

Total operating revenues	363,888	112,757	234,816	168,126
Operating expenses:
Sales and marketing expenses	122,890	31,333	75,786	69,577
Compensation and benefits expenses	70,102	26,610	40,096	28,303
Processing expenses	56,978	17,480	32,320	21,944
Other general and administrative expenses	44,599	14,020	22,944	19,124

Total operating expenses	294,569	89,443	171,146	138,948

Operating income	69,319	23,314	63,670	29,178
Interest income	365	115	396	665
Interest expense	(52)	(2)	(1)	(247)

Income before income taxes	69,632	23,427	64,065	29,596
Income tax expense	27,400	9,764	26,902	12,261

Net income	$42,232	$13,663	$37,163	$17,335
Dividends, accretion, and allocated earnings of preferred stock	(14,659)	(9,170)	(29,000)	(13,650)

Net income allocated to common stockholders	$27,573	$4,493	$8,163	$3,685

Basic earnings per common share:
Class A common stock	$1.06	$—	$—	$—

Class B common stock	$1.06	$0.37	$0.68	$0.34

Basic weighted-average common shares issued and outstanding
Class A common stock	2,980	—	—	—

Class B common stock	21,589	12,222	12,036	10,757

Diluted earnings per common share:
Class A common stock	$0.98	$—	$—	$—

Class B common stock	$0.98	$0.29	$0.52	$0.26

Diluted weighted-average common shares issued and outstanding
Class A common stock	27,782	—	—	—

Class B common stock	24,796	15,425	15,712	14,154

See notes to consolidated financial statements

GREEN DOT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Stockholder’s Equity (Deficit)
											Retained	Total
	Redeemable Convertible		Convertible Preferred						Additional	Related	Earnings	Stockholders’
	Preferred Stock		Stock		Class A Common Stock		Class B Common Stock		Paid-in	Party Notes	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	(Deficit)
								(In thousands)
Balance at July 31, 2007	2,926	$22,336	23,837	$18,345	—	$—	10,194	$10	$539	$(4,922)	$(25,102)	$(11,130)
Exercise of options	—	—	—	—	—	—	1,559	2	1,621	—	—	1,623
Issuance of related party notes receivable	—	—	—	—	—	—	—	—	—	(120)	—	(120)
Interest on related party notes receivable	—	—	—	—	—	—	—	—	193	(193)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,240		—	1,240
Accretion fo redeemable convertible preferred stock	—	4,480	—	—	—	—	—	—	—	—	(4,480)	(4,480)
Net income	—	—	—	—	—	—	—	—	—	—	17,335	17,335

Balance at July 31, 2008	2,926	26,816	23,837	18,345	—	—	11,753	12	3,593	(5,235)	(12,247)	4,468
Exercise of options	—	—	—	—	—	—	308	—	415	—	—	415
Issuance of related party notes receivable	—	—	—	—	—	—	—	—	—	(364)	—	(364)
Interest on related party notes receivable	—	—	—	—	—	—	—	—	215	(215)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,468	—	—	2,468
Accretion fo redeemable convertible preferred stock	—	1,956	—	—	—	—	—	—		—	(1,956)	(1,956)
Issuance of new shares and repurchase of existing shares, net	(2,926)	(28,772)	1,105	12,977	—	—	(21)	—	(1,778)	—	(9,197)	2,002
Exercise of call option on warrants	—	—	—	—	—	—	—	—	(1,958)	—	—	(1,958)
Net income	—	—	—	—	—	—	—	—	—	—	37,163	37,163

Balance at July 31, 2009	—	—	24,942	31,322	—	—	12,040	12	2,955	(5,814)	13,763	42,238
Exercise of options	—	—	—	—	—	—	562	1	2,811	—	—	2,812
Interest on related party notes receivable	—	—	—	—	—	—	—	—	55	(55)	—	—
Repayment of related party notes receivable	—	—	—	—	—	—	—	—	—	5,869	—	5,869
Stock-based compensation	—	—	—	—	—	—	258	—	6,782	—	—	6,782
Net income	—	—	—	—	—	—	—	—	—	—	13,663	13,663

Balance at December 31, 2009	—	—	24,942	31,322	—	—	12,860	13	12,603	—	27,426	71,364
Exercise of options and warrants	—	—	—	—	—	—	1,840	2	30,873	—	—	30,875
Stock-based compensation	—	—	—	—	—	—	2	—	7,256	—	—	7,256

			Stockholder’s Equity (Deficit)
											Retained	Total
	Redeemable Convertible		Convertible Preferred						Additional	Related	Earnings	Stockholders’
	Preferred Stock		Stock		Class A Common Stock		Class B Common Stock		Paid-in	Party Notes	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	(Deficit)
								(In thousands)
Stock-based retailer incentive compensation	—	—	—	—	2,209	—	—	—	13,369	—	—	13,369
Conversion of preferred stock upon IPO	—	—	(24,942)	(31,322)	—	—	24,942	25	31,297	—	—	—
Conversion of Class B common stock upon IPO	—	—	—	—	5,242	5	(5,242)	(5)	—	—	—	—
Conversion of Class B common stock upon follow-on offering	—	—	—	—	3,686	4	(3,686)	(4)	35	—	—	35
Conversion of Class B common stock by stockholders	—	—			3,625	4	(3,625)	(4)	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	42,232	42,232

Balance at December 31, 2010	—	$—	—	$—	14,762	$13	27,091	$27	$95,433	$—	$69,658	$165,131

See notes to consolidated financial statements

GREEN DOT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Five Months Ended	Year Ended July 31,
	December 31, 2010	December 31, 2009	2009	2008
	(In thousands)

Operating activities
Net income	$42,232	$13,663	$37,163	$17,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,588	2,254	4,593	4,407
Provision for uncollectible overdrawn accounts	46,093	11,218	22,548	16,135
Employee stock-based compensation	7,256	6,782	2,468	1,240
Stock-based retailer incentive compensation	13,369	—	—	—
Provision (benefit) for uncollectible trade receivables	(13)	60	61	50
Impairment of capitalized software	409	77	405	—
Deferred income taxes	(704)	3,530	(1,731)	40
Excess tax benefits from exercise of options	(24,842)	(1,866)	—	(524)
Changes in operating assets and liabilities:
Settlement assets	22,601	(6,999)	(18,125)	(2,033)
Accounts receivable, net	(51,754)	(20,241)	(29,853)	(24,717)
Prepaid expenses and other assets	(1,042)	(919)	(903)	(2,263)
Deferred expenses	(1,304)	(5,548)	2,297	(2,750)
Accounts payable and accrued liabilities	16,042	8,135	3,170	4,665
Settlement obligations	(22,601)	6,999	18,125	4,529
Amounts due issuing bank for overdrawn accounts	11,646	5,153	(5,309)	10,785
Deferred revenue	2,113	7,603	(978)	4,394
Income tax payable/receivable	16,414	(3,780)	1,366	3,713

Net cash provided by operating activities	83,503	26,121	35,297	35,006
Investing activities
Decrease (increase) in restricted cash	10,246	(14)	(13,039)	(43)
Payments for acquisition of property and equipment	(13,459)	(5,049)	(6,361)	(5,120)

Net cash used in investing activities	(3,213)	(5,063)	(19,400)	(5,163)
Financing activities
Principal payments on short-term debt	—	—	—	(2,446)
Repayments on line of credit	—	—	(12,404)	(76,961)
Borrowings from line of credit	—	—	12,404	74,465
Proceeds from exercise of warrants and options	6,068	946	110	1,154
Excess tax benefits from exercise of options	24,842	1,866	—	524
Exercise of call option on warrant	—	—	(1,958)	—
Issuance of preferred shares and freestanding warrant	—	—	13,000	—
Redemption of preferred and common shares	—	—	(39,770)	—
Proceeds from the repayment of related party notes receivable	—	5,869	—	—

Net cash provided by (used in) financing activities	30,910	8,681	(28,618)	(3,264)

Net increase (decrease) in unrestricted cash and cash equivalents	111,200	29,739	(12,721)	26,579
Unrestricted cash and cash equivalents, beginning of year	56,303	26,564	39,285	12,706

Unrestricted cash and cash equivalents, end of year	$167,503	$56,303	$26,564	$39,285

Cash paid for interest	$42	$—	$1	$100
Cash paid for income taxes	$14,282	$10,032	$27,403	$8,104

See notes to consolidated financial statements

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization

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

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP. We have eliminated all significant intercompany balances and transactions in consolidation. Our results of operations for the year ended December 31, 2010, the five months ended December 31, 2009 and the years ended July 31, 209 and 2008 are not necessarily indicative of future results.

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

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (continued)

We have evaluated subsequent events through the date that the financial statements were issued, based on the accounting guidance for subsequent events. Based on our evaluation, we did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.

Change in Fiscal Year

On September 29, 2009, our board of directors approved a change to our fiscal year-end from July 31 to December 31. Included in this report is the transition period for the five months ended December 31, 2009. Accordingly, these financial statements present our financial position as of December 31, 2010, December 31, 2009 and July 31, 2009, and the results of our operations, changes in redeemable convertible preferred stock and in stockholders’ equity and cash flows for the year ended December 31, 2010, five months ended December 31, 2009 and years ended July 31, 2009 and 2008.

Unaudited Comparative Financial Information

As a result of our change in fiscal year-end, we have presented below, for comparative purposes, our unaudited consolidated statement of operations and condensed consolidated statement of cash flows for the five months ended December 31, 2008. In our opinion, the unaudited consolidated financial information reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the results of our operations and our cash flows for the five months ended December 31, 2008.

Five Months Ended
December 31, 2008
(In thousands,
except per share data)

Operating revenues:
Card revenues	$46,460
Cash transfer revenues	24,391
Interchange revenues	18,212

Total operating revenues	89,063
Operating expenses:
Sales and marketing expenses	35,001
Compensation and benefits expenses	15,409
Processing expenses	11,765
Other general and administrative expenses	9,463

Total operating expenses	71,638
Operating income	17,425
Interest income	255
Interest expense	(1)

Income before income taxes	17,679
Income tax expense	7,424

Net income	10,255
Dividends, accretion, and allocated earnings of preferred stock	(11,153)

Net loss allocated to common stockholders	$(898)

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (continued)

Five Months Ended
December 31, 2008
(In thousands,
except per share data)

Loss per common share
Basic	$(0.07)
Diluted	$(0.07)
Weighted-average common shares issued and outstanding	12,028
Weighted-average diluted common shares issued and outstanding	12,028

Five Months Ended
December 31, 2008
(In thousands)

Net cash provided by operating activities	$5,999
Net cash used in operating activities	(2,452)
Net cash used in financing activities	(26,140)

Net decrease in unrestricted cash and cash equivalents	$(22,593)

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

Unrestricted Cash and Cash Equivalents

We consider all unrestricted highly liquid investments with an original maturity of three months or less to be unrestricted cash and cash equivalents.

Restricted Cash

We maintain restricted deposits in bank accounts to collateralize our line of credit.

Settlement Assets and Obligations

Our retail distributors collect customer funds for purchases of new cards and cash transfer products and then remit these funds directly to bank accounts established for the benefit of these customers by the third-party card issuing banks. The remittance of these funds by our retail distributors takes an average of three business days.

Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been remitted to the card issuing banks.

Settlement obligations represent the amounts due from us to the card issuing banks for funds collected but not yet remitted by our retail distributors and not funded by our line of credit.

We have no control over or access to customer funds remitted by our retail distributors to the bank accounts. Customer funds therefore are not our assets, and we do not recognize them in our consolidated financial statements. As of December 31, 2010 and 2009, total funds held in the bank accounts for the

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (continued)

benefit of our customers totaled $251.8 million and $194.1 million, respectively, of which $9.4 million and $19.8 million, respectively, related to funds for prepaid debit cards and cash transfer products that had not yet been activated by the customers.

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

Property and Equipment

We carry our property and equipment at cost less accumulated depreciation and amortization. We generally compute depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, except for internal-use software in development, which is not depreciated. We generally compute amortization on tenant improvements using the straight-line method over the shorter of the related lease term or estimated useful lives of the improvements. We expense expenditures for maintenance and repairs as incurred.

The estimated useful lives of the respective classes of assets are as follows:

Computer equipment, furniture and office equipment	3-4 years
Computer software purchased	3 years
Capitalized internal-use software	2 years
Tenant improvements	Shorter of the useful life or the lease term

We capitalize certain internal and external costs incurred to develop internal-use software during the application development stage. We also capitalize the cost of specified upgrades and enhancements to internal-use software that result in additional functionality. Once a development project is substantially

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (continued)

complete and the software is ready for its intended use, we begin depreciating these costs on a straight-line basis over the internal-use software’s estimated useful life.

Impairment of Long Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. Included in other general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2010, the five months ended December 31, 2009 and the year ended July 31, 2009 were $409,000, $77,000 and $405,000, respectively, of recognized impairment losses on internal-use software. We identified no indicators of impairment during the year ended July 31, 2008.

Amounts Due to Card Issuing Banks for Overdrawn Accounts

Our card issuing banks fund overdrawn cardholder account balances on our behalf. Amounts funded are due from us to the card issuing banks based on terms specified in the agreements with the card issuing banks. Generally, we expect to settle these obligations within 12 months.

Amounts Due Under Line of Credit

After a consumer purchases a new card or cash transfer product at a retail location, we make the funds immediately available once the consumer goes online or calls a toll-free number to activate the new card or add funds from a cash transfer product. Since our retail distributors do not remit funds to our card issuing banks, on average, for three business days, we maintain a line of credit with certain card issuing banks that is available to fund any cash requirements related to the timing difference between funds remitted by our retail distributors to the card issuing banks and funds utilized by consumers. We repay any draws on this line of credit when our retail distributors remit the funds to the card issuing banks’ bank accounts.

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

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (continued)

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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of sales commissions, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards, and promotional materials to our retail distributors’ locations and personalized GPR cards to consumers who have activated their cards.

We pay our retail distributors and brokers commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently nine months for our GPR cards and six months for our gift cards. We expense commissions related to cash transfer products when the cash transfer transactions are completed. Sales commissions were $82.4 million for the year ended December 31,

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (continued)

2010, $19.0 million for the five months ended December 31, 2009, and $50.8 million and $40.7 million for the years ended July 31, 2009 and 2008, respectively.

We expense costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising first takes place. Advertising and marketing expenses were $15.6 million for the year ended December 31, 2010, $1.5 million for the five months ended December 31, 2009, and $7.0 million and $13.6 million for the years ended July 31, 2009 and 2008, respectively.

We record the costs associated with card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime, currently nine months. Our manufacturing and distributing costs were $24.9 million for the year ended December 31, 2010, $10.8 million for the five months ended December 31, 2009, and $18.0 million and $15.3 million for the years ended July 31, 2009 and 2008, respectively. Included in our manufacturing and distributing costs were shipping and handling costs of $2.7 million, $1.2 million, and $2.3 million and $1.3 million for the year ended December 31, 2010, five months ended December 31, 2009, and years ended July 31, 2009 and 2008, respectively. Also included in our manufacturing and distributing costs was a liability that we incurred for use tax to various states related to purchases of materials since no sales tax is charged to customers when new cards or cash transfer transactions are purchased.

Employee Stock-Based Compensation

Effective August 1, 2006, we adopted a new accounting standard using the prospective transition method, which required compensation expense to be recognized on a prospective basis. Compensation expense recognized relates to stock options granted, modified, repurchased, or cancelled on or after August 1, 2006 and stock purchases under our employee stock purchase plan, or ESPP. We record compensation expense using the fair value method of accounting. For stock options and stock purchases under our ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, we base compensation expense on the estimated fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.

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

For additional information, refer to Note 10 — Stock-Based Compensation.

Income Taxes

Our income tax expense is comprised of current and deferred income tax expense. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from the changes in deferred tax assets and liabilities during the periods. These gross

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Summary of Significant Accounting Policies (continued)

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

For additional information, refer to Note 6 — Income Taxes.

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

For additional information, refer to Note 11 — Earnings Per Common Share.

Fair Values of Financial Instruments

Our financial instruments, including unrestricted cash and cash equivalents, restricted cash, settlement assets and obligations, accounts receivable, certain other assets, accounts payable, and other accrued liabilities, are short-term, and, accordingly, we believe their carrying amounts approximate their respective fair values.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2010	December 31, 2009
	(In thousands)

Overdrawn account balances due from cardholders	$17,560	$12,072
Reserve for uncollectible overdrawn accounts	(11,823)	(7,460)

Net overdrawn account balances due from cardholders	5,737	4,612
Trade receivables	968	647
Reserve for uncollectible trade accounts	(3)	(110)

Net trade receivables	965	537
Receivables due from card issuing banks	27,588	22,123
Payroll taxes due from related parties (Note 5)	—	2,417
Other receivables	1,671	598

Accounts receivable, net	$35,961	$30,287

Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended	Five Months Ended	Year Ended July 31,
	December 31, 2010	December 31, 2009	2009	2008
	(In thousands)

Balance, beginning of period	$7,460	$6,448	$5,277	$2,718
Provision for uncollectible overdrawn accounts:
Fees	43,634	10,255	20,187	13,652
Purchase transactions	2,459	963	2,361	2,483
Charge-offs	(41,730)	(10,206)	(21,377)	(13,576)

Balance, end of period	$11,823	$7,460	$6,448	$5,277

Note 4 —	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009
	(In thousands)

Computer equipment, furniture, and office equipment	$14,643	$10,180
Computer software purchased	6,035	3,802
Capitalized internal-use software	21,816	15,114
Tenant improvements	1,427	1,277

	43,921	30,373
Less accumulated depreciation and amortization	(25,887)	(18,400)

Property and equipment, net	$18,034	$11,973

Depreciation and amortization expense was $7.6 million for the year ended December 31, 2010, $2.3 million for the five months ended December 31, 2009 and $4.6 million and $4.4 million for the years ended July 31, 2009 and 2008, respectively. Included in those amounts are depreciation expense related to

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Property and Equipment (continued)

internal-use software of $3.8 million for the year ended December 31, 2010, $1.3 million for the five months ended December 31, 2009 and $2.5 million and $2.4 million for the years ended July 31, 2009 and 2008, respectively. The net carrying value of capitalized internal-use software was $8.4 million and $5.5 million at December 31, 2010 and 2009, respectively.

Note 5 —	Related Party Transactions

At December 31, 2010, we had no related party receivables or payables. At December 31, 2009, we had receivables of $2.3 million due from our Chief Executive Officer and $0.1 million due from our Chief Financial Officer. These receivables were related to federal and state payroll taxes arising from stock awards granted and stock options exercised that we are required to remit to the various taxing authorities. We recorded these receivables as a component of accounts receivable, net, on our consolidated balance sheet as of December 31, 2009. We collected these receivables in cash in January 2010.

Prior to December 31, 2009, we had related party notes receivable, as described below. All of these related party notes receivable were repaid in full, including accrued interest of $936,000, in November 2009.

We loaned $3.0 million in March 2004 and $0.8 million in February 2006 to our current Chief Executive Officer bearing interest at rates of 3.5% and 4.5%, respectively, compounded semiannually. All principal and unpaid interest outstanding under the loans was due in March 2011. The loans were collateralized by 2,500,000 shares of our common stock owned by the officer and pledged under a stock pledge agreement. We classified the outstanding balance of these loans, including capitalized interest of $735,000 and $575,000 at July 31, 2009 and 2008, respectively, as a reduction in stockholders’ equity. We recorded interest on these loans of $41,000 for the five months ended December 31, 2009 and $160,000 and $155,000 for the years ended July 31, 2009 and 2008, respectively, as additional paid-in-capital.

During the three-year period ended July 31, 2009, we loaned an aggregate amount of $1.1 million to an executive to purchase common stock. The $1.1 million was loaned in seven installments, each installment ranging from $18,000 to $622,000. The interest rate on the loan was specified for each installment and ranged from 2.72% to 5.14%, compounded semiannually. All principal and unpaid interest outstanding under the loan was due in May 2013. The loan was collateralized by 898,000 shares of our common stock owned by the officer and a full recourse promissory note. We classified the outstanding balance of the loan, including capitalized interest of $127,000 and $77,000 at July 31, 2009 and 2008, respectively, as a reduction in stockholders’ equity. We recorded interest on these loans of $13,000 for the five months ended December 31, 2009 and $50,000 and $36,000 for the years ended July 31, 2009 and 2008, respectively, as additional paid-in-capital.

We loaned $120,000 in February 2008 to our current Chief Financial Officer to purchase common stock. The loan had an interest rate of 3.48%, compounded semiannually. All principal and unpaid interest outstanding under the loan was due in February 2015. The loan was collateralized by 85,000 shares of our common stock owned by the officer and a full recourse promissory note. We classified the outstanding balance of the loan, including capitalized interest of $7,000 and $2,000 at July 31, 2009 and 2008, respectively, as a reduction in stockholders’ equity. We recorded interest on the loan of $1,000 for the five months ended December 31, 2009 and $5,000 and $2,000 for the years ended July 31, 2009 and 2008, respectively, as additional paid-in-capital.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Income Taxes

The components of income tax expense were as follows:

	Year Ended	Five Months Ended	Year Ended July 31,
	December 31, 2010	December 31, 2009	2009	2008
	(In thousands)

Current:
Federal	$26,638	$4,389	$22,645	$9,611
State	1,466	1,845	5,988	2,610

Current income tax expense	28,104	6,234	28,633	12,221
Deferred:
Federal	(579)	3,114	(1,662)	74
State	(125)	416	(69)	(34)

Deferred income tax expense (benefit)	(704)	3,530	(1,731)	40

Income tax expense	$27,400	$9,764	$26,902	$12,261

Income tax expense for the year ended December 31, 2010, the five months ended December 31, 2009 and the years ended July 31, 2009 and 2008 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and our actual income tax expense was as follows:

	Year Ended	Five Months Ended	Year Ended July 31,
	December 31, 2010	December 31, 2009	2009	2008

U.S. federal income tax	35.0%	35.0%	35.0%	35%
State income taxes, net of federal benefit	3.8	6.7	6.1	5.7
Non-deductible offering costs	2.4	—	—	—
Change in state tax apportionment method	(4.6)	—	—	—
Other	2.7	—	0.9	0.7

Income tax expense	39.3%	41.7%	42.0%	41.4%

The effective tax rates for the periods above differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit. For the year ended December 31, 2010, our effective tax rate was also impacted by several discrete items. In May 2010, the California Franchise Tax Board, or FTB, approved our petition to use an alternative apportionment method provided for in Revenue and Tax Code Section 25137. The alternative method, known as the market-source approach, allows us to apportion income to California based on a customer’s address, rather than apportion income based on cost of performance, which is the standard method under existing law. Under the market-source approach, we apportion less income to California, resulting in a lower effective state tax rate. The petition is retroactive to our 2009 tax year, prior to the change in our fiscal year from July 31 to December 31. We recognized the effect of the change in apportionment method, including the retroactive tax benefit, in our consolidated financial statements for the year ended December 31, 2010. The benefit from the change in apportionment method was partially offset by non-deductible offering costs recognized during the year

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Income Taxes (continued)

ended December 31, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 39.7%.

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31, 2010	December 31, 2009
	(In thousands)

Deferred tax assets:
Reserve for overdrawn accounts	$4,811	$3,280
State income taxes	(8)	479
Stock-based compensation	2,632	1,454
Other	595	874

Total deferred tax assets	8,030	6,087
Deferred tax liabilities:
Internal-use software costs	(3,254)	(2,423)
Deferred expenses	(3,378)	(2,697)
Property and equipment, net	(1,338)	(487)

Total deferred tax liabilities	(7,970)	(5,607)

Net deferred tax assets	$60	$480

Total net deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	December 31, 2010	December 31, 2009
	(In thousands)

Current net deferred tax assets	$5,398	$4,634
Noncurrent net deferred tax liabilities	(5,338)	(4,154)

Net deferred tax assets	$60	$480

In assessing whether a valuation allowance is needed for our deferred tax assets, we consider whether it is more likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of our deferred tax assets is dependent upon our generation of sufficient taxable income of the appropriate character during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of our historical taxable income and projections of our future taxable income over the periods in which the temporary differences resulting in the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of our deferred tax assets. Accordingly, we recorded no valuation allowance as of December 31, 2010 or 2009.

As of December 31, 2010 and 2009, we had no unutilized net operating loss carryforwards.

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

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Income Taxes (continued)

been examined by the IRS, and there have been no material changes in our tax liabilities for those years. We generally remain subject to examination of our federal income tax returns for the year ended July 31, 2007 and later years. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.

Note 7 —	Borrowing Agreements

In March 2009, we increased the balance available on our line of credit from $12.0 million to $15.0 million. In March 2010, we renewed our line of credit, reducing the balance available from $15.0 million to $10.0 million. This line of credit matures on March 24, 2011, and bears interest at LIBOR (as published in The Wall Street Journal) plus 3.50%. We also reduced our cash collateral requirements from $15.0 million to $5.0 million. We present our cash collateral requirements on our consolidated balance sheets as restricted cash. There was no outstanding borrowing on this line of credit at December 31, 2010 or 2009.

Note 8 —	Concentrations of Credit Risk

Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, accounts receivable, and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions, including certain of our card issuing banks, that we periodically monitor and evaluate for creditworthiness. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.

Note 9 —	Stockholders’ Equity

In March 2010, our board of directors amended our Certificate of Incorporation to adopt a dual class structure for our common stock. The two classes of common stock are Class A common stock and Class B common stock. Upon adoption, all our common stock outstanding converted to Class B common stock. In July 2010, we filed a restated Certificate of Incorporation that increased the number of authorized Class A and Class B common stock from 75,000,000 shares each to 100,000,000 shares each and reduced the number of authorized shares of preferred stock from 25,553,267 to 5,000,000.

Common Stock

Our Certificate of Incorporation specifies the following rights, preferences, and privileges for our common stockholders.

Voting

Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. In general, holders of our Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. Delaware law could require either

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ Equity (continued)

our Class A common stock or our Class B common stock to vote separately as a single class in the following circumstances:

•	If we were to seek to amend our Certificate of Incorporation to increase the authorized number of shares of a class of stock, or to increase or decrease the par value of a class of stock, then that class would be required to vote separately to approve the proposed amendment; and

•	If we were to seek to amend our Certificate of Incorporation in a manner that altered or changed the powers, preferences or special rights of a class of stock in a manner that affected its holders adversely, then that class would be required to vote separately to approve the proposed amendment.

Our Certificate of Incorporation requires the separate vote and majority approval of each class of our common stock prior to distributions, reclassifications and mergers or consolidations that would result in one class of common stock being treated in a manner different from the other, subject to limited exceptions, and amendments of our Certificate of Incorporation that would affect our dual class stock structure.

We have not provided for cumulative voting for the election of directors in our restated Certificate of Incorporation. In addition, our Certificate of Incorporation provides that, if we become a bank holding company, a holder, or group of affiliated holders, of more than 24.9% of our common stock may not vote shares representing more than 14.9% of the voting power represented by the outstanding shares of our Class A and Class B common stock.

Dividends

Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of outstanding shares of our Class A and Class B common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our board of directors may determine. In the event a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock will receive Class A common stock, or rights to acquire Class A common stock, as the case may be, and the holders of Class B common stock will receive Class B common stock, or rights to acquire Class B common stock, as the case may be. However, in general and subject to certain limited exceptions, without approval of each class of our common stock, we may not pay any dividends or make other distributions with respect to any class of common stock unless at the same time we make a ratable dividend or distribution with respect to each outstanding share of common stock, regardless of class.

Liquidation

Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to our stockholders would be distributable ratably among the holders of our Class A and Class B common stock and any participating preferred stock outstanding at that time after payment of liquidation preferences, if any, on any outstanding shares of our preferred stock and payment of other claims of creditors.

Preemptive or Similar Rights

Neither our Class A nor our Class B common stock is entitled to preemptive rights, and neither is subject to redemption.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ Equity (continued)

Conversion

Our Class A common stock is not convertible into any other shares of our capital stock. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except for estate planning, intercompany and other similar transfers or upon the date that the total number of shares of our Class B common stock outstanding represents less than 10% of the total number of shares of our Class A and Class B common stock outstanding. Once transferred and converted into Class A common stock, the Class B common stock may not be reissued. No class of our common stock may be subdivided or combined unless the other class of our common stock concurrently is subdivided or combined in the same proportion and in the same manner.

Non-Employee Stock-Based Payments

Shares Subject to Repurchase

In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement has a five-year term commencing May 1, 2010. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. We have also granted Walmart registration rights for all of its shares of our Class A common stock that are no longer subject to our repurchase right. In connection with the share issuance, Walmart entered into an agreement to vote its shares in proportion to the way the rest of our stockholders vote their shares. As of December 31, 2010, 294,480 shares of Class A common stock issued to Walmart were no longer subject to the repurchase right.

Warrant

On March 3, 2009, we entered into a sales and marketing agreement with a third party that contained a contingent warrant feature. The warrant provides the third party with an option to purchase 3,426,765 shares of our common stock at a per share price of $23.70 if certain sales volume or revenue targets are achieved. A further 856,691 shares become eligible for purchase under the warrant should either of these targets be achieved and additional specified marketing and promotional activities take place.

The shares become eligible for purchase under the warrant at any time the targets are achieved prior to the earlier of March 3, 2014 or the termination of the sales and marketing agreement. Once eligible for purchase, the purchase option expires on the earliest of: (1) the date at which the sales and marketing agreement with the third party is terminated; (2) the date of a change of control transaction of our company; or (3) March 3, 2017.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ Equity (continued)

The warrant is redeemable for cash by the holder if we fail to perform in accordance with the customary contractual terms of the sales and marketing agreement. Should the third party fail to perform in accordance with the terms of the sales and marketing agreement, we obtain an option to repurchase any shares previously issued under the warrant.

As the option to purchase shares under the warrant is contingent upon the achievement of certain sales volume or revenue targets, there is a possibility that no shares will become eligible for purchase. Based on different possible outcomes, we developed a range of fair values for the warrant, and we measured the warrant at its current lowest aggregate fair value within that range. As none of the performance conditions have been met, the lowest aggregate fair value is zero. Accordingly, we have not assigned any value to the warrant in our consolidated financial statements as of December 31, 2010 or 2009.

Follow-on Offering

On December 13, 2010, we completed a follow-on offering of 4,269,051 shares of our Class A common stock at an offering price of $61.00 per share, all of which were sold by existing stockholders. We did not receive any proceeds from the sale of shares of our Class A common stock on the follow-on offering. Concurrent with the completion of the follow-on offering, certain selling stockholders exercised vested options to purchase 936,301 shares of Class B common stock with a weighted-average exercise price of $4.32 in order to sell the underlying shares of Class A common stock in the follow-on offering. We received aggregate proceeds of $4.0 million from these exercises.

Convertible Preferred Stock

We had no shares of convertible preferred stock outstanding as of December 31, 2010. Our convertible preferred stock at December 31, 2009 consisted of the following:

December 31, 2009

	Number of Shares		Liquidation	Proceeds Net of
	Authorized	Outstanding	Amount	Issuance Costs
	(In thousands)

Series
Series A	6,520	6,404	$1,930	$1,877
Series B	3,197	3,177	2,186	2,008
Series C	10,114	9,939	8,230	8,136
Series C-1	4,541	4,240	5,976	5,976
Series C-2	1,182	1,182	13,000	12,979

	25,554	24,942	$31,322	$30,976

Prior to our initial public offering, our Certificate of Incorporation specified the following rights, preferences, and privileges for our preferred stockholders.

Voting

Each share of Series A, B, C, C-1, and C-2 convertible preferred stock had voting rights equal to the number of shares of common stock into which it was convertible and voted together as one class with the common stock. Our preferred stockholders were entitled to elect four directors. Additionally, the holders of our Series C, C-1 and C-2 shares, voting together, were entitled to elect one director. The approval of at

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ Equity (continued)

least 67% of the then-outstanding number of shares of convertible preferred stock and a majority of the then-outstanding Series C, C-1 and C-2 convertible preferred stock, voting together as a separate class, was required to, among other things: change the rights and preferences of our preferred stock; change our authorized share capital; redeem shares of our capital stock; increase the number of shares available for issuance under our stock plan; declare or pay any dividend; take any action that results in a merger, sale of control, or any other transaction in which all or substantially all of our assets or more than 50% of the voting power of our company was disposed of; and the dissolution or winding up of our company.

Dividends

Our Series A, B, C, C-1, and C-2 convertible preferred stockholders were entitled to receive noncumulative dividends at the per annum rates of $0.024, $0.055, $0.066, $0.113, and $0.88, respectively, when and if declared by our board of directors. The holders of Series A, B, C, C-1, and C-2 convertible preferred stock were also entitled to participate in dividends on our common stock, when and if declared by our board of directors, on an as-converted basis. Our board of directors did not declare any dividends on our convertible preferred stock or common stock during the year ended December 31, 2010, the five months ended December 31, 2009 or the years ended July 31, 2009 and 2008.

Liquidation

In the event of any liquidation, dissolution, or winding up of our company, the available funds and assets that may be legally distributed to our stockholders would be distributed, without preference, to the holders of our Series A, B, C, C-1, and C-2 convertible preferred stock at amounts equal to $0.30, $0.69, $0.83, $1.41, and $11.00 per share, respectively. Upon completion of the distributions to each series of convertible preferred stock, all remaining funds and assets available for distribution were required to be distributed on a pro rata basis among holders of our common stock. If upon any liquidation, dissolution, or winding up of our company, the available funds and assets were insufficient to permit the payment to holders of each series of convertible preferred stock of the full preferential amounts, then the entire remaining funds and assets would be distributed on a pro rata basis among holders of each series of convertible preferred stock in proportion to their preferential amounts.

A liquidation, dissolution, or winding up of our company included the acquisition of our company by another entity by merger, consolidation, sale of voting control, or any other transaction or series of transactions in which all our stockholders immediately prior to such transaction hold less than 50% of the voting power of the surviving entity. Upon such an event, all of the holders of each class of stock were eligible to participate in all available remaining funds and assets.

Conversion

Each share of Series A, B, C, C-1, and C-2 convertible preferred stock was convertible into our common stock, at the option of the holder, according to a conversion ratio, subject to adjustment for dilution. Each share of Series A, B, C, C-1, and C-2 convertible preferred stock automatically converted into the number of shares of common stock into which such shares were convertible at the then-effective conversion ratio upon: (1) the closing of a public offering of common stock at a per share price of at least $2.48 per share with gross proceeds of at least $25 million, or (2) the consent of the holders of the majority of our convertible preferred stock, provided, however, that no shares of Series C, C-1, or C-2 convertible preferred stock would have been automatically converted pursuant to such consent unless a majority of the then-outstanding Series C, C-1, and C-2 convertible preferred stockholders, voting together as separate class, also consented to such conversion.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ Equity (continued)

Registration Rights Agreement

We are a party to a registration rights agreement with certain of our investors, pursuant to which we have granted those persons or entities the right to register shares of common stock held by them under the Securities Act of 1933, as amended, or the Securities Act. Holders of these rights are entitled to demand that we register their shares of common stock under the Securities Act so long as certain conditions are satisfied and require us to include their shares of common stock in future registration statements that may be filed, either for our own account or for the account of other security holders exercising registration rights. In addition, after an initial public offering, these holders have the right to request that their shares of common stock be registered on a Form S-3 registration statement so long as certain conditions are satisfied and the anticipated aggregate sales price of the registered shares as of the date of filing of the Form S-3 registration statement is at least $1 million. The foregoing registration rights are subject to various conditions and limitations, including the right of underwriters of an offering to limit the number of registrable securities that may be included in an offering. The registration rights terminate as to any particular shares on the date on which the holder sells such shares to the public in a registered offering or pursuant to Rule 144 under the Securities Act. We are generally required to bear all of the expenses of these registrations, except underwriting commissions, selling discounts and transfer taxes.

We are not obligated under the registration rights agreement to transfer consideration, whether in cash, equity instruments, or adjustments to the terms of the financial instruments that are subject to the registration payment arrangement, to the investors, if the registration statement is not declared effective within the specified time or if effectiveness of the registration statement is not maintained.

Redeemable Convertible Preferred Stock

In October 2006, we entered into an agreement with a card issuing bank to provide a co-branded GPR card program with a major retail distributor. We also entered into equity financing transactions with the bank and an affiliated investment entity, under which we issued a warrant to purchase 500,000 shares of our common stock in October 2006 and 2,926,458 shares of Series D redeemable convertible preferred stock, or Series D, in December 2006. We received cash consideration of $20.0 million from the equity financing transactions. The holder of Series D was entitled to receive noncumulative dividends at a per annum rate of $0.547 per share and to participate in dividends on common stock on an as-converted basis, subject to the declaration by our board of directors out of funds legally available. Series D was redeemable for cash at the option of the holder on the seventh anniversary of its issuance. Series D was also convertible into our common stock any time prior to redemption, at the option of the holder, based on a conversion ratio. In the event of any liquidation, dissolution or winding up of our company, the holder of Series D was entitled to receive an amount equal to $6.834 per share plus 20% per annum from the date of issuance.

The freestanding warrant we issued entitled the holder to purchase 500,000 shares of our common stock at a per share price of $6.834 any time prior to the earliest of: a) the date of our initial public offering; b) the date of a change in control of our company; or c) October 27, 2013. The warrant was not redeemable.

We allocated the proceeds from the issuance of the Series D and the freestanding warrant to these instruments on a relative fair value basis. The initial allocated value of the warrant calculated using an option-pricing model was $1.3 million. As the warrant allowed settlement only in the underlying common stock, it was recorded at its initial allocated value as a component of additional paid-in capital.

Due to the nature of the redemption feature and other provisions, we classified Series D as temporary equity at its initial allocated value of $18.7 million. We determined that Series D did not contain any

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ Equity (continued)

beneficial conversion features. We accreted the carrying value of the stock to its redemption value at each reporting period with a charge to retained earnings.

On December 19, 2008, we entered into an agreement with the sole holder of Series D for an early redemption of the 2,926,458 outstanding shares. The agreed redemption value was $39.2 million, or $13.38 per share, which we paid in cash on December 19, 2008. Upon redemption, the Series D preferred shares were canceled.

In addition, on December 19, 2008, we purchased a call option, which entitled us to purchase the freestanding warrant on 500,000 shares of common stock at an exercise price of approximately $2.0 million. The call option was exercisable any time during the period March 1, 2009 to September 1, 2009. In June 2009, we exercised the call option and repurchased the warrant.

Note 10 —	Stock-Based Compensation

Employee Stock-Based Compensation

In January 2001, we adopted the 2001 Stock Plan. The 2001 Stock Plan provided for the granting of incentive stock options, nonqualified stock options and other stock awards. Options granted under the 2001 Stock Plan generally vest over four years and expire five or ten years from the date of grant.

In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. We reserved 2,000,000 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan. The number of shares reserved for issuance under our 2010 Equity Incentive Plan will increase automatically on the first day of January of each of 2011 through 2014 by up to a number of shares equal to 3% of the total outstanding shares our Class A and Class B common stock as of the immediately preceding December 31st. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five or ten years from the date of grant.

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

Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five or ten years from the date of grant.

The total stock-based compensation expense recognized was $7.3 million for the year ended December 31, 2010, including $334,000 related to our employee stock purchase plan, $6.8 million for the five months ended December 31, 2009 and $2.5 million and $1.2 million for the years ended July 31, 2009 and 2008, respectively. The total income tax expense recognized as a component of stock-based compensation was $1.3 million for the year ended December 31, 2010, $2.6 million for the five months ended December 31, 2009 and $0.4 million and $0.3 million for the years ended July 31, 2009 and 2008, respectively.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Stock-Based Compensation (continued)

We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

		Five Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended July 31,
	2010	2009	2009	2008

Risk-free interest rate	2.18%	2.56%	2.26%	2.98%
Expected term (life) of options (in years)	5.92	6.08	6.08	6.08
Expected dividends	—	—	—	—
Expected volatility	49.41%	46.9%	53.2%	54.3%

Determining the fair value of stock-based awards at their respective grant dates requires considerable judgment, including estimating expected volatility and expected term (life). We based our expected volatility on the historical volatility of comparable public companies over the option’s expected term. We calculated our expected term based on the simplified method, which is the mid-point between the weighted-average graded-vesting term of 2.16 years and the contractual term of 10 years, resulting in 6.08 years. The simplified method was chosen as a means to determine expected term as there is limited historical option exercise experience due to our company being privately held. We derived the risk-free rate from the average yield for the five-and seven-year zero-coupon U.S. Treasury Strips. We estimate forfeitures at the grant date based on our historical forfeiture rate since the Plan’s inception and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted-average fair value of options granted was $15.66 for the year ended December 31, 2010, $9.47 for the five months ended December 31, 2009 and $6.98 and $2.49 for the years ended July 31, 2009 and 2008, respectively.

The following table summarizes information by grant date for the stock options that we granted during the preceding 12 months:

					Per Share
		Number of		Grant Date	Estimated
		Shares	Per Share	Per Share	Weighted
		Subject to	Exercise	Fair Value of	Average Fair
		Options	Price of	Our Common	Value of
	Plan	Granted	Options	Stock	Options

February 2, 2010	2001 Stock Plan	130,500	25.00	25.00	12.71
May 6, 2010	2001 Stock Plan	89,000	32.23	32.23	15.29
July 21, 2010	2010 Equity Incentive Plan	79,500	36.00	36.00	17.23
October 6, 2010	2010 Equity Incentive Plan	50,000	46.15	46.15	21.51

We granted our stock options to employees on February 2, 2010 and May 6, 2010 at exercise prices equal to the estimated fair value of the underlying common stock, as determined on a contemporaneous basis by our board of directors with input from management and an independent valuation firm. For all grants made following the completion our initial public offering in July 2010, we granted stock options at exercise prices equal to the closing price of our Class A common stock on the NYSE on the date of grant.

Stock Awards

In December 2009, our board of directors awarded 257,984 shares of common stock to our Chief Executive Officer to compensate him for past services rendered to our company. The number of shares

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Stock-Based Compensation (continued)

awarded was equal to the number of shares subject to fully vested options that unintentionally expired unexercised in June 2009. The aggregate grant date fair value of the December 2009 award was approximately $5.2 million, based on an estimated fair value of our common stock of $20.01, as determined by our board of directors on the date of the award. We recorded the aggregate grant date fair value as compensation and benefits expense on the date of the award.

Stock Option Modification

On December 11, 2008, our board of directors approved the modification of options to purchase 155,500 shares of common stock previously granted on August 12, 2008, to decrease the exercise price from $17.90 to $10.75. The stock option modification resulted in incremental stock-based compensation expense of $214,000, which we recognize ratably over the vesting period.

Option activity for the years ended July 31, 2008 and 2009, the five months ended December 31, 2009 and the year ended December 31, 2010 was as follows:

	Number	Weighted-Average	Aggregate
	of Shares	Exercise Price	Intrinsic Value
	(In thousands, except per share data)

Outstanding at July 31, 2007	4,866	1.22
Options granted	1,914	4.64
Options canceled	(163)	2.81
Options exercised	(1,822)	0.63

Outstanding at July 31, 2008	4,795	2.76
Options granted	812	11.32
Options canceled	(664)	4.24
Options exercised	(35)	3.21

Outstanding at July 31, 2009	4,908	3.88
Options granted	1,389	19.75
Options canceled	(48)	10.15
Options exercised	(562)	1.68

Outstanding at December 31, 2009	5,687	7.98
Options granted	349	32.38
Options canceled	(143)	21.38
Options exercised	(1,550)	3.61

Outstanding at December 31, 2010	4,343	11.25	$197,583

Vested or expected to vest at December 31, 2010	4,271	11.09	$194,960

Exercisable at December 31, 2010	2,538	6.40	$127,748

The total intrinsic value of options exercised was $76.8 million for the year ended December 31, 2010, $10.0 million for the five months ended December 31, 2009 and $0.3 million and $7.3 million for the years ended July 31, 2009 and 2008, respectively. Approximately 1.9 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2010.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Stock-Based Compensation (continued)

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Currently Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average	Number	Remaining	Average
	Number	Contractual	Exercise	Currently	Contractual	Exercise
Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Life (in Years)	Price

0.83-1.41	418,805	4.00	$1.20	418,805	4.00	$1.20
1.55-4.00	548,236	3.49	1.60	548,236	3.49	1.60
4.64-10.75	1,681,350	7.29	6.22	1,159,202	7.20	5.57
10.84-17.19	177,682	8.51	15.84	50,251	8.53	16.20
20.01-32.23	1,402,536	8.91	21.07	361,188	8.90	21.00
36.00-46.15	114,500	9.65	40.43	—	—	—

	4,343,109			2,537,682

Tax benefits realized from the exercise of stock options were $24.8 million for the year ended December 31, 2010, $1.9 million for the five months ended December 31, 2009 and $0 and $0.6 million for the years ended July 31, 2009 and 2008, respectively. Cash proceeds from the exercise of stock options were $5.6 million for the year ended December 31, 2010, $0.9 million for the five months ended December 31, 2009 and $0.1 million and $1.2 million for the years ended July 31, 2009 and 2008, respectively. The aggregate unrecognized compensation cost for unvested stock options issued subsequent to August 1, 2006, expected to be recognized in compensation expense in future periods was $14.3 million at December 31, 2010, and the related weighted-average period over which it is expected to be recognized was estimated at 2.8 years. No stock-based compensation expense was reflected in our consolidated statements of operations for those stock option grants issued prior to August 1, 2006. At December 31, 2010, 955,407 outstanding options were granted prior to August 1, 2006.

Stock-Based Retailer Incentive Compensation

As discussed in Note 9 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $13.4 million of stock-based retailer incentive compensation for the year ended December 31, 2010.

Note 11 —	Earnings per Common Share

We calculate EPS using the two-class method. Refer to Note 2 — Summary of Significant Accounting Policies for a discussion of the calculation of EPS. The calculation of basic EPS and diluted EPS for the

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Earnings per Common Share (continued)

year ended December 31, 2010, the five months ended December 31, 2009, and the years ended July 31, 2009 and 2008 was as follows:

			Year Ended
	Year Ended	Five Months Ended	July 31,
	December 31, 2010	December 31, 2009	2009	2008
	(In thousands, except per share data)

Basic earnings per Class A common share
Net income	$42,232	$—	$—	$—
Allocated earnings to preferred stock	(14,659)	—	—	—
Allocated earnings to other classes of common stock	(24,408)	—	—	—

Net income allocated to Class A common stockholders	3,165	—	—	—
Weighted-average Class A shares issued and outstanding	2,980	—	—	—

Basic earnings per Class A common share	$1.06	—	—	—

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	3,165	—	—	—
Allocated earnings to participating securities, net of re-allocated earnings	24,366	—	—	—
Re-allocated earnings	(231)	—	—	—

Diluted net income allocated to Class A common stockholders	27,300	—	—	—
Weighted-average Class A shares issued and outstanding	2,980	—	—	—
Dilutive potential common shares:
Class B common stock	24,796	—	—	—
Employee stock purchase plan	6	—	—	—

Diluted weighted-average Class A shares issued and outstanding	27,782	—	—	—

Diluted earnings per Class A common share	$0.98	—	—	—

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Earnings per Common Share (continued)

	Year Ended	Five Months Ended	Year Ended July 31,
	December 31, 2010	December 31, 2009	2009	2008
	(In thousands, except per share data)

Basic earnings per Class B common share
Net income	$42,232	$13,663	$37,163	$17,335
Allocated earnings and deemed dividends to preferred stock	(14,659)	(9,170)	(27,044)	(9,170)
Allocated earnings to other classes of common stock	(4,644)	—	—	—
Accretion of redeemable convertible preferred stock	—	—	(1,956)	(4,480)

Net income allocated to Class B common stockholders	22,929	4,493	8,163	3,685
Weighted-average Class B shares issued and outstanding	21,589	12,222	12,036	10,757

Basic earnings per Class B common share	$1.06	$0.37	$0.68	$0.34

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$22,929	$4,493	$8,163	$3,685
Re-allocated earnings	1,437	—	—	—

Diluted net income allocated to Class B common stockholders	24,366
Weighted-average Class B shares issued and outstanding	21,589	12,222	12,036	10,757
Dilutive potential common shares:
Stock options	3,061	2,941	2,978	2,747
Warrants	146	262	698	650

Diluted weighted-average Class B shares issued and outstanding	24,796	15,425	15,712	14,154

Diluted earnings per Class B common share	$0.98	$0.29	$0.52	$0.26

As of December 31, 2010, 1,914,072 shares of Class A common stock issued to Walmart were subject to our right to repurchase. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the year ended December 31, 2010.

We excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class B common stock, as the related performance conditions had not been satisfied.

For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Earnings per Common Share (continued)

EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended	Five Months Ended	Year Ended July 31,
	December 31, 2010	December 31, 2009	2009	2008
	(In thousands, except per share data)

Class A common stock
Options to purchase Class A common stock	22	—	—	—
Class B common stock
Options to purchase Class B common stock	11	223	97	392
Conversion of convertible preferred stock	13,803	24,942	25,674	26,763

Total options and convertible preferred stock	13,814	25,165	25,771	27,155

Note 12 —	401(k) Plan

On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which employees commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. Effective January 1, 2010, the Company elected to include a discretionary employer matching contribution equal to 50% of the first 6% of the participant’s eligible compensation as defined by the Plan. The Company’s contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $686,000 for the year ended December 31, 2010, $0 for the five months ended December 31, 2009 and $58,000 and $8,000 for the years ended July 31, 2009 and 2008, respectively.

Note 13 —	Commitments and Contingencies

We lease approximately 80,000 square feet of office space at our headquarters in Monrovia, California, pursuant to a noncancelable lease agreement for approximately 53,000 square feet that expires, as to approximately 4,000 square feet, in December 2011 and, as to the remainder, in September 2012 and sub-lease agreements for a total of approximately 27,000 square feet that expire in December 2011. Our total rental expense for these leases amounted to $1.8 million for the year ended December 31, 2010, $0.6 million for the five months ended December 31, 2009, and $1.4 million and $1.2 million for the years ended July 31, 2009 and 2008, respectively.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies (continued)

At December 31, 2010, the minimum aggregate rental commitment under all non-cancelable operating leases was:

Year Ending December 31,	(In thousands)

2011	$2,212
2012	1,324
2013	239
2014	160
Thereafter	311

4,246

We have various agreements with vendors and retail distributors that include future minimum annual payments. At December 31, 2010, the minimum aggregate commitment under these agreements was:

Year Ending December 31,	(In thousands)

2011	27,201
2012	6,457
2013	2,408
2014	—
Thereafter	—

36,066

In the event we terminate our processing services agreement for convenience, we are required to pay a single lump sum equal to any minimum payments remaining on the date of termination.

We have retained outside regulatory counsel to survey and monitor the laws of all 50 states to identify state laws or regulations that apply to prepaid debit cards and other stored value products. Many state laws do not specifically address stored value products and what, if any, legal or regulatory requirements (including licensing) apply to the sale of these products. We have obtained money transmitter licenses (or similar such licenses) where applicable, based on advice of counsel or when we have been requested to do so. If we were found to be in violation of any laws and regulations governing banking, money transmitters, electronic fund transfers, or money laundering in the United States or abroad, we could be subject to penalties or could be forced to change our business practices.

In the ordinary course of business, we are a party to various legal proceedings. We review these actions on an ongoing basis to determine whether it is probable that a loss has occurred and use that information when making accrual and disclosure decisions. We have not established reserves or possible ranges of losses related to these proceedings because, at this time in the proceedings, the matters do not relate to a probable loss and/or the amounts are not reasonably estimable.

From time to time we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to (i) contracts with our card issuing banks, under which we are responsible to them for any unrecovered overdrafts on cardholders’ accounts; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the premises, (iii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify these persons for liabilities arising out of their relationship with us, (iv) contracts under which we may be required to indemnify our retail distributors, suppliers, vendors and other parties

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies (continued)

with whom we have contracts against third-party claims that our products infringe a patent, copyright, or other intellectual property right claims arising from our acts, omissions, or violation of law.

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. With the exception of overdrafts on cardholders’ accounts, historically, we have not been required to make payments under these and similar contingent obligations, and no liabilities have been recorded for these obligations in our consolidated balance sheets. For additional information regarding overdrafts on cardholders’ accounts, refer to Note 3 — Accounts Receivable.

Note 14 —	Significant Customer Concentrations

A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.

Revenues derived from our products sold at Walmart and our three other largest retail distributors, as a group, represented approximately 63% and 20%, respectively, of our total operating revenues for the year ended December 31, 2010, 66% and 23%, respectively, for the five months ended December 31, 2009, 56% and 27%, respectively, for the year ended July 31, 2009 and 39% and 41%, respectively, for the year ended July 31, 2008. Revenues derived from our products sold at Walmart and our three other largest retail distributors, as a group, represented approximately 64% and 18%, respectively, of our total operating revenues, excluding stock-based retailer incentive compensation, for the year ended December 31, 2010. In determining the customer concentration, we attributed new card fees and cash transfer revenues to the retail distributor where the sale of the new cards and cash transfer products occurred.

The concentration of GPR cards activated (in units) for Walmart and our three other largest retail distributors, in the aggregate, was 84%, 94%, 95% and 94% for the year ended December 31, 2010, the five months ended December 31, 2009 and the years ended July 31, 2009 and 2008, respectively. The concentration of sales of cash transfer products (in units) for these retail distributors, in the aggregate, was 93%, 93%, 92% and 89% for the year ended December 31, 2010, the five months ended December 31, 2009 and the years ended July 31, 2009 and 2008, respectively.

Settlement assets attributable to Walmart and our three other largest retail distributors, as a group, comprised 26% and 31%, respectively, of the settlement assets recorded on our consolidated balance sheet as of December 31, 2010 and 81% and 15%, respectively, as of December 31, 2009. As a result of entering into our amended agreement with Walmart, we changed the manner in which customer funds for certain products sold at Walmart are settled, eliminating the need to record settlement assets and liabilities related to these products. This change resulted in a significant reduction in our settlement assets and settlement obligations associated with Walmart and GE Money Bank, respectively.

During the year ended December 31, 2010, the five months ended December 31, 2009, and the years ended July 31, 2009 and 2008, the majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Significant Customer Concentrations (continued)

obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.

Note 15 —	Business Combination

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

As of December 31, 2010, regulatory approval of our proposed bank acquisition was still pending.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of our quarterly financial information for each of the four quarters ended December 31, 2010 and 2009.

	Q4	Q3	Q2	Q1
	(In thousands, except per share data)

2010
Total operating revenues	$91,847	$88,904	$90,318	$92,819
Total operating expenses	79,190	73,481	73,164	68,734
Operating income	12,657	15,423	17,154	24,085
Interest income, net	92	88	84	49
Income before income taxes	12,749	15,511	17,238	24,134
Income tax expense	4,811	6,540	4,730	11,319
Net income	$7,938	$8,971	$12,508	$12,815
Earnings per share:
Basic
Class A common stock	$0.19	$0.22	$0.32	—
Class B common stock	$0.19	$0.22	$0.32	$0.34
Diluted
Class A common stock	$0.18	$0.20	$0.29	—
Class B common stock	$0.18	$0.20	$0.29	$0.27
2009
Total operating revenues	$69,562	$65,318	$62,890	$60,740
Total operating expenses	57,881	47,386	41,352	42,332
Operating income	11,681	17,932	21,538	18,408
Interest income, net	77	61	68	47
Income before income taxes	11,758	17,993	21,606	18,455
Income tax expense	4,903	7,522	9,073	7,749
Net income	$6,855	$10,471	$12,533	$10,706
Earnings per share:
Basic	$0.18	$0.28	$0.33	$0.29
Diluted	$0.15	$0.22	$0.25	$0.22

ITEM 9	Changes in and Disagreement With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls — Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Exemption from Management’s Report on Internal Control Over Financial Reporting for 2010 — This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B	Other Information

None.

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 11	Executive Compensation

The information required by this Item is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 12	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 14	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

PART IV

ITEM 15	Exhibits and Financial Statement Schedules

(a)

The following documents are filed as exhibits to this report:

1. Financial Statements

The Index to Consolidated Financial Statements in Item 8 of this report is incorporated herein by reference as the list of financial statements required as part of this report.

2. Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits: The following exhibits are filed as part of or furnished with this annual report as applicable:

The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DOT CORPORATION

Date: February 25, 2011	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Steven W. Streit, John C. Ricci and John L. Keatley, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: February 25, 2011	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President and Chief Executive Officer

Date: February 25, 2011	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2011	By:	/s/ Simon M. Heyrick
		Name:	Simon M. Heyrick
		Title:	Chief Accounting Officer (Principal Accounting Officer)

Date: February 25, 2011	By:	/s/ Kenneth C. Aldrich
		Name:	Kenneth C. Aldrich
		Title:	Director

Date: February 25, 2011	By:	/s/ Timothy R. Greenleaf
		Name:	Timothy R. Greenleaf
		Title:	Director

Date: February 25, 2011	By:	/s/ Virginia L. Hanna
		Name:	Virginia L. Hanna
		Title:	Director

Date: February 25, 2011	By:	/s/ Michael J. Moritz
		Name:	Michael J. Moritz
		Title:	Director

Date: February 25, 2011	By:	/s/ William H. Ott, Jr.
		Name:	William H. Ott, Jr.
		Title:	Director

Date: February 25, 2011	By:	/s/ W. Thomas Smith, Jr.
		Name:	W. Thomas Smith, Jr.
		Title:	Director

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

3.1		Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02
3.2		Amended and Restated Bylaws of the Registrant.	S-1(A4)	June 29, 2010	3.04
4.1		Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A4)	June 29, 2010	4.01
4.2		First Amendment to Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A7)	July 19, 2010	4.02
10.1		Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01
10	.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02
10	.3*	2010 Equity Incentive Plan and forms of notice of stock option grant, stock option award agreement, notice of restricted stock award, restricted stock agreement, notice of stock bonus award, stock bonus award agreement, notice of stock appreciation right award, stock appreciation right award agreement, notice of restricted stock unit award, restricted stock unit award agreement, notice of performance shares award and performance shares agreement.	S-1(A4)	June 29, 2010	10.03
10.4		Lease Agreement between Registrant and Foothill Technology Center, dated July 8, 2005, as amended on August 21, 2008 and July 30, 2009.	S-1	February 26, 2010	10.04
10.5		Third Amendment to Lease Agreement between Registrant and Foothill Technology center, dated May 24, 2010.				X
10	.6†	Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, Inc., Wal-Mart Stores, L.P. and GE Money Bank.	S-1(A6)	July 13, 2010	10.05
10	.7†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended.	S-1(A6)	July 13, 2010	10.06
10	.8†	Program Agreement, dated as of November 1, 2009, by and between the Registrant and Columbus Bank and Trust Company.	S-1(A6)	July 13, 2010	10.07
10	.9†	Agreement for Services, dated as of September 1, 2009, by and between the Registrant and Total System Services, Inc.	S-1(A6)	July 13, 2010	10.08
10	.10†	Master Services Agreement, dated as of May 28, 2009, by and between the Registrant and Genpact International, Inc.	S-1(A6)	July 13, 2010	10.09
10.11		Amendment No. 1 to Master Services Agreement, dated as of November 3, 2010, by and between the Registrant and Genpact International, Inc.				X
10.12		Sixth Amended and Restated Loan and Line of Credit Agreement between Columbus Bank and Trust Company and Registrant, dated March 24, 2010.	S-1(A2)	April 26, 2010	10.10

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

10	.13*	Offer letter to William D. Sowell from the Registrant, dated January 28, 2009.	S-1	February 26, 2010	10.11
10	.14*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12
10	.15*	FY2009 Management Cash Incentive Compensation Plan.	S-1	February 26, 2010	10.13
10	.16*	Description of FY2010 Management Cash Incentive Compensation Plan.	S-1(A3)	June 2, 2010	10.14
10.17		Warrant to purchase shares of common stock of the Registrant	S-1(A6)	July 13, 2010	10.15
10.18		Class A Common Stock Issuance Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A6)	July 13, 2010	10.17
10.19		Voting Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A4)	June 29, 2010	10.18
10	.20*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19
10.21		Standard Sublease, dated January 12, 2010, between the Registrant and Telscape Communications, Inc., as amended.	10-Q	November 3, 2010	10.01
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.				X
24.1		Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X
31.1		Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/				X
31.2		Certification of John L. Keatley, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1		Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2		Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates management contract or compensatory plan or arrangement.

†	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.