Form 10-Q
period 2011-03-31
GREEN DOT CORP
filed 2011-05-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 24,696,115 shares of Class A common stock, par value $.001 per share, and 17,335,837 shares of Class B common stock, par value $.001 per share, outstanding as of April 30, 2011.

GREEN DOT CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

		December 31,
	March 31, 2011	2010
	(Unaudited)
	(in thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$192,736	$167,503
Investment securities, available-for-sale	7,983	—
Settlement assets	19,133	19,968
Accounts receivable, net	30,871	33,412
Prepaid expenses and other assets	8,414	8,608
Income tax receivable	8,670	15,004
Net deferred tax assets	4,937	5,398

Total current assets	272,744	249,893
Restricted cash	10,294	5,135
Accounts receivable, net	2,452	2,549
Prepaid expenses and other assets	704	643
Property and equipment, net	19,659	18,034
Deferred expenses	7,976	9,504

Total assets	$313,829	$285,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,259	$17,625
Settlement obligations	19,133	19,968
Amounts due to card issuing banks for overdrawn accounts	38,238	35,068
Other accrued liabilities	24,375	21,633
Deferred revenue	14,677	17,214

Total current liabilities	116,682	111,508

Other accrued liabilities	3,634	3,737
Deferred revenue	38	44
Net deferred tax liabilities	5,010	5,338

Total liabilities	125,364	120,627

Stockholders’ equity:

Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2011 and December 31, 2010; 23,906 and 14,762 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	22	13
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of March 31, 2011 and December 31, 2010; 18,109 and 27,091 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	18	27
Additional paid-in capital	106,068	95,433
Retained earnings	82,359	69,658
Accumulated other comprehensive loss	(2)	—

Total stockholders’ equity	188,465	165,131

Total liabilities and stockholders’ equity	$313,829	$285,758

See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Operating revenues:
Card revenues	$54,324	$42,158
Cash transfer revenues	31,149	22,782
Interchange revenues	37,714	27,879
Stock-based retailer incentive compensation	(5,880)	—

Total operating revenues	117,307	92,819

Operating expenses:
Sales and marketing expenses	42,539	26,039
Compensation and benefits expenses	21,137	16,260
Processing expenses	19,733	14,680
Other general and administrative expenses	13,393	11,755

Total operating expenses	96,802	68,734

Operating income	20,505	24,085
Interest income	103	72
Interest expense	(1)	(23)

Income before income taxes	20,607	24,134
Income tax expense	7,906	11,319

Net income	$12,701	$12,815
Dividends, accretion, and allocated earnings of preferred stock	—	(8,444)

Net income allocated to common stockholders	$12,701	$4,371

Basic earnings per common share:
Class A common stock	$0.30	$—

Class B common stock	$0.30	$0.34

Basic weighted-average common shares issued and outstanding
Class A common stock	17,525	—

Class B common stock	22,537	12,913

Diluted earnings per common share:
Class A common stock	$0.29	$—

Class B common stock	$0.29	$0.27

Diluted weighted-average common shares issued and outstanding
Class A common stock	42,481	—

Class B common stock	24,945	15,982

See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating activities
Net income	$12,701	$12,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,531	1,563
Provision for uncollectible overdrawn accounts	13,398	9,091
Employee stock-based compensation	1,861	1,842
Stock-based retailer incentive compensation	5,880	—
Provision for uncollectible trade receivables	4	8
Impairment of capitalized software	232	13
Deferred income taxes	107	—
Excess tax benefits from exercise of options	(1,363)	—
Changes in operating assets and liabilities:
Settlement assets	835	11,777
Accounts receivable, net	(10,764)	(9,371)
Prepaid expenses and other assets	108	1,062
Deferred expenses	1,528	2,064
Accounts payable and accrued liabilities	6,303	1,126
Settlement obligations	(835)	(11,777)
Amounts due issuing bank for overdrawn accounts	3,170	4,895
Deferred revenue	(2,543)	(1,755)
Income tax payable/receivable	7,723	10,108

Net cash provided by operating activities	40,876	33,461

Investing activities
Purchases of available-for-sale securities	(7,985)	—
(Increase) decrease in restricted cash	(5,159)	9,976
Payments for acquisition of property and equipment	(5,393)	(2,907)

Net cash (used in) provided by investing activities	(18,537)	7,069

Financing activities
Proceeds from exercise of warrants and options	1,531	300
Excess tax benefits from exercise of options	1,363	—

Net cash provided by financing activities	2,894	300

Net increase in unrestricted cash and cash equivalents	25,233	40,830
Unrestricted cash and cash equivalents, beginning of year	167,503	56,303

Unrestricted cash and cash equivalents, end of period	$192,736	$97,133

Cash paid for interest	$—	$20
Cash paid for income taxes	$76	$1,210
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
     We market our cards and financial services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by third-party issuing banks, and we have relationships with several card issuers, including GE Money Bank and CB&T, a division of Synovus Bank. We also have distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, Meijer and Radio Shack, and with various industry resellers, such as Incomm and PaySpot. We refer to participating retailers collectively as our “retail distributors.”
Note 2— Summary of Significant Accounting Policies
Basis of Presentation
     We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. We have eliminated all significant intercompany balances and transactions in consolidation.
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
Unaudited Interim Financial Statements
     The accompanying unaudited March 31, 2011 consolidated balance sheet, consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and the notes required by GAAP for complete financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at March 31, 2011, the results of our operations for the three-month periods ended March 31, 2011 and 2010, and our cash flows for the three-month periods ended March 31, 2011 and 2010. Our results of operations for the three-month periods ended March 31, 2011 and 2010 are not necessarily indicative of future results.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2— Summary of Significant Accounting Policies (Continued)
Employee Stock-Based Compensation
     We record employee stock-based compensation expense using the fair value method of accounting. For stock options and stock purchases under our ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, we base compensation expense on the estimated fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
     For additional information, refer to Note 7— Stock-Based Compensation.
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
     For additional information, refer to Note 5 — Income Taxes.
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
     For additional information, refer to Note 8— Earnings Per Common Share.
Fair Value of Financial Instruments
     Our financial instruments consist principally of unrestricted cash and cash equivalents, investment securities, restricted cash, settlement assets and obligations, accounts receivable, certain other assets, accounts payable, and other accrued liabilities. These financial instruments, with the exception of investment securities, are short-term, and, accordingly, we believe their carrying amounts approximate their respective fair values. For additional information, refer to Note 3—Investment Securities.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. This ASU impacts disclosures only. We adopted this guidance in the first quarter of 2011.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3— Investment Securities
     The following table presents the amortized cost, gross unrealized gains and losses and fair value for investments securities aggregated by major security type:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in thousands)
March 31, 2011
Commercial paper	$4,985	$—	$(3)	$4,982
Corporate bonds	3,000	1	—	3,001

	$7,985	$1	$(3)	$7,983

     We had no investment securities as of December 31, 2010. We did not record any impairment losses during the three months ended March 31, 2011 because we expect to recover, at maturity, the full value of our high-credit quality investment securities.
     We classify our investment securities as available-for-sale and report them at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders’ equity, net of tax. We classify investment securities with original maturities greater than 90 days, but less than or equal to 365 days as current assets.
     Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
     Level 1 – Quoted prices in active markets for identical assets or liabilities.
     Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
     Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
     The following table is a summary of our assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Fair value
	(in thousands)
March 31, 2011
Commercial paper	$—	$4,982	$—	$4,982
Corporate bonds	—	3,001	—	3,001

	$—	$7,983	$—	$7,983

We had no assets measured at fair value on a recurring basis as of December 31, 2010. We based the fair value of our investment securities on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2011.
Note 4— Accounts Receivable
     Accounts receivable, net consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Overdrawn account balances due from cardholders	$20,911	$17,560
Reserve for uncollectible overdrawn accounts	(14,293)	(11,823)

Net overdrawn account balances due from cardholders	6,618	5,737

Trade receivables	627	968
Reserve for uncollectible trade receivables	(6)	(3)

Net trade receivables	621	965

Receivables due from card issuing banks	24,421	27,588
Other receivables	1,663	1,671

Accounts receivable, net	$33,323	$35,961

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4— Accounts Receivable (Continued)
     Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$11,823	$7,460
Provision for uncollectible overdrawn accounts:
Fees	12,055	8,556
Purchase transactions	1,343	535
Charge-offs	(10,928)	(6,820)

Balance, end of period	$14,293	$9,731

Note 5— Income Taxes
     Income tax expense for the three-month periods ended March 31, 2011 and 2010 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and our actual income tax expense was as follows:

	Three Months Ended March 31,
	2011	2010
U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	1.4	6.0
Non-deductible offering costs	—	4.5
Other	2.0	1.4

Income tax expense	38.4%	46.9%

     The effective tax rates for the periods above differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit. For the three months ended March 31, 2010, our effective tax rate was adversely impacted by a discrete item related to non-deductible offering costs of $2.7 million recognized in this period. Excluding the impact of this discrete item, our effective tax rate would have been 42.3%.
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
Note 6—Stockholders’ Equity
     In March 2010, our board of directors amended our Certificate of Incorporation to adopt a dual class structure for our common stock. The two classes of common stock are Class A common stock and Class B common stock. Upon adoption, all of our common stock outstanding converted to Class B common stock. In July 2010, we filed a restated Certificate of Incorporation that increased the number of authorized Class A and Class B common stock from 75,000,000 shares each to 100,000,000 shares each and reduced the number of authorized shares of preferred stock from 25,553,267 to 5,000,000.
Shares Subject to Repurchase
     In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. We have also granted Walmart registration rights for all of its shares of our Class A common stock that are no longer subject to our repurchase right. In connection with the share issuance, Walmart entered into an agreement to vote its shares in proportion to the way the rest of our stockholders vote their shares. As of March 31, 2011, 1,803,642 shares of Class A common stock issued to Walmart were subject to our repurchase right.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6—Stockholders’ Equity (Continued)
Comprehensive Income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$12,701	$12,815
Other comprehensive income:
Unrealized loss on investment securities available-for-sale, net	(2)	—

Total comprehensive income	$12,699	$12,815

Note 7— Stock-Based Compensation
Employee Stock-Based Compensation
     We granted options to purchase 106,800 shares of our Class A common stock under our 2010 Equity Incentive Plan to our officers, employees, and outside directors during the three months ended March 31, 2011 with an exercise price of $55.52 per share and a grant-date fair value of $26.50 per share. We granted options to purchase 130,500 shares of our Class B common stock under our 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan, to our officers, employees, and outside directors during the three months ended March 31, 2010 with a weighted-average exercise price of $25.00 per share and a weighted-average grant-date fair value of $12.79 per share.
     We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.31%	2.50%
Expected term (life) of options (in years)	6.08	5.80
Expected dividends	—	—
Expected volatility	47.0%	52.3%
     The total stock-based compensation expense recognized was $1.9 million, including $0.2 million related to our 2010 Employee Stock Purchase Plan, and $1.8 million for the three-month periods ended March 31, 2011 and 2010, respectively.
Stock-Based Retailer Incentive Compensation
     As discussed in Note 6 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $5.9 million of stock-based retailer incentive compensation for the three months ended March 31, 2011.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8— Earnings per Common Share
     We calculate EPS using the two-class method. Refer to Note 2 — Summary of Significant Accounting Policies for a discussion of the calculation of EPS. The calculation of basic EPS and diluted EPS was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$12,701	$—
Allocated earnings to preferred stock	—	—
Allocated earnings to other classes of common stock	(7,393)	—

Net income allocated to Class A common stockholders	5,308	—
Weighted-average Class A shares issued and outstanding	17,525	—

Basic earnings per Class A common share	$0.30	$—

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$5,308	—
Allocated earnings to participating securities, net of re-allocated earnings	7,143	—
Re-allocated earnings	(286)	—

Diluted net income allocated to Class A common stockholders	12,165	—
Weighted-average Class A shares issued and outstanding	17,525	—
Dilutive potential common shares:
Class B common stock	24,945	—
Stock options	3	—
Employee stock purchase plan	8	—

Diluted weighted-average Class A shares issued and outstanding	42,481	—

Diluted earnings per Class A common share	$0.29	$—

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$12,701	$12,815
Allocated earnings and deemed dividends to preferred stock	—	(8,444)
Allocated earnings to other classes of common stock	(5,875)	—

Net income allocated to Class B common stockholders	6,826	4,371
Weighted-average Class B shares issued and outstanding	22,537	12,913

Basic earnings per Class B common share	$0.30	$0.34

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$6,826	$4,371
Re-allocated earnings	317	—

Diluted net income allocated to Class B common stockholders	7,143	4,371
Weighted-average Class B shares issued and outstanding	22,537	12,913
Dilutive potential common shares:
Stock options	2,408	2,801
Warrants	—	268

Diluted weighted-average Class B shares issued and outstanding	24,945	15,982

Diluted earnings per Class B common share	$0.29	$0.27

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8— Earnings per Common Share (Continued)
     As of March 31, 2011, 1,803,642 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three months ended March 31, 2011.
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
     For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Class A common stock
Options to purchase Class A common stock	65	—

Class B common stock
Options to purchase Class B common stock	—	171
Conversion of convertible preferred stock	—	24,942

Total options and convertible preferred stock	—	25,113

Note 9— Significant Customer Concentrations
     A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
     Revenues derived from our products sold at Walmart and our three other largest retail distributors, as a group, represented approximately 58% and 17%, respectively, of our total operating revenues for the three months March 31, 2011 and 63% and 20%, respectively, for the three months ended March 31, 2010. Revenues derived from our products sold at Walmart and our three other largest retail distributors, as a group, represented approximately 60% and 16%, respectively, of our total operating revenues, excluding stock-based retailer incentive compensation, for the three months ended March 31, 2011. In determining the customer concentration, we attributed new card fees and cash transfer revenues to the retail distributor where the sale of the new cards and cash transfer products occurred.
     The concentration of GPR cards activated (in units) for Walmart and our three other largest retail distributors, in the aggregate, was 71% and 79% for the three-month periods ended March 31, 2011 and 2010, respectively. The concentration of sales of cash transfer products (in units) for these retail distributors, in the aggregate, was 91% and 92% for the three-month periods ended March 31, 2011 and 2010, respectively.
     Settlement assets attributable to Walmart and our three other largest retail distributors, as a group, comprised 29% and 37%, respectively, of the settlement assets recorded on our consolidated balance sheet as of March 31, 2011 and 26% and 31%, respectively, as of December 31, 2010. As a result of entering into our amended agreement with Walmart, we changed the manner in which customer funds for certain products sold at Walmart are settled, eliminating the need to record settlement assets and liabilities related to these products. This change resulted in a significant reduction in our settlement assets and settlement obligations associated with Walmart and GE Money Bank, respectively.
     During the three-month periods ended March 31, 2011 and 2010, the majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.
Note 10— Business Combination
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
     As of March 31, 2011, regulatory approval of our proposed bank acquisition was still pending.

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
     Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 2.21 million and 1.79 million GPR cards in the three-month periods ended March 31, 2011 and 2010, respectively.
     Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 7.98 million and 5.93 million MoneyPak and POS swipe reload transactions for the three-month periods ended March 31, 2011 and 2010, respectively.
     Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.28 million and 3.37 million active cards outstanding as of March 31, 2011 and 2010, respectively.
     Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.6 billion and $2.8 billion for the three-month periods ended March 31, 2011 and 2010, respectively.
     Net income for the three months ended March 31, 2011 was $12.7 million as compared to $12.8 million for the corresponding period in 2010. Results for the three months ended March 31, 2011 were favorably impacted by increases in card revenues, cash transfer revenues and interchange revenues primarily due to period-over-period growth in all of our key metrics described above. This growth was driven in part by an increasing number of customers who fund their cards via direct deposit, which we refer to as direct deposit customers, and a larger number of taxpayers electing to receive their tax refunds via direct deposit on our cards, in each case as compared to the first quarter of 2010.
     Our results of operations for the three months ended March 31, 2011 were adversely impacted by stock-based retailer incentive compensation recognized and by increases in our total operating expenses. Total operating expenses increased due to increased sales commission percentages that we pay to Walmart, increased sales commission paid to our retail distributors resulting from a higher number of GPR cards activated and cash transfers sold and growth in our headcount and infrastructure. In May 2010, the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program increased to an estimated 22% from less than 8% in the first quarter of 2010 and, as described under “— Key components of our results of operations — Operating revenues — Stock-based retailer incentive compensation” below, we began recording the fair value of certain shares of Class A common stock issued to Walmart in May 2010 as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. The Walmart MoneyCard program currently accounts for approximately 87% of the total operating revenues that we derive from products sold at Walmart.
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
     Stock-based retailer incentive compensation — In May 2010, we issued to Walmart 2,208,552 shares of our Class A common stock, subject to our right to repurchase them at $0.01 per share upon a qualifying termination of our prepaid card program agreement with Walmart and GE Money Bank. We recognize each month the fair value of the 36,810 shares issued to Walmart for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock (and we would be required to recognize the fair value of all shares still subject to repurchase if there were an early expiration of our right to repurchase). We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. In addition, it is possible that, in the future, a warrant to purchase Class B common stock will vest and become exercisable upon the achievement of certain performance goals by PayPal. If this warrant vests, we will need to determine its fair value on the vesting date using an option pricing model, such as Black-Scholes, and will record that value as additional contra-revenue.
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
     We generally recover overdrawn account balances from those GPR cardholders that perform a reload transaction. In addition, we recover some purchase transaction overdrafts through enforcement of payment network rules, which allow us to recover the amounts from the merchant where the purchase transaction was conducted. However, we are exposed to losses from unrecovered GPR cardholder account overdrafts. The probability of recovering these amounts is primarily related to the number of days that have elapsed since an account had activity, such as a purchase, ATM transaction or fee assessment. Generally, we recover 50-60% of overdrawn account balances in accounts that have had activity in the last 30 days, less than 15% in accounts that have had activity in the last 30 to 60 days, and less than 10% when more than 60 days have elapsed.
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
     Overdrafts due to maintenance fee assessments comprised approximately 90% of our total overdrawn account balances due from cardholders for the three months ended March 31, 2011. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to two maintenance fees, currently $6.00 for the Walmart MoneyCard and $11.90 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related reserve for uncollectible overdrawn accounts, as a component of card revenues in our consolidated statements of operations.
     We include our reserve for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations.
     Our recovery rates may change in the future in response to factors such as the pricing of reloads and new cards and the availability of substitute products.
Employee Stock-Based Compensation
     We record employee stock-based compensation expense using the fair value method of accounting. For stock options and stock purchases under the ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, we base compensation expense on the estimated fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
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
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. This ASU impacts disclosures only. We adopted this guidance in the first quarter of 2011.
Comparison of Three-Month Periods Ended March 31, 2011 and 2010
Operating Revenues
     The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues as well as contra-revenue items:

	Three Months Ended March 31,
	2011		2010
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues	$54,324	46.3%	$42,158	45.4%
Cash transfer revenues	31,149	26.6	22,782	24.5
Interchange revenues	37,714	32.1	27,879	30.1
Stock-based retailer incentive compensation	(5,880)	(5.0)	—	—

Total operating revenues	$117,307	100.0%	$92,819	100.0%

     Card Revenues — Card revenues totaled $54.3 million for the three months ended March 31, 2011, an increase of $12.1 million, or 29%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 23% in the number of GPR cards activated and 27% in the number of active cards in our portfolio. This growth was driven by a variety of factors including growth in the number of our cards sold through our established distribution channels and expansion through our online distribution channel.
     Cash Transfer Revenues — Cash transfer revenues totaled $31.1 million for the three months ended March 31, 2011, an increase of $8.3 million, or 36%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 35% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.
     Interchange Revenues — Interchange revenues totaled $37.7 million for the three months ended March 31, 2011, an increase of $9.8 million, or 35%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio and 62% in gross dollar volume, driven by the factors discussed above under “Card Revenues,” and an increase in the average transactional volume of the active cards in our portfolio. We expect to experience seasonality in our interchange revenues during 2011, as we believe that gross dollar volume loaded to our cards will be higher during the first six months of 2011, as compared to the second half of the year, due to taxpayers electing to receive their tax refunds via direct deposit on our cards.
     Stock-based retailer incentive compensation — Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended March 31, 2011. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $5.9 million of stock-based retailer incentive compensation.

Operating Expenses
     The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2011		2010
		% of Total		% of Total
		Operating		Operating
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$42,539	36.3%	$26,039	28.1%
Compensation and benefits expenses	21,137	18.0	16,260	17.5
Processing expenses	19,733	16.8	14,680	15.8
Other general and administrative expenses	13,393	11.4	11,755	12.7

Total operating expenses	$96,802	82.5%	$68,734	74.1%

     Sales and Marketing Expenses — Sales and marketing expenses totaled $42.5 million for the three months ended March 31, 2011, an increase of $16.5 million, or 63%, from the comparable period in 2010. The increase was primarily the result of a $14.6 million increase in sales commissions due largely to increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement in May 2010. The increase in sales and marketing expenses was also due to a $1.5 million increase in advertising and marketing expenses, as we increased our television and online advertising over the comparable period in 2010.
     Compensation and Benefits Expenses — Compensation and benefits expenses totaled $21.1 million for the three months ended March 31, 2011, an increase of $4.8 million, or 29%, from the comparable period in 2010. This increase was primarily the result of a $2.8 million increase in employee compensation and benefits. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations and assumed the reporting requirements and compliance obligations of a public company. The increase in compensation and benefits expenses was also due to a $2.1 million increase in third-party call center contractor expenses as the number of active cards in our portfolio and associated call volumes increased during the three months ended March 31, 2011. Our employee stock-based compensation remained consistent with the comparable period in 2010.
     Processing Expenses — Processing expenses totaled $19.7 million for the three months ended March 31, 2011, an increase of $5.0 million, or 34%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio and 62% in gross dollar volume. The increase in processing expense was also due to a $2.2 million increase in ATM processing fees as the volume of ATM transactions increased during the three months ended March 31, 2011.
     Other General and Administrative Expenses — Other general and administrative expenses totaled $13.4 million for the three months ended March 31, 2011, an increase of $1.6 million, or 14%, from the comparable period in 2010. The increase in other general and administrative expenses was primarily the result of modest increases in depreciation and amortization of property and equipment, transaction losses, and other general expenses. These increases were partially offset by a decrease of $2.6 million in professional service expenses. During the three months ended March 31, 2010, we incurred professional services expenses in connection with our initial public offering, which was completed in July 2010.

Income Tax Expense
     The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2011	2010
U.S. federal income tax	35.0%	35.0%
State income taxes, net of federal benefit	1.4	6.0
Non-deductible offering costs	—	4.5
Other	2.0	1.4

Income tax expense (benefit)	38.4%	46.9%

     Our income tax expense decreased by $3.4 million to $7.9 million in the three months ended March 31, 2011 from the comparable period in 2010, and our effective tax rate decreased 8.5% from 46.9% to 38.4% primarily due to non-deductible expenses related to our initial public offering recognized in the three months ended March 31, 2010 and a lower effective state tax rate in the three months ended March 31, 2011. The lower effective state tax rate was the result of certain enacted tax law changes that became effective as of January 1, 2011.
Liquidity and Capital Resources
     The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2011	2010
Total cash provided by (used in)
Operating activities	$40,876	$33,461
Investing activities	(18,537)	7,069
Financing activities	2,894	300

Increase in unrestricted cash and cash equivalents	$25,233	$40,830

     In the three-month periods ended March 31, 2011 and 2010, we financed our operations primarily through our cash flows from operations. At March 31, 2011, our primary source of liquidity was unrestricted cash and cash equivalents totaling $192.7 million.
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
Cash Flows from Operating Activities
     Our $40.9 million of net cash provided by operating activities in the three months ended March 31, 2011 principally resulted from $12.7 million of net income and adjustments for non-cash operating expenses of $22.7 million. Our $33.5 million of net cash provided by operating activities in the three months ended March 31, 2010 principally resulted from $12.8 million of net income and adjustments for non-cash operating expenses of $12.5 million.
Cash Flows from Investing Activities
     Our $18.5 million of net cash used in investing activities in the three months ended March 31, 2011 reflects purchases of investment securities of $8.0 million, payments for acquisition of property and equipment of $5.4 million and an increase in restricted cash of $5.2 million. In March 2011, we increased our cash collateral requirements on our line of credit from $5.0 million to $10.0 million. We present our cash collateral requirements on our consolidated balance sheets as restricted cash. Our $7.1 million of net cash provided by investing activities in the three months ended March 31, 2010 reflects a decrease in restricted cash of $10.0 million offset by payments for acquisition of property and equipment of $2.9 million. In March 2010, we reduced our cash collateral requirements on our line of credit from $15.0 million to $5.0 million.
Cash Flows from Financing Activities
     Our $2.9 million of net cash provided by financing activities in the three months ended March 31, 2011 was the result of excess tax benefits and proceeds from the exercise of stock options. Our $0.3 million of net cash provided by financing activities for the three months ended March 31, 2010 was the result of proceeds from the exercise of stock options.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the potential for economic losses from changes in market factors such as foreign currency exchange rates, credit, interest rates and equity prices. We believe that we have limited exposure to risks associated with changes in foreign currency exchange rates, interest rates and equity prices. We have no foreign operations, and we do not transact business in foreign currencies. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. We do not consider our cash and cash equivalents or our investment securities to be subject to significant interest rate risk due to their short duration.
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
     Our exposure to credit risk associated with our retail distributors is mitigated due to the short time period, currently an average of three days that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor. We monitor each retail distributor’s settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. The management Enterprise Risk Management Committee is responsible for monitoring our retail distributor exposure and assigning credit limits and reports regularly to the audit committee of our board of directors.
ITEM 4. Controls and Procedures
     Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 28, 2011.
Risks Related to Our Business
     Our growth rates may decline in the future.
     In recent quarters, our operating income, net income and the rate of growth of our operating revenues have fluctuated, and in the second and third quarter of 2010, sequential growth was negative. Accordingly, there can be no assurance that we will be able to continue our historical growth rates in future periods, and we would expect seasonal or other influences and fluctuations in stock-based retailer incentive compensation caused by variations in our stock price to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. In particular, our results for the three months ended March 31, 2011 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards. As a result, consistent with our experience in 2010, we expect total operating revenues to be higher during the first half of 2011, as compared to the second half of the year.
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
     Operating revenues derived from sales at Walmart and from our three other largest retail distributors, as a group, represented 58% and 17%, respectively, of our total operating revenues and 60% and 16%, respectively, of our total operating revenues, excluding stock-based retailer incentive compensation, during the three months ended March 31, 2011, and the loss of operating revenues from any of these retail distributors would adversely affect our business.
     Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 58% and 17%, respectively, in the three months ended March 31, 2011. We do not expect our 2011 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the three months ended March 31, 2011, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
     Our contracts with these retail distributors have terms that expire at various dates between 2012 and 2015, but they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of GE Money Bank or us, or our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.

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
     Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:
•	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	reductions in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors and network acceptance members;

•	the timing of commencement of new initiatives that cause us to expand into new distribution channels, such as our recently-announced payroll initiative, and the length of time we must invest in those channels before they generate material operating revenues;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party service provider costs;

•	volatility in the trading price of our Class A common stock, which may lead to higher stock-based compensation expenses or fluctuations in the valuations of vesting equity that cause variations in our stock-based retailer incentive compensation; and

•	changes in the political or regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.
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
     Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. For example, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance, including monitoring for possible violations of laws by the businesses that participate in our reload network. Failure by us or those businesses to comply with the laws and regulations to which we are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers and other network participants, banks that issue our cards and regulators, and could materially and adversely affect our business, operating results and financial condition.
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
     Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2011, interchange revenues represented 32.1% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. There is a substantial likelihood that interchange rates for certain products and certain issuing banks will decline significantly in the future as a result of the implementation of the Dodd-Frank Act, which requires the Federal Reserve Board to implement regulations that will likely substantially limit interchange fees for many issuers. While the interchange rates that may be earned by us and the bank we propose to acquire will be unaffected by this new law, there can be no assurance that future legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by Visa or MasterCard or future legislation or regulation, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
     Substantially all of our cards are issued by GE Money Bank or CB&T, a division of Synovus Bank. Our relationships with these banks are currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards, and, even if we consummate our pending bank acquisition, will be unable to do so for the foreseeable future at the volume necessary to conduct our business, if at all. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following their expiration in 2015 and 2012, respectively, renew our agreements with the banks that currently issue substantially all of our cards under terms at least as favorable to us as those existing before renewal.
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
     Maintenance fee assessment overdrafts accounted for approximately 90% of aggregate overdrawn account balances in the three months ended March 31, 2011. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
     The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of March 31, 2011, we had assets subject to settlement risk of $19.1 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
     We are in the process of acquiring a bank holding company and its subsidiary commercial bank, although we cannot guarantee when, if ever, this acquisition will be completed. In addition, we may pursue other acquisitions or investments that we believe will help us to achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:
•	increased regulatory and compliance requirements, including, if we complete our proposed bank acquisition, capital requirements applicable to us and our acquired subsidiary bank;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, and tax and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.
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
     The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2011. We have documented our internal control over financial reporting and are in the process of testing our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes- Oxley Act. If we were unable to comply with Section 404, management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
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
     In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Class A common stock has and may continue to fluctuate substantially. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
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
     Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Based upon beneficial ownership as of March 31, 2011, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 61.6% of our outstanding Class A and Class B common stock, representing approximately 86.8% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 6. Exhibits
     The following documents are filed as exhibits to this report:

Exhibit
Number	Description of Exhibits

10.1	2011 Executive Officer Incentive Bonus Plan

10.2	Modification Agreement, dated March 31, 2010, between the Registrant and CB&T, a division of Synovus Bank.

31.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Green Dot Corporation

Date: May 10, 2011	By: Name:	/s/ John L. Keatley John L. Keatley
	Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.1	2011 Executive Officer Incentive Bonus Plan.

10.2	Modification Agreement, dated March 31, 2010, between the Registrant and CB&T, a division of Synovus Bank.

31.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.