Form 10-Q
period 2011-06-30
GREEN DOT CORP
filed 2011-08-11
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Registrant’s telephone number, including area code: (626) 775-3400
__________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 25,002,314 shares of Class A common stock, par value $.001 per share, and 17,160,958 shares of Class B common stock, par value $.001 per share, outstanding as of July 31, 2011.

GREEN DOT CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$172,961	$167,503
Investment securities available-for-sale, at fair-value	25,988	—
Settlement assets	17,070	19,968
Accounts receivable, net	29,320	33,412
Prepaid expenses and other assets	9,217	8,608
Income tax receivable	4,237	15,004
Net deferred tax assets	4,911	5,398
Total current assets	263,704	249,893
Restricted cash	10,294	5,135
Investment securities available-for-sale, at fair value	14,039	—
Accounts receivable, net	3,658	2,549
Prepaid expenses and other assets	697	643
Property and equipment, net	22,345	18,034
Deferred expenses	7,187	9,504
Total assets	$321,924	$285,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,942	$17,625
Settlement obligations	17,070	19,968
Amounts due to card issuing banks for overdrawn accounts	39,948	35,068
Other accrued liabilities	15,305	21,633
Deferred revenue	12,698	17,214
Total current liabilities	100,963	111,508
Other accrued liabilities	5,304	3,737
Deferred revenue	31	44
Net deferred tax liabilities	5,010	5,338
Total liabilities	111,308	120,627

Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2011 and December 31, 2010; 25,002 and 14,762 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	23	13
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of June 30, 2011 and December 31, 2010; 17,161 and 27,091 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	17	27
Additional paid-in capital	116,125	95,433
Retained earnings	94,429	69,658
Accumulated other comprehensive income	22	—
Total stockholders’ equity	210,616	165,131
Total liabilities and stockholders’ equity	$321,924	$285,758
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Operating revenues:
Card revenues	$53,924	$42,228	$108,248	$84,386
Cash transfer revenues	32,387	24,364	63,536	47,146
Interchange revenues	33,075	26,183	70,789	54,062
Stock-based retailer incentive compensation	(4,356)	(2,457)	(10,236)	(2,457)
Total operating revenues	115,030	90,318	232,337	183,137
Operating expenses:
Sales and marketing expenses	42,774	31,433	85,313	57,472
Compensation and benefits expenses	21,666	16,593	42,803	32,853
Processing expenses	17,330	13,872	37,063	28,552
Other general and administrative expenses	13,910	11,266	27,303	23,021
Total operating expenses	95,680	73,164	192,482	141,898
Operating income	19,350	17,154	39,855	41,239
Interest income	232	86	335	158
Interest expense	(96)	(2)	(97)	(25)
Income before income taxes	19,486	17,238	40,093	41,372
Income tax expense	7,416	4,730	15,322	16,049
Net income	12,070	12,508	24,771	25,323
Dividends, accretion, and allocated earnings of preferred stock	—	(7,917)	—	(16,349)
Net income allocated to common stockholders	$12,070	$4,591	$24,771	$8,974
Basic earnings per common share:
Class A common stock	$0.29	$0.32	$0.59	$0.66
Class B common stock	$0.29	$0.32	$0.59	$0.66
Basic weighted-average common shares issued and outstanding:
Class A common stock	22,144	13	19,848	6
Class B common stock	18,109	12,985	20,311	12,949
Diluted earnings per common share:
Class A common stock	$0.27	$0.29	$0.56	$0.61
Class B common stock	$0.27	$0.29	$0.56	$0.61
Diluted weighted-average common shares issued and outstanding:
Class A common stock	42,358	16,325	42,446	16,112
Class B common stock	20,212	16,311	22,594	16,107

See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$24,771	$25,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,496	3,363
Provision for uncollectible overdrawn accounts	30,721	22,640
Employee stock-based compensation	4,323	3,500
Stock-based retailer incentive compensation	10,236	2,457
Amortization of discount on available-for-sale investment securities	69	—
Provision for uncollectible trade receivables	26	(22)
Impairment of capitalized software	237	62
Deferred income taxes	107	31
Excess tax benefits from exercise of options	(2,059)	—
Changes in operating assets and liabilities:
Settlement assets	2,898	31,654
Accounts receivable, net	(27,764)	(20,188)
Prepaid expenses and other assets	(713)	2,101
Deferred expenses	2,317	2,558
Accounts payable and accrued liabilities	(5,207)	5,239
Settlement obligations	(2,898)	(31,654)
Amounts due issuing bank for overdrawn accounts	4,880	8,553
Deferred revenue	(4,529)	(3,437)
Income tax payable/receivable	12,866	2,341
Net cash provided by operating activities	55,777	54,521

Investing activities
Purchases of available-for-sale securities	(40,062)	—
(Increase) decrease in restricted cash	(5,159)	10,229
Payments for acquisition of property and equipment	(11,231)	(6,489)
Net cash (used in) provided by investing activities	(56,452)	3,740

Financing activities
Proceeds from exercise of options and issuance of ESPP shares	4,074	420
Excess tax benefits from exercise of options	2,059	—
Net cash provided by financing activities	6,133	420

Net increase in unrestricted cash and cash equivalents	5,458	58,681
Unrestricted cash and cash equivalents, beginning of year	167,503	56,303
Unrestricted cash and cash equivalents, end of period	$172,961	$114,984
Cash paid for interest	$6	$20
Cash paid for income taxes	$2,363	$13,676

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
We have evaluated subsequent events through the date that the financial statements were issued, based on the accounting guidance for subsequent events. Based on our evaluation, we did not identify any recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.
Unaudited Interim Financial Statements
The accompanying unaudited June 30, 2011 consolidated balance sheet, consolidated statements of operations for the three and six-month periods ended June 30, 2011and 2010, consolidated statements of cash flows for the six-month periods ended June 30, 2011and 2010, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and the notes required by GAAP for complete financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at June 30, 2011, the results of our operations for the three and six-month periods ended June 30, 2011 and 2010, and our cash flows for the six-month periods ended June 30, 2011 and 2010. Our results of operations for the three and six-month periods ended June 30, 2011and 2010 are not necessarily indicative of future results.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
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
We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, such as Visa and MasterCard, when cardholders make purchase transactions using our cards. We recognize interchange revenues as these transactions occur.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 2— Summary of Significant Accounting Policies (continued)

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 2— Summary of Significant Accounting Policies (continued)

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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards, or IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. This ASU impacts disclosures only. We adopted this ASU in the first quarter of 2011.
Note 3— Investment Securities
We classify our investment securities as available-for-sale and report them at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders’ equity, net of tax. We classify investment securities with original maturities greater than 90 days, but less than or equal to 365 days as current assets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 3— Investment Securities (continued)

The following table presents the amortized cost, gross unrealized gains and losses and fair value for investments securities aggregated by major security type:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2011
Corporate bonds	$16,512	$32	$(4)	$16,540
Commercial paper	19,980	7	—	19,987
Certificate of deposit	3,499	1	—	3,500
Total	$39,991	$40	$(4)	$40,027
We had no investment securities as of December 31, 2010. The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total Fair Value	Total Unrealized Loss
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2011
Fixed income securities
Corporate bonds	$2,999	$(4)	—	—	$2,999	$(4)
Total fixed income securities	$2,999	$(4)	—	—	$2,999	$(4)
We did not record any other-than-temporary impairment losses during the three and six-month periods ended June 30, 2011 because we do not intend to sell these investments and it is more likely than not that we will not be required to sell theses investments before recovery of their amortized cost bases, which may be maturity.
The scheduled maturities of our fixed income securities are as follows:

	Amortized Cost	Fair Value
	(In thousands)
June 30, 2011
Due in one year or less	$25,983	$25,988
Due after one year through five years	14,008	14,039
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$39,991	$40,027
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 3— Investment Securities (continued)

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The following table is a summary of our assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Fair value
	(In thousands)
June 30, 2011
Corporate bonds	$—	$16,540	$—	$16,540
Commercial paper	—	19,987	—	19,987
Certificate of deposit	—	3,500	—	3,500
Total	$—	$40,027	$—	$40,027
We had no assets measured at fair value on a recurring basis as of December 31, 2010. We based the fair value of our investment securities on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three and six-month periods ended June 30, 2011.
Note 4— Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Overdrawn account balances due from cardholders	$26,783	$17,560
Reserve for uncollectible overdrawn accounts	(19,003)	(11,823)
Net overdrawn account balances due from cardholders	7,780	5,737
Trade receivables	2,247	968
Reserve for uncollectible trade receivables	(26)	(3)
Net trade receivables	2,221	965
Receivables due from card issuing banks	22,548	27,588
Other receivables	429	1,671
Accounts receivable, net	$32,978	$35,961
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance, beginning of period	$14,293	$9,731	$11,823	$7,460
Provision for uncollectible overdrawn accounts:
Fees	15,254	12,794	27,309	21,350
Purchase transactions	2,069	755	3,412	1,290
Charge-offs	(12,613)	(9,629)	(23,541)	(16,449)
Balance, end of period	$19,003	$13,651	$19,003	$13,651
Note 5— Income Taxes
Income tax expense for the six-month periods ended June 30, 2011 and 2010 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and our actual income tax expense was as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 5— Income Taxes (continued)

	Six Months Ended June 30,
	2011	2010

U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.3	3.8
Change in state apportionment method	—	(5.4)
Non-deductible offering costs	—	3.9
Other	1.9	1.5
Effective tax rate	38.2%	38.8%
The effective tax rates for the periods above differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit. Certain enacted tax law changes, which became effective January 1, 2011, lowered the income we apportion to California from the comparable period in 2010, resulting in a lower effective state tax rate in 2011. The six months ended June 30, 2010 was impacted by several discrete items. The California Franchise Tax Board, or FTB, approved our petition to retroactively apply an alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this benefit in the six months ended June 30, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the six months ended June 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.3%.
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
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. As of June 30, 2011, 1,693,212 shares of Class A common stock issued to Walmart were subject to our repurchase right.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 6— Stockholders' Equity (continued)

Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$12,070	$12,508	$24,771	$25,323
Other comprehensive income:
Unrealized gain on investment securities available-for-sale, net	24	—	22	—
Total comprehensive income	$12,094	$12,508	$24,793	$25,323
Note 7— Stock-Based Compensation
Employee Stock-Based Compensation
Options granted beginning on July 21, 2010 are to purchase our Class A common stock under the 2010 Equity Incentive Plan. Options granted prior to July 21, 2010 are to purchase our Class B common stock under the 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan.
The following table summarizes information for the stock options and restricted stock units that we granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock options granted	394,003	89,000	500,803	219,500
Exercise price	$39.37	$32.23	$42.81	$27.93
Grant-date fair value	$19.17	$15.29	$20.73	$13.76

Restricted stock units granted	13,656	—	13,656	—
Grant-date fair value	$32.82	$—	$32.82	$—
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Risk-free interest rate	2.21%	2.36%	2.23%	2.44%
Expected term (life) of options (in years)	6.04	5.87	6.05	5.83
Expected dividends	—	—	—	—
Expected volatility	48.57%	47.57%	48.23%	50.36%
We recognized stock-based compensation expense of $2.5 million and $1.7 million for the three-month periods ended June 30, 2011 and 2010, respectively. We recognized employee stock-based compensation expense of $4.3 million and $3.5 million for the six-month periods ended June 30, 2011 and 2010, respectively. Stock-based compensation includes expense related to awards of stock options and restricted stock units and purchases under the 2010 Employee Stock Purchase Plan.
Stock-Based Retailer Incentive Compensation
As discussed in Note 6 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 7— Stock-Based Compensation (continued)

value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $4.4 million and $2.5 million of stock-based retailer incentive compensation for the three-month periods ended June 30, 2011 and 2010, respectively. We recognized $10.2 million and $2.5 million of stock-based retailer incentive compensation for the six-month periods ended June 30, 2011 and 2010, respectively.
Note 8— Earnings per Common Share
We calculate EPS using the two-class method. Refer to Note 2 — Summary of Significant Accounting Policies for a discussion of the calculation of EPS. The calculation of basic EPS and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$12,070	$12,508	$24,771	$25,323
Allocated earnings to preferred stock	—	(7,917)	—	(16,349)
Allocated earnings to other classes of common stock	(5,708)	(4,587)	(13,058)	(8,970)
Net income allocated to Class A common stockholders	6,362	4	11,713	4
Weighted-average Class A shares issued and outstanding	22,144	13	19,848	6
Basic earnings per Class A common share	$0.29	$0.32	$0.59	$0.66

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$6,362	$4	$11,713	$4
Allocated earnings to participating securities, net of re-allocated earnings	5,530	4,775	12,645	9,760
Re-allocated earnings	(303)	—	(603)	—
Diluted net income allocated to Class A common stockholders	11,589	4,779	23,755	9,764
Weighted-average Class A shares issued and outstanding	22,144	13	19,848	6
Dilutive potential common shares:
Class B common stock	20,212	16,312	22,594	16,106
Stock options	—	—	—	—
Employee stock purchase plan	2	—	4	—
Diluted weighted-average Class A shares issued and outstanding	42,358	16,325	42,446	16,112
Diluted earnings per Class A common share	$0.27	$0.29	$0.56	$0.61

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 8— Earnings per Common Share (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$12,070	$12,508	$24,771	$25,323
Allocated earnings and deemed dividends to preferred stock	—	(7,917)	—	(16,349)
Allocated earnings to other classes of common stock	(6,868)	(470)	(12,785)	(487)
Net income allocated to Class B common stockholders	5,202	4,121	11,986	8,487
Weighted-average Class B shares issued and outstanding	18,109	12,985	20,311	12,949
Basic earnings per Class B common share	$0.29	$0.32	$0.59	$0.66

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$5,202	$4,121	$11,986	$8,487
Re-allocated earnings	327	654	658	1,273
Diluted net income allocated to Class B common stockholders	5,529	4,775	12,644	9,760
Weighted-average Class B shares issued and outstanding	18,109	12,985	20,311	12,949
Dilutive potential common shares:
Stock options	2,103	3,055	2,283	2,888
Warrants	—	271	—	270
Diluted weighted-average Class B shares issued and outstanding	20,212	16,311	22,594	16,107
Diluted earnings per Class B common share	$0.27	$0.29	$0.56	$0.61
As of June 30, 2011, 1,693,212 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three and six-month periods ended June 30, 2011 and 2010.
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
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Class A common stock
Options to purchase Class A common stock	266	—	135	—
Class B common stock
Options to purchase Class B common stock	7	32	—	34
Conversion of convertible preferred stock	—	24,942	—	24,942
Total options and convertible preferred stock	7	24,974	—	24,976
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)
Note 9— Significant Customer Concentration (continued)

Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Walmart	60%	63%	59%	63%
Three other largest retail distributors, as a group	14%	20%	17%	21%
Excluding stock-based retailer incentive compensation of $4.4 million and $2.5 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $10.2 million and $2.5 million for the six-month periods ended June 30, 2011 and 2010, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Walmart	62%	64%	61%	64%
Three other largest retail distributors, as a group	14%	19%	16%	20%
In determining the customer concentration, we attributed new card fees and cash transfer revenues to the retail distributor where the sale of the new cards and cash transfer products occurred.
The concentration of GPR cards activated (in units) for Walmart and our three other largest retail distributors, in the aggregate, was 79% and 86% for the three-month periods ended June 30, 2011 and 2010, respectively, and 74% and 81% for the six-month periods ended June 30, 2011 and 2010, respectively. The concentration of sales of cash transfer products (in units) for these retail distributors, in the aggregate, was 90% and 93% for the three-month periods ended June 30, 2011 and 2010, respectively, and 90% and 93% for the six-month periods ended June 30, 2011 and 2010, respectively.
Settlement assets attributable to Walmart and our three other largest retail distributors, as a group, comprised 32% and 38%, respectively, of the settlement assets recorded on our consolidated balance sheet as of June 30, 2011 and 26% and 31%, respectively, as of December 31, 2010.
During the six-month periods ended June 30, 2011 and 2010, the majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.
Note 10— Business Combination
On February 4, 2010, we entered into a definitive agreement to acquire 100% of the outstanding common shares and voting interest of Bonneville Bancorp for approximately $15.7 million in cash, subject to approval by various regulatory authorities. Bonneville Bancorp, a Utah bank holding company, offers a range of business and consumer banking products in the Provo, Utah area through its bank subsidiary, Bonneville Bank, or the Bank. The Bank also originates commercial, industrial, residential, real estate and personal loans. We expect to focus the Bank on issuing our Green Dot-branded debit cards linked to an FDIC-insured transactional account.
As of June 30, 2011, regulatory approval of our proposed bank acquisition was still pending.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 1.82 million and 1.48 million GPR cards in the three-month periods ended June 30, 2011 and 2010, respectively, and 4.03 million and 3.27 million GPR cards in the six-month periods ended June 30, 2011 and 2010, respectively.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 8.28 million and 6.41 million MoneyPak and POS swipe reload transactions for the three-month periods ended June 30, 2011 and 2010, respectively, and 16.26 million and 12.34 million MoneyPak and POS swipe reload transactions for the six-month periods ended June 30, 2011 and 2010, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.10 million and 3.24 million active cards outstanding as of June 30, 2011 and 2010, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $3.6 billion and $2.4 billion for the three-month periods ended June 30, 2011 and 2010, respectively, and $8.2 billion and $5.2 billion for the six-month periods ended June 30, 2011 and 2010, respectively.
Total operating revenues for the three and six months ended June 30, 2011 were $115.0 million and $232.3 million, respectively, compared to $90.3 million and $183.1 million for the three and six months ended June 30, 2010, respectively. Total operating revenues were favorably impacted by increases in card revenues, cash transfer revenues and interchange revenues primarily due to period-over-period growth in all our key metrics described above, offset by increases in stock-based retailer incentive compensation recognized. We began recording the fair value of certain shares of Class A common stock issued to Walmart in May 2010 as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues, as described under “Key components of our results of operations — Operating revenues — Stock-based retailer incentive compensation” below.
Net income for the three and six months ended June 30, 2011 of $12.1 million and $24.8 million, respectively, declined slightly year-over-year from $12.5 million and $25.3 million for the three and six months ended June 30, 2010, respectively, primarily because of increased sales commission percentages that we pay to Walmart. In May 2010, the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program increased to an estimated 22% from less than 8%. Additionally, the three months ended June 30, 2010 benefited from an exceptionally low effective tax rate due to certain discrete items.
Recent Developments
In July 2011, we announced our entry into an agreement with AARP Foundation to provide AARP Foundation co-branded GPR cards. The GPR cards are expected to be sold and marketed at selected stores of our retail distributors and online beginning in the fourth quarter of 2011. In addition, we announced that we will be providing reload services for additional third-party programs. During the second quarter of 2011, we entered into an agreement with American Express Company to provide reload services for its recently announced GPR card programs. We also entered into an agreement with Automatic Data Processing, Inc. that enables its payroll card customers to use a MoneyPak to fund their existing accounts.
In June 2011, as we previously announced would be the case, Intuit, Inc. provided formal notice that it will not renew its joint marketing and referral agreement with us but will continue as a network acceptance member.
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
Interchange Revenues — We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, when cardholders make purchase transactions using our cards. Our aggregate interchange revenues vary based primarily on the number of active cards in our portfolio, the average transactional volume of the active cards in our portfolio and on the mix of cardholder purchases between those using signature identification technologies and those using personal identification numbers.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the banks that issue our prepaid cards, the third-party card processor that maintains the records of our customers’ accounts and processes transaction authorizations and postings for us, and the payment networks, which process transactions for us. These costs generally vary based on the total number of active cards in our portfolio and gross dollar volume.
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio as do losses from unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, and rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
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
Overdrafts due to maintenance fee assessments comprised approximately 88% of our total overdrawn account balances due from cardholders for the three months ended June 30, 2011. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to two maintenance fees, currently $6.00 for the Walmart MoneyCard and $11.90 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related provision for uncollectible overdrawn accounts, as a component of card revenues in our consolidated statements of operations.
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
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional information in the roll-forward of Level 3 assets and liabilities, including the presentation of purchases, sales, issuances and settlements on a gross basis. This ASU impacts disclosures only. We adopted this ASU in the first quarter of 2011.

Comparison of Three-Month Periods Ended June 30, 2011 and 2010
Operating Revenues
The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues as well as contra-revenue items:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues	$53,924	46.9%	$42,228	46.8%
Cash transfer revenues	32,387	28.2	24,364	27.0
Interchange revenues	33,075	28.7	26,183	28.9
Stock-based retailer incentive compensation	(4,356)	(3.8)	(2,457)	(2.7)
Total operating revenues	$115,030	100.0%	$90,318	100.0%
Card Revenues — Card revenues totaled $53.9 million for the three months ended June 30, 2011, an increase of $11.7 million, or 28%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 23% in the number of GPR cards activated and 27% in the number of active cards in our portfolio. This growth was driven by a variety of factors including growth in the number of our cards sold through our established distribution channels and expansion through our online distribution channel.
Cash Transfer Revenues — Cash transfer revenues totaled $32.4 million for the three months ended June 30, 2011, an increase of $8.0 million, or 33%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 29% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.
Interchange Revenues — Interchange revenues totaled $33.1 million for the three months ended June 30, 2011, an increase of $6.9 million, or 26%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio and an increase in the average transactional volume of the active cards in our portfolio. Our interchange revenues were favorably impacted by a 53% increase in gross dollar volume, which was driven by the factors discussed above under “Card Revenues.” This increase was partially offset by an increase in direct deposit customers, who typically withdraw more funds at ATMs or get cash back at retail stores than non-direct deposit customers. We expect to experience seasonality in our interchange revenues during 2011, as we believe that gross dollar volume loaded to our cards will be higher during the first six months of 2011, as compared to the second half of the year, due to taxpayers electing to receive their tax refunds via direct deposit on our cards.
Stock-based retailer incentive compensation — Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended June 30, 2011. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $4.4 million of stock-based retailer incentive compensation, an increase of $1.9 million, or 76%, from the comparable period in 2010. We began recognizing stock-based retailer incentive compensation in May 2010. As a result of volatility in the trading price of our Class A common stock, we expect that our stock-based retailer incentive compensation will decline in the third and fourth quarters of 2011 on a year-over-year basis.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$42,774	37.2%	$31,433	34.8%
Compensation and benefits expenses	21,666	18.8	16,593	18.4
Processing expenses	17,330	15.1	13,872	15.4
Other general and administrative expenses	13,910	12.1	11,266	12.4
Total operating expenses	$95,680	83.2%	$73,164	81.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $42.8 million for the three months ended June 30, 2011, an increase of $11.4 million, or 36%, from the comparable period in 2010. The increase was primarily the result of increased numbers of GPR cards and MoneyPaks sold, compared with the corresponding period in 2010, and an increase in sales commissions due largely to increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement in May 2010.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $21.7 million for the three months ended June 30, 2011, an increase of $5.1 million, or 31%, from the comparable period in 2010. This increase was primarily the result of a $4.3 million increase in employee compensation and benefits, which included a $0.8 million increase in employee stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support several key growth initiatives, such as our proposed bank acquisition, new product development and new sales efforts like the launch of our government division. The increase in compensation and benefits expenses was also due to a $0.8 million increase in third-party call center contractor expenses as the number of active cards in our portfolio and associated call volumes increased during the three months ended June 30, 2011.
Processing Expenses — Processing expenses totaled $17.3 million for the three months ended June 30, 2011, an increase of $3.4 million, or 24%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio and 53% in gross dollar volume. The increase in processing expense was also due to a $1.8 million increase in ATM processing fees as the volume of ATM transactions increased during the three months ended June 30, 2011, partially offset by volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $13.9 million for the three months ended June 30, 2011, an increase of $2.6 million, or 23%, from the comparable period in 2010. The increase in other general and administrative expenses was primarily the result of increases in our provision for uncollectible overdrawn accounts related to purchase transactions and transaction losses, which fluctuate based on changes in gross dollar volume. The increase in other general and administrative expenses was also the result of an increase in depreciation and amortization of property and equipment. These increases were partially offset by a decrease of $1.8 million in professional service expenses. During the three months ended June 30, 2010, we incurred professional services expenses in connection with our initial public offering, which was completed in July 2010.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.3	0.8
Change in state tax apportionment method	—	(12.9)
Non-deductible offering costs	—	3.1
Other	1.8	1.4
Effective tax rate	38.1%	27.4%
Our income tax expense increased by $2.7 million to $7.4 million in the three months ended June 30, 2011 from the comparable period in 2010, and our effective tax rate increased 10.7% from 27.4% to 38.1%. The three months ended June 30, 2010 was impacted by several discrete items. The FTB approved our petition to retroactively apply an alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this benefit in the three months ended June 30, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the three months ended June 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 37.2%.
Comparison of Six-Month Periods Ended June 30, 2011 and 2010
Operating Revenues
The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues as well as contra-revenue items:

	Six Months Ended June 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues	$108,248	46.6%	$84,386	46.1%
Cash transfer revenues	63,536	27.3	47,146	25.7
Interchange revenues	70,789	30.5	54,062	29.5
Stock-based retailer incentive compensation	(10,236)	(4.4)	(2,457)	(1.3)
Total operating revenues	$232,337	100.0%	$183,137	100.0%
Card Revenues — Card revenues totaled $108.2 million for the six months ended June 30, 2011, an increase of $23.8 million, or 28%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 23% in the number of GPR cards activated and 27% in the number of active cards in our portfolio. This growth was driven by the factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2011 and 2010—Operating Results—Card Revenues."
Cash Transfer Revenues — Cash transfer revenues totaled $63.5 million for the three months ended June 30, 2011, an increase of $16.4 million, or 35%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 32% in the number of cash transfers sold. The increase in cash transfer volume was driven both by by the factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2011 and 2010—Operating Results—Cash Transfer Revenues."
Interchange Revenues — Interchange revenues totaled $70.8 million for the three months ended June 30, 2011, an increase of $16.7 million, or 31%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio, an increase in the average transactional volume of the active cards in our portfolio and a 58% increase in gross dollar volume. This growth was driven by the factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2011 and 2010—Operating Results—Interchange Revenues."

Stock-based retailer incentive compensation — Our right to repurchase lapsed as to 220,860 shares issued to Walmart during the six months ended June 30, 2011. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $10.2 million of stock-based retailer incentive compensation, an increase of $7.7 million, or 308%, from the comparable period in 2010.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$85,313	36.7%	$57,472	31.4%
Compensation and benefits expenses	42,803	18.4	32,853	17.9
Processing expenses	37,063	16.0	28,552	15.6
Other general and administrative expenses	27,303	11.7	23,021	12.6
Total operating expenses	$192,482	82.8%	$141,898	77.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $85.3 million for the six months ended June 30, 2011, an increase of $27.8 million, or 48%, from the comparable period in 2010. The increase was primarily the result of increased numbers of GPR cards and MoneyPaks sold, compared with the corresponding period in 2010, and an increase in sales commissions due largely to increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement in May 2010.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $42.8 million for the six months ended June 30, 2011, an increase of $9.9 million, or 30%, from the comparable period in 2010. This increase was primarily the result of a $7.1 million increase in employee compensation and benefits, which included a $0.8 million increase in employee stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support several key growth initiatives, such as our proposed bank acquisition, new product development and new sales efforts like the launch of our government division. The increase in compensation and benefits expenses was also due to a $2.9 million increase in third-party call center contractor expenses as the number of active cards in our portfolio and associated call volumes increased during the six months ended June 30, 2011.
Processing Expenses — Processing expenses totaled $37.1 million for the six months ended June 30, 2011, an increase of $8.5 million, or 30%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio and 58% in gross dollar volume. The increase in processing expense was also due to a $4.0 million increase in ATM processing fees as the volume of ATM transactions increased during the six months ended June 30, 2011, partially offset by volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $27.3 million for the six months ended June 30, 2011, an increase of $4.3 million, or 19%, from the comparable period in 2010. The increase in other general and administrative expenses was primarily the result of increases in our provision for uncollectible overdrawn accounts related to purchase transactions and transaction losses, which fluctuate based on changes in GDV. The increase in other general and administrative expenses was also the result of an increase in depreciation and amortization of property and equipment. These increases were partially offset by a decrease of $4.4 million in professional service expenses. During the six months ended June 30, 2010, we incurred professional services expenses in connection with our initial public offering, which was completed in July 2010.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2011	2010
U.S. federal statutory tax rate	35%	35%
State income taxes, net of federal benefit	1.3	3.8
Change in State Apportionment Method	—	(5.4)
Non-deductible offering costs	—	3.9
Other	1.9	1.5
Effective tax rate	38.2%	38.8%
Our income tax expense decreased by $0.7 million to $15.3 million in the six months ended June 30, 2011 from the comparable period in 2010, and our effective tax rate decreased 0.6% from 38.8% to 38.2%. The six months ended June 30, 2010 was impacted by several discrete items. The FTB approved our petition to retroactively apply an alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this benefit in the six months ended June 30, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the six months ended June 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.3%. Certain enacted tax law changes, which became effective January 1, 2011, lowered the income we apportion to California from the comparable period in 2010, resulting in a lower effective state tax rate in 2011.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2011	2010
Total cash provided by (used in)
Operating activities	$55,777	$54,521
Investing activities	(56,452)	3,740
Financing activities	6,133	420
Increase in unrestricted cash and cash equivalents	$5,458	$58,681
In the six-month periods ended June 30, 2011 and 2010, we financed our operations primarily through our cash flows from operations. At June 30, 2011, our primary source of liquidity was unrestricted cash and cash equivalents totaling $173.0 million.
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
In February 2010, we entered into a definitive agreement to acquire a bank holding company and its subsidiary commercial bank, and filed applications with the appropriate federal and state regulators seeking approval for this transaction. Under the terms of the agreement, we have agreed to acquire all of the outstanding common shares and voting interest of Bonneville Bancorp for an aggregate purchase price of approximately $15.7 million in cash. We plan to pay for the acquisition with existing cash balances. Our proposed bank acquisition is subject to regulatory approval and other customary closing conditions. The parties have been working expeditiously to be in position to close the transaction as soon as practicable following regulatory approval, if any. As a part of ordinary course of the application process, several of our major stockholders have been asked by the staff of the Federal Reserve to enter into passivity commitments with the Board of Governors of the Federal Reserve. There can be no assurance that we will obtain regulatory approval or that our proposed bank acquisition will close.

Cash Flows from Operating Activities
Our $55.8 million of net cash provided by operating activities in the six months ended June 30, 2011 principally resulted from $24.8 million of net income, certain adjustments for non-cash operating expenses of $18.4 million and a decrease in our income tax receivable of $12.9 million. Our $54.5 million of net cash provided by operating activities in the six months ended June 30, 2010 principally resulted from $25.3 million of net income, certain adjustments for non-cash operating expenses of $9.4 million and increases in various liability accounts.
Cash Flows from Investing Activities
Our $56.5 million of net cash used in investing activities in the six months ended June 30, 2011 reflects purchases of investment securities of $40.1 million, payments for acquisition of property and equipment of $11.2 million and an increase in restricted cash of $5.2 million. In March 2011, we increased our cash collateral requirements on our line of credit from $5.0 million to $10.0 million. We present our cash collateral requirements on our consolidated balance sheets as restricted cash. Our $3.7 million of net cash provided by investing activities in the six months ended June 30, 2010 reflects a decrease in restricted cash of $10.2 million offset by payments for acquisition of property and equipment of $6.5 million. In June 2010, we reduced our cash collateral requirements on our line of credit from $15.0 million to $5.0 million.
Cash Flows from Financing Activities
Our $6.1 million of net cash provided by financing activities in the six months ended June 30, 2011 was the result of excess tax benefits of $2.1 million and proceeds from the exercise of stock options and purchases under our 2010 Employee Stock Purchase Plan of $4.1 million. Our $0.4 million of net cash provided by financing activities for the six months ended June 30, 2010 was the result of proceeds from the exercise of stock options.
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
Our exposure to credit risk associated with our retail distributors is mitigated due to the short time period, currently an average of two days that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor. We monitor each retail distributor’s settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. The management Enterprise Risk Management Committee is responsible for monitoring our retail distributor exposure and assigning credit limits and reports regularly to the audit committee of our board of directors.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011.
Risks Related to Our Business
Our growth rates may decline in the future.
In recent quarters, our total operating income, net income and the rate of growth of our operating revenues have fluctuated. In the second and third quarter of 2010 and second quarter of 2011, sequential growth was negative. Accordingly, there can be no assurance that we will be able to continue our historical growth rates in future periods, and we would expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. In particular, our results for the first six months of 2011 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards. As a result, consistent with our experience in 2010, we expect total operating revenues to be higher during the first half of 2011, as compared to the second half of the year.
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
Operating revenues derived from sales at Walmart and from our three other largest retail distributors, as a group, represented 60% and 14%, respectively, of our total operating revenues and 62% and 14%, respectively, of our total operating revenues, excluding stock-based retailer incentive compensation, during the three months ended June 30, 2011, and the loss of operating revenues from any of these retail distributors would adversely affect our business.
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 60% and 14%, respectively, in the three months ended June 30, 2011. We do not expect our 2011 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the three months ended June 30, 2011, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. Our current and potential competitors include:

•	prepaid card program managers, such as American Express Company, First Data Corporation, NetSpend Holdings, Inc., AccountNow, Inc., PreCash Inc. and UniRush, LLC;

•	reload network providers, such as Visa, Inc. (or Visa), MasterCard International Incorporated (or MasterCard), The Western Union Company and MoneyGram International, Inc.; and

•	prepaid card distributors, such as InComm and Blackhawk Network, Inc..
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
Changes in credit card association or other network rules or standards set by the payment networks, such as Visa and MasterCard, or changes in card association and debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.
We and the banks that issue our cards are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Total Systems Services, Inc. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the six months ended June 30, 2011, interchange revenues represented 30.5% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that will likely substantially limit interchange fees for many issuers. While we believe the interchange rates that may be earned by us and the bank we propose to acquire are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
Changes in laws and regulations to which we are subject, or to which we may become subject, may increase our costs of operation, decrease our operating revenues and disrupt our business.
Changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. We could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming.
Changes in laws and regulations governing the way our products and services are sold or in the way those laws and regulations are interpreted or enforced could adversely affect our ability to distribute our products and services and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors, which, in turn, could materially and adversely impact our operations. In July 2011, FinCEN released final rules regulating prepaid access. Although we believe these regulations have not adversely impacted prepaid products such as ours or required material operational changes by prepaid financial services providers such as us or our retail distributors, there can be no assurance that the interpretation or enforcement of these regulations will not adversely impact our products or require operational changes by us or our retail distributors. If our products are adversely impacted by the interpretation or enforcement of these regulations or we or any of our retail distributors were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our cards through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations.
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
We are subject to litigation and regulatory oversight in the normal course of our business, and may be subject to regulatory or judicial proceedings or investigations from time to time. In May 2011, the office of the Attorney General of Florida announced that it is investigating five prepaid debit card providers, including us, relating to the allegation of possible hidden fees on their cards. We have conducted a thorough review of this allegation as it relates to our cards and have held meetings with the Attorney General's office to provide requested information. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts or seek to have aspects of our business suspended or modified. The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, investigations or proceedings could have a material adverse effect on our business, operating results, or financial condition.
If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, network acceptance members and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For example, after the Florida Attorney General's office announced its investigation, several law firms announced that they were investigating us for potential consumer class action lawsuits or derivative lawsuits for breach of fiduciary duties by our board of directors. While we would defend against any such lawsuits vigorously, the outcome of litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.
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
Maintenance fee assessment overdrafts accounted for approximately 88% of aggregate overdrawn account balances in the three months ended June 30, 2011. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of June 30, 2011, we had assets subject to settlement risk of $17.1 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic downturns could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Future acquisitions or investments could disrupt our business and harm our financial condition.
We are in the process of acquiring a bank holding company and its subsidiary commercial bank, although we cannot assure you that this acquisition will be completed. In addition, we may pursue other acquisitions or investments that we believe will help us to achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

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
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. The United States is currently facing challenging economic conditions and if these conditions remain uncertain or deteriorate further, we may experience a reduction in the number of our cards that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, our business, results of operations and financial condition would be materially harmed.
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
As a public company, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
As a public company, we are required to evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations of the SEC and the Public Company Accounting Oversight Board. The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending December 31, 2011. We have documented our internal control over financial reporting and are in the process of testing our compliance with these controls on a periodic basis in accordance with Section 404 of the Sarbanes- Oxley Act. If we were unable to comply with Section 404, management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.
The changes necessitated by becoming a public company in July 2010 require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.
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
In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Class A common stock has and may continue to fluctuate significantly. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market prices and trading volumes of financial services company stocks;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our Class A common stock;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	litigation and investigations or proceedings involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	general economic conditions; and

•	sales of shares of our Class A common stock by us or our stockholders.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Based upon beneficial ownership as of June 30, 2011, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 46.6% of our outstanding Class A and Class B common stock, representing approximately 87.9% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 11, 2011	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

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

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.