Form 10-Q
period 2011-09-30
GREEN DOT CORP
filed 2011-11-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 25,168,900 shares of Class A common stock, par value $.001 per share, and 17,026,224 shares of Class B common stock, par value $.001 per share, outstanding as of October 31, 2011.

GREEN DOT CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$198,294	$167,503
Investment securities available-for-sale, at fair value	22,190	—
Settlement assets	23,280	19,968
Accounts receivable, net	30,399	33,412
Prepaid expenses and other assets	10,887	8,608
Income tax receivable	6,811	15,004
Net deferred tax assets	4,927	5,398
Total current assets	296,788	249,893
Restricted cash	10,294	5,135
Investment securities available-for-sale, at fair value	7,701	—
Accounts receivable, net	3,696	2,549
Prepaid expenses and other assets	649	643
Property and equipment, net	24,838	18,034
Deferred expenses	7,831	9,504
Total assets	$351,797	$285,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,479	$17,625
Settlement obligations	23,280	19,968
Amounts due to card issuing banks for overdrawn accounts	40,848	35,068
Other accrued liabilities	14,232	21,633
Deferred revenue	13,077	17,214
Total current liabilities	110,916	111,508
Other accrued liabilities	5,323	3,737
Deferred revenue	25	44
Net deferred tax liabilities	5,010	5,338
Total liabilities	121,274	120,627

Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2011 and December 31, 2010; 25,165 and 14,762 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	23	13
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of September 30, 2011 and December 31, 2010; 17,026 and 27,091 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	17	27
Additional paid-in capital	122,760	95,433
Retained earnings	107,732	69,658
Accumulated other comprehensive loss	(9)	—
Total stockholders’ equity	230,523	165,131
Total liabilities and stockholders’ equity	$351,797	$285,758
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Operating revenues:
Card revenues	$49,966	$40,592	$158,214	$124,978
Cash transfer revenues	34,724	26,484	98,260	73,630
Interchange revenues	34,246	27,044	105,035	81,106
Stock-based retailer incentive compensation	(3,549)	(5,216)	(13,785)	(7,673)
Total operating revenues	115,387	88,904	347,724	272,041
Operating expenses:
Sales and marketing expenses	40,851	30,305	126,164	87,777
Compensation and benefits expenses	21,763	17,621	64,566	50,474
Processing expenses	17,576	14,579	54,639	43,131
Other general and administrative expenses	13,889	10,976	41,192	33,997
Total operating expenses	94,079	73,481	286,561	215,379
Operating income	21,308	15,423	61,163	56,662
Interest income	239	111	574	269
Interest expense	(105)	(23)	(202)	(48)
Income before income taxes	21,442	15,511	61,535	56,883
Income tax expense	8,139	6,540	23,461	22,589
Net income	13,303	8,971	38,074	34,294
Dividends, accretion, and allocated earnings of preferred stock	—	(1,255)	—	(16,094)
Net income allocated to common stockholders	$13,303	$7,716	$38,074	$18,200
Basic earnings per common share:
Class A common stock	$0.32	$0.22	$0.91	$0.87
Class B common stock	$0.32	$0.22	$0.91	$0.87
Basic weighted-average common shares issued and outstanding:
Class A common stock	23,401	4,266	21,322	1,442
Class B common stock	17,124	28,627	18,985	18,232
Diluted earnings per common share:
Class A common stock	$0.30	$0.20	$0.86	$0.81
Class B common stock	$0.30	$0.20	$0.86	$0.81
Diluted weighted-average common shares issued and outstanding:
Class A common stock	42,426	36,132	42,486	22,884
Class B common stock	19,023	31,862	21,155	21,441
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities
Net income	$38,074	$34,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,772	5,405
Provision for uncollectible overdrawn accounts	46,210	34,912
Employee stock-based compensation	7,042	5,246
Stock-based retailer incentive compensation	13,785	7,673
Amortization of discount on available-for-sale investment securities	157	—
Provision (benefit) for uncollectible trade receivables	150	(24)
Impairment of capitalized software	348	388
Deferred income taxes	107	31
Excess tax benefits from exercise of options	(2,159)	—
Changes in operating assets and liabilities:
Settlement assets	(3,312)	30,785
Accounts receivable, net	(44,494)	(31,761)
Prepaid expenses and other assets	(2,360)	817
Deferred expenses	1,673	2,306
Accounts payable and accrued liabilities	(2,813)	3,877
Settlement obligations	3,312	(30,785)
Amounts due issuing bank for overdrawn accounts	5,780	9,759
Deferred revenue	(4,156)	(3,868)
Income tax receivable	10,393	8,438
Net cash provided by operating activities	76,509	77,493

Investing activities
Purchases of available-for-sale investment securities	(40,062)	—
Proceeds from maturities of available-for-sale investment securities	10,000	—
(Increase) decrease in restricted cash	(5,159)	10,218
Payments for acquisition of property and equipment	(16,997)	(10,321)
Net cash used in investing activities	(52,218)	(103)

Financing activities
Proceeds from exercise of options and warrants and issuance of ESPP shares	4,341	1,888
Excess tax benefits from exercise of options	2,159	—
Net cash provided by financing activities	6,500	1,888

Net increase in unrestricted cash and cash equivalents	30,791	79,278
Unrestricted cash and cash equivalents, beginning of year	167,503	56,303
Unrestricted cash and cash equivalents, end of period	$198,294	$135,581
Cash paid for interest	$6	$40
Cash paid for income taxes	$12,974	$14,215
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1— Organization

Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries, Next Estate Communications, Inc. and Green Dot Acquisition Corp.) is one of the leading providers of general purpose reloadable, or GPR, prepaid debit cards and cash loading and transfer services in the United States. Our products include Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; and our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
We market our cards and financial services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by third-party issuing banks, and we have relationships with several card issuers, including GE Money Bank and CB&T, a division of Synovus Bank. We also have distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, Meijer and Radio Shack, and with various industry resellers, such as Blackhawk Network, Inc., Incomm and PaySpot. We refer to participating retailers collectively as our “retail distributors.”
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
Unaudited Interim Financial Statements
The accompanying unaudited September 30, 2011 consolidated balance sheet, consolidated statements of operations for the three and nine-month periods ended September 30, 2011 and 2010, consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and the notes required by GAAP for complete financial statements. In our opinion, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position at September 30, 2011, the results of our operations for the three and nine-month periods ended September 30, 2011 and 2010, and our cash flows for the nine-month periods ended September 30, 2011 and 2010. Our results of operations for the three and nine-month periods ended September 30, 2011 and 2010 are not necessarily indicative of future results.
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
Card revenues consist of new card fees, monthly maintenance fees, ATM fees, and other revenues. We charge new card fees when a consumer purchases a new card in a retail store. We defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently nine months for our GPR cards and six months for our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the period of time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders perform the substantial majority of their transactions. We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over the month for which they are assessed. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in the applicable cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the same time our service is completed and the fees are assessed. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account, expediting delivery of the personalized debit card that replaces the temporary card obtained at the retail store, and upgrading a cardholder account to one of our upgrade programs. We generally recognize revenue related to optional products and services when the underlying services are completed, but we treat revenues related to our upgrade programs in a manner similar to new card fees and monthly maintenance fees.
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
Employee Stock-Based Compensation
We record employee stock-based compensation expense using the fair value method of accounting. For stock options and stock purchases under our employee stock purchase plan, or ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)
Note 2— Summary of Significant Accounting Policies (continued)

In addition, for diluted EPS, the conversion of Class B common stock can affect net income allocated to Class A common stockholders. Where the effect of this conversion is dilutive, we adjust net income allocated to Class A common stockholders by the associated allocated earnings of the convertible securities. We divide adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options and restricted stock units and outstanding warrants, shares to be purchased under our employee stock purchase plan and the dilution resulting from the conversion of convertible securities, if applicable. We exclude the effects of convertible securities and outstanding warrants and stock options from the computation of diluted EPS in periods in which the effect would be antidilutive. We calculate dilutive potential common shares using the treasury stock method, if-converted method and the two-class method, as applicable.
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
Note 3— Investment Securities
We classify our investment securities as available-for-sale and report them at fair value with the related unrealized gains and losses, net of tax, included in accumulated other comprehensive income, a component of shareholders’ equity. We classify investment securities with original maturities greater than 90 days, but less than or equal to 365 days as current assets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)
Note 3— Investment Securities (continued)

The following table presents the amortized cost, gross unrealized gains and losses and fair value for investments securities aggregated by major security type:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2011
Corporate bonds	$16,410	$1	$(17)	$16,394
Commercial paper	9,995	2	—	9,997
Certificate of deposit	3,499	1	—	3,500
Total	$29,904	$4	$(17)	$29,891
We had no investment securities as of December 31, 2010. The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total Fair Value	Total Unrealized Loss
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
September 30, 2011
Fixed income securities
Corporate bonds	$13,393	$(17)	—	—	$13,393	$(17)
Total fixed income securities	$13,393	$(17)	—	—	$13,393	$(17)
We did not record any other-than-temporary impairment losses during the three and nine-month periods ended September 30, 2011 because we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
The scheduled maturities of our fixed income securities are as follows:

	Amortized Cost	Fair Value
	(In thousands)
September 30, 2011
Due in one year or less	$22,201	$22,190
Due after one year through five years	7,703	7,701
Total	$29,904	$29,891
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)
Note 3— Investment Securities (continued)

The following table is a summary of our assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Fair value
	(In thousands)
September 30, 2011
Corporate bonds	$—	$16,394	$—	$16,394
Commercial paper	—	9,997	—	9,997
Certificate of deposit	—	3,500	—	3,500
Total	$—	$29,891	$—	$29,891
We had no assets measured at fair value on a recurring basis as of December 31, 2010. We based the fair value of our investment securities held as of September 30, 2011 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three and nine-month periods ended September 30, 2011.
Note 4— Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Overdrawn account balances due from cardholders	$24,615	$17,560
Reserve for uncollectible overdrawn accounts	(17,400)	(11,823)
Net overdrawn account balances due from cardholders	7,215	5,737
Trade receivables	1,625	968
Reserve for uncollectible trade receivables	(149)	(3)
Net trade receivables	1,476	965
Receivables due from card issuing banks	23,705	27,588
Other receivables	1,699	1,671
Accounts receivable, net	$34,095	$35,961
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance, beginning of period	$19,003	$13,651	$11,823	$7,460
Provision for uncollectible overdrawn accounts:
Fees	14,312	11,632	41,621	32,982
Purchase transactions	1,177	641	4,589	1,931
Charge-offs	(17,092)	(12,379)	(40,633)	(28,828)
Balance, end of period	$17,400	$13,545	$17,400	$13,545

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)
Note 5— Income Taxes

Income tax expense for the nine-month periods ended September 30, 2011 and 2010 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and our actual income tax expense was as follows:

	Nine Months Ended September 30,
	2011	2010

U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.3	3.6
Change in state apportionment method	—	(3.9)
Non-deductible offering costs	—	3.4
Other	1.8	1.6
Effective tax rate	38.1%	39.7%
The effective tax rates for the periods above differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit. Certain enacted tax law changes, which became effective January 1, 2011, reduced the income we apportion to California from the comparable period in 2010, resulting in a lower effective state tax rate in 2011. The nine months ended September 30, 2010 were impacted by several discrete items. The California Franchise Tax Board, or FTB, approved our petition to retroactively apply an alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this benefit in the nine months ended September 30, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the nine months ended September 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.2%.
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
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)
Note 6— Stockholders' Equity (continued)

all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. As of September 30, 2011, 1,582,782 shares of Class A common stock issued to Walmart were subject to our repurchase right.
Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$13,303	$8,971	$38,074	$34,294
Other comprehensive income:
Unrealized loss on investment securities available-for-sale, net	(31)	—	(9)	—
Total comprehensive income	$13,272	$8,971	$38,065	$34,294
Note 7— Stock-Based Compensation
Employee Stock-Based Compensation
Options and restricted stock units granted on or after July 21, 2010 are issued under the 2010 Equity Incentive Plan and options granted prior to July 21, 2010 are issued under the 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan. We have reserved shares of our Class A common stock and Class B common stock for issuance under the 2010 Equity Incentive Plan and 2001 Stock Plan, respectively.
The following table summarizes information for the stock options and restricted stock units that we granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock options granted	250,950	79,500	751,753	299,000
Weighted-average exercise price	$33.97	$36.00	$39.86	$30.08
Weighted-average grant-date fair value	$16.27	$17.23	$19.24	$14.68

Restricted stock units granted	—	—	13,656	—
Grant-date fair value	$—	$—	$32.82	$—
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Risk-free interest rate	1.72%	1.93%	2.06%	2.39%
Expected term (life) of options (in years)	6.08	6.08	6.06	5.90
Expected dividends	—	—	—	—
Expected volatility	48.50%	48.00%	48.32%	49.62%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)
Note 7— Stock-Based Compensation (continued)

We recognized employee stock-based compensation expense of $2.7 million and $1.7 million for the three-month periods ended September 30, 2011 and 2010, respectively. We recognized employee stock-based compensation expense of $7.0 million and $5.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Stock-based compensation includes expense related to awards of stock options and restricted stock units and purchases under the 2010 Employee Stock Purchase Plan.
Stock-Based Retailer Incentive Compensation
As discussed in Note 6 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $3.5 million and $5.2 million of stock-based retailer incentive compensation for the three-month periods ended September 30, 2011 and 2010, respectively. We recognized $13.8 million and $7.7 million of stock-based retailer incentive compensation for the nine-month periods ended September 30, 2011 and 2010, respectively.
Note 8— Earnings per Common Share
We calculate EPS using the two-class method. Refer to Note 2 — Summary of Significant Accounting Policies for a discussion of the calculation of EPS. The calculation of basic EPS and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$13,303	$8,971	$38,074	$34,294
Allocated earnings to preferred stock	—	(1,255)	—	(16,094)
Allocated earnings to other classes of common stock	(5,922)	(6,773)	(18,776)	(16,942)
Net income allocated to Class A common stockholders	7,381	943	19,298	1,258
Weighted-average Class A shares issued and outstanding	23,401	4,266	21,322	1,442
Basic earnings per Class A common share	$0.32	$0.23	$0.91	$0.86

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$7,381	$943	$19,298	$1,258
Allocated earnings to participating securities, net of re-allocated earnings	5,741	6,509	18,204	17,288
Re-allocated earnings	(318)	(71)	(942)	(94)
Diluted net income allocated to Class A common stockholders	12,804	7,381	36,560	18,452
Weighted-average Class A shares issued and outstanding	23,401	4,266	21,322	1,442
Dilutive potential common shares:
Class B common stock	19,023	31,862	21,155	21,441
Stock options	—	—	—	—
Restricted stock units	2	—	1	—
Employee stock purchase plan	—	4	8	1
Diluted weighted-average Class A shares issued and outstanding	42,426	36,132	42,486	22,884
Diluted earnings per Class A common share	$0.30	$0.20	$0.86	$0.81

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)
Note 8— Earnings per Common Share (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$13,303	$8,971	$38,074	$34,294
Allocated earnings and deemed dividends to preferred stock	—	(1,255)	—	(16,094)
Allocated earnings to other classes of common stock	(7,902)	(1,402)	(20,891)	(2,299)
Net income allocated to Class B common stockholders	5,401	6,314	17,183	15,901
Weighted-average Class B shares issued and outstanding	17,124	28,627	18,985	18,232
Basic earnings per Class B common share	$0.32	$0.22	$0.91	$0.87

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$5,401	$6,314	$17,183	$15,901
Re-allocated earnings	340	195	1,021	1,387
Diluted net income allocated to Class B common stockholders	5,741	6,509	18,204	17,288
Weighted-average Class B shares issued and outstanding	17,124	28,627	18,985	18,232
Dilutive potential common shares:
Stock options	1,899	3,180	2,170	3,011
Warrants	—	55	—	198
Diluted weighted-average Class B shares issued and outstanding	19,023	31,862	21,155	21,441
Diluted earnings per Class B common share	$0.30	$0.20	$0.86	$0.81
As of September 30, 2011, 1,582,782 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three and nine-month periods ended September 30, 2011 and 2010.
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
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Class A common stock
Options to purchase Class A common stock	522	12	209	11
Class B common stock
Options to purchase Class B common stock	21	5	3	24
Conversion of convertible preferred stock	—	5,693	—	18,455
Total options and convertible preferred stock	21	5,698	3	18,479

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
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Walmart	61%	63%	60%	63%
Three other largest retail distributors, as a group	20%	20%	20%	20%
Excluding stock-based retailer incentive compensation of $3.5 million and $5.2 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $13.8 million and $7.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Walmart	62%	65%	61%	64%
Three other largest retail distributors, as a group	19%	20%	18%	19%
In determining the customer concentration, we attributed our operating revenues to the retail distributor where the sale of the new cards and cash transfer products occurred. The concentration of GPR cards activated (in units) for Walmart and our three other largest retail distributors, in the aggregate, was 84% and 88% for the three-month periods ended September 30, 2011 and 2010, respectively, and 78% and 83% for the nine-month periods ended September 30, 2011 and 2010, respectively. The concentration of sales of cash transfer products (in units) for these retail distributors, in the aggregate, was 89% and 92% for the three-month periods ended September 30, 2011 and 2010, respectively, and 89% and 93% for the nine-month periods ended September 30, 2011 and 2010, respectively.
Settlement assets attributable to Walmart and our three other largest retail distributors, as a group, comprised 36% and 35%, respectively, of the settlement assets recorded on our consolidated balance sheet as of September 30, 2011 and 26% and 31%, respectively, as of December 31, 2010.
During the nine-month periods ended September 30, 2011 and 2010, the substantial majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.
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
As of September 30, 2011, regulatory approval of our proposed bank acquisition was still pending.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)
Note 11— Commitments and Contingencies

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
Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 1.96 million and 1.47 million GPR cards in the three-month periods ended September 30, 2011 and 2010, respectively, and 5.99 million and 4.74 million GPR cards in the nine-month periods ended September 30, 2011 and 2010, respectively.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 8.87 million and 6.89 million MoneyPak and POS swipe reload transactions for the three-month periods ended September 30, 2011 and 2010, respectively, and 25.13 million and 19.23 million MoneyPak and POS swipe reload transactions for the nine-month periods ended September 30, 2011 and 2010, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.15 million and 3.28 million active cards outstanding as of September 30, 2011 and 2010, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.1 billion and $2.5 billion for the three-month periods ended September 30, 2011 and 2010, respectively, and $12.4 billion and $7.7 billion for the nine-month periods ended September 30, 2011 and 2010, respectively.
Total operating revenues for the three and nine months ended September 30, 2011 were $115.4 million and $347.7 million, respectively, compared to $88.9 million and $272.0 million for the three and nine months ended September 30, 2010, respectively. Total operating revenues were favorably impacted by increases in card revenues, cash transfer revenues and interchange revenues primarily due to period-over-period growth in all of our key metrics described above, partially offset by our recognition of stock-based retailer incentive compensation, which decreased $1.7 million, or 33%, and increased $6.1 million, or 79%, in the three and nine months ended September 30, 2011, respectively, from the comparable periods in 2010, and, to a lesser extent, increases in credits and incentives designed to promote card usage and customer loyalty of $1.1 million and $3.9 million, respectively.

Net income for the three and nine months ended September 30, 2011 was $13.3 million and $38.1 million, respectively, as compared to $9.0 million and $34.3 million for the three and nine months ended September 30, 2010, respectively. Total net income grew 48% in the three months ended September 30, 2011, reflecting the total operating revenue growth described above, combined with efficiency gains in processing expenses and call center costs and a lower overall effective tax rate compared to the three months ended September 30, 2010, partially offset by a $10.6 million increase in sales and marketing expenses as we invest in the expansion of our active card portfolio.
Recent Developments
In October 2011, we entered into an agreement with Blackhawk Network, Inc., or Blackhawk, to sell Green Dot-brand GPR cards through Blackhawk's retailer network. Through this agreement, we expect our GPR products to be available at 10,000 Blackhawk Network Prepaid Center locations over the next 24 months. We also entered into an agreement with First Data Corporation to provide reload services for their payroll card programs.
In addition, we announced that we have agreed to double the number of products offered through Walmart by adding three new products to the current Walmart MoneyCard prepaid card product line, including a Visa Gold MoneyCard, a MasterCard Family Edition MoneyCard and a MasterCard Bill Pay MoneyCard. The new products will be part of a rebrand of the entire product line, which is scheduled to roll out nationwide during the fourth quarter of 2011.
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues — Card revenues consist of new card fees, monthly maintenance fees, ATM fees and other revenues. We charge new card fees when a consumer purchases a GPR or gift card in a retail store. We charge maintenance fees on GPR cards to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money or conduct other transactions at certain ATMs in accordance with the terms and conditions in our cardholder agreements. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account, expediting delivery of the personalized GPR card that replaces the temporary card obtained at the retail store and upgrading a cardholder account to one of our premium programs — the VIP program or Premier Card program — which provide benefits for our more active cardholders.
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
Overdrafts due to maintenance fee assessments comprised approximately 92% of our total overdrawn account balances due from cardholders for the three months ended September 30, 2011. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to two maintenance fees, currently $6.00 for the Walmart MoneyCard and $11.90 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related provision for uncollectible overdrawn accounts, as a component of card revenues in our consolidated statements of operations.
We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations.
Our recovery rates may change in the future in response to factors such as the pricing of reloads and new cards and the availability of substitute products.
Employee Stock-Based Compensation
We record employee stock-based compensation expense using the fair value method of accounting. For stock options and stock purchases under the ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
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

Comparison of Three-Month Periods Ended September 30, 2011 and 2010
Operating Revenues
The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues as well as contra-revenue items:

	Three Months Ended September 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues	$49,966	43.3%	$40,592	45.7%
Cash transfer revenues	34,724	30.1	26,484	29.8
Interchange revenues	34,246	29.7	27,044	30.4
Stock-based retailer incentive compensation	(3,549)	(3.1)	(5,216)	(5.9)
Total operating revenues	$115,387	100.0%	$88,904	100.0%
Card Revenues — Card revenues totaled $50.0 million for the three months ended September 30, 2011, an increase of $9.4 million, or 23%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 33% in the number of GPR cards activated and 27% in the number of active cards in our portfolio. This growth was driven by a variety of factors including growth in the number of our cards sold through our established distribution channels and expansion through our online distribution channel. The increase in card revenues was partially offset by an increase in customer incentives, such as our direct deposit enrollment promotion, that we record as a contra-revenue component of card revenues.
Cash Transfer Revenues — Cash transfer revenues totaled $34.7 million for the three months ended September 30, 2011, an increase of $8.2 million, or 31%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 29% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.
Interchange Revenues — Interchange revenues totaled $34.2 million for the three months ended September 30, 2011, an increase of $7.2 million, or 27%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio and an increase in the average transactional volume of the active cards in our portfolio. Our interchange revenues were favorably impacted by a 63% increase in gross dollar volume, which was driven by the factors discussed above under “Card Revenues.” This impact was partially reduced by an increase in direct deposit customers, who typically account for a higher proportion of gross dollar volume than other customers and tend to withdraw more funds at ATMs or get cash back at the stores of our retail distributors compared to other customers. During the three months ended September 30, 2011, our interchange revenues benefited from a large number of taxpayers who filed extensions for their 2010 tax returns electing to receive their tax refunds via direct deposit on our cards and using those funds for purchase transactions.
Stock-based retailer incentive compensation — Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended September 30, 2011. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $3.5 million of stock-based retailer incentive compensation, a decrease of $1.7 million, or 33%, from the comparable period in 2010. We began recognizing stock-based retailer incentive compensation in May 2010. As a result of volatility in the trading price of our Class A common stock, we expect that our stock-based retailer incentive compensation will decline in the fourth quarter of 2011 on a year-over-year basis.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$40,851	35.4%	$30,305	34.1%
Compensation and benefits expenses	21,763	18.9	17,621	19.8
Processing expenses	17,576	15.2	14,579	16.4
Other general and administrative expenses	13,889	12.0	10,976	12.4
Total operating expenses	$94,079	81.5%	$73,481	82.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $40.9 million for the three months ended September 30, 2011, an increase of $10.6 million, or 35%, from the comparable period in 2010. The increase was primarily the result of increased numbers of GPR cards and cash transfers sold, as compared with the corresponding period in 2010.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $21.8 million for the three months ended September 30, 2011, an increase of $4.2 million, or 24%, from the comparable period in 2010. This increase was primarily the result of additional employee headcount in IT, risk management, customer care and other areas, partially offset by efficiency gains in our call center costs.
Processing Expenses — Processing expenses totaled $17.6 million for the three months ended September 30, 2011, an increase of $3.0 million, or 21%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio and 63% in gross dollar volume and a $1.9 million increase in ATM processing fees as the volume of ATM transactions increased during the three months ended September 30, 2011. Processing expenses were partially offset by volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $13.9 million for the three months ended September 30, 2011, an increase of $2.9 million, or 26%, from the comparable period in 2010. The increase in other general and administrative expenses was due in part to a $1.2 million increase in depreciation and amortization of property and equipment associated with infrastructure investments, including upgrades to our websites. Other items that contributed to the increase in other general and administrative expenses include increases in our provision for uncollectible overdrawn accounts related to purchase transactions and transaction losses, which fluctuate based on changes in gross dollar volume.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended September 30,
	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.3	3.1
Change in state tax apportionment method	—	(0.3)
Non-deductible offering costs	—	2.2
Other	1.6	2.2
Effective tax rate	37.9%	42.2%

Our income tax expense increased by $1.6 million to $8.1 million in the three months ended September 30, 2011 from the comparable period in 2010, and our effective tax rate decreased 4.3 percentage points from 42.2% to 37.9%. The three months ended September 30, 2010 were primarily impacted by non-deductible expenses related to our July 2010 initial public offering recognized in the three months ended September 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.0%. Certain enacted tax law changes, which became effective January 1, 2011, lowered the income we apportion to California from the comparable period in 2010, resulting in a lower effective state tax rate in 2011.
Comparison of Nine-Month Periods Ended September 30, 2011 and 2010
Operating Revenues
The following table presents a breakdown of our operating revenues among card, cash transfer and interchange revenues as well as contra-revenue items:

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues	$158,214	45.5%	$124,978	45.9%
Cash transfer revenues	98,260	28.3	73,630	27.1
Interchange revenues	105,035	30.2	81,106	29.8
Stock-based retailer incentive compensation	(13,785)	(4.0)	(7,673)	(2.8)
Total operating revenues	$347,724	100.0%	$272,041	100.0%
Card Revenues — Card revenues totaled $158.2 million for the nine months ended September 30, 2011, an increase of $33.2 million, or 27%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 26% in the number of GPR cards activated and 27% in the number of active cards in our portfolio. This growth was driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2011 and 2010—Operating Revenues—Card Revenues."
Cash Transfer Revenues — Cash transfer revenues totaled $98.3 million for the nine months ended September 30, 2011, an increase of $24.7 million, or 34%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 31% in the number of cash transfers sold. The increase in cash transfer volume was driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2011 and 2010—Operating Revenues—Cash Transfer Revenues."
Interchange Revenues — Interchange revenues totaled $105.0 million for the nine months ended September 30, 2011, an increase of $23.9 million, or 29%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio, an increase in the average transactional volume of the active cards in our portfolio and a 60% increase in gross dollar volume. This growth was driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2011 and 2010—Operating Revenues—Interchange Revenues."
Stock-based retailer incentive compensation — Our right to repurchase lapsed as to 331,290 shares issued to Walmart during the nine months ended September 30, 2011. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $13.8 million of stock-based retailer incentive compensation, an increase of $6.1 million, or 79%, from the comparable period in 2010.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$126,164	36.3%	$87,777	32.3%
Compensation and benefits expenses	64,566	18.6	50,474	18.6
Processing expenses	54,639	15.7	43,131	15.9
Other general and administrative expenses	41,192	11.8	33,997	12.4
Total operating expenses	$286,561	82.4%	$215,379	79.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $126.2 million for the nine months ended September 30, 2011, an increase of $38.4 million, or 44%, from the comparable period in 2010. The increase was primarily the result of increased numbers of GPR cards and cash transfers sold, compared with the corresponding period in 2010, and an increase in sales commissions due largely to increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement in May 2010.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $64.6 million for the nine months ended September 30, 2011, an increase of $14.1 million, or 28%, from the comparable period in 2010. This increase was primarily the result of a $11.2 million increase in employee compensation and benefits, which included a $1.8 million increase in employee stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support several key growth initiatives, such as our proposed bank acquisition, new product development and new sales efforts, and growth in our IT infrastructure and risk operations. The increase in compensation and benefits expenses was also due to a $2.9 million increase in third-party call center contractor expenses as the number of active cards in our portfolio and associated call volumes increased during the nine months ended September 30, 2011.
Processing Expenses — Processing expenses totaled $54.6 million for the nine months ended September 30, 2011, an increase of $11.5 million, or 27%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of active cards in our portfolio and 60% in gross dollar volume and a $5.9 million increase in ATM processing fees as the volume of ATM transactions increased during the nine months ended September 30, 2011. Processing expenses were partially offset by volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $41.2 million for the nine months ended September 30, 2011, an increase of $7.2 million, or 21%, from the comparable period in 2010. The increase in other general and administrative expenses was primarily the result of increases in depreciation and amortization of property and equipment, our provision for uncollectible overdrawn accounts related to purchase transactions, and transaction losses, which fluctuate based on changes in GDV. These increases were partially offset by a decrease of $4.7 million in professional service expenses. During the nine months ended September 30, 2010, we incurred professional services expenses in connection with our initial public offering, which was completed in July 2010.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.3	3.6
Change in State Apportionment Method	—	(3.9)
Non-deductible offering costs	—	3.4
Other	1.8	1.6
Effective tax rate	38.1%	39.7%
Our income tax expense increase by $0.9 million to $23.5 million in the nine months ended September 30, 2011 from the comparable period in 2010, and our effective tax rate decreased 1.6 percentage points from 39.7% to 38.1%. The nine months ended September 30, 2010 was impacted by several discrete items. The FTB approved our petition to retroactively apply an alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this benefit in the nine months ended September 30, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the nine months ended September 30, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 40.2%. Certain enacted tax law changes, which became effective January 1, 2011, lowered the income we apportion to California from the comparable period in 2010, resulting in a lower effective state tax rate in 2011.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2011	2010
Total cash provided by (used in)
Operating activities	$76,509	$77,493
Investing activities	(52,218)	(103)
Financing activities	6,500	1,888
Increase in unrestricted cash and cash equivalents	$30,791	$79,278
In the nine-month periods ended September 30, 2011 and 2010, we financed our operations primarily through our cash flows from operations. At September 30, 2011, our primary source of liquidity was unrestricted cash and cash equivalents totaling $198.3 million.
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
In February 2010, we entered into a definitive agreement to acquire a bank holding company and its subsidiary commercial bank, and filed applications with the appropriate federal and state regulators seeking approval for this transaction. Under the terms of the agreement, we have agreed to acquire all of the outstanding common shares and voting interest of Bonneville Bancorp for an aggregate purchase price of approximately $15.7 million in cash. We plan to pay for the acquisition with existing cash balances. Our proposed bank acquisition is subject to regulatory approval and other customary closing conditions. The parties have been working expeditiously to be in position to close the transaction as soon as practicable following regulatory approval, if obtained. As a part of ordinary course of the application process, several of our major stockholders have been asked by the staff of the Federal Reserve to enter into passivity commitments with the Board of Governors of the Federal Reserve. There can be no assurance that we will obtain regulatory approval or that our proposed bank acquisition will close.
Cash Flows from Operating Activities
Our $76.5 million of net cash provided by operating activities in the nine months ended September 30, 2011 principally resulted from $38.1 million of net income, certain adjustments for non-cash operating expenses of $28.2 million and a decrease in our income tax receivable of $10.4 million. Our $77.5 million of net cash provided by operating activities in the nine months ended September 30, 2010 principally resulted from $34.3 million of net income, certain adjustments for non-cash operating expenses of $18.7 million and increases in various liability accounts.
Cash Flows from Investing Activities
Our $52.2 million of net cash used in investing activities in the nine months ended September 30, 2011 reflects purchases of available-for-sale investment securities of $40.1 million, payments for acquisition of property and equipment of $17.0 million and an increase in restricted cash of $5.2 million, partially offset by proceeds from the maturity of available-for-sale investment securities of $10.0 million. In March 2011, we increased our cash collateral requirements on our line of credit from $5.0 million to $10.0 million. We present our cash collateral requirements on our consolidated balance sheets as restricted cash. Our $0.1 million of net cash provided by investing activities in the nine months ended September 30, 2010 reflects a decrease in restricted cash of $10.2 million offset by payments for acquisition of property and equipment of $10.3 million. In September 2010, we reduced our cash collateral requirements on our line of credit from $15.0 million to $5.0 million.
Cash Flows from Financing Activities
Our $6.5 million of net cash provided by financing activities in the nine months ended September 30, 2011 was the result of excess tax benefits of $2.2 million and proceeds from the exercise of stock options and the issuance of ESPP shares of $4.3 million. Our $1.9 million of net cash provided by financing activities for the nine months ended September 30, 2010 was the result of proceeds from the exercise of stock options and warrants.
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
We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash, cash equivalents, restricted cash, and available-for-sale investment securities, our settlement assets due from our retail distributors that collect funds and fees from our customers, and amounts due from our issuing banks for fees collected on our behalf.
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk related assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that may be invested in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the audit committee of our board of directors.
Our exposure to credit risk associated with our retail distributors is mitigated due to the short time period, currently an average of two days, that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor. We monitor each retail distributor’s settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring our retail distributor exposure and assigning credit limits and reports regularly to the audit committee of our board of directors.

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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
On October 7, 2011, a lawsuit was filed against us by Integrated Technological Systems, Inc. (“ITS”) in the United States District Court for the District of Nevada. ITS alleges that we infringe U.S. Patent No. 7,912,786 entitled “Integrated Technology Money Transfer System.” The lawsuit includes allegations bearing material relation to our products. ITS seeks a permanent injunction against the alleged infringement, compensatory damages, costs and attorney's fees. We believe we have meritorious defenses to ITS's contentions, and intend to defend the lawsuit vigorously.
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011.
Risks Related to Our Business
Our growth rates may decline in the future.
In recent quarters, our total operating income, net income and the rate of growth of our operating revenues have fluctuated. Sequential growth was negative in the second and third quarter of 2010 and 2011. Accordingly, there can be no assurance that we will be able to continue our historical growth rates in future periods, and we would expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. In particular, our results for each of the first three quarters of 2011 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards. As we expect a significantly lower level of tax refund activity in the fourth quarter of 2011, our quarterly total operating revenues for the fourth quarter of 2011 may be below those in the previous quarters of 2011.
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

Operating revenues derived from sales at Walmart and from our three other largest retail distributors, as a group, represented 61% and 20%, respectively, of our total operating revenues and 62% and 19%, respectively, of our total operating revenues, excluding stock-based retailer incentive compensation, during the three months ended September 30, 2011, and the loss of operating revenues from any of these retail distributors would adversely affect our business.
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 61% and 20%, respectively, in the three months ended September 30, 2011. We do not expect our 2011 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the three months ended September 30, 2011, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. These and other competitors in the larger electronic payments industry are introducing new and innovative products and services, such as those involving radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, that compete with ours. We expect that this competition will intensify as our industry and the larger electronic payments industry continues to rapidly evolve.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the nine months ended September 30, 2011, interchange revenues represented 30.2% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and the bank we propose to acquire are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
If we complete our proposed bank acquisition, we will become a “bank holding company” under the the Bank Holding Company Act of 1956, or BHC Act. As a bank holding company, we would be required to file periodic reports with, and would be subject to comprehensive supervision and examination by, the Federal Reserve Board. Among other things, we and our proposed subsidiary bank would be subject to risk-based and leverage capital requirements, which could adversely affect our results of operations and restrict our ability to grow. These capital requirements, as well as other federal laws applicable to banks and bank holding companies, could also limit our ability to pay dividends. We also would likely incur additional costs associated with legal and regulatory compliance as a bank holding company, which could adversely affect our results of operations. In addition, as a bank holding company, we would generally be prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies. This restriction might limit our ability to pursue future business opportunities we might otherwise consider but which might fall outside the activities permissible for a bank holding company.
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
Substantially all of our cards are issued by GE Money Bank or CB&T, a division of Synovus Bank. Our relationships with these banks are currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure, because we are currently unable to issue our own cards, and, even if we consummate our pending bank acquisition, will be unable to do so for the foreseeable future at the volume necessary to conduct our business, if at all. We may be unable to maintain relationships with the banks that issue our cards for a variety of reasons, including increased regulatory oversight, more burdensome regulation of our industry, increased compliance requirements or changes in business strategy. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following their expiration in 2015 and 2012, respectively, renew our agreements with the banks that currently issue substantially all of our cards under terms at least as favorable to us as those existing before renewal.
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
We are subject to litigation and regulatory oversight in the normal course of our business, and may be subject to regulatory or judicial proceedings or investigations from time to time. In May 2011, the office of the Attorney General of Florida announced that it is investigating five prepaid debit card providers, including us, relating to the allegation of possible hidden fees on their cards. We have conducted a thorough review of this allegation as it relates to our cards and have held meetings with the Attorney General's office to provide requested information in connection with this ongoing investigation. In addition, in October 2011, ITS filed a lawsuit against us, alleging that we infringe one of its patents and is seeking a permanent injunction against the alleged infringement, compensatory damages, costs, and attorney's fees. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts or seek to have aspects of our business suspended or modified. The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, investigations or proceedings could have a material adverse effect on our business, operating results, or financial condition.
If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, network acceptance members and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For example, after the Florida Attorney General's office announced its investigation, several law firms announced that they were investigating us for potential consumer class action lawsuits or derivative lawsuits for breach of fiduciary duties by our board of directors. While we would defend ourselves vigorously against such lawsuits to the extent that any are ultimately initiated against us, the outcome of litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.
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
Maintenance fee assessment overdrafts accounted for approximately 92% of aggregate overdrawn account balances in the three months ended September 30, 2011. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of September 30, 2011, we had assets subject to settlement risk of $23.3 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Based upon beneficial ownership as of September 30, 2011, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 53.2% of our outstanding Class A and Class B common stock, representing approximately 89.7% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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

Green Dot Corporation

Date:	November 10, 2011	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

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