Form 10-K
period 2011-12-31
GREEN DOT CORP
filed 2012-02-29
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34819

GREEN DOT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4766827 (IRS Employer Identification No.)

605 E. Huntington Drive, Suite 205 Monrovia, California 91016 (Address of principal executive offices, including zip code)	(626) 775-3400 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, $0.001 par value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $911.2 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 30,189,888 shares of Class A common stock, par value $.001 per share, and 5,264,889 shares of Class B common stock, par value $.001 per share, outstanding as of January 31, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2012 Annual Meeting of Stockholders, to be held on or about May 24, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot is a leading financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable, or GPR, prepaid debit cards in the United States and that our Green Dot Network is the leading reload network for prepaid cards in the United States. We sell our cards and offer our reload services nationwide at approximately 59,000 retail store locations, which provide consumers convenient access to our products and services. Our technology platform, Green PlaNET, provides essential functionality, including point-of-sale connectivity and interoperability with Visa, MasterCard and other payment or funds transfer networks, and compliance and other capabilities to our Green Dot Network, enabling real-time transactions in a secure environment. The combination of our innovative products, broad retail distribution and proprietary technology creates powerful network effects, which we believe enhance the value we deliver to our customers, our retail distributors and other participants in our network.
We were incorporated in Delaware in October 1999 as Next Estate Communications, Inc. and changed our name to Green Dot Corporation in October 2005. We completed our initial public offering of Class A common stock in July 2010. In December 2011, we completed our acquisition of Utah-based Bonneville Bancorp, a bank holding company, and its subsidiary commercial bank, Bonneville Bank, which is now legally named Green Dot Bank. As a result of the acquisition, we became a bank holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and elected to be treated as a financial holding company. Consequently, we are now regulated by the Federal Reserve Board. In February 2012, our subsidiary bank became a member bank of the Federal Reserve System.
We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our total operating revenues and net income for the years ended December 31, 2011 and 2010, the five month-period ended December 31, 2009 and the year ended July 31, 2009 and our total assets as of December 31, 2011 and 2010, is included in our consolidated financial statements and related notes in Item 8 “Financial Statements and Supplementary Data”.
Our principal executive offices are located at 605 East Huntington Drive, Suite 205, Monrovia, California 91016, and our telephone number is (626) 739-3942. We maintain a website at www.greendot.com. We make available free of charge, on or through our website via the Investor Relations section at http://ir.greendot.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, or the SEC. References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.
Special Note regarding Bank Acquisition
Pursuant to our commitments to the Federal Reserve Board and the Utah Department of Financial Institutions, our subsidiary bank continues to conduct the same business it conducted prior to the acquisition, including lending in its local community at not less than its pre-acquisition levels at its single Provo, Utah location, under its former legal name, Bonneville Bank. We have also made certain financial commitments with respect to Green Dot Bank, including maintaining a tier 1 leverage ratio of at least 15 percent and a 1:1 ratio of cash or cash equivalents to deposits associated with GPR cards. Green Dot Bank has not earned a material amount of net income historically and as of December 31, 2011 had $68.2 million of total assets and $10.0 million of net loans. Other than fulfilling our commitment to continue to lend at pre-acquisition levels in Green Dot Bank's local community, we do not expect to engage in lending activity as a result of the bank acquisition.
We believe that our bank acquisition enables us to, among other things, (i) offer consumers FDIC-insured transactional accounts, (ii) issue prepaid card and debit card products linked to those transactional accounts, (iii) offer other types of deposit products, such as savings accounts, and (iv) provide settlement services for our reload network. Over time, we intend to introduce new products or services in each of these categories.
In addition, we believe that our bank acquisition will provide us with the following strategic benefits:

•	increase our efficiency in introducing and managing potential new products and services, which are more difficult to accomplish with multiple unaffiliated card issuing banks;

•	reduce the risk that we would be negatively impacted by one of the banks that issue our cards changing its business practices as a result of, among other things, a change of strategic direction, financial hardship or regulatory developments;

•
reduce the sponsorship and service fees and other expenses that we incur each year to the third-party banks that issue our cards, and correspondingly create the ability to earn interest income and increase funds available to us to spend on other aspects of our business, including the ability to further reduce consumer pricing; and

•
improve our ability to compete for new program management opportunities, particularly with federal, state, and local government entities that value working with a member bank of the Federal Reserve System.

Our Business Model
Our business model focuses on four major elements: our consumers; our distribution; our products and services; and our proprietary technology platform, which provides functionality for and connectivity to the Green Dot Network and supports the platform that brings the other three elements together.
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
Based on data from the Federal Deposit Insurance Corporation, or FDIC, the Federal Reserve Bank, the U.S. Census and the Center for Financial Services Innovation and our proprietary data, we believe these four consumer segments collectively represent an addressable market of approximately 160 million people in the United States.
Customers in these different segments tend to purchase and use our products for different reasons and in different ways. For example, we believe never-banked consumers use our products as a safe, controlled way to spend cash and as a means to access channels of trade, such as online purchases, where cash cannot be used. We believe previously-banked consumers use our products as a convenient and affordable substitute for a traditional checking account by depositing payroll checks (via direct or in-store deposit) on a Green Dot GPR card and using our products to pay bills, shop online, monitor spending and withdraw cash from ATMs.
We believe underbanked consumers use our products in ways similar to those of the never- and previously-banked segments, but additionally view our products as a credit card substitute. For example, underbanked consumers use our products to make purchases at physical and online merchants, pay bills, make travel arrangements and guarantee reservations. We believe fully-banked consumers use our products as companion products to their bank checking account, segregating funds into separate accounts for a variety of uses. For example, fully-banked consumers often use our cards to shop on the Internet without providing their bank debit card account information online. These consumers also use our products to control spending, designate funds for specific uses, prevent overdrafts in their checking accounts, or load funds into specific accounts, such as a PayPal account.
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
Retail Distributors. Our prepaid financial services are sold in approximately 59,000 retail store locations, including those of major national mass merchandisers, national and regional drug store and convenience store chains, and national and regional supermarket chains. Our retail distributors include:

Type of Distributor	Representative Distributors
Mass merchandise retailers	Walmart, Kmart, Meijer
Drug store retailers	Walgreens, CVS, Rite Aid
Convenience store retailers	7-Eleven, The Pantry (Kangaroo Express), Circle K
Supermarket retailers	Kroger, Blackhawk Network, Inc.
Other	Radio Shack
Most of these retailers have been our distributors for several years and all have contracts with us, subject to termination rights, which expire at various dates from 2012 to 2015. In general, our agreements with our retail distributors give us the right to provide Green Dot-branded and/or co-branded GPR cards and reload services in their retail locations, in many cases on an exclusive basis, and require us to share with them by way of commissions the revenues generated by sales of these cards and reload services. We and the retail distributor generally also agree to certain marketing arrangements, such as promotions and advertising. Our operating revenues derived from products and services sold at the store locations of Walmart and our three other largest retail distributors, as a group, represented the following percentages of our total operating revenues: approximately 61% and 20%, respectively, for the year ended December 31, 2011, 63% and 20%, respectively, for the year ended December 31, 2010, 66% and 23%, respectively, for the five months ended December 31, 2009, and 56% and 27%, respectively, for the year ended July 31, 2009. For the year ended July 31, 2009, operating revenues derived from products and services sold at the store locations of Walgreens represented 11% of our total operating revenues.
Our Relationship with Walmart. Walmart is our largest retail distributor. We have been the exclusive provider of Walmart-branded GPR cards sold at Walmart since Walmart initiated its Walmart MoneyCard program in 2007. In October 2006, we entered into agreements with Walmart and GE Capital Retail Bank, formerly GE Money Bank (the card issuing bank), which set forth the terms and conditions of our relationship with Walmart. Pursuant to the terms of these agreements, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart displays and sells the cards and GE Capital Retail Bank serves as the issuer of the cards and holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network.
In May 2010, the term of the agreement among Green Dot, Walmart and GE Capital Retail Bank was extended through May 2015. The parties also agreed to various other changes to the terms of the agreement. In particular, the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program increased significantly in May 2010 and will increase by a smaller amount in May 2013. Walmart has the right to terminate this agreement prior to its expiration or renewal, but subject to notice periods of varying lengths, for a number of specified reasons, including, among others: our failure to meet agreed-upon service levels, certain changes in control of GE Capital Retail Bank or us, or GE Capital Retail Bank's or our inability or unwillingness to agree to requested pricing changes.
Network Acceptance Members. A large number of institutions accept funds through our reload network, using our MoneyPak product. We provide reload services to over 120 third-party prepaid card programs, including programs offered by H&R Block, AccountNow and UniRush, LLC. MasterCard’s RePower Reload Network also uses the Green Dot Network to facilitate cash reloads for its own member programs. In addition, we provide reload services to other kinds of institutions and their customers. For example, we enable PayPal customers to use a MoneyPak to fund a new or existing PayPal account.
Other Channels. An increasing portion of our card sales is generated from our and Walmart's online distribution channels and other non-retail channels, such as our public sector initiatives. We offer Green Dot-branded cards through our website, www.greendot.com and the Walmart MoneyCard through www.walmartmoneycard.com. We promote these distribution channels through television and online advertising. Customers who activate their cards through these channels typically receive an unfunded card in the mail and then can reload the card either through a cash reload or a payroll direct deposit transaction.
Our Products and Services
Our principal products and services consist of Green Dot-branded GPR cards, co-branded GPR cards, and MoneyPak and point-of-sale, or POS, swipe reload transactions facilitated by the Green Dot Network. We also service general purpose gift cards, which have historically represented only a small percentage of our operating revenues. GPR cards are designed for general spending purposes and can be used anywhere their applicable payment network, such as Visa or MasterCard, is accepted. Unlike gift cards, GPR cards are reloadable for ongoing, long-term use and require the completion of various identification, verification and other USA PATRIOT Act-compliant processes before a cardholder relationship can be established. The GPR cards we offer are issued primarily by Columbus Bank and Trust Company, a division of Synovus Bank, and, in the case of certain of our co-branded cards discussed below, GE Capital Retail Bank. Our card issuing program with Columbus Bank and Trust Company will terminate in October 2012, subject to a 180-day wind-down period, and we have recently initiated the process of transitioning the program to our subsidiary bank, Green Dot Bank. Card balances are FDIC-insured and have either Visa or MasterCard zero liability card protection.
Card Products
Green Dot-Branded GPR Cards. Our Green Dot-branded GPR cards provide consumers with an affordable and convenient way to manage their money and make payments without undergoing a credit check or possessing a pre-existing bank account. In addition to standard prepaid Visa- or MasterCard-branded GPR cards, we also offer GPR cards marketed for a specific use or market, such as our Online Shopping card, our Prepaid Student card and our Prepaid NASCAR card.
To purchase a GPR card in a retail store location, consumers typically select the GPR card from an instore display and pay the cashier a one-time purchase fee plus the initial amount they would like to load onto their card. Consumers then go online or call a toll-free number to register their personal information with us so that we can activate their temporary prepaid card and mail them a personalized GPR card. As explained below, consumers can then reload their personalized GPR cards using a MoneyPak or, at enabled retailers, via a point-of-sale process, which we refer to as a POS swipe reload transaction. Funds can also be loaded on the card via direct deposit of a customer’s government or payroll check.
Our GPR cards are issued as Visa- or MasterCard-branded cards and are accepted worldwide by merchants and other businesses belonging to the applicable payment network, including for bill payments, online shopping, everyday store purchases and ATM withdrawals. Visa and MasterCard are each accepted at more than 30 million locations worldwide. Our cardholders can conduct ATM transactions at approximately 1.9 million Visa PLUS or 1.0 million MasterCard Cirrus ATMs worldwide, including over 20,000 MoneyPass fee-free ATMs in all 50 states and Puerto Rico.
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
For regulatory compliance, risk management, operational and other reasons, our GPR cards and reload products have certain limitations and restrictions, including but not limited to maximum dollar reload amounts, maximum numbers of reloads in a given time period (e.g., per day), and limitations on uses of our temporary cards versus our permanent personalized cards.
Co-Branded GPR Cards. We provide co-branded GPR cards on behalf of certain retail distributors and other business entities. Co-branded cards generally bear the trademarks or logos of the retail distributor or business entity, and our trademark on the packaging and back of the card. These cards have the same features and characteristics as our Green Dot-branded GPR cards, and are accepted at the same locations. We typically are responsible for managing all aspects of these programs, including strategy, product design, marketing, customer service and operations/compliance. Representative co-branded cards include the Walmart MoneyCard, the Kmart Prepaid Visa and MasterCard cards, the AARP Foundation Prepaid MasterCard and the Meijer Prepaid MasterCard.
Reload Services
We generate cash transfer revenues when consumers purchase our reload services. We offer consumers affordable and convenient ways to reload any of our GPR cards, over 120 third-party prepaid card programs and to conduct other cash loading transactions through our reload network, using our MoneyPak product or through retailers’ specially-enabled POS devices. MoneyPak is offered in all of the retail locations where our GPR cards are sold. MoneyPak is a cash reload product that we market on a display like our Green Dot-branded GPR cards. Cash reloads using a MoneyPak involve a two-step process: consumers pay the cashier the desired amount to be reloaded onto the MoneyPak, plus a service fee, generally ranging between $3.00 and $4.95, and then go online or call a toll-free number to submit the MoneyPak number and add the funds to a GPR card or other account, such as a PayPal account. Alternatively, at many retail locations, consumers can add funds directly to their Green Dot- branded and co-branded cards at the point of sale through a POS swipe reload transaction. Unlike a MoneyPak, these POS swipe reload transactions involve a single-step process: consumers pay the cashier the desired amount to be reloaded, plus a service fee, and funds are reloaded onto the GPR card at the point of sale without further action required on the part of the consumer.

Our Proprietary Technology Platform — Green PlaNET
Green PlaNET is our proprietary technology platform that enables our network participants, which include consumers, retail distributors and businesses that accept reloads or payments through the Green Dot Network, to communicate with us in a real-time, secure environment. Green PlaNET is a centralized, client-server based processing system that gives us the ability to centrally develop and distribute product applications, manage customer accounts, authorize, process and settle transactions, ensure security and regulatory compliance, and provide customer services across a variety of points of contact and technologies.
Green PlaNET enables Green Dot cardholders to activate and use their card accounts for a variety of transactions, including cash loads. Green PlaNET also provides a single and secure point of integration for all our network participants, enabling them to communicate with us and our customers and facilitating the initiation, authorization and settlement of transactions.
Green PlaNET has the following components:

•
The Green PlaNET front-end processing system communicates with the host systems of retail distributors and network acceptance members through a proprietary application programming interface and runs a variety of proprietary and third-party software applications that facilitate the purchase of a card at a retail location as well as the loading of cash onto a card or MoneyPak. It enables our reload network to interoperate with funds transfer networks and engages in real-time transaction verification so that cards do not exceed applicable limits, thus ensuring compliance with our anti-money laundering program.

•
The Green PlaNET back-end processing system runs a variety of proprietary and third-party software applications that enable the activation, daily use and maintenance of our cardholder accounts. It executes a variety of transaction-enabling processes and initiates several customer verification modules and external data requests that together ensure compliance with all federal requirements for the opening of a new account. It interfaces with our database to generate account statements and initiate account notification communications, such as emails and text messages. It also enables our cards to interoperate with Visa, MasterCard and other payment or funds transfer networks, interacts with the systems of other processors and executes back-end batch processes that facilitate the daily accounting, reconciliation and settlement of transactions and account activity. In addition, the Green PlaNET back-end processing system houses a variety of security applications that provide customer and card data encryption, fraud monitoring, information security administration and firewalls that protect the Green PlaNET infrastructure.

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

Sales and Marketing
The primary objective of our sales and marketing efforts is to educate consumers on the utility of our products and services in order to generate demand, and to instruct consumers on where they may purchase our products and services. We also seek to educate existing customers on the use of our products and services to encourage increased usage and retention of our products. We accomplish these objectives through various types of consumer-oriented marketing and advertising and by expanding our group of retail distributors to gain access to additional customers.
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
We employ a number of strategies to improve cardholder retention and increase card usage. These strategies are based on research we conduct on an ongoing basis to understand consumer behavior and improve consumer loyalty and satisfaction. For example, we use our points of contact with customers (e.g., our website, email, interactive voice response system, or IVR, and mobile applications) to educate our customers and promote new card features. We also provide incentives for behaviors, such as cash reloading, establishing payroll direct deposit and making frequent purchases with our cards, that we believe increase cardholder retention. In particular, we believe that our fee waiver program, which eliminates monthly maintenance fees for customers who deposit $1,000 or more to the card or conduct at least 30 transactions with the card during a monthly billing cycle, has had a significant impact on improving cardholder retention within certain of our customer segments. Our GPR cards had an average card lifetime of approximately nine months in each of 2010 and 2011. While the average card lifetime was flat from 2010 to 2011, due to a higher mix of customers acquiring cards primarily for tax refunds, we experienced growth in the number of new GPR card activations from repeat customers, or former GPR cardholders, over the same period. The percentage of new card activations from repeat customers increased from 34% in 2010 to 43% in 2011.
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
Prepaid Card Issuance and Program Management
We compete against the full spectrum of providers of GPR cards. We also compete with traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these companies can also leverage their extensive customer bases and adopt aggressive pricing policies to gain market share. Our primary competitors in the prepaid card issuance and program management market are traditional credit, debit and prepaid card account issuers and prepaid card program managers like American Express, First Data, NetSpend, AccountNow, PreCash, UniRush, LLC, Western Union and MoneyGram. In addition, from time to time, new entrants, such as PayPal, introduce prepaid card products that could increase competition in this market. Our Green Dot-branded cards also compete with our co-branded GPR cards, such as the Walmart MoneyCard.

We believe that the principal competitive factors for the prepaid card issuance and program management market include:

•	breadth of distribution;

•	brand recognition;

•	the ability to reload funds;

•	compliance and regulatory capabilities;

•	enterprise-class and scalable IT;

•	customer support capabilities; and

•	pricing.
We believe our products compete favorably on each of these factors.
Reload Networks
While we believe our Green Dot Network is the leading reload network for prepaid cards in the United States, a growing number of companies are attempting to establish and grow their own reload networks. In this market, new companies, or alliances among existing companies, may be formed that rapidly achieve a significant market position. Many of these companies are substantially larger than we are and have greater resources, larger and more diversified customer bases and greater name recognition than we do. Our primary competitors in the reload services market are: Visa, Western Union, MoneyGram, Blackhawk Network, Inc. and NetSpend. Visa has broad brand recognition and a large base of merchant acquiring and card issuing banks. Western Union, MoneyGram, Blackhawk Network, Inc. and NetSpend each have a national network of retail and/or agent locations. In addition, we compete for consumers and billers with financial institutions that provide their retail customers with billing, payment and funds transfer services. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do.
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
Prepaid Card Distribution
We compete against the full spectrum of prepaid card distributors and third-party processors that sell competing prepaid card programs through retail and online channels. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these companies can also leverage their extensive customer bases and adopt aggressive pricing policies to gain market share. As new payment methods are developed, we also expect to experience competition from new entrants. Our primary competitors in the prepaid card distribution market are: InComm, Blackhawk Network, Inc., First Data, NetSpend and AccountNow. In addition, we face potential competition from Western Union, MoneyGram and a number of retail banks if they enter this market.
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
Regulation
Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering laws;

•	money transfer and payment instrument licensing regulations;

•	escheatment laws;

•	privacy and information safeguard laws;

•	banking regulations; and

•	consumer protection laws.
These laws are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us, our subsidiary bank or the banks that issue our cards, our retail distributors, our network acceptance members or our third-party processors is at times unclear. Any failure to comply with applicable law — either by us or by the card issuing banks, retail distributors, network acceptance members or third-party processors, over which we have limited legal and practical control — could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services.
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
Anti-Money Laundering Laws
Our products and services are generally subject to federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

•	report large cash transactions and suspicious activity;

•	screen transactions against the U.S. government’s watch-lists, such as the Specially Designated Nationals and Blocked Persons List maintained by the Office of Foreign Assets Control;

•	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;

•	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;

•	gather and, in certain circumstances, report customer information;

•	comply with consumer disclosure requirements;

•	and register or obtain licenses with state and federal agencies in the United States and seek registration of our retail distributors and network acceptance members when necessary.
Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures in order to comply with the most current legal requirements. We cannot predict how these future regulations might affect us. Complying with future regulation could be expensive or require us to change the way we operate our business. For example, in July 2011, the Financial Crimes Enforcement Network, or FinCEN, of the U.S. Department of Treasury published final rules regarding, among other things, the applicability of the Bank Secrecy Act’s anti-money laundering provisions to prepaid products such as ours. Although we believe these regulations have not adversely impacted prepaid products such as ours or required material operational changes by prepaid financial services providers such as us or our retail distributors, there can be no assurance that the interpretation or enforcement of these regulations will not adversely impact our products or require operational changes by us or our retail distributors.
We are registered with FinCEN as a money services business. As a result of being so registered, we have established anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed and implemented compliance programs comprised of policies, procedures, systems and internal controls to monitor and address various legal requirements and developments. To assist in managing and monitoring money laundering risks, we continue to enhance our anti-money laundering compliance program. We offer our services largely through our retail distributor and network acceptance member relationships. We have developed an anti-money laundering training manual and a program to assist in educating our retail distributors on applicable anti-money laundering laws and regulations.
Money Transfer and Payment Instrument Licensing Regulations
We are subject to money transfer and payment instrument licensing regulations. We have obtained licenses to operate as a money transmitter in 40 U.S. jurisdictions. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business. As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.
In addition, we must at all times maintain “permissible investments” in an amount equivalent to all “outstanding payment obligations.” While, technically, the outstanding payment obligations represented by the balances on our card products are liabilities of the issuing bank, it is possible that some states will require us to maintain permissible investments in an amount equal to the outstanding payment obligations of the bank that issues our cards. The types of securities that are considered “permissible investments” vary from state to state, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments.
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
Banking Regulations
We became a bank holding company in December 2011, as a result of our acquisition of Bonneville Bancorp, the holding company of Bonneville Bank, a state-chartered Utah bank, which was renamed Green Dot Bank after the acquisition. We and our subsidiary bank are extensively regulated under federal and state laws, which, in general, results in increased compliance costs and other expenses, as we and our subsidiary bank are required to undergo regular on-site examinations and to comply with additional reporting requirements. As a bank holding company, we are subject to the supervision of, and inspection by, the Federal Reserve Board and are subject to certain regulations which, among other things, restrict our business and the activities in which we may engage. Our existing business activities and currently proposed business activities are not materially restricted by these regulations.
Activities. Federal laws restrict the types of activities in which bank holding companies may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. Bank holding companies may engage in the business of banking and managing and controlling banks, as well as closely related activities. In addition, financial holding companies may engage in a wider set of activities, including with respect to securities activities and investments in companies engaged in nonbanking activities. The business activities that we currently conduct are permissible activities for bank holding companies under U.S. law, and we do not expect the limitations described above will adversely affect our current operations or materially restrict us from engaging in activities that are currently contemplated by our business strategies. It is possible, however, that these restrictions could limit our ability to enter other businesses in which we may wish to engage at some time in the future. It is also possible that in the future these laws may be amended in ways, or new laws or regulations may be adopted, that adversely affect our ability to engage in our current or additional businesses.
Even if our activities are permissible for a bank holding company, as discussed under “— Capital Adequacy” below, the Federal Reserve Board has the authority to order a bank holding company or its subsidiaries to terminate any activity or to require divestiture of ownership or control of a subsidiary in the event that it has reasonable cause to believe that the activity or continued ownership or control poses a serious risk to the financial safety, soundness or stability of the bank holding company or any of its bank subsidiaries.
Dividend Restrictions. Bank holding companies are subject to various restrictions that may affect their ability to pay dividends. Federal and state banking regulations applicable to bank holding companies and banks generally require that dividends be paid from earnings and, as described under “— Capital Adequacy” below, require minimum levels of capital, which limits the funds available for payment of dividends. Other restrictions include the Federal Reserve Board’s general policy that bank holding companies should pay cash dividends on common stock only out of net income available to stockholders for the preceding year or four quarters and only if the prospective rate of earnings retention is consistent with the organization’s expected future needs and financial condition, including the needs of each of its bank subsidiaries. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend pay-out ratios that are at the 100% level unless both their asset quality and capital are very strong. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of its bank subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for its bank subsidiaries. See “— Source of Strength” below.
As part of our financial commitments to the Federal Reserve Board and Utah Department of Financial Institutions, our subsidiary bank, Green Dot Bank, is restricted from paying dividends for 3 years from the date of acquisition.
Capital Adequacy. Bank holding companies and banks are subject to various requirements relating to capital adequacy, including limitations on leverage. As a bank holding company that is a financial holding company, we are required to be “well-capitalized,” meaning we must maintain a ratio of Tier 1 capital to risk-weighted assets of at least 6% and a ratio of total capital to risk-weighted assets of at least 10%. In addition, we are also subject to the generally applicable bank holding company minimum Tier 1 leverage ratio of 4%, which is the ratio of Tier 1 capital to average total consolidated assets. Tier 1 capital, or “core” capital, generally consists of common stockholders’ equity, perpetual non-cumulative preferred stock and, up to certain limits, other capital elements. Tier 2 capital consists of supplemental capital items such as the allowance for loan and lease losses, certain types of preferred stock, hybrid capital securities and certain types of debt, all subject to certain limits. Total capital is the sum of Tier 1 capital plus Tier 2 capital.
Our subsidiary bank is also subject to separate capital and leverage requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions. As of December 31, 2011, we and our subsidiary bank are each “well-capitalized” under the above standards and presently exceed our respective capital and leverage commitments. It is possible, however, that regulators may require us or our subsidiary bank to maintain higher levels of capital in the future, and there can be no assurance that we will be able to maintain the required ratios in future periods.
Under the regulatory framework that Congress has established and bank regulators have implemented, banks are either “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Banks are generally subject to greater restrictions and supervision than bank holding companies, and these restrictions increase as the financial condition of the bank worsens. For instance, a bank that is not well-capitalized may not accept, renew or roll over brokered deposits without the consent of the FDIC. If our subsidiary bank were to become less than adequately capitalized, the bank would need to submit to bank regulators a capital restoration plan that was guaranteed by us, as its bank holding company. The bank would also likely become subject to further restrictions on activities, including entering into new lines of business or conducting activities that have the effect of limiting asset growth or preventing acquisitions. A bank that is undercapitalized would also be prohibited from making capital distributions, including dividends, and from paying management fees to its bank holding company if the institution would be undercapitalized after any such distribution or payment. A significantly undercapitalized institution would be subject to mandatory capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.
Source of Strength. Under Federal Reserve Board policy, bank holding companies are expected to act as a source of strength to their bank subsidiaries. This support may theoretically be required by the Federal Reserve Board at times when the bank holding company might otherwise determine not to provide it. As noted above, if a bank becomes less than adequately capitalized, it would need to submit an acceptable capital restoration plan that, in order to be acceptable, would need to be guaranteed by the parent holding company. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Federal Reserve Board is required by July 2012 to adopt new regulations formally requiring bank holding companies to serve as a source of strength to their subsidiary depository institutions. The Federal Reserve Board has not yet proposed rules to implement this requirement.
Acquisitions of Bank Holding Companies. Under the BHC Act and the Change in Bank Control Act, and their respective implementing regulations, Federal Reserve Board approval is necessary prior to any person or company acquiring control of a bank or bank holding company, subject to certain exceptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities, and may be presumed to exist if a person acquires 10% or more of any class of voting securities. These restrictions could affect the willingness or ability of a third party to acquire control of us for so long as we are a bank holding company.
Deposit Insurance and Deposit Insurance Assessments. Deposits accepted by banks, such as our subsidiary bank, have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, the level of which depends on the risk category of an institution and the amount of insured deposits that it holds. These rates currently range from 7 to 77.5 basis points on deposits. The FDIC may increase or decrease the assessment rate schedule semi-annually, and has in the past required and may in the future require banks to prepay their estimated assessments for future periods. The Dodd-Frank Act changes the method of calculating deposit assessments, requiring the FDIC to assess premiums on the basis of assets less tangible stockholders’ equity. The FDIC has indicated that this change will likely result in a lower assessment rate because of the larger assessment base. Because of the current stress on the FDIC’s Deposit Insurance Fund resulting from the banking crisis, those fees have increased and are likely to stay at a relatively high level.
Community Reinvestment Act. The Community Reinvestment Act of 1977, or CRA, and the regulations promulgated by the FDIC to implement the CRA are intended to ensure that banks meet the credit needs of their respective service areas, including low and moderate income communities and individuals, consistent with safe and sound banking practices. The CRA regulations also require the banking regulatory authorities to evaluate a bank’s record in meeting the needs of its service area when considering applications to establish new offices or consummate any merger or acquisition transaction. The federal banking agencies are required to rate each insured institution’s performance under the CRA and to make that information publicly available. Our subsidiary bank currently complies with the CRA through investments and other activities that are designed to benefit the needs of low and moderate income communities. Our subsidiary bank is currently preparing to submit its CRA Strategic Plan. If the banking regulatory authorities do not approve our bank's strategic plan, our bank could be required to engage in lending and other community outreach activities in the community in which it is located.
Restrictions on Transactions with Affiliates and Insiders. Transactions between a bank and its nonbanking affiliates are regulated by the Federal Reserve Board. These regulations limit the types and amount of these transactions, require certain levels of collateral for loans to affiliated parties and generally require those transactions to be on an arm’s-length basis. As a bank holding company, our transactions with our subsidiary bank are limited by these regulations, although we do not anticipate that these restrictions will adversely affect our ability to conduct our current operations or materially prohibit us from engaging in activities that are currently contemplated by our business strategies.
Issuing Banks. All of the GPR cards that we provide and the Walmart gift cards we service are issued by either a federally- or state-chartered bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under “Anti-Money Laundering Laws” above and to comply with the privacy regulations promulgated under the GLB Act as discussed under “Privacy and Information Safeguard Laws” above. Our subsidiary bank will become subject to the additional regulatory oversight and legal obligations described above, in its capacity as issuing bank, when it becomes an issuer of our GPR cards, which is expected to occur in the second quarter of 2012.
Other. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Moreover, additional changes to banking laws and regulations are possible in the near future. The Dodd-Frank Act made numerous changes to the regulatory framework governing banking organizations, and many of these changes require rulemakings by regulators, only a small portion of which have been completed. These regulations could likewise substantially affect our business and operations. In addition, the U.S. Congress is considering various proposals relating to the activities and supervision of banks and bank holding companies, some of which could materially affect our operations and those of our subsidiary bank. Although there can be no assurance regarding the ultimate impact that adoption of these proposals will have on us, if the proposals are enacted, we expect that the benefits we seek to realize from our recent bank acquisition will be reduced.
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
In June 2011, the Consumer Financial Protection Bureau, or CFPB, issued a notice and request for comment on defining what kinds of companies should be included as “larger participants” for its nonbank supervision program. The CFPB subsequently published its first "larger participant" proposed rule, in February 2012, defining nonbank “larger participants” as entities engaged in consumer debt collection and consumer reporting. Although the CFPB did not include prepaid card issuers in this proposed rule, the CFPB may take actions in the future, including other rulemakings, that subject us or our products and services to its oversight and regulation.
Payment Networks
In order to provide our products and services, we, as well as the banks that issue our cards, must register with Visa and MasterCard and, as a result, are subject to payment network rules that could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions. The banks that issue our cards are specifically registered as “members” of the Visa and/or MasterCard payment networks. Visa and MasterCard set the standards with which we and the card issuing banks must comply.

Employees
As of December 31, 2011, we had 464 employees, including 393 in general and administrative, 54 in sales and marketing and 17 in research and product development. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. As of December 31, 2011, we also had arrangements with third-party call center providers in Guatemala and the Philippines that provided us with approximately 951 contractors for customer service and similar functions.
ITEM 1A. Risk Factors
Risks Related to Our Business
Our growth rates may decline in the future.
In recent quarters, our total operating income, net income and the rate of growth of our operating revenues have fluctuated. Sequential growth in our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, was negative in the second and third quarter of 2010 and 2011. Accordingly, there can be no assurance that we will be able to continue our historical growth rates in future periods, and we would expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. In particular, our results for each of the first three quarters of 2011 were favorably affected by large numbers of taxpayers electing to receive their refunds via direct deposit on our cards. We expect to experience similar patterns in our results of operations in 2012, with total operating revenues being higher during the first half of the year, as a result of a larger number of taxpayers electing to receive their refunds via direct deposit on our cards. In October 2011, our joint marketing and referral agreement with Intuit expired and was not renewed.  Although Intuit has entered a new agreement to continue as a network acceptance member, our revenues attributable to Intuit will decline significantly in 2012 on a year-over-year basis and the impact of this change will be the greatest during the first half of 2012.  For the year ended December 31, 2011, Intuit accounted for approximately 5% of our operating revenues, excluding stock-based retailer incentive compensation.
In the near term, our continued growth depends significantly on our ability, among other things, to attract new long-term users of our products, to expand our reload network and to increase our card revenues and other fees, cash transfer revenues and interchange revenues collectively per customer. Since the value we provide to our network participants relates in large part to the number of long-term users of, businesses that accept reloads or payments through, and applications enabled by, the Green Dot Network, our operating revenues could suffer if we were unable to increase such users of our GPR cards and to expand and adapt our reload network to meet consumers’ evolving needs. In addition, the negative impact on our operating revenues caused by any failure to increase the number of long-term users of our products could be exacerbated by the loss of other users of our products as we focus our marketing efforts on attracting new long-term users. We may fail to expand our reload network for a number of reasons, including our inability to produce products and services that appeal to consumers and lead to increased new card sales, our loss of one or more key retail distributors or our loss of key, or failure to add, network acceptance members.
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
As the prepaid financial services industry continues to develop, our competitors may be able to offer products and services that are, or that are perceived to be, substantially similar to or better than ours. This may force us to compete on the basis of price and to expend significant advertising, marketing and other resources in order to remain competitive. Even if we are successful at increasing our card revenues and other fees, cash transfer revenues and interchange revenues collectively through our various initiatives and strategies, we have experienced and will continue to experience an inevitable decline in growth rates as such revenues collectively increase to higher levels and we may also experience a decline in margins. If our operating revenue growth rates slow materially or decline, our business, operating results and financial condition would be adversely affected.

The loss of operating revenues from Walmart and our three other largest retail distributors would adversely affect our business.
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 61% and 20%, respectively, in the year ended December 31, 2011. We do not expect our 2012 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the year ended December 31, 2011, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with these retail distributors have terms that expire at various dates between 2012 and 2015, but they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of GE Capital Retail Bank or us, GE Capital Retail Bank's or our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. Walmart also has the right to terminate its agreement prior to its expiration or renewal for a number of other specified reasons, including; a change by GE Capital Retail Bank in its card operating procedures that Walmart reasonably believes will have a material adverse effect on Walmart's operations; our inability or unwillingness to make Walmart MoneyCards reloadable outside of our reload network in the event that our reload network does not meet particular size requirements in the future; and in the event Walmart reasonably believes that it is reasonably possible, after the parties have explored and been unable to agree on any alternatives, that the Federal Reserve Board may determine that Walmart exercises a controlling influence over our management or policies. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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

•
the timing of commencement of new initiatives that cause us to expand into new distribution channels, such as our public sector initiative, and the length of time we must invest in those channels before they generate material operating revenues;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•
the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure, including our investments in an in-house processing solution to replace the processing services provided by Total System Services, Inc.;

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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. Our current and potential competitors include:

•	prepaid card program managers, such as American Express Company, First Data Corporation, NetSpend Holdings, Inc., AccountNow, Inc., PreCash Inc. and UniRush, LLC;

•	reload network providers, such as Visa, Inc. (or Visa), The Western Union Company and MoneyGram International, Inc.; and

•	prepaid card distributors, such as InComm and Blackhawk Network, Inc.
Some of these vendors compete with us in more than one of the vendor categories described above, while others are primarily focused in a single category. In addition, competitors in one category have worked or are working with competitors in other categories to compete with us. A portion of our cash transfer revenues is derived from reloads to cards managed by companies that compete with us as program managers. We also face actual and potential competition from retail distributors or from other companies, such as PayPal and Visa, that have decided or may in the future decide to compete, or compete more aggressively, in the prepaid financial services industry.
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
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We may also face price competition that results in decreases in the purchase and use of our products and services, particularly from GPR card providers that offer comparable GPR cards to certain consumer segments. If price competition materially intensifies or affects a greater number of our customer segments, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, which could adversely affect our operating results.
Our continued growth depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services. If we fail to compete effectively against any of the foregoing threats, our revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
As a bank holding company, we are subject to extensive and potentially changing regulation and may be required to serve as a source of strength for Green Dot Bank, which may adversely affect our business, financial position and results of operations.
We became a bank holding company in December 2011. As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and must comply with applicable regulations and other commitments we have agreed to, including financial commitments in respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank fails to comply with its applicable capital and leverage commitments, the Federal Reserve Board may limit our ability to pay dividends, or if we become less than adequately capitalized, require us to raise additional capital. In addition, as a bank holding company and a financial holding company, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and financial holding companies. This restriction might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities.
Moreover, in response to the financial crisis of 2008 and the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, banking supervisors in the United States are presently in the process of implementing a variety of new requirements on banking entities. Some of these requirements apply or will apply directly to us or to our subsidiary bank, while certain requirements apply or will apply only to larger institutions. Although we cannot anticipate the final form of many of these regulations, how they will affect our business or results of operations, or how they will change the competitive landscape in which we operate, such regulations could have a material adverse impact on our business and financial condition, particularly if they make it more difficult for us or our retail distributors to sell our card products.
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
State and federal legislators and regulatory authorities have become increasingly focused on the banking and consumer financial services industries, and continue to propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions (including card issuing banks) and other financial services companies (including us). For example, recently introduced federal legislation, such as the bill proposed by

Senator Menendez, known as the Prepaid Card Consumer Protection Act of 2011, would limit the amount of fees, including monthly fees, that we would be able to charge and would impose operational requirements, such as closing and refunding certain dormant prepaid cards, which could decrease our operating revenues and increase our operating costs. Proposed legislation in New Jersey and Illinois could, if passed, also limit the types and amounts of fees that we would be able to charge, which could decrease our operating revenues. In addition, changes in the way we or the banks that issue our cards are regulated, such as the changes under the Dodd-Frank Act, related to the consolidation of the primary federal regulator for savings banks with the primary federal regulator for national banks and the establishment of the CFPB, which could potentially have oversight over us and our products and services, could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Additionally, changes to the limitations placed on fees, the interchange rates that can be charged or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.
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
Changes in rules or standards set by the payment networks, such as Visa and MasterCard, or changes in debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the twelve months ended December 31, 2011, interchange revenues represented 30.2% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth in this Item 1A. could result in our actual operating results being different from our guidance, and such differences may be adverse and material.
We rely on relationships with card issuing banks to conduct our business, and our results of operations and financial position could be materially and adversely affected if we fail to maintain these relationships or we maintain them under new terms that are less favorable to us.
Substantially all of our cards are issued by GE Capital Retail Bank, formerly GE Money Bank, or Columbus Bank and Trust Company, a division of Synovus Bank. While we are in the process of transitioning our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, Green Dot Bank, our existing relationships with these banks, particularly GE Capital Retail Bank, are currently, and will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure. Our reliance on third-party banking relationships will increase and we may need to establish new banking relationships if we are unable to successfully transition our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, which has no experience with issuing our GPR cards, and may be unable to do so for the foreseeable future at the volume necessary to conduct our business. We may be unable to maintain relationships with the banks that issue our cards for a variety of reasons, including increased regulatory oversight, more burdensome regulation of our industry, increased compliance requirements or changes in business strategy. If we lose or do not maintain existing banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following its expiration in 2015, renew our agreements with GE Capital Retail Bank under terms at least as favorable to us as those existing before renewal.
We receive important services from third-party vendors, including card processing from Total System Services, Inc. Replacing them would be difficult and disruptive to our business.
Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, card production and customer service, are outsourced to third-party vendors, such as Total System Services, Inc. for card processing and Genpact International, Inc. for call center services. We intend to migrate our card processing from Total System Services, Inc. to an in-house processing solution, but will continue to rely upon this vendor for some portion of our card processing for an extended period of time. It would be difficult to replace some of our third-party vendors, particularly Total System Services, Inc., in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us or if we are unable to successfully develop our in-house processing solution, and our business and operations could be adversely affected.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities involving our cards or cardholder information, such as counterfeiting, fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Furthermore, in an effort to counteract fraud involving our products and services, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products and services, which would negatively impact our operating results.
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
We are subject to litigation and regulatory oversight in the normal course of our business, and may be subject to regulatory or judicial proceedings or investigations from time to time. In May 2011, the office of the Attorney General of Florida announced that it is investigating five prepaid debit card providers, including us, relating to the allegation of possible hidden fees on their cards and false claims of credit building. We have conducted a thorough review of this allegation as it relates to our cards and have held meetings with the Attorney General's office to provide requested information in connection with this ongoing investigation. In addition, in October 2011, Integrated Technological Systems, Inc. filed a lawsuit against us, and in February 2012, TQP Development, LLC filed a lawsuit against us, in each case alleging that we infringe on one of its patents and is seeking a permanent injunction against the alleged infringement, compensatory damages, costs, and attorney's fees. While we believe we have meritorious defenses against these patent lawsuits, we have not established reserves or possible ranges of losses related to these proceedings because, at this time in the proceedings, the matters do not relate to a probable loss and/or the amounts are not reasonably estimable. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts or seek to have aspects of our business suspended or modified. The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, investigations or proceedings could have a material adverse effect on our business, operating results, or financial condition.
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
Maintenance fee assessments accounted for approximately 91% of aggregate overdrawn account balances in the year ended December 31, 2011, as compared to approximately 95% in the year ended December 31, 2010. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.

Our remaining overdraft exposure arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted timeframe but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the amount of the transaction even if the cardholder has made additional purchases in the intervening period and funds are no longer available on the card at the time the transaction is posted.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of December 31, 2011, we had assets subject to settlement risk of $27.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic downturns could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Future acquisitions or investments could disrupt our business and harm our financial condition.
From time to time, we may pursue acquisitions or investments that we believe will help us to achieve our strategic objectives. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	increased regulatory and compliance requirements;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, and tax and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.
If we are unable to address these difficulties and challenges or other problems encountered in connection with our recent bank acquisition or any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and systems management personnel. Replacing departing key personnel can involve organizational disruption and uncertainty, as we experienced in connection with replacing Mark T. Troughton, our former President, Cards and Network, following his resignation in January 2012. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and systems management personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.
Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, banking regulators and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the need to revise and republish prior period financial statements.
Risks Related to Ownership of Our Class A Common Stock
The price of our Class A common stock may be volatile.
In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Class A common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and our Series A convertible junior participating non-cumulative perpetual preferred stock has no voting power. Based upon beneficial ownership as of December 31, 2011, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 51.5% of our outstanding voting stock, representing approximately 62.4% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
Our charter documents, Delaware law and our status as bank holding company could discourage, delay or prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
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
In addition to the foregoing, under the BHC Act and the Change in Bank Control Act, and their respective implementing regulations, Federal Reserve Board approval is necessary prior to any person or company acquiring control of a bank or bank holding company, subject to certain exceptions. Control, among other considerations, exists if an individual or company acquires 25% or more of any class of voting securities, and may be presumed to exist if a person acquires 10% or more of any class of voting securities. These restrictions could affect the willingness or ability of a third party to acquire control of us for so long as we are a bank holding company.
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
ITEM 1B. Unresolved Staff Comments
Not applicable
ITEM 2. Properties
We currently lease approximately 84,000 square feet in Monrovia, California for our corporate headquarters, pursuant to lease agreements for approximately 75,000 square feet that expire in September 2012 and 4,000 square feet that expire in December 2012 and a sub-lease agreement of approximately 5,000 square feet that expires in December 2013. We also maintain smaller administrative or project offices and own the real property where our subsidiary bank's only branch is located in Provo, Utah.
In December 2011, we entered into a ten-year office lease pursuant to which we will lease a new headquarters facility, consisting of 140,000 square feet of office space in Pasadena, California. The initial term of the lease is ten years and is scheduled to commence November 1, 2012 and expire on October 31, 2022. We will relocate our employees to this new office space prior to the expiration of the lease on our current headquarters.
We believe our current office space is adequate for our current needs and our new office space in Pasadena, California will accommodate our needs for the foreseeable future.
ITEM 3. Legal Proceedings
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
On February 8, 2012, a lawsuit was filed against us by TQP Development, LLC (“TQP”) in the United States District Court for the Eastern District of Texas. TQP alleges that we infringe U.S. Patent No. 5,412,730 entitled “Encrypted Data Transmission System Employing Means for Randomly Altering the Encryption Keys.” The lawsuit includes allegations bearing material relation to our products. TQP seeks a permanent injunction against the alleged infringement, compensatory damages, costs and attorney's fees. We believe we have meritorious defenses to TQP's contentions, and intend to defend the lawsuit vigorously.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
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

	Low	High
Year ended December 31, 2011
Fourth Quarter	$27.40	$35.25
Third Quarter	$24.94	$36.59
Second Quarter	$31.22	$49.93
First Quarter	$39.00	$65.00

Year ended December 31, 2010
Fourth Quarter	$44.50	$65.10
Third Quarter (beginning July 22, 2010)	$41.13	$54.24
Holders of Record
As of January 31, 2012, we had 129 holders of record of our Class A common stock and 48 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
None.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on July 22, 2010 (the date our Class A common stock began trading on the NYSE), and ending on the close of trading on the NYSE on December 31, 2011. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends. Our Class B common stock is not publicly traded or listed on any exchange or dealer quotation system.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*
Among Green Dot Corporation, the Russell 2000 Index, and the S&P Financials Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
7/22/10
9/30/10
12/31/10
3/31/11
6/30/11
9/30/11
12/31/11
Green Dot Corporation
Russell 2000
S&P Financials

*$100 invested on 7/22/10 in stock or 6/30/10 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Total Return to Shareholders
(Includes reinvestment of dividends)

		Index Returns
	Base Period 7/22/10	Months Ending
Company/Index		Q3 2010	Q4 2010	Q1 2011	Q2 2011	Q3 2011	Q4 2011
Green Dot Corporation	$100.00	$110.21	$128.98	$97.54	$77.24	$71.20	$70.97
Russell 2000 Index	$100.00	$111.29	$129.38	$139.65	$137.41	$107.36	$123.98
S&P 500 Financials Index	$100.00	$104.33	$116.40	$119.94	$112.84	$87.12	$96.54
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
We derived the statement of operations data for the years ended December 31, 2011 and 2010, respectively, the five months ended December 31, 2009, and the year ended July 31, 2009, and the balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements included in Item 8 of this report. We derived the statement of operations data for the years ended July 31, 2008 and 2007 and balance sheet data as of December 31, 2009, July 31, 2009, 2008 and 2007 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,		Five Months Ended December 31, 2009(1)	Year Ended July 31,
	2011	2010		2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues:
Card revenues and other fees	$209,489	$167,375	$50,895	$119,356	$91,233	$45,717
Cash transfer revenues	134,143	101,502	30,509	62,396	45,310	25,419
Interchange revenues	141,103	108,380	31,353	53,064	31,583	12,488
Stock-based retailer incentive compensation(2)	(17,337)	(13,369)	—	—	—	—
Total operating revenues	467,398	363,888	112,757	234,816	168,126	83,624
Operating expenses:
Sales and marketing expenses	168,747	122,890	31,333	75,786	69,577	38,838
Compensation and benefits expenses(3)	87,671	70,102	26,610	40,096	28,303	20,610
Processing expenses	70,953	56,978	17,480	32,320	21,944	9,809
Other general and administrative expenses	56,578	44,599	14,020	22,944	19,124	13,212
Total operating expenses	383,949	294,569	89,443	171,146	138,948	82,469
Operating income	83,449	69,319	23,314	63,670	29,178	1,155
Interest income	910	365	115	396	665	771
Interest expense	(346)	(52)	(2)	(1)	(247)	(625)
Income before income taxes	84,013	69,632	23,427	64,065	29,596	1,301
Income tax expense (benefit)	31,930	27,400	9,764	26,902	12,261	(3,346)
Net income	52,083	42,232	13,663	37,163	17,335	4,647
Dividends, accretion and allocated earnings of preferred stock	(558)	(14,659)	(9,170)	(29,000)	(13,650)	(5,157)
Net income (loss) allocated to common stockholders	$51,525	$27,573	$4,493	$8,163	$3,685	$(510)
Basic earnings (loss) per common share:
Class A common stock	$1.24	$1.06	$—	$—	$—	$—
Class B common stock	$1.24	$1.06	$0.37	$0.68	$0.34	$(0.05)
Basic weighted-average common shares issued and outstanding:
Class A common stock	22,238	2,980	—	—	—	—
Class B common stock	17,718	21,589	12,222	12,036	10,757	11,100
Diluted earnings (loss) per common share:
Class A common stock	$1.19	$0.98	$—	$—	$—	$—
Class B common stock	$1.19	$0.98	$0.29	$0.52	$0.26	$(0.05)
Diluted weighted-average common shares issued and outstanding:
Class A common stock	42,065	27,782	—	—	—	—
Class B common stock	19,822	24,796	15,425	15,712	14,154	11,100

	As of December 31,			As of July 31,
	2011	2010	2009	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(4)	$238,359	$172,638	$71,684	$41,931	$41,613	$14,991
Investment securities, available-for-sale	31,210	—	—	—	—	—
Settlement assets(5)	27,355	19,968	42,569	35,570	17,445	15,412
Loans to bank customers	10,036	—	—	—	—	—
Total assets	425,859	285,758	183,108	123,269	97,246	56,441
Deposits	38,957	—	—	—	—	—
Settlement obligations(5)	27,355	19,968	42,569	35,570	17,445	12,916
Long-term debt	—	—	—	—	—	2,446
Total liabilities	172,663	120,627	111,744	81,031	65,962	45,237
Redeemable convertible preferred stock	—	—	—	—	26,816	22,336
Total stockholders' equity (deficit)	253,196	165,131	71,364	42,238	4,468	(11,130)
___________

(1)	In September 2009, we changed our fiscal year-end from July 31 to December 31.

(2)
Represents the recorded fair value of the shares for which our right to repurchase lapsed during the specified period pursuant to the terms of the agreement under which we issued 2,208,552 shares of our Class A common stock to Walmart. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key components of our results of operations — Operating revenues — Stock-based retailer incentive compensation” for more information. Prior to the three months ended June 30, 2010, we did not incur any stock-based retailer incentive compensation.

(3)
Includes stock-based compensation expense of $9.5 million and $7.3 million for the years ended December 31, 2011 and 2010, $6.8 million for the five months ended December 31, 2009 and $2.5 million, $1.2 million, and $156,000 for fiscal 2009, 2008, and 2007, respectively.

(4)
Includes $12.9 million, $5.1 million, $15.4 million, $15.4 million, $2.3 million, and $2.3 million of restricted cash as of December 31, 2011, 2010, and 2009 and July 31, 2009, 2008, and 2007, respectively. Also includes $2.4 million of federal funds sold as of December 31, 2011. We had no federal funds sold prior to 2011.

(5)
Our retail distributors collect customer funds for purchases of new cards and reloads and then remit these funds directly to bank accounts established for the benefit of these customers by the banks that issue our cards. Our retail distributors’ remittance of these funds takes an average of two business days. Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been remitted to the card issuing banks. Settlement obligations represent the amounts due from us to the card issuing banks for funds collected but not yet remitted by our retail distributors and not funded by our line of credit. We have no control over or access to customer funds remitted by our retail distributors to the bank accounts. Customer funds therefore are not our assets, and we do not recognize them in our consolidated financial statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this Annual Report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries.
Overview
Green Dot is a leading financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable, or GPR, prepaid debit cards in the United States and that our Green Dot Network is the leading reload network for prepaid cards in the United States. We sell our cards and offer our reload services nationwide at approximately 59,000 retail store locations, which provide consumers convenient access to our products and services.
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 7.97 million, 6.26 million, and 4.27 million GPR cards in the twelve-month periods ended December 31, 2011, 2010, and 2009, respectively, and 2.12 million and 976,000 GPR cards in the five-month periods ended December 31, 2009 and 2008, respectively. The number of new GPR card activations from repeat customers, or former GPR cardholders, in the same comparable periods were 3.39 million, 2.16 million and 0.98 million, 0.53 million and 0.18 million, respectively.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 34.27 million, 26.49 million, and 17.28 million MoneyPak and POS swipe reload transactions for the twelve-month periods ended December 31, 2011, 2010, and 2009, respectively, and 8.19 million and 5.00 million MoneyPak and POS swipe reload transactions for the five-month periods ended December 31, 2009 and 2008, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.20 million, 3.40 million, 2.69 million, and 1.40 million active cards outstanding as of December 31, 2011, 2010, 2009, and 2008, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $16.1 billion, $10.4 billion, and $5.8 billion for the twelve-month periods ended December 31, 2011, 2010, and 2009, respectively, and $2.7 billion and $1.6 billion for the five-month periods ended December 31, 2009 and 2008, respectively.
Total operating revenues for the year ended December 31, 2011 were $467.4 million compared to $363.9 million for the year ended December 31, 2010. Total operating revenues were favorably impacted by increases in card revenues and other fees, cash transfer revenues and interchange revenues primarily due to period-over-period growth in all of our key metrics described above, partially offset by our recognition of stock-based retailer incentive compensation, which increased $3.9 million, or 29%, in the year ended December 31, 2011. For the comparable period in 2010, we recorded eight months of stock-based retailer incentive compensation, beginning May 2010. We derived approximately 5% of total operating revenues, excluding stock-based retailer incentive compensation from the Intuit program for the year ended December 31, 2011, which was discontinued in October 2011. We estimate that approximately $17 million of our 2011 total operating revenues generated from the Intuit program, the largest concentration of which, approximately $8 million, occurred in the first quarter of 2011, will not recur in 2012. Furthermore, Intuit had a disproportionate impact on our key metrics in the first quarter of 2011. Approximately 23% of gross dollar volume, 18% of GPR cards activated and 10% of the number of active cards were related to this discontinued program.
Net income for the year ended December 31, 2011 was $52.1 million compared to $42.2 million for the year ended December 31, 2010. Net income grew 23% for the year ended December 31, 2011, reflecting the total operating revenue growth described above, volume incentives on processing and call center costs and a lower overall effective tax rate compared to the year ended December 31, 2010.
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR cards to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees when a consumer purchases a GPR or gift card in a retail store. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account, expediting delivery of the personalized GPR card that replaces the temporary card obtained at the retail store and upgrading a cardholder account to one of our premium programs — the VIP program or Premier Card program — which provide benefits for our more active cardholders.
Our aggregate new card fee revenues vary based upon the number of GPR cards activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new card fees among Green Dot-branded and co-branded products and between GPR cards and gift cards. Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of Green Dot-branded and co-branded cards in our portfolio and upon the extent to which fees are waived based on significant usage. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of Green Dot-branded and co-branded active cards in our portfolio and the extent to which cardholders enroll in our VIP program, which has no ATM fees, or conduct ATM transactions on our fee-free ATM network, consisting of over 20,000 nationwide ATMs as of December 2011.
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
Stock-based retailer incentive compensation — In May 2010, we issued to Walmart 2,208,552 shares of our Class A common stock, subject to our right to repurchase them at $0.01 per share upon a qualifying termination of our prepaid card program agreement with Walmart and GE Capital Retail Bank, formerly GE Money Bank. We recognize each month the fair value of the 36,810 shares issued to Walmart for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock (and we would be required to recognize the fair value of all shares still subject to repurchase if there were an early expiration of our right to repurchase, which could occur if we experienced certain changes in our control or under certain other limited circumstances, such as a termination of our commercial agreement with Walmart and GE Capital Retail Bank). We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues.

Operating Expenses
We classify our operating expenses into the following four categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the sales commissions we pay to our retail distributors and brokers for sales of our GPR and gift cards and reload services in their stores, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized GPR cards to consumers who have activated their cards. We generally establish sales commission percentages in long-term distribution agreements with our retail distributors, and aggregate sales commissions are determined by the number of prepaid cards and cash transfers sold at their respective retail stores. We incur advertising and marketing expenses for television, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of GPR cards activated.
Compensation and Benefits Expenses — Compensation and benefits expenses represent the compensation and benefits that we provide to our employees and the payments we make to third-party contractors. While we have an in-house customer service function, we employ third-party contractors to conduct all call center operations, handle routine customer service inquiries and provide consulting support in the area of IT operations and elsewhere. Compensation and benefits expenses associated with our customer service and loss management functions generally vary in line with the size of our active card portfolio, while the expenses associated with other functions do not.
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

Overdrafts due to maintenance fee assessments comprised approximately 91% of our total overdrawn account balances due from cardholders for the year ended December 31, 2011. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to two maintenance fees, currently $6.00 for the Walmart MoneyCard and $11.90 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related provision for uncollectible overdrawn accounts, as a component of card revenues and other fees in our consolidated statements of operations.
We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations.
Our recovery rates may change in the future in response to factors such as the pricing of reloads and new cards and the availability of substitute products.
Employee Stock-Based Compensation
We record employee stock-based compensation expense using the fair value method of accounting. For stock options and stock purchases under our employee stock purchase plan, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
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

Comparison of Years Ended December 31, 2011 and 2010
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Years Ended December 31,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues and other fees	$209,489	44.8%	$167,375	46.0%
Cash transfer revenues	134,143	28.7	101,502	27.9
Interchange revenues	141,103	30.2	108,380	29.8
Stock-based retailer incentive compensation	(17,337)	(3.7)	(13,369)	(3.7)
Total operating revenues	$467,398	100.0%	$363,888	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $209.5 million for the year ended December 31, 2011, an increase of $42.1 million, or 25%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 27% in the number of GPR cards activated and 24% in the number of active cards in our portfolio. This growth was driven by a variety of factors including growth in the number of our cards sold through our established distribution channels and expansion through our online distribution channel. Under new regulations, beginning in the second half of 2012, we will be required to provide at least one fee-free ATM withdrawal per month for each card issued under the Walmart MoneyCard program. While ATM fees, a component of our card revenues and other fees, will be negatively impacted by this change, we do not expect that our operating results will be materially impacted because we anticipate that our operating revenues will be positively impacted by increases in card usage and cardholder retention as a result of this change.
Cash Transfer Revenues — Cash transfer revenues totaled $134.1 million for the year ended December 31, 2011, an increase of $32.6 million, or 32%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 29% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.
Interchange Revenues — Interchange revenues totaled $141.1 million for the year ended December 31, 2011, an increase of $32.7 million, or 30%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 24% in the number of active cards in our portfolio, an increase in the average transactional volume of the active cards in our portfolio and a 55% increase in gross dollar volume, which was driven by the factors discussed above under “Card Revenues and Other Fees.” During the first three quarters of 2011, our interchange revenues benefited from a large number of taxpayers who elected to receive their tax refunds via direct deposit on our cards and using those funds for purchase transactions. We expect to experience a seasonal pattern in our interchange revenues during 2012 similar to 2011, as we believe that gross dollar volume loaded to our cards will be significantly higher during the first quarter of 2012, as compared to the remaining quarters of 2012, due to a larger number of taxpayers electing to receive their tax refunds via direct deposit on our cards. In addition, we expect that the contribution from taxpayers in 2012 will be negatively impacted by Intuit's nonrenewal of its joint marketing and referral agreement with us, which expired in October 2011 and had a significant impact on our operating revenues and key metrics in 2011.
Stock-based retailer incentive compensation — Our right to repurchase lapsed as to 441,720 shares issued to Walmart during the year ended December 31, 2011. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $17.3 million of stock-based retailer incentive compensation, an increase of $3.9 million, or 29%, from the comparable period in 2010. While our stock price was generally lower in 2011 than it was in 2010, the increase in stock-based retailer incentive compensation reflected the fact that we recorded four fewer months of this expense in 2010 than we did in 2011 as we first issued the shares subject to repurchase in May 2010 in connection with entering into our amended prepaid card agreement with Walmart and GE Capital Retail Bank in May 2010.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Years Ended December 31,
	2011		2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$168,747	36.1%	$122,890	33.8%
Compensation and benefits expenses	87,671	18.8	70,102	19.3
Processing expenses	70,953	15.2	56,978	15.7
Other general and administrative expenses	56,578	12.0	44,599	12.2
Total operating expenses	$383,949	82.1%	$294,569	81.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $168.7 million for the year ended December 31, 2011, an increase of $45.8 million, or 37%, from the comparable period in 2010. The increase was primarily the result of increased numbers of GPR cards and cash transfers sold, compared with the corresponding period in 2010, and an increase in sales commissions due largely to increased sales commissions paid to Walmart as a result of entering into our amended prepaid card agreement with Walmart and GE Capital Retail Bank in May 2010.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $87.7 million for the year ended December 31, 2011, an increase of $17.6 million, or 25%, from the comparable period in 2010. This increase was primarily the result of a $15.1 million increase in employee compensation and benefits, which included a $2.3 million increase in employee stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support key growth initiatives, new product development and new sales efforts, and growth in our IT infrastructure and risk operations. The increase in compensation and benefits expenses was also due to a $2.5 million increase in third-party call center contractor expenses as the number of active cards in our portfolio and associated call volumes increased during the year ended December 31, 2011. However, our call center costs, as a percentage of our total operating revenues, were lower than the comparable period in 2010 as a result of volume incentives received from our third-party providers.
Processing Expenses — Processing expenses totaled $71.0 million for the year ended December 31, 2011, an increase of $14.0 million, or 25%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 24% in the number of active cards in our portfolio and 55% in gross dollar volume and a $7.7 million increase in ATM processing fees as the volume of ATM transactions increased during the year ended December 31, 2011. Processing expenses were partially offset by volume incentives from the payment networks. While we expect processing expenses to be favorably impacted by the transition of our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, which we expect will commence in the second half of 2012, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues in 2012 because these expenses are subject to a variety of factors, many of which are outside our control.
Other General and Administrative Expenses — Other general and administrative expenses totaled $56.6 million for the years ended December 31, 2011, an increase of $12.0 million, or 27%, from the comparable period in 2010. The increase in other general and administrative expenses was primarily the result of a $4.7 million increase in depreciation and amortization of property and equipment, a $3.0 million increase in our provision for uncollectible overdrawn accounts related to purchase transactions, and a $2.9 million increase in transaction losses, primarily associated with customer disputed transactions, which fluctuate based on changes in gross dollar volume. These increases were partially offset by a decrease of $4.0 million in professional service expenses. During the year ended December 31, 2010, we incurred significant professional services expenses in connection with our initial public offering, which was completed in July 2010. We expect to incur additional rent expense of between $2.6 million and $2.9 million associated with our new headquarters while we are in the process of completing tenant improvements prior to occupying them in the second half of 2012.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Years Ended December 31,
	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.6	3.8
Change in state apportionment method	—	(4.6)
Non-deductible offering costs	—	2.4
Other	1.4	2.7
Effective tax rate	38.0%	39.3%
Our income tax expense increased by $4.5 million to $31.9 million in the year ended December 31, 2011 from the comparable period in 2010, and our effective tax rate decreased 1.3 percentage points from 39.3% to 38.0%. Certain enacted California tax law changes, which became effective January 1, 2011 and allowed us to continue to apply the alternative apportionment method we used to allocate income to California in 2009 and 2010, lowered the income we apportion to California from the comparable period in 2010, resulting in a lower effective state tax rate in 2011. The year ended December 31, 2010 was impacted by several discrete items. The California Franchise Tax Board, or FTB, approved a retroactive application of the alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this tax benefit in the year ended December 31, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the year ended December 31, 2010.
Comparison of Twelve Months Ended December 31, 2010 and 2009
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Twelve Months Ended December 31,
	2010		2009
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues and other fees	$167,375	46.0%	$123,790	47.9%
Cash transfer revenues	101,502	27.9	68,515	26.5
Interchange revenues	108,380	29.8	66,205	25.6
Stock-based retailer incentive compensation	(13,369)	(3.7)	—	—
Total operating revenues	$363,888	100.0%	$258,510	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $167.4 million for the year ended December 31, 2010, an increase of $43.6 million, or 35%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 47% in the number of GPR cards activated and 26% in the number of active cards in our portfolio. This growth was driven by a variety of factors including growth in the number of our cards sold through our established distribution channels and expansion through our online distribution channel and the launch of new retailers like 7-Eleven. Additionally, the fee reductions and new product features that we launched in July 2009 helped us attract significant numbers of new users of our Green Dot branded products. These fee reductions also contributed to the decline in card revenues and other fees as a percentage of total operating revenues.
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

Interchange Revenues — Interchange revenues totaled $108.4 million for the year ended December 31, 2010, an increase of $42.2 million, or 64%, from the comparable period in 2009. The increase was primarily the result of period-over-period growth of 26% in the number of active cards in our portfolio and 80% in gross dollar volume, driven by the factors discussed above under “Card Revenues and Other Fees,” and an increase in the average transactional volume of the active cards in our portfolio.
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
Other General and Administrative Expenses — Other general and administrative expenses totaled $44.6 million for the year ended December 31, 2010, an increase of $17.1 million, or 62%, from the comparable period in 2009. The increase was partly the result of an increase of $6.4 million relating to professional services expenses, $5.1 million of which resulted from expenses related to our initial public offering, and $1.3 million of which represented an increase in professional services fees primarily incurred in connection with our bank acquisition and other corporate development initiatives. The increase in other general and administrative expenses was also the result of a $3.2 million increase in telephone and communications expenses resulting from increased use of our call center and our IVR, as the number of active cards in our portfolio increased. Additionally, depreciation and amortization of property and equipment increased by $2.6 million due to expansion of our infrastructure to support our growth and we experienced a $2.4 million increase in transaction losses, primarily associated with customer disputed transactions.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Twelve Months Ended December 31,
	2010	2009
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	3.8	6.0
Change in state apportionment method	(4.6)	—
Non-deductible offering costs	2.4	—
Other	2.7	0.9
Effective tax rate	39.3%	41.9%
Our income tax expense decreased by $1.8 million to $27.4 million in the year ended December 31, 2010 from the comparable period in 2009, and our effective tax rate decreased 2.6% from 41.9% to 39.3% primarily as a result of a lower effective state tax rate in the year ended December 31, 2010. The lower effective state tax rate was the result of a change in the apportionment method we use to allocate income to California. Under the alternative apportionment method, approved by the FTB in May 2010, we apportioned less income to California, resulting in a lower effective state tax rate. Additionally, the effective tax rate for the year ended December 31, 2010 was impacted in large part by two discrete items. The FTB approved a retroactive application of the alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this for tax benefit in the year ended December 31, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the year ended December 31, 2010. Excluding the impact of these discrete items, our effective tax rate would have been 41.5%.
Comparison of Five Months Ended December 31, 2009 and 2008
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Five Months Ended December 31,
	2009		2008
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues and other fees	$50,895	45.1%	$46,460	52.2%
Cash transfer revenues	30,509	27.1	24,391	27.4
Interchange revenues	31,353	27.8	18,212	20.4
Total operating revenues	$112,757	100.0%	$89,063	100.0%
Card Revenues and Other Fees — Our card revenues and other fees totaled $50.9 million in the five months ended December 31, 2009, an increase of $4.4 million, or 10%, from the comparable period in 2008. This increase was primarily due to period-over-period growth of 116% in the number of GPR cards activated and 92% in the number of active cards in our portfolio, largely offset by the February 2009 reduction in new card and monthly maintenance fees for the Walmart MoneyCard and the July 2009 reduction in the new card fee for Green Dot-branded cards. These fee reductions also contributed to the decline in card revenues and other fees as a percentage of total operating revenues.
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
Other General and Administrative Expenses — Our other general and administrative expenses were $14.0 million in the five months ended December 31, 2009, an increase of $4.6 million, or 48%, from the comparable period in 2008. This increase was primarily the result of a $2.6 million increase in professional service fees due to our bank acquisition and other corporate development initiatives and a $1.2 million increase in telephone and communication expenses due to increased use of our call center and our IVR, as the number of active cards in our portfolio increased.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Five Months Ended December 31,
	2009	2008
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	6.7	5.9
Other	—	1.1
Effective tax rate	41.7%	42.0%
Our income tax expense increased by $2.3 million to $9.8 million in the five months ended December 31, 2009 from the comparable period in 2008, and there was a slight decline in the effective tax rate.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands)
Total cash provided by (used in)
Operating activities	$94,051	$83,503	$26,121	$35,297
Investing activities	(50,441)	(3,213)	(5,063)	(19,400)
Financing activities	14,320	30,910	8,681	(28,618)
Increase (decrease) in unrestricted cash and cash equivalents	$57,930	$111,200	$29,739	$(12,721)
In the years ended December 31, 2011 and 2010, the five months ended December 31, 2009 and the year ended July 31, 2009, we financed our operations primarily through our cash flows from operations. At December 31, 2011, our primary source of liquidity was unrestricted cash and cash equivalents totaling $223.0 million.
We use trend and variance analyses as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A and Class B common stock and our Series A convertible junior participating non-cumulative perpetual preferred stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
In December 2011, pursuant to our commitments to the Federal Reserve Board and Utah Department of Financial Institutions, we made a capital contribution of $14.3 million in cash to Green Dot Bank.
Cash Flows from Operating Activities
Our $94.1 million of net cash provided by operating activities in the year ended December 31, 2011 principally resulted from $52.1 million of net income, adjusted for certain non-cash operating expenses of $40.1 million. Our $83.5 million of net cash provided by operating activities in the year ended December 31, 2010 principally resulted from $42.2 million of net income, adjusted for certain non-cash operating expenses of $27.9 million. Our $26.1 million of net cash provided by operating activities in the five months ended December 31, 2009 resulted from $13.7 million of net income, adjusted for certain non-cash operating expenses of $12.6 million. Our $35.3 million of net cash provided by operating activities in the year ended July 31, 2009 resulted from $37.2 million of net income, adjusted for certain non-cash operating expenses of $5.7 million, offset by settlement payments to banks that issue our cards for amounts due to them for overdrawn card accounts. During the year ended July 31, 2009, we amended our agreement with one of the banks that issue our cards, expediting the settlement timing of these amounts.

Cash Flows from Investing Activities
Our $50.4 million of net cash used in investing activities in the year ended December 31, 2011 reflects purchases of available-for-sale investment securities of $45.1 million, payments for acquisition of property and equipment of $23.1 million and an increase in restricted cash of $7.8 million, partially offset by proceeds from the maturity of available-for-sale investment securities of $20.2 million. In March 2011, we increased our cash collateral requirements on our line of credit from $5.0 million to $10.0 million. We present our cash collateral on our consolidated balance sheets as restricted cash. Our $3.2 million of net cash provided by investing activities in the year ended December 31, 2010 reflects a decrease in restricted cash of $10.2 million offset by payments for acquisition of property and equipment of $13.5 million. In December 2010, we reduced our cash collateral on our line of credit from $15.0 million to $5.0 million. Our net cash used in investing activities in the five months ended December 31, 2009 consisted almost entirely of payments for acquisition of property and equipment of $5.1 million. Our net cash used in investing activities in the year ended July 31, 2009 consisted of an increase in restricted cash of $13.0 million and payments for acquisition of property and equipment of $6.4 million.
Cash Flows from Financing Activities
Our $14.3 million of net cash provided by financing activities in the year ended December 31, 2011 was the result of excess tax benefits of $3.0 million and proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan of $6.1 million. Our $30.9 million of net cash provided by financing activities for the year ended December 31, 2010 was primarily the result of proceeds from the exercise of stock options and warrants. Our $8.7 million of net cash provided by financing activities for the five months ended December 31, 2009 was the result of the repayment to us of $5.9 million of related party notes receivable and excess tax benefits and proceeds from the exercise of stock options for an aggregate of $2.8 million. Our $28.6 million of net cash used in financing activities in the year ended July 31, 2009 was primarily associated with the redemption in full of our Series D redeemable preferred stock. We receive cash from the exercise of stock options and the sale of Class A common stock under our employee stock purchase plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our Class A common stock, the number of employees participating in our equity incentive plan and our employee stock purchase plan and general market conditions
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business, the leasing of a new office facility and our business outlook. In 2012, we expect to purchase furniture and equipment and make leasehold improvements to our new headquarters in Pasadena, California.
We have used cash to acquire businesses and technologies and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on- and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2011. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations	$—	$—	—	$—	$—	$—
Capital lease obligations	—	—		—	—	—
Operating lease obligations	43,979	3,169		7,480	8,031	25,299
Purchase obligations(1)	11,636	7,706		3,930	—	—
Other long-term liabilities	—	—		—	—	—
Total	$55,615	$10,875		$11,410	$8,031	$25,299
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See note 16 of the notes to our audited consolidated financial statements.
We have entered into a lease for a new headquarters in Pasadena, California. The lease commences November 1, 2012 and will expire on October 31, 2022. The table above includes $39.8 million in operating lease payments associated with our new headquarters.
Off-Balance Sheet Arrangements
During the years ended December 31, 2011 and 2010, the five months ended December 31, 2009 and the year ended July 31, 2009, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Statistical Disclosure by Bank Holding Companies
As discussed in Part I, Item 1. Business, we became a bank holding company in December 2011. This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only. All average balance data is calculated for the period December 8, 2011, the date of our acquisition of Green Dot Bank, to December 31, 2011.
Distribution of Assets, Liabilities and Shareholders' Equity
The following table presents average balance data for our bank operations:

Average Balance
(in thousands)
Interest-bearing assets
Loans	$10,159
Taxable investment securities	4,025
Non-taxable investment securities	2,420
Federal funds sold	2,400
Total interest-bearing assets	19,004
Non-interest bearing assets	40,045
Total assets	$59,049

Average Balance
(in thousands)
Interest-bearing liabilities
Negotiable order of withdrawal (NOW)	$1,634
Savings deposits	6,812
Time deposits, denominations greater or equal to $100	1,383
Time deposits, denominations less than $100	9,779
Total interest-bearing liabilities	19,608
Non-interest bearing liabilities	16,770
Total liabilities	36,378
Total shareholders' equity	22,671
Total liabilities and shareholders' equity	$59,049
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2011:

	Amortized Cost	Fair Value
	(in thousands)
Agency securities	$3,979	$3,987
Municipal bonds	2,379	2,391
Total fixed-income securities	$6,358	$6,378
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2011:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(in thousands)
Agency securities	$—	$1,060	$2,080	$839	$3,979
Municipal bonds	—	1,315	961	103	2,379
Total fixed-income securities	$—	$2,375	$3,041	$942	$6,358

Weighted-average yield	—%	2.98%	3.07%	3.26%	3.06%
Loan Portfolio and Summary of Loan Loss Experience
The following table shows the composition of Green Dot Bank’s loan portfolio as of December 31, 2011:

	Due in one year or less	Due after one year through five years	Due after five years	Total
	(in thousands)
Real estate
Fixed rate	$3,630	$1,856	$—	$5,486
Commercial
Fixed rate	1,230	34		1,264
Floating rate	—	—	153	153
Installment
Fixed rate	388	2,746	—	3,134
Total loans	$5,248	$4,636	$153	$10,037

Loan Portfolio Concentrations
Green Dot Bank operates at a single office in Provo, Utah located in the Utah County area. As of December 31, 2011, approximately 92% of our borrowers resided in the state of Utah and approximately 50% in the city of Provo. Consequently, we are susceptible to any adverse market or environmental conditions that may impact this specific geographic region.
As of December 31, 2011, the bank did not have any loans classified as non-accrual. Additionally, no allowance for loan losses was recorded because we purchased the loans at fair value on December 8, 2011, and there have been no material changes in credit quality associated with the loan portfolio since the acquisition date.
Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits from December 8, 2011 through December 31, 2011:

	Average Balance	Weighted-Average Rate
	(In thousands)
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	$1,634	0.25%
Savings deposits	6,812	0.38%
Time deposits, denominations greater or equal than $100	1,383	1.05%
Time deposits, denominations less than $100	9,779	1.22%
Total interest-bearing deposit accounts	19,608	0.83%
Non-interest bearing deposit accounts	16,738
Total deposits	$36,346
Key Financial Ratios
The following table shows certain of Green Dot Bank’s annualized key financial ratios for the period from December 8, 2011 through December 31, 2011:

Pretax return on assets	0.2%
Net return on equity	0.5%
Equity to assets ratio	38.4%
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
We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from our retail distributors that collect funds and fees from our customers, and amounts due from our issuing banks for fees collected on our behalf.
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk related assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the audit committee of our board of directors.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Green Dot Corporation
We have audited Green Dot Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Green Dot Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Green Dot Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and in stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010, the five months ended December 31, 2009, and the year ended July 31, 2009 of Green Dot Corporation and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 29, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Green Dot Corporation
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and in stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010, the five months ended December 31, 2009 and the year ended July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Dot Corporation at December 31, 2011 and 2010, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and in stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010, the five months ended December 31, 2009 and the year ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Dot Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 29, 2012

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31, 2011	December 31, 2010
	(In thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$223,033	$167,503
Federal funds sold	2,400	—
Investment securities available-for-sale, at fair value	20,647	—
Settlement assets	27,355	19,968
Accounts receivable, net	41,307	33,412
Prepaid expenses and other assets	12,248	8,608
Income tax receivable	3,371	15,004
Net deferred tax assets	6,664	5,398
Total current assets	337,025	249,893
Restricted cash	12,926	5,135
Investment securities available-for-sale, at fair value	10,563	—
Accounts receivable, net	4,147	2,549
Loans to bank customers	10,036	—
Prepaid expenses and other assets	460	643
Property and equipment, net	27,281	18,034
Deferred expenses	12,604	9,504
Goodwill	10,817	—
Total assets	$425,859	$285,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,441	$17,625
Deposits	38,957	—
Settlement obligations	27,355	19,968
Amounts due to card issuing banks for overdrawn accounts	42,153	35,068
Other accrued liabilities	16,248	21,633
Deferred revenue	21,500	17,214
Total current liabilities	161,654	111,508
Other accrued liabilities	6,239	3,737
Deferred revenue	19	44
Net deferred tax liabilities	4,751	5,338
Total liabilities	172,663	120,627

Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized as of December 31, 2011 and 2010; 7 shares issued and outstanding as of December 31, 2011, no shares issued and outstanding as of December 31, 2010	7	—
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2011 and 2010; 30,162 and 14,762 shares issued and outstanding as of December 31, 2011 and 2010, respectively	30	13
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of December 31, 2011 and 2010; 5,280 and 27,091 shares issued and outstanding as of December 31, 2011 and 2010, respectively	5	27
Additional paid-in capital	131,383	95,433
Retained earnings	121,741	69,658
Accumulated other comprehensive income	30	—
Total stockholders’ equity	253,196	165,131
Total liabilities and stockholders’ equity	$425,859	$285,758
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$209,489	$167,375	$50,895	$119,356
Cash transfer revenues	134,143	101,502	30,509	62,396
Interchange revenues	141,103	108,380	31,353	53,064
Stock-based retailer incentive compensation	(17,337)	(13,369)	—	—
Total operating revenues	467,398	363,888	112,757	234,816
Operating expenses:
Sales and marketing expenses	168,747	122,890	31,333	75,786
Compensation and benefits expenses	87,671	70,102	26,610	40,096
Processing expenses	70,953	56,978	17,480	32,320
Other general and administrative expenses	56,578	44,599	14,020	22,944
Total operating expenses	383,949	294,569	89,443	171,146
Operating income	83,449	69,319	23,314	63,670
Interest income	910	365	115	396
Interest expense	(346)	(52)	(2)	(1)
Income before income taxes	84,013	69,632	23,427	64,065
Income tax expense	31,930	27,400	9,764	26,902
Net income	52,083	42,232	13,663	37,163
Dividends, accretion, and allocated earnings of preferred stock	(558)	(14,659)	(9,170)	(29,000)
Net income allocated to common stockholders	$51,525	$27,573	$4,493	$8,163
Basic earnings per common share:
Class A common stock	$1.24	$1.06	$—	$—
Class B common stock	$1.24	$1.06	$0.37	$0.68
Basic weighted-average common shares issued and outstanding:
Class A common stock	22,238	2,980	—	—
Class B common stock	17,718	21,589	12,222	12,036
Diluted earnings per common share:
Class A common stock	$1.19	$0.98	$—	$—
Class B common stock	$1.19	$0.98	$0.29	$0.52
Diluted weighted-average common shares issued and outstanding:
Class A common stock	42,065	27.782	—	—
Class B common stock	19,822	24,796	15,425	15,712
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND IN STOCKHOLDERS' EQUITY

			Stockholders' Equity
	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Related Party Notes Receivable	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
			(in thousands)
Balance at July 31, 2008	2,926	$26,816	23,837	$18,345	—	$—	11,753	$12	$3,593	$(5,235)	$(12,247)	$—	$4,468
Exercise of options	—	—	—	—	—	—	308	—	415	—	—	—	415
Issuance of related party notes receivable	—	—	—	—	—	—	—	—	—	(364)	—	—	(364)
Interest on related party notes receivable	—	—	—	—	—	—	—	—	215	(215)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,468	—	—	—	2,468
Accretion of redeemable convertible preferred stock	—	1,956	—	—	—	—	—	—	—	—	(1,956)	—	(1,956)
Issuance of new shares and repurchase of existing shares, net	(2,926)	(28,772)	1,105	12,977	—	—	(21)	—	(1,778)	—	(9,197)	—	2,002
Exercise of call option on warrants	—	—	—	—	—	—	—	—	(1,958)	—	—	—	(1,958)
Net income	—	—	—	—	—	—	—	—	—	—	37,163	—	37,163
Balance at July 31, 2009	—	—	24,942	31,322	—	—	12,040	12	2,955	(5,814)	13,763	—	42,238
Exercise of options	—	—	—	—	—	—	562	1	2,811	—	—	—	2,812
Interest on related party notes receivable	—	—	—	—	—	—	—	—	55	(55)	—	—	—
Repayment of related party notes receivable	—	—	—	—	—	—	—	—	—	5,869	—	—	5,869
Stock-based compensation	—	—	—	—	—	—	258	—	6,782	—	—	—	6,782
Net income	—	—	—	—	—	—	—	—	—	—	13,663	—	13,663
Balance at December 31, 2009	—	—	24,942	31,322	—	—	12,860	13	12,603	—	27,426	—	71,364
Exercise of options and warrants	—	—	—	—	—	—	1,840	2	30,873	—	—	—	30,875
Stock-based compensation	—	—	—	—	—	—	2	—	7,256	—	—	—	7,256
Stock-based retailer incentive compensation	—	—	—	—	2,209	—		—	13,369	—	—	—	13,369
Conversion of preferred stock upon IPO	—	—	(24,942)	(31,322)	—	—	24,942	25	31,297	—	—	—	—
Conversion of Class B common stock upon IPO	—	—	—	—	5,242	5	(5,242)	(5)	—	—	—	—	—
Conversion of Class B common stock upon follow-on offering	—	—	—	—	3,686	4	(3,686)	(4)	35	—	—	—	35
Conversion of Class B common stock by stockholders	—	—	—	—	3,625	4	(3,625)	(4)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	42,232	—	42,232
Balance at December 31, 2010	—	—	—	—	14,762	13	27,091	27	95,433	—	69,658	—	165,131
Exercise of options and issuance of ESPP shares	—	—	—	—	104	2	344	—	9,089	—	—	—	9,091
Stock-based compensation	—	—	—	—	—	—	—	—	9,524	—	—	—	9,524
Stock-based retailer incentive compensation	—	—	—	—	—	—	—	—	17,337	—	—	—	17,337
Conversion of Class B common stock by stockholders	—	—	7	7	15,296	15	(22,155)	(22)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	52,083	—	52,083
Net change in unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	30	30
Comprehensive income	—	—											52,113
Balance at December 31, 2011	—	$—	7	$7	30,162	$30	5,280	$5	$131,383	$—	$121,741	$30	$253,196
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands)
Operating activities
Net income	$52,083	$42,232	13,663	37,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,330	7,588	2,254	4,593
Provision for uncollectible overdrawn accounts	60,562	46,093	11,218	22,548
Employee stock-based compensation	9,524	7,256	6,782	2,468
Stock-based retailer incentive compensation	17,337	13,369	—	—
Amortization of discount on available-for-sale investment securities	251	—	—	—
Provision (benefit) for uncollectible trade receivables	455	(13)	60	61
Impairment of capitalized software	397	409	77	405
Deferred income taxes	251	(704)	3,530	(1,731)
Excess tax benefits from exercise of options	(2,951)	(24,842)	(1,866)	—
Changes in operating assets and liabilities:
Settlement assets	(7,387)	22,601	(6,999)	(18,125)
Accounts receivable, net	(70,510)	(51,754)	(20,241)	(29,853)
Prepaid expenses and other assets	(2,838)	(1,042)	(919)	(903)
Deferred expenses	(3,100)	(1,304)	(5,548)	2,297
Accounts payable and accrued liabilities	(4,489)	16,042	8,135	3,170
Settlement obligations	7,387	(22,601)	6,999	18,125
Amounts due issuing bank for overdrawn accounts	7,085	11,646	5,153	(5,309)
Deferred revenue	4,261	2,113	7,603	(978)
Income tax receivable	13,403	16,414	(3,780)	1,366
Net cash provided by operating activities	94,051	83,503	26,121	35,297
Investing activities
Purchases of available-for-sale investment securities	(45,056)	—	—	—
Proceeds from maturities of available-for-sale investment securities	20,152	—	—	—
(Increase) decrease in restricted cash	(7,791)	10,246	(14)	(13,039)
Payments for acquisition of property and equipment	(23,076)	(13,459)	(5,049)	(6,361)
Net increase in loans made to bank customers	245	—	—	—
Acquisition of Bonneville Bancorp, net of cash acquired	5,085	—	—	—
Net cash used in investing activities	(50,441)	(3,213)	(5,063)	(19,400)
Financing activities
Borrowings from line of credit	—	—	—	12,404
Repayments on line of credit	—	—	—	(12,404)
Proceeds from exercise of options and warrants and issuance of ESPP shares	6,138	6,068	946	110
Excess tax benefits from exercise of options	2,951	24,842	1,866	—
Net increase in deposits	5,231	—	—	—
Exercise of call option on warrant	—	—	—	(1,958)
Issuance of preferred shares and freestanding warrant	—	—	—	13,000
Redemption of preferred and common shares	—	—	—	(39,770)
Proceeds from the repayment of related party notes receivable	—	—	5,869	—
Net cash provided by (used in) financing activities	14,320	30,910	8,681	(28,618)
Net increase (decrease) in unrestricted cash and cash equivalents	57,930	111,200	29,739	(12,721)
Unrestricted cash and cash equivalents, beginning of year	167,503	56,303	26,564	39,285
Unrestricted cash and cash equivalents, end of period	$225,433	$167,503	$56,303	$26,564
Cash paid for interest	$108	$42	$—	$1
Cash paid for income taxes	$18,291	$14,282	$10,032	$27,403
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization

Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries, Next Estate Communications, Inc., Green Dot Bancorp (formerly Bonneville Bancorp) and Green Dot Bank (formerly Bonneville Bank) is a leading provider of general purpose reloadable, or GPR, prepaid debit cards and cash loading and transfer services in the United States. Our products include Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; and our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
We market our cards and financial services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by Green Dot Bank and third-party issuing banks including GE Capital Retail Bank (formerly GE Money Bank) and Columbus Bank and Trust Company, a division of Synovus Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, Meijer and Radio Shack, and with various industry resellers, such as Blackhawk Network, Inc. and Incomm. We refer to participating retailers collectively as our “retail distributors.”
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
Bonneville Bank
On February 4, 2010, we entered into a definitive agreement to acquire 100% of the outstanding common shares and voting interest of Bonneville Bancorp for approximately $15.7 million in cash, subject to approval by various regulatory authorities. Bonneville Bancorp, a Utah bank holding company, offered a range of business and consumer banking products in the Provo, Utah area through its bank subsidiary, Bonneville Bank, or the Bank. The Bank also originates commercial, industrial, residential, real estate and personal loans. We expect to focus the Bank on issuing our Green Dot-branded debit cards linked to an FDIC-insured transactional account.
On November 23, 2011, the Board of Governors of the Federal Reserve System and Utah Department of Financial Institutions approved our applications to acquire Bonneville Bancorp and thereby we became a bank holding company under the Bank Holding Company Act of 1956. On December 8, 2011, we completed our acquisition of Bonneville Bancorp. The Bank's official name changed to Green Dot Bank, but the Bank will continue to do business and serve its customer base under the name Bonneville Bank at its current Provo, Utah location. We contributed $14.3 million in cash to the Bank in December 2011 to provide an initial capital base for its expanded operations.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. We have eliminated all significant intercompany balances and transactions in consolidation. Our consolidated financial statements include the results of entities that we control through a 50% or more ownership interest. Beginning December 8, 2011, our consolidated financial and operating results and cash flows reflect the operations of Green Dot Bank.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)

We consider an operating segment to be any component of our business whose operating results are regularly reviewed by our chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Only those operating segments that meet certain quantitative and qualitative criteria are reportable segments. Our Chief Executive Officer, our chief operating decision-maker, reviews our operating results on an aggregate basis and manages our operations and the allocation of resources as a single operating segment — prepaid cards and related services.
Change in Fiscal Year
On September 29, 2009, our board of directors approved a change to our fiscal year-end from July 31 to December 31. Included in this report is the transition period for the five months ended December 31, 2009. Accordingly, these financial statements present our results of our operations, changes in redeemable convertible preferred stock and in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010, the five months ended December 31, 2009 and the year ended July 31, 2009.
Unaudited Comparative Financial Statements
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

Five Months Ended December 31, 2008
(In thousands)
Operating revenues:
Card revenues and other fees	$46,460
Cash transfer revenues	24,391
Interchange revenues	18,212
Total operating revenues	89,063
Operating expenses:
Sales and marketing expenses	35,001
Compensation and benefits expenses	15,409
Processing expenses	11,765
Other general and administrative expenses	9,463
Total operating expenses	71,638
Operating income	17,425
Interest income	255
Interest expense	(1)
Income before income taxes	17,679
Income tax expense	7,424
Net income	10,255
Dividends, accretion, and allocated earnings of preferred stock	(11,153)
Net loss allocated to common stockholders	$(898)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)

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
Unrestricted Cash and Cash Equivalents
We consider all unrestricted highly liquid investments with an original maturity of three months or less to be unrestricted cash and cash equivalents. Federal funds sold consist of unsecured overnight advances of excess balances in our bank reserve account and are included in unrestricted cash and cash equivalents on our statements of cash flows.
Restricted Cash
We maintain restricted deposits in bank accounts to collateralize our line of credit and our standby letter of credit. Our line of credit is used to fund timing differences between funds remitted by our retail distributors to the banks that issue our cards and funds utilized by our cardholders. Our standby letter of credit, in the amount of $2.5 million, acts as a guarantee for our full performance of our obligations under our new ten year office lease in Pasadena.
For additional information on our new office lease, refer to Note 17 – Commitments and Contingencies.
Settlement Assets and Obligations
Our retail distributors collect customer funds for purchases of new cards and cash transfer products and then remit these funds directly to bank accounts established for the benefit of these customers by the third-party card issuing banks. The remittance of these funds by our retail distributors takes an average of two business days.
Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been remitted to the card issuing banks.
Settlement obligations represent the amounts due from us to the card issuing banks for funds collected but not yet remitted by our retail distributors and not funded by our line of credit.
We have no control over or access to customer funds remitted by our retail distributors to the third-party issuing bank accounts. Customer funds held by third-party issuing banks, therefore, are not our assets, and we do not recognize them in our consolidated financial statements. As of December 31, 2011 and 2010, total funds held in the bank accounts for the benefit of our customers totaled $710.6 million and $251.8 million, respectively, of which $16.1 million and $9.4 million, respectively, related to funds for prepaid debit cards and cash transfer products that had not yet been activated by the customers.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)

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
Overdrawn Account Balances Due from Cardholders and Reserve for Uncollectible Overdrawn Accounts
Cardholder account overdrafts may arise from maintenance fee assessments on our GPR cards or from purchase transactions that we honor on GPR or gift cards, in each case in excess of the funds in a cardholder’s account. We are exposed to losses from unrecovered cardholder account overdrafts. We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days that have elapsed since an account has had activity, such as a purchase, ATM transaction or maintenance fee assessment. We calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. When more than 90 days have passed without activity in an account, we consider recovery to be remote and write off the full amount of the overdrawn account balance. We include our provision for uncollectible overdrawn accounts related to maintenance fees as an offset to card revenues and other fees in the accompanying consolidated statements of operations. We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in the accompanying consolidated statements of operations.
Loans
In connection with our acquisition of Bonneville Bancorp, we acquired loans and recorded them at fair value on the acquisition date. We carry our loans at their outstanding principal balances, net of any unaccreted discounts. We generally accrete these discounts into interest income over the remaining contractual term of the loans using a level yield methodology. We recognize interest income as it is earned.
Purchased Credit-Impaired Loans
Some of our purchased loans have evidence of credit quality deterioration since origination. We consider purchased loans to be impaired if we do not expect to receive all contractually required cash flows due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually-required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.
We determine the initial fair values of purchased credit-impaired loans, or PCI loans, using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, estimates of principal losses and current market rates.
If there are subsequent decreases in expected principal cash flows, we record a charge to the provision for credit losses and a corresponding increase to the allowance for loan losses. If there are subsequent increases in expected principal cash flows, we record a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase.
Since PCI loans are recorded at fair value at the acquisition date, we do not classify these loans as nonperforming as the loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loan.
Nonperforming Loans
Nonperforming loans generally include loans, other than PCI loans, that have been placed on nonaccrual status. We generally place loans on nonaccrual status when they are past due 90 days or more. We reverse the related accrued interest receivable and apply interest collections on nonaccruing loans as principal reductions; otherwise, we credit such collections to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)

We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once we determine a loan to be impaired, we measure the impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate. We may also measure impairment based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, we establish a specific allowance as a component of the allowance for loan losses or by adjusting an existing valuation allowance for the impaired loan.
We establish an allowance for loan losses to account for estimated credit impairment in the loan portfolio.  However, as our loan portfolio was acquired on December 8, 2011 at fair value, there was no perceived credit impairment as of December 31, 2011 and therefore no allowance has been established.
Property and Equipment
We carry our property and equipment at cost less accumulated depreciation and amortization. We generally compute depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, except for internal-use software in development and land, which are not depreciated. We generally compute amortization on tenant improvements using the straight-line method over the shorter of the related lease term or estimated useful lives of the improvements. We expense expenditures for maintenance and repairs as incurred.
The estimated useful lives of the respective classes of assets are as follows:

Land	N/A
Building	30 years
Computer equipment, furniture and office equipment	3-4 years
Computer software purchased	3 years
Capitalized internal-use software	2 years
Tenant improvements	Shorter of the useful life or the lease term
We capitalize certain internal and external costs incurred to develop internal-use software during the application development stage. We also capitalize the cost of specified upgrades and enhancements to internal-use software that result in additional functionality. Once a development project is substantially complete and the software is ready for its intended use, we begin depreciating these costs on a straight-line basis over the internal-use software’s estimated useful life.
Impairment of Long Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. Included in other general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2011 and 2010, the five months ended December 31, 2009 and the year ended July 31, 2009 were $397,000, $409,000, $77,000 and $405,000, respectively, of recognized impairment losses on internal-use software.
Goodwill
We test goodwill annually for impairment or more frequently upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.”
Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of its reporting unit using a market-based approach based on the our market capitalization. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)

test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Amounts Due to Card Issuing Banks for Overdrawn Accounts
Our card issuing banks fund overdrawn cardholder account balances on our behalf. Amounts funded are due from us to the card issuing banks based on terms specified in the agreements with the card issuing banks. Generally, we expect to settle these obligations within 12 months.
Amounts Due Under Line of Credit
After a consumer purchases a new card or cash transfer product at a retail location, we make the funds immediately available once the consumer goes online or calls a toll-free number to activate the new card or add funds from a cash transfer product. Since our retail distributors do not remit funds to our card issuing banks, on average, for two business days, we maintain a line of credit with certain card issuing banks that is available to fund any cash requirements related to the timing difference between funds remitted by our retail distributors to the card issuing banks and funds utilized by consumers. We repay any draws on this line of credit when our retail distributors remit the funds to the card issuing banks’ bank accounts.
Revenue Recognition
Our operating revenues consist of card revenues and other fees, cash transfer revenues and interchange revenues. We recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is sold or the service is performed, and collectibility of the resulting receivable is reasonably assured.
Card revenues and other fees consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over the month for which they are assessed. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the same time our service is completed and the fees are assessed. We charge new card fees when a consumer purchases a new card in a retail store. We defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently nine months for our GPR cards and six months for our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the period of time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders perform the substantial majority of their transactions. We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account, expediting delivery of the personalized debit card that replaces the temporary card obtained at the retail store, and upgrading a cardholder account to one of our upgrade programs. We generally recognize revenue related to optional products and services when the underlying services are completed, but we treat revenues related to our upgrade programs in a manner similar to new card fees and monthly maintenance fees.
We generate cash transfer revenues when consumers purchase our cash transfer products (reload services) in a retail store. We recognize these revenues when the cash transfer transactions are completed, generally within two business days from the time of sale of these products.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)

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
We pay our retail distributors and brokers commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently nine months for our GPR cards and six months for our gift cards. We expense commissions related to cash transfer products when the cash transfer transactions are completed. Sales commissions were $121.4 million and $82.4 million for the years ended December 31, 2011 and 2010, respectively, $19.0 million for the five months ended December 31, 2009, and $50.8 million for the year ended July 31, 2009.
We expense costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising first takes place. Advertising and marketing expenses were $14.7 million and $15.6 million for the years ended December 31, 2011 and 2010, respectively, $1.5 million for the five months ended December 31, 2009, and $7.0 million for the year ended July 31, 2009.
We record the costs associated with card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime, currently nine months. Our manufacturing and distributing costs were $32.6 million and $24.9 million for the years ended December 31, 2011 and 2010, respectively, $10.8 million for the five months ended December 31, 2009, and $18.0 million for the year ended July 31, 2009. Included in our manufacturing and distributing costs were shipping and handling costs of $3.4 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively, $1.2 million for the five months ended December 31, 2009, and $2.3 million for the year ended July 31, 2009. Also included in our manufacturing and distributing costs was a liability that we incurred for use tax to various states related to purchases of materials since no sales tax is charged to customers when new cards or cash transfer transactions are purchased.
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
For additional information, refer to Note 14 – Stock-Based Compensation.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)

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
For additional information, refer to Note 10 – Income Taxes.
Earnings Per Common Share
We have multiple classes of common stock and our preferred stockholders, during the periods their shares are outstanding, are entitled to participate with common stockholders in the distributions of earnings through dividends. Therefore, we apply the two-class method in calculating earnings per common share, or EPS. The two-class method requires net income, after deduction of any preferred stock dividends, deemed dividends on preferred stock redemptions, and accretions in the carrying value on preferred stock, to be allocated between each class or series of common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic EPS is then calculated by dividing net income allocated to each class of common stockholders by the respective weighted-average common shares issued and outstanding.
In addition, for diluted EPS, the conversion of Class B common stock can affect net income allocated to Class A common stockholders. Where the effect of this conversion is dilutive, we adjust net income allocated to Class A common stockholders by the associated allocated earnings of the convertible securities. We divide adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options and restricted stock units and outstanding warrants, shares to be purchased under our employee stock purchase plan and the dilution resulting from the conversion of convertible securities, if applicable. We exclude the effects of convertible securities and outstanding warrants and stock options from the computation of diluted EPS in periods in which the effect would be anti-dilutive. We calculate dilutive potential common shares using the treasury stock method, if-converted method and the two-class method, as applicable.
For additional information, refer to Note 15 – Earnings Per Common Share.
Fair Value of Financial Instruments
The following describes the valuation technique for determining the fair value of financial instruments, whether or not carried as such on our consolidated balance sheets.
Short-term Financial Instruments
Our short-term financial instruments consist principally of unrestricted and restricted cash and cash equivalents, federal funds sold,and settlement assets and obligations. These financial instruments are short-term in nature, and, accordingly, we believe their carrying amounts approximate their fair values.
Investment Securities
The fair values of investment securities have been derived using methodologies described in Note 3 – Investment Securities.
Loans
We determined the fair values of loans by discounting both principal and interest cash flows expected to be collected using a discount rate commensurate with the risk that we believe a market participant would consider in determining fair value. The carrying value and fair value of our loans at December 31, 2011 were $10.0 million and $10.0 million, respectively.
Deposits
The fair value of demand and interest checking deposits and savings deposits is the amount payable on demand at the reporting date. We determined the fair value of time deposits by discounting expected future cash flows using market-derived rates based on our market yields on certificates of deposit, by maturity, at the measurement date. The carrying value and fair value of our deposits at December 31, 2011 were $39.0 million and $39.0 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)

Regulatory Matters and Capital Adequacy
We became a bank holding company on December 8, 2011. As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and must comply with applicable regulations, including minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends. In addition, as a bank holding company and a financial holding company, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and financial holding companies. This restriction might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities. We may also be required to serve as a “source of strength” to Green Dot Bank if it becomes less than adequately capitalized.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-12 only defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Both ASUs are effective for interim and annual periods beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which provides entities testing goodwill for impairment to now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective for fiscal years beginning after December 15, 2011. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
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
Note 3—Investment Securities
We classify our investment securities as available-for-sale and report them at fair value with the related unrealized gains and losses, net of tax, included in accumulated other comprehensive income, a component of stockholders’ equity. We classify investment securities with original maturities greater than 90 days, but less than or equal to 365 days as current assets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 3—Investment Securities (continued)

The following table presents the amortized cost, gross unrealized gains and losses and fair value for investments securities aggregated by major security type:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(In thousands)
December 31, 2011
Corporate bonds	$16,307	$27	$(1)	$16,333
Commercial paper	4,998	1	—	4,999
Negotiable certificate of deposit	3,500	—	—	3,500
Agency securities	3,979	12	(4)	3,987
Municipal bonds	2,379	13	(1)	2,391
Total fixed income securities	$31,163	$53	$(6)	$31,210
We had no investment securities as of December 31, 2010.
The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total Fair Value	Total Unrealized Loss
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2011
Fixed income securities
Corporate bonds	$2,999	$(1)	$—	$—	$2,999	$(1)
Agency securities	1,663	(4)	—	—	1,663	(4)
Municipal bonds	324	(1)	—	—	324	(1)
Total fixed income securities	$4,986	$(6)	$—	$—	$4,986	$(6)
We did not record any other-than-temporary impairment losses during the year ended December 31, 2011 because we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
The scheduled maturities of our fixed income securities are as follows:

	Amortized Cost	Fair Value
	(In thousands)
December 31, 2011
Due in one year or less	$6,001	$5,999
Due after one year through five years	21,178	21,205
Due after five years through ten years	3,042	3,056
Due after ten years	942	950
Total	$31,163	$31,210
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
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 3—Investment Securities (continued)

corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The following table is a summary of our assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Fair value
	(In thousands)
December 31, 2011
Corporate bonds	$—	$16,333	$—	$16,333
Commercial paper	—	4,999	—	4,999
Certificate of deposit	—	3,500	—	3,500
Agency securities	—	3,987	—	3,987
Municipal bonds	—	$2,391	—	2,391
Total	$—	$31,210	$—	$31,210
We had no assets measured at fair value on a recurring basis as of December 31, 2010. We based the fair value of our investment securities held as of December 31, 2011 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the year ended December 31, 2011.
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Overdrawn account balances due from cardholders	$22,139	$17,560
Reserve for uncollectible overdrawn accounts	(15,309)	(11,823)
Net overdrawn account balances due from cardholders	6,830	5,737
Trade receivables	5,574	968
Reserve for uncollectible trade receivables	(453)	(3)
Net trade receivables	5,121	965
Receivables due from card issuing banks	28,812	27,588
Other receivables	4,691	1,671
Accounts receivable, net	$45,454	$35,961
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands)
Balance, beginning of period	$11,823	$7,460	$6,448	$5,277
Provision for uncollectible overdrawn accounts:
Fees	55,048	43,634	10,255	20,187
Purchase transactions	5,514	2,459	963	2,361
Charge-offs	(57,076)	(41,730)	(10,206)	(21,377)
Balance, end of period	$15,309	$11,823	$7,460	$6,448
Note 5—Loans
In connection with our acquisition of Bonneville Bancorp, we acquired loans with a contractual outstanding unpaid principal and interest balance at the acquisition date of $13.7 million. We recorded these loans on our consolidated

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 5—Loans (continued)

balance sheet at estimated fair value at the date of acquisition of $10.3 million.
The following table presents total outstanding loans and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due	Purchased Credit-Impaired Loans	Total Outstanding
	(in thousands)
December 31, 2011
Real estate	$—	$—	$—	$—	$4,983	$503	$5,486
Commercial	2	—	—	2	1,371	44	1,417
Installment	—	—	—	—	2,882	252	3,134
Total loans	$2	$—	$—	$2	$9,236	$799	$10,037

Percentage of outstanding	0.02%	—%	—%	0.02%	92.02%	7.96%	100.00%
We had no loans as of December 31, 2010. As of December 31, 2011, no allowance for loan losses was recorded because we recorded the purchased loans at fair value on December 8, 2011 in conjunction with our acquisition of Bonneville Bancorp and there have been no material changes in credit quality associated with the loan portfolio since the acquisition date.
We closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis. We continuously review and update loan risk classifications. We evaluate our loans using non-classified or classified as the primary credit quality indicator. Classified loans are those loans that have demonstrated credit weakness where we believe there is a heightened risk of principal loss. Classified loans are internally classified as substandard, doubtful or loss consistent with regulatory guidelines. The tables below present our primary credit quality indicators related to our loan portfolio:

	Non-Classified	Classified
	(in thousands)
December 31, 2011
Real estate	$5,125	$361
Commercial	1,407	10
Installment	2,983	151
Total loans	$9,515	$522
The table below presents the remaining unpaid principal balance and carrying amount for PCI loans:

December 31, 2011
(in thousands)
Unpaid principal balance	$1,506
Carrying value	799

Contractually required principal balance	1,506
Less: Nonaccretable difference	(608)
Cash flows expected to be collected at acquisition	898
Less: Accretable yield	(99)
Fair value of loans acquired	$799

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 5—Loans (continued)

The table below shows activity for the accretable yield on PCI loans:

Year Ended December 31, 2011
(in thousands)
Accretable yield at beginning of period	$—
Additions	99
Accretion	—
Accretable yield at end of period	$99
Note 6—Property and Equipment
Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Land	$205	$—
Building	568	—
Computer equipment, furniture, and office equipment	17,119	14,643
Computer software purchased	6,284	6,035
Capitalized internal-use software	29,673	21,816
Tenant improvements	2,182	1,427
	56,031	43,921
Less accumulated depreciation and amortization	(28,750)	(25,887)
Property and equipment, net	$27,281	$18,034
Depreciation and amortization expense was $12.3 million and $7.6 million for the years ended December 31, 2011 and 2010, respectively, $2.3 million for the five months ended December 31, 2009 and $4.6 million for the year ended July 31, 2009. Included in those amounts are depreciation expense related to internal-use software of $6.0 million and $3.8 million for the years ended December 31, 2011 and 2010, respectively, $1.3 million for the five months ended December 31, 2009 and $2.5 million for the year ended July 31, 2009. The net carrying value of capitalized internal-use software was $14.6 and $8.4 million at December 31, 2011 and 2010, respectively.
Note 7—Goodwill and Intangible Assets
In December 2011, we acquired Bonneville Bancorp, which resulted in $10.8 million of goodwill and $0.4 million of core deposit intangibles. The core deposit intangibles reflect the estimated value of deposit relationships and is subject to amortization. The estimated remaining amortization period of our core deposit intangibles is fifteen years. We recorded our core deposit intangibles as a component of prepaid expenses and other assets in our consolidated balance sheet as of December 31, 2011.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 8—Deposits

In connection with our acquisition of Bonneville Bancorp, we acquired deposits of $33.7 million at the acquisition date. Deposits consisted of the following:

December 31, 2011
(In thousands)
Non-interest bearing deposit accounts
Checking	$19,095
Demand deposit	51
Total non-interest bearing deposit accounts	19,146
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,612
Savings	7,118
Time deposits, denominations greater or equal than $100	1,381
Time deposits, denominations less than $100	9,700
Total interest-bearing deposit accounts	19,811
Total deposits	$38,957
We had no deposits at December 31, 2010. The scheduled contractual maturities for total time deposits are presented in the table below:

December 31, 2011	(in thousands)
Due in 2012	$7,554
Due in 2013	1,700
Due in 2014	459
Due in 2015	319
Due in 2016	1,049
Thereafter	—
Total time deposits	$11,081
Note 9—Related Party Transactions
At December 31, 2011 and 2010, we had no related party receivables or payables.
Prior to December 31, 2009, we had related party notes receivable, as described below. All of these related party notes receivable were repaid in full, including accrued interest of $936,000, in November 2009.
We loaned $3.0 million in March 2004 and $0.8 million in February 2006 to our current Chief Executive Officer bearing interest at rates of 3.5% and 4.5%, respectively, compounded semiannually. All principal and unpaid interest outstanding under the loans was due in March 2011. The loans were collateralized by 2,500,000 shares of our common stock owned by the officer and pledged under a stock pledge agreement. We classified the outstanding balance of these loans, including capitalized interest of $735,000 at July 31, 2009 as a reduction in stockholders’ equity. We recorded interest on these loans of $41,000 for the five months ended December 31, 2009 and $160,000 for the year ended July 31, 2009 as additional paid-in-capital.
During the three-year period ended July 31, 2009, we loaned an aggregate amount of $1.1 million to an executive to purchase common stock. The $1.1 million was loaned in seven installments, each installment ranging from $18,000 to $622,000. The interest rate on the loan was specified for each installment and ranged from 2.72% to 5.14%, compounded semiannually. All principal and unpaid interest outstanding under the loan was due in May 2013. The loan was collateralized by 898,000 shares of our common stock owned by the officer and a full recourse promissory note. We classified the outstanding balance of the loan, including capitalized interest of $127,000 at July 31, 2009 as a reduction in stockholders’ equity. We recorded interest on these loans of $13,000 for the five months ended December 31, 2009 and $50,000 for the year ended July 31, 2009 as additional paid-in-capital.
We loaned $120,000 in February 2008 to our current Chief Financial Officer to purchase common stock. The loan had an interest rate of 3.48%, compounded semiannually. All principal and unpaid interest outstanding under the loan

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 9—Related Party Transactions (continued)

was due in February 2015. The loan was collateralized by 85,000 shares of our common stock owned by the officer and a full recourse promissory note. We classified the outstanding balance of the loan, including capitalized interest of $7,000 at July 31, 2009 as a reduction in stockholders’ equity. We recorded interest on the loan of $1,000 for the five months ended December 31, 2009 and $5,000 for the year ended July 31, 2009 as additional paid-in-capital.
Note 10—Income Taxes
The components of income tax expense were as follows:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands)
Current:
Federal	$29,583	$26,638	$4,389	$22,645
State	2,096	1,466	1,845	5,988
Current income tax expense	31,679	28,104	6,234	28,633
Deferred:
Federal	251	(579)	3,114	(1,662)
State	—	(125)	416	(69)
Deferred income tax expense (benefit)	251	(704)	3,530	(1,731)
Income tax expense	$31,930	$27,400	$9,764	$26,902
Income tax expense for the years ended December 31, 2011 and 2010, the five months ended December 31, 2009 and the year ended July 31, 2009 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate of 35% and our actual income tax expense was as follows:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	3.8	6.7	6.1
Non-deductible offering costs	—	2.4	—	—
Change in tax state apportionment method	—	(4.6)	—	—
Other	1.4	2.7	—	0.9
Effective tax rate	38.0%	39.3%	41.7%	42.0%
The effective tax rates for the periods above differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit. Certain enacted tax law changes, which became effective January 1, 2011, reduced the income we apportion to California from the comparable period in 2010, resulting in a lower effective state tax rate in 2011. The year ended December 31, 2010 was impacted in large part by two discrete items. The California Franchise Tax Board, or FTB, approved our petition to retroactively apply an alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this benefit in the year ended December 31, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the year ended December 31, 2010. Excluding the impact of these discrete items, our effective tax rate in 2010 would have been 41.5%.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 10—Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Deferred tax assets:
Reserve for overdrawn accounts	$5,726	$4,811
State income taxes	486	(8)
Stock-based compensation	4,143	2,632
Fair value adjustment on acquired loans	1,308	—
Other	1,090	595
Total deferred tax assets	12,753	8,030
Deferred tax liabilities:
Internal-use software costs	(3,669)	(3,254)
Deferred expenses	(3,987)	(3,378)
Core deposit intangible	(162)	—
Property and equipment, net	(3,022)	(1,338)
Total deferred tax liabilities	(10,840)	(7,970)
Net deferred tax assets	$1,913	$60
Total net deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Current net deferred tax assets	$6,664	$5,398
Noncurrent net deferred tax liabilities	(4,751)	(5,338)
Net deferred tax assets	$1,913	$60
In assessing whether a valuation allowance is needed for our deferred tax assets, we consider whether it is more likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of our deferred tax assets is dependent upon our generation of sufficient taxable income of the appropriate character during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of our historical taxable income and projections of our future taxable income over the periods in which the temporary differences resulting in the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of our deferred tax assets. Accordingly, we recorded no valuation allowance as of December 31, 2011 or 2010.
As of December 31, 2011, we had approximately $316,000 of net operating loss carryforwards, which are expected to expire in 2021. As of December 31, 2010, we had no unutilized net operating loss carryforwards.
In accounting for income taxes, we follow the guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that we have taken or anticipate taking in a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. We have concluded that we have no significant unrecognized tax benefits. We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the years ended July 31, 2005 and 2008 have been examined by the IRS, and there have been no material changes in our tax liabilities for those years. We generally remain subject to examination of our federal income tax returns for the year ended July 31, 2008 and later years. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 11—Borrowing Agreements

We have a line of credit used to fund timing differences between funds remitted by our retail distributors to the banks that issue our cards and funds utilized by our cardholders. For the periods presented below, our line of credit had the following terms:

	Line of Credit	Interest Rate	Cash Collateral Requirements
	(in millions, except interest rates)
March 2009 - March 2010	$15.0	LIBOR + 1.50%	$15.0
March 2010 - March 2011	$10.0	LIBOR + 3.50%	$5.0
March 2011 - March 2012	$10.0	LIBOR + 2.00%	$10.0
We present our cash collateral requirements on our consolidated balance sheets as restricted cash. There were no outstanding borrowings at December 31, 2011 or 2010.
Note 12—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions, including certain of our card issuing banks, that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. Approximately 92% of our borrowers reside in the state of Utah and approximately 50% in the city of Provo. Consequently, we are susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.
Note 13—Stockholders’ Equity
In March 2010, our board of directors amended our Certificate of Incorporation to adopt a dual class structure for our common stock. The two classes of common stock are Class A common stock and Class B common stock. Upon adoption, all of our common stock outstanding converted to Class B common stock. In July 2010, we filed a restated Certificate of Incorporation that increased the number of authorized Class A and Class B common stock from 75,000,000 shares each to 100,000,000 shares each and reduced the number of authorized shares of preferred stock from 25,553,267 to 5,000,000. In December 2011, we filed a restated Certificate of Incorporation that authorized 10,085 shares of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock, or Series A Preferred Stock.
Convertible Preferred Stock
On December 8, 2011, we entered into and completed a share exchange with a significant shareholder, whereby 6,859,000 shares of our Class B common stock were exchanged for 6,859 shares of our newly created series of preferred stock, Series A Junior Preferred Stock. We had no shares of convertible preferred stock outstanding as of December 31, 2010. Our Certificate of Incorporation specified the following rights, preferences, and privileges for our Series A preferred stockholders.
Voting
Series A Preferred Stock is non-voting, subject to limited exceptions.
Dividends
Holders of shares of the Series A Preferred Stock are entitled to receive ratable dividends (on an as-converted basis, taking into account the conversion rate applicable to the Series A Preferred Stock at the time) only as, if and when any dividends are paid in respect of our Class A Common Stock.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 13—Stockholders' Equity (continued)

Liquidation
In the event of any liquidation, dissolution or winding-up of the affairs of our company (excluding a Reorganization Event (defined below)), of the assets of our company or the proceeds thereof legally available for distribution to our stockholders are distributable ratably among the holders of our Class A Common Stock, Class B Common Stock and any Series A Preferred Stock outstanding at that time after payment to the holders of shares of our Series A Preferred Stock of an amount per share equal to (i) $0.01 plus (ii) any dividends on our Series A Preferred Stock that have been declared but not paid prior to the date of payment of such distribution.
In connection with any merger, sale of all or substantially all of the assets or other reorganization involving our company (a “Reorganization Event”) and in which our Class A Common Stock is converted into or exchanged for cash, securities or other consideration, holders of shares of our Series A Preferred Stock will be entitled to receive ratable amounts (on an as-converted basis, taking into account the conversion rate applicable to Series A Preferred Stock at the time) of the same consideration as is payable to holders of our Class A Common Stock pursuant to a Reorganization Event.
Conversion
Our Series A Preferred Stock is not convertible into any other security except that it converts into Class A Common Stock if it is transferred by a holder (i) in a widespread public distribution, (ii) in a private sale or transfer in which the transferee acquires no more than 2% of any class of voting shares of our company, (iii) to a transferee that owns or controls more than 50% of the voting shares of our company without regard to any transfer from the transferring shareholder or (iv) to our company. Each share of Series A Preferred Stock so transferred will automatically convert into 1,000 shares (subject to appropriate adjustment for any stock split, reverse stock split, stock dividend, recapitalization or other similar event) of our Class A Common Stock.
Common Stock
Our Certificate of Incorporation specifies the following rights, preferences, and privileges for our common stockholders.
Voting
Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. In general, holders of our Class A common stock and Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. Delaware law could require either our Class A common stock or our Class B common stock to vote separately as a single class in the following circumstances:

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
We have not provided for cumulative voting for the election of directors in our restated Certificate of Incorporation. In addition, our Certificate of Incorporation provides that a holder, or group of affiliated holders, of more than 24.9% of our common stock may not vote shares representing more than 14.9% of the voting power represented by the outstanding shares of our Class A and Class B common stock.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 13—Stockholders' Equity (continued)

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
Non-Employee Stock-Based Payments
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the 60-month term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. As of December 31, 2011, 1,472,352 shares of Class A common stock issued to Walmart were subject to our repurchase right.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 13—Stockholders' Equity (continued)

The warrant is redeemable for cash by the holder if we fail to perform in accordance with the customary contractual terms of the sales and marketing agreement. Should the third party fail to perform in accordance with the terms of the sales and marketing agreement, we obtain an option to repurchase any shares previously issued under the warrant.
As the option to purchase shares under the warrant is contingent upon the achievement of certain sales volume or revenue targets, there is a possibility that no shares will become eligible for purchase. Based on different possible outcomes, we developed a range of fair values for the warrant, and we measured the warrant at its current lowest aggregate fair value within that range. As none of the performance conditions have been met, the lowest aggregate fair value is zero. Accordingly, we have not assigned any value to the warrant in our consolidated financial statements as of December 31, 2011 or 2010.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 13—Stockholders' Equity (continued)

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
Due to the nature of the redemption feature and other provisions, we classified Series D as temporary equity at its initial allocated value of $18.7 million. We determined that Series D did not contain any beneficial conversion features. We accreted the carrying value of the stock to its redemption value at each reporting period with a charge to retained earnings.
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
Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Twelve Months Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands)
Net income	$52,083	$42,232	$13,663	$37,163
Other comprehensive income:
Net change in unrealized gains on investment securities available-for-sale, net	30	—	—	—
Total comprehensive income	$52,113	$42,232	$13,663	$37,163
The tax impact for the year ended December 31, 2011 for the unrealized gain on investment securities available-for-sale was approximately $18,000.
Note 14— Stock-Based Compensation
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
The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. We reserved 200,000 shares of our Class A common stock for issuance under our 2010 Employee Stock Purchase Plan. The number of shares reserved for issuance under our 2010 Employee Stock Purchase Plan automatically increase on the first day of January of each of 2011 through 2018 by up to the number of shares equal to 1% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31st.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 14—Stock-Based Compensation (continued)

Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five or ten years from the date of grant.
The total stock-based compensation expense recognized was $9.5 million and $7.3 million for the years ended December 31, 2011 and 2010, respectively, $6.8 million for the five months ended December 31, 2009 and $2.5 million for the year ended July 31, 2009. Stock-based compensation for the years ended December 31, 2011 and 2010 includes expense related to awards of stock options and restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. The total income tax expense recognized as a component of stock-based compensation was $1.8 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively, $2.6 million for the five months ended December 31, 2009 and $0.4 million for the year ended July 31, 2009.
Options and restricted stock units granted on or after July 21, 2010 are issued under the 2010 Equity Incentive Plan and options granted prior to July 21, 2010 were issued under the 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan. We have reserved shares of our Class A common stock and Class B common stock for issuance under the 2010 Equity Incentive Plan and 2001 Stock Plan, respectively.
The following table summarizes information for the stock options and restricted stock units that we granted:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
Stock options granted	889,254	349,000	1,389,250	749,300
Weighted-average exercise price	$38.70	$32.38	$19.75	$11.32
Weighted-average grant-date fair value	$18.62	$15.66	$9.47	$6.98

Restricted stock units granted	110,503	—	—	—
Weighted-average grant-date fair value	$33.46	$—	$—	$—
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
Risk-free interest rate	1.92%	2.18%	2.56%	2.26%
Expected term (life) of options (in years)	6.06	5.92	6.08	6.08
Expected dividends	—	—	—	—
Expected volatility	48.35%	49.41%	46.9%	53.2%
Determining the fair value of stock-based awards at their respective grant dates requires considerable judgment, including estimating expected volatility and expected term (life). We based our expected volatility on the historical volatility of comparable public companies over the option’s expected term. We calculated our expected term based on the simplified method, which is the mid-point between the weighted-average graded-vesting term and the contractual term. The simplified method was chosen as a means to determine expected term as there is limited historical option exercise experience due to our company being newly public. We derived the risk-free rate from the average yield for the five-and seven-year zero-coupon U.S. Treasury Strips. We estimate forfeitures at the grant date based on our historical forfeiture rate since the Plan’s inception and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 14—Stock-Based Compensation (continued)

Option activity for the year ended July 31, 2009, the five months ended December 31, 2009 and the years ended December 31, 2010 and 2011 was as follows:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding at July 31, 2008	4,795	2.76
Options granted	812	11.32
Options canceled	(664)	4.24
Options exercised	(35)	3.21
Outstanding at July 31, 2009	4,908	3.88
Options granted	1,389	19.75
Options canceled	(48)	10.15
Options exercised	(562)	1.68
Outstanding at December 31, 2009	5,687	7.98
Options granted	349	32.38
Options canceled	(143)	21.38
Options exercised	(1,550)	3.61
Outstanding at December 31, 2010	4,343	11.25
Options granted	889	38.70
Options canceled	(132)	37.38
Options exercised	(344)	9.18
Outstanding at December 31, 2011	4,756	15.79	$79,696
Vested or expected to vest at December 31, 2011	4,711	15.64	$79,609
Exercisable at December 31, 2011	3,035	8.43	$69,521
The total intrinsic value of options exercised was $4.4 million and $76.8 million for the years ended December 31, 2011 and 2010, respectively, $10.0 million for the five months ended December 31, 2009 and $0.3 million for the year ended July 31, 2009. Approximately 2.3 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2011.
Restricted stock unit activity for the year ended December 31, 2011 was as follows:

	Number of RSUs	Unvested RSUs
	(in thousands)
Outstanding at December 31, 2010	—	—
RSUs granted	111	111
RSUs canceled	(1)	(1)
RSUs vested	—	—
Outstanding at December 31, 2011	110	110

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 14—Stock-Based Compensation (continued)

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price
0.83-1.41	364,599	2.64	$1.17	364,599	2.64	$1.17
1.55-4.00	542,710	2.46	1.58	542,710	2.46	1.58
4.64-10.75	1,474,366	6.31	6.16	1,363,809	6.26	5.79
10.84-17.19	136,140	7.51	15.83	63,709	7.50	15.85
20.01-31.61	1,422,169	8.09	21.69	628,652	7.89	20.37
31.63-55.52	815,684	9.23	38.91	71,992	7.78	36.02
	4,755,668			3,035,471
Tax benefits realized from the exercise of stock options were $3.0 million and $24.8 million for the years ended December 31, 2011 and 2010, respectively, $1.9 million for the five months ended December 31, 2009 and $0 for the year ended July 31, 2009. Cash proceeds from the exercise of stock options were $3.2 million and $5.6 million for the years ended December 31, 2011 and 2010, respectively, $0.9 million for the five months ended December 31, 2009 and $0.1 million for the year ended July 31, 2009. The aggregate unrecognized compensation cost for unvested stock options and RSU awards expected to be recognized in compensation expense in future periods was $19.0 million and $3.4 million at December 31, 2011, respectively, and the related weighted-average period over which the compensation expense is expected to be recognized was estimated at 2.8 years and 0.8 years, respectively.
Stock-Based Retailer Incentive Compensation
As discussed in Note 13 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $17.3 million and $13.4 million of stock-based retailer incentive compensation for the years ended December 31, 2011 and 2010, respectively.
Note 15— Earnings per Common Share
We calculate EPS using the two-class method. Refer to Note 2 — Summary of Significant Accounting Policies for a discussion of the calculation of EPS. The calculation of basic EPS and diluted EPS was as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 15—Earnings per Common Share (continued)

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$52,083	$42,232	$—	$—
Allocated earnings to preferred stock	(558)	(14,659)	—	—
Allocated earnings to other classes of common stock	(24,022)	(24,408)	—	—
Net income allocated to Class A common stockholders	27,503	3,165	—	—
Weighted-average Class A shares issued and outstanding	22,238	2,980	—	—
Basic earnings per Class A common share	$1.24	$1.06	$—	$—

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$27,503	$3,165	$—	$—
Allocated earnings to participating securities, net of re-allocated earnings	23,585	24,366	—	—
Re-allocated earnings	(1,036)	(231)	—	—
Diluted net income allocated to Class A common stockholders	50,052	27,300	—	—
Weighted-average Class A shares issued and outstanding	22,238	2,980	—	—
Dilutive potential common shares:
Class B common stock	19,822	24,796	—	—
Stock options	—	—	—	—
Restricted stock units	3	—	—	—
Employee stock purchase plan	2	6	—	—
Diluted weighted-average Class A shares issued and outstanding	42,065	27,782	—	—
Diluted earnings per Class A common share	$1.19	$0.98	$—	$—

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 15—Earnings per Common Share (continued)

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$52,083	$42,232	$13,663	$37,163
Allocated earnings and deemed dividends to preferred stock	(558)	(14,659)	(9,170)	(27,044)
Allocated earnings to other classes of common stock	(29,613)	(4,644)	—	—
Accretion of redeemable convertible preferred stock	—	—	—	(1,956)
Net income allocated to Class B common stockholders	21,912	22,929	4,493	8,163
Weighted-average Class B shares issued and outstanding	17,718	21,589	12,222	12,036
Basic earnings per Class B common share	$1.24	$1.06	$0.37	$0.68

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$21,912	$22,929	$4,493	$8,163
Re-allocated earnings	1,673	1,437	—	—
Diluted net income allocated to Class B common stockholders	23,585	24,366	4,493	8,163
Weighted-average Class B shares issued and outstanding	17,718	21,589	12,222	12,036
Dilutive potential common shares:
Stock options	2,104	3,061	2,941	2,978
Warrants	—	146	262	698
Diluted weighted-average Class B shares issued and outstanding	19,822	24,796	15,425	15,712
Diluted earnings per Class B common share	$1.19	$0.98	$0.29	$0.52
As of December 31, 2011, 1,472,352 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the years ended December 31, 2011 and 2010.
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
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 15—Earnings per Common Share (continued)

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
	(In thousands)
Class A common stock
Options to purchase Class A common stock	258	22	—	—
Restricted stock units	—	—	—	—
Conversion of convertible preferred stock	451	—
Total options and restricted stock units	709	22	—	—
Class B common stock
Options to purchase Class B common stock	5	11	223	97
Conversion of convertible preferred stock	—	13,803	24,942	25,674
Total options and convertible preferred stock	5	13,814	25,165	25,771
Note 16—401(k) Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. Effective January 1, 2010, our board elected to include a discretionary employer matching contribution equal to 50% of the first 6% of the participant’s eligible compensation as defined by the Plan. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $944,000 and $686,000 for the years ended December 31, 2011 and 2010, $0 for the five months ended December 31, 2009 and $58,000 for the year ended July 31, 2009.
Note 17—Commitments and Contingencies
We currently lease approximately 84,000 square feet in Monrovia, California for our corporate headquarters, pursuant to lease agreements for approximately 75,000 square feet that expire in September 2012 and 4,000 square feet that expire in December 2012 and a sub-lease agreement of approximately 5,000 square feet that expires in December 2013. We also maintain smaller administrative or project offices. Our total rental expense for these leases amounted to $2.6 million and $1.8 million for the years ended December 31, 2011 and 2010, $0.6 million for the five months ended December 31, 2009, and $1.4 million for the year ended July 31, 2009.
On December 6, 2011, we entered into a ten-year office lease pursuant to which we will lease a new headquarters facility, consisting of 140,000 square feet of office space in Pasadena, California. The initial term of the lease is ten years and is scheduled to commence November 1, 2012 and expire on October 31, 2022. We will relocate our employees to this new office space prior to the expiration of the lease on our current headquarters. We did not take possession of or control the physical use of this property during 2011, and accordingly, we did not recognize any rent expense associated with this lease agreement.
At December 31, 2011, the minimum aggregate rental commitment under all operating leases was:

Year Ending December 31,	(in thousands)
2012	$3,169
2013	3,943
2014	3,537
2015	3,963
Thereafter	29,367
$43,979

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 17—Commitments and Contingencies (continued)

We have various agreements with vendors and retail distributors that include future minimum annual payments. At December 31, 2011, the minimum aggregate commitment under these agreements was:

Year Ending December 31,	(in thousands)
2012	$7,706
2013	3,602
2014	328
2015	—
Thereafter	—
$11,636
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
From time to time we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to (i) contracts with our card issuing banks, under which we are responsible to them for any unrecovered overdrafts on cardholders’ accounts; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the premises, (iii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify these persons for liabilities arising out of their relationship with us, (iv) contracts under which we may be required to indemnify our retail distributors, suppliers, vendors and other parties with whom we have contracts against third-party claims that our products infringe a patent, copyright, or other intellectual property right claims arising from our acts, omissions, or violation of law.
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
For additional information regarding overdrafts on cardholders’ accounts, refer to Note 4 — Accounts Receivable.
Note 18—Significant Customer Concentrations
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 18—Significant Customer Concentration (continued)

Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
Walmart	61%	63%	63%	56%
Three other largest retail distributors, as a group	20%	20%	23%	27%
Excluding stock-based retailer incentive compensation of $17.3 million and $13.4 million for the years ended December 31, 2011 and 2010, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
Walmart	62%	64%	63%	56%
Three other largest retail distributors, as a group	19%	18%	23%	27%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Year Ended December 31,		Five Months Ended December 31, 2009	Year Ended July 31, 2009
	2011	2010
Concentration of GPR cards activated (in units)	80%	84%	94%	95%
Concentration of sales of cash transfer products (in units)	90%	93%	93%	92%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	December 31, 2011	December 31, 2010
Walmart	33%	26%
Three other largest retail distributors, as a group	39%	31%
During the years ended December 31, 2011 and 2010, the five months ended December 31, 2009, and the year ended July 31, 2009, the substantial majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.
Note 19—Regulatory Requirements
Our subsidiary bank, Green Dot Bank, is a member bank of the Federal Reserve System and our primary regulator is the Federal Reserve Board. We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of December 31, 2011, we were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2011

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 19—Regulatory Requirements (continued)

which management believes would have changed our category as well capitalized. We were not subject to these requirements as of December 31, 2010.
The actual, required minimum and amount we exceed the minimum capital amounts and ratios at December 31, 2011 are as follows:

	Actual Amount	Regulatory "well capitalized" minimum	Amount We Exceed Regulatory "well capitalized" minimum
	(in thousands, except ratios)
Tier 1 capital	$228,971	$16,578	$212,393
Total risk-based capital	228,971	28,374	200,597
Average total assets for leverage capital purposes	331,554	N/A	N/A
Total risk weighted assets	283,737	N/A	N/A

Tier 1 leverage ratio	69.1%	5.0%	64.1%
Tier 1 risk-based capital ratio	80.7%	6.0%	74.7%
Total risk-based capital ratio	80.7%	10.0%	70.7%
Note 20— Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters ended December 31, 2011 and 2010.

	Q4	Q3	Q2	Q1
	(in thousands, except per share data)
2011
Total operating revenues	$119,674	$115,387	$115,030	$117,307
Total operating expenses	97,388	94,079	95,680	96,802
Operating income	22,286	21,308	19,350	20,505
Interest income, net	192	134	136	102
Income before income taxes	22,478	21,442	19,486	20,607
Income tax expense	8,470	8,139	7,416	7,906
Net income	$14,008	$13,303	$12,070	$12,701
Earnings per share
Basic
Class A common stock	$0.33	$0.32	$0.29	$0.30
Class B common stock	$0.33	$0.32	$0.29	$0.30
Diluted
Class A common stock	$0.33	$0.30	$0.27	$0.29
Class B common stock	$0.33	$0.30	$0.27	$0.29

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Note 20—Selected Unaudited Quarterly Financial Information (continued)

	Q4	Q3	Q2	Q1
	(in thousands, except per share data)
2010
Total operating revenues	$91,847	$88,904	$90,318	$92,819
Total operating expenses	79,190	73,481	73,164	68,734
Operating income	12,657	162,385	163,482	161,553
Interest income, net	92	88	84	49
Income before income taxes	12,749	162,473	163,566	161,602
Income tax expense	4,811	6,540	4,730	11,319
Net income	$7,938	$155,933	$158,836	$150,283
Earnings per share
Basic
Class A common stock	$0.19	$0.22	$0.32	—
Class B common stock	$0.19	$0.22	$0.32	$0.34
Diluted
Class A common stock	$0.18	$0.20	$0.29	—
Class B common stock	$0.18	$0.20	$0.29	$0.27
Note 21— Subsequent Events
On January 19, 2012, we amended our agreement with Total System Services, Inc., dated September 1, 2009, pursuant to which we agreed to extend the term of the agreement by two years to August 31, 2014.
ITEM 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our evaluation, the internal control over financial reporting of the operations of Bonneville Bancorp and its subsidiary bank, Green Dot Bank (formerly Bonneville Bank), which we acquired on December 8, 2011. As of December 31, 2011, total net assets subject to Bonneville Bancorp and Green Dot Bank's internal control over financial reporting represented $29.8 million or 11.7% of our total net assets. Total revenue subject to Bonneville Bancorp and Green Dot Bank's internal control over financial reporting represented $15,000 of our total operating revenues, or less than 0.0001% of total operating revenues for the year ended December 31, 2011.

Our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.
Ernst & Young, LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
Effective February 24, 2012, we entered into a separation agreement with Mark T. Troughton to provide for the terms of his separation from and associated release of claims against the company. We previously reported Mr. Troughton's notice of resignation from the company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012. Under the agreement, Mr. Troughton will receive a monthly cash severance payment of $39,583.33 from March 2012 to January 2013 and a bonus payment of $85,215 for the second half of 2011 under our 2011 Executive Officer Incentive Bonus Plan. In addition, the vesting of any unvested stock options he held as of the date of the agreement was fully accelerated and the exercise period for all his stock options was extended to January 10, 2013. Mr. Troughton will also be eligible to continue his group health plan coverage at his own expense through COBRA. In connection with his entry into the separation agreement, Mr. Troughton entered into a three-year agreement to vote any shares of our capital stock he now holds, or may acquire, in accordance with the recommendation of our management or board of directors with respect to each matter on which the holders of shares of Class A common stock or Class B common stock are entitled to vote.
The foregoing descriptions of the separation agreement and voting agreement are qualified in their entirety by reference to the Separation Agreement and Release of Claims and Voting Agreement and Irrevocable Proxy, copies of which are filed as Exhibit 10.28 and 10.29 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
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
3. Exhibits: The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	February 29, 2012	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, and Chief Executive Officer
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

Date:	February 29, 2012	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, and Chief Executive Officer

Date:	February 29, 2012	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	February 29, 2012	By:	/s/ Simon M. Heyrick
		Name:	Simon M. Heyrick
		Title:	Chief Accounting Officer (Principal Accounting Officer)

Date:	February 29, 2012	By:	/s/ Kenneth C. Aldrich
		Name:	Kenneth C. Aldrich
		Title:	Director

Date:	February 29, 2012	By:	/s/ Timothy R. Greenleaf
		Name:	Timothy R. Greenleaf
		Title:	Director

Date:	February 29, 2012	By:	/s/ Virginia L. Hanna
		Name:	Virginia L. Hanna
		Title:	Director

Date:	February 29, 2012	By:	/s/ Ross E. Kendell
		Name:	Ross E. Kendell
		Title:	Director

Date:	February 29, 2012	By:	/s/ Michael Moritz
		Name:	Michael Moritz
		Title:	Director

Date:	February 29, 2012	By:	/s/ William H. Ott, Jr.
		Name:	William H. Ott, Jr.
		Title:	Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Amended and Restated Bylaws of the Registrant.	S-1(A4)	June 29, 2010	3.04

3.3	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011	8-K	December 14, 2011	3.01

4.1	Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A4)	June 29, 2010	4.01

4.2	First Amendment to Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A7)	July 19, 2010	4.02

4.3	Second Amendment to the Ninth Amended and Restated Registration Rights Agreement dated as of December 8, 2011 among Green Dot Corporation, Sequoia Capital Franchise Fund, L.P., Sequoia Capital USGF Principals Fund IV L.P., Sequoia Capital Franchise Partners, L.P., Sequoia Capital U.S. Growth Fund IV, L.P., PayPal, Inc., TCV VII, L.P., TCV VII (A), L.P., TCV Member Fund, L.P., YKA Partners Ltd. and David William Hanna Trust dated October 30, 1989	8-K	December 11, 2011	4.01

10.1	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	2010 Equity Incentive Plan and forms of notice of stock option grant, stock option award agreement, notice of restricted stock award, restricted stock agreement, notice of stock bonus award, stock bonus award agreement, notice of stock appreciation right award, stock appreciation right award agreement, notice of restricted stock unit award, restricted stock unit award agreement, notice of performance shares award and performance shares agreement.	S-1(A4)	June 29, 2010	10.03

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between Registrant and Foothill Technology Center, dated July 8, 2005, as amended on August 21, 2008 and July 30, 2009.	S-1	February 26, 2010	10.04

10.6	Third Amendment to Lease Agreement between Registrant and Foothill Technology center, dated May 24, 2010.	10-K	February 28, 2011	10.5

10.7	Standard Sublease, dated January 12, 2010, between the Registrant and Telscape Communications, Inc., as amended.	10-Q	November 3, 2010	10.01

10.8	Lease Agreement between Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011				X

10.9†	Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, Inc., Wal-Mart Stores, L.P. and GE Money Bank.	S-1(A6)	July 13, 2010	10.05

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.10††
First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, (the “Tri-Party Agreement Amendment”) by and among Green Dot Corporation and Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Money Bank.
					X

10.11†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended.	S-1(A6)	July 13, 2010	10.06

10.12†	Program Agreement, dated as of November 1, 2009, by and between the Registrant and Columbus Bank and Trust Company.	S-1(A6)	July 13, 2010	10.07

10.13†	Agreement for Services, dated as of September 1, 2009, by and between the Registrant and Total System Services, Inc.	S-1(A6)	July 13, 2010	10.08

10.14††	Material Terms Amendment to Agreement for Services, dated as of January 19, 2012, and between Green Dot Corporation and Total System Services, Inc.				X

10.15†	Master Services Agreement, dated as of May 28, 2009, by and between the Registrant and Genpact International, Inc.	S-1(A6)	July 13, 2010	10.09

10.16	Amendment No. 1 to Master Services Agreement, dated as of November 3, 2010, by and between the Registrant and Genpact International, Inc.	10-K	February 28, 2011	10.11

10.17	Sixth Amended and Restated Loan and Line of Credit Agreement between Columbus Bank and Trust Company and Registrant, dated March 24, 2010.	S-1(A2)	April 26, 2010	10.1

10.18	Modification Agreement, dated March 31, 2010, between the Registrant and CB&T, a division of Synovus Bank.	10-Q	May 10, 2011	10.2

10.19*	Offer letter to William D. Sowell from the Registrant, dated January 28, 2009.	S-1	February 26, 2010	10.11

10.20*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.21*	2011 Executive Officer Incentive Bonus Plan.	10-Q	May 10, 2011	10.1

10.22*	2012 Executive Officer Incentive Bonus Plan.				X

10.23	Warrant to purchase shares of common stock of the Registrant.	S-1(A6)	July 13, 2010	10.15

10.24	Amendment No.1 to Warrant to purchase shares of common stock of the Registrant.				X

10.25	Class A Common Stock Issuance Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A6)	July 13, 2010	10.17

10.26	Share Exchange Agreement dated as of December 8, 2011 among Green Dot Corporation, Sequoia Capital Franchise Fund, L.P., Sequoia Capital USGF Principals Fund IV L.P., Sequoia Capital Franchise Partners, L.P., Sequoia Capital U.S. Growth Fund IV, L.P.	8-K	December 14, 2011	10.01

10.27	Voting Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A4)	June 29, 2010	10.18

10.28*	Separation Agreement and Release of Claims, dated as of February 24, 2012, between the Registrant and Mark T. Troughton.				X

10.29	Voting Agreement and Irrevocable Proxy, dated as of February 24, 2012, between the Registrant and Mark T. Troughton.				X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

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
X

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_____________

*	Indicates management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. The Interactive Data File will be filed by amendment to this Form 10-K within 30 days of the filing date of this Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

†
Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.

††	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.