Form 10-K/A
period 2011-12-31
GREEN DOT CORP
filed 2012-03-30
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K/A
(Amendment No. 1)

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
There were 30,189,888 shares of Class A common stock, par value $.001 per share, (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) and 5,264,889 shares of Class B common stock, par value $.001 per share, outstanding as of January 31, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2012 Annual Meeting of Stockholders, to be held on or about May 24, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

EXPLANATORY NOTE
This Amendment No. 1 ("Amendment No. 1") to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on February 29, 2012 (the "Form 10-K"), is being filed to amend and restate our Index to Exhibits and to furnish our XBRL (eXtensible Business Reporting Language) interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 to this Form 10-K may be furnished by amendment within 30 days of the original filing date of the Form 10-K. We have also updated the cover page to provide additional information in this Amendment No. 1 to note that the shares of Class A common stock outstanding exclude the shares of Class A common stock issuable upon conversion of the Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock.
No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	March 30, 2012	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, and Chief Executive Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Amended and Restated Bylaws of the Registrant.	S-1(A4)	June 29, 2010	3.04

3.3	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011	8-K	December 14, 2011	3.01

4.1	Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A4)	June 29, 2010	4.01

4.2	First Amendment to Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A7)	July 19, 2010	4.02

4.3	Second Amendment to the Ninth Amended and Restated Registration Rights Agreement dated as of December 8, 2011 among Green Dot Corporation, Sequoia Capital Franchise Fund, L.P., Sequoia Capital USGF Principals Fund IV L.P., Sequoia Capital Franchise Partners, L.P., Sequoia Capital U.S. Growth Fund IV, L.P., PayPal, Inc., TCV VII, L.P., TCV VII (A), L.P., TCV Member Fund, L.P., YKA Partners Ltd. and David William Hanna Trust dated October 30, 1989	8-K	December 11, 2011	4.01

10.1	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	2010 Equity Incentive Plan and forms of notice of stock option grant, stock option award agreement, notice of restricted stock award, restricted stock agreement, notice of stock bonus award, stock bonus award agreement, notice of stock appreciation right award, stock appreciation right award agreement, notice of restricted stock unit award, restricted stock unit award agreement, notice of performance shares award and performance shares agreement.	S-1(A4)	June 29, 2010	10.03

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between Registrant and Foothill Technology Center, dated July 8, 2005, as amended on August 21, 2008 and July 30, 2009.	S-1	February 26, 2010	10.04

10.6	Third Amendment to Lease Agreement between Registrant and Foothill Technology center, dated May 24, 2010.	10-K	February 28, 2011	10.5

10.7	Standard Sublease, dated January 12, 2010, between the Registrant and Telscape Communications, Inc., as amended.	10-Q	November 3, 2010	10.01

10.8	Lease Agreement between Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.9†	Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, Inc., Wal-Mart Stores, L.P. and GE Money Bank.	S-1(A6)	July 13, 2010	10.05

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.10††	First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, (the “Tri-Party Agreement Amendment”) by and among Green Dot Corporation and Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Money Bank.	10-K	February 29, 2012	10.10

10.11†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended.	S-1(A6)	July 13, 2010	10.06

10.12†	Program Agreement, dated as of November 1, 2009, by and between the Registrant and Columbus Bank and Trust Company.	S-1(A6)	July 13, 2010	10.07

10.13†	Agreement for Services, dated as of September 1, 2009, by and between the Registrant and Total System Services, Inc.	S-1(A6)	July 13, 2010	10.08

10.14††	Material Terms Amendment to Agreement for Services, dated as of January 19, 2012, and between Green Dot Corporation and Total System Services, Inc.	10-K	February 29, 2012	10.14

10.15†	Master Services Agreement, dated as of May 28, 2009, by and between the Registrant and Genpact International, Inc.	S-1(A6)	July 13, 2010	10.09

10.16	Amendment No. 1 to Master Services Agreement, dated as of November 3, 2010, by and between the Registrant and Genpact International, Inc.	10-K	February 28, 2011	10.11

10.17	Sixth Amended and Restated Loan and Line of Credit Agreement between Columbus Bank and Trust Company and Registrant, dated March 24, 2010.	S-1(A2)	April 26, 2010	10.1

10.18	Modification Agreement, dated March 31, 2010, between the Registrant and CB&T, a division of Synovus Bank.	10-Q	May 10, 2011	10.2

10.19*	Offer letter to William D. Sowell from the Registrant, dated January 28, 2009.	S-1	February 26, 2010	10.11

10.20*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.21*	2011 Executive Officer Incentive Bonus Plan.	10-Q	May 10, 2011	10.1

10.22*	2012 Executive Officer Incentive Bonus Plan.	10-K	February 29, 2012	10.22

10.23	Warrant to purchase shares of common stock of the Registrant.	S-1(A6)	July 13, 2010	10.15

10.24	Amendment No.1 to Warrant to purchase shares of common stock of the Registrant.	10-K	February 29, 2012	10.24

10.25	Class A Common Stock Issuance Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A6)	July 13, 2010	10.17

10.26	Share Exchange Agreement dated as of December 8, 2011 among Green Dot Corporation, Sequoia Capital Franchise Fund, L.P., Sequoia Capital USGF Principals Fund IV L.P., Sequoia Capital Franchise Partners, L.P., Sequoia Capital U.S. Growth Fund IV, L.P.	8-K	December 14, 2011	10.01

10.27	Voting Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A4)	June 29, 2010	10.18

10.28*	Separation Agreement and Release of Claims, dated as of February 24, 2012, between the Registrant and Mark T. Troughton.	10-K	February 29, 2012	10.28

10.29	Voting Agreement and Irrevocable Proxy, dated as of February 24, 2012, between the Registrant and Mark T. Troughton.	10-K	February 29, 2012	10.29

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	10-K	February 29, 2012	23.1

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).	10-K	February 29, 2012	24.1

31.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	February 29, 2012	31.1

31.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	February 29, 2012	31.2

32.1	Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	February 29, 2012	32.1

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	February 29, 2012	32.2

101.INS	XBRL Instance Document**				X

101.SCH	XBRL Taxonomy Extension Schema Document**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**				X
_____________

*	Indicates management contract or compensatory plan or arrangement.

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