Form 10-Q
period 2012-03-31
GREEN DOT CORP
filed 2012-05-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 30,417,707 shares of Class A common stock, par value $.001 per share, (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) and 5,170,556 shares of Class B common stock, par value $.001 per share, outstanding as of April 30, 2012.

GREEN DOT CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$117,644	$223,033
Federal funds sold	1,976	2,400
Investment securities available-for-sale, at fair value	69,744	20,647
Settlement assets	34,647	27,355
Accounts receivable, net	46,996	41,307
Prepaid expenses and other assets	15,648	12,248
Income tax receivable	1,612	3,371
Net deferred tax assets	6,671	6,664
Total current assets	294,938	337,025
Restricted cash	13,041	12,926
Investment securities available-for-sale, at fair value	68,316	10,563
Accounts receivable, net	4,135	4,147
Loans to bank customers	9,159	10,036
Prepaid expenses and other assets	1,523	460
Property and equipment, net	31,471	27,281
Deferred expenses	9,771	12,604
Goodwill	41,481	10,817
Total assets	$473,835	$425,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,930	$15,441
Deposits	39,472	38,957
Settlement obligations	34,647	27,355
Amounts due to card issuing banks for overdrawn accounts	42,947	42,153
Other accrued liabilities	19,573	16,248
Deferred revenue	16,054	21,500
Total current liabilities	182,623	161,654
Other accrued liabilities	7,595	6,239
Deferred revenue	13	19
Net deferred tax liabilities	4,778	4,751
Total liabilities	195,009	172,663
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized as of March 31, 2012 and December 31, 2011, respectively; 7 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	7	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; 30,418 and 30,162 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	30	30
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; 5,171 and 5,280 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	139,918	131,383
Retained earnings	138,857	121,741
Accumulated other comprehensive income	9	30
Total stockholders’ equity	278,826	253,196
Total liabilities and stockholders’ equity	$473,835	$425,859
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$62,373	$54,324
Cash transfer revenues	39,643	31,149
Interchange revenues	43,506	37,714
Stock-based retailer incentive compensation	(3,190)	(5,880)
Total operating revenues	142,332	117,307
Operating expenses:
Sales and marketing expenses	52,572	42,539
Compensation and benefits expenses	26,153	21,137
Processing expenses	20,850	19,733
Other general and administrative expenses	15,904	13,393
Total operating expenses	115,479	96,802
Operating income	26,853	20,505
Interest income	1,199	103
Interest expense	(264)	(1)
Income before income taxes	27,788	20,607
Income tax expense	10,672	7,906
Net income	17,116	12,701
Income attributable to preferred stock	(2,772)	—
Net income allocated to common stockholders	$14,344	$12,701
Basic earnings per common share:
Class A common stock	$0.40	$0.30
Class B common stock	$0.40	$0.30
Basic weighted-average common shares issued and outstanding:
Class A common stock	28,839	17,525
Class B common stock	5,230	22,537
Diluted earnings per common share:
Class A common stock	$0.39	$0.29
Class B common stock	$0.39	$0.29
Diluted weighted-average common shares issued and outstanding:
Class A common stock	35,867	42,481
Class B common stock	7,012	24,945
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	17,116	12,701
Other comprehensive loss, net of tax
Unrealized holding losses arising during period, net of reclassification adjustments for amounts included in net income	(21)	(2)
Comprehensive income	17,095	12,699
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities
Net income	$17,116	$12,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,651	2,531
Provision for uncollectible overdrawn accounts	13,235	13,398
Employee stock-based compensation	3,489	1,861
Stock-based retailer incentive compensation	3,190	5,880
Amortization of premium on available-for-sale investment securities	264	—
Net gain on investment securities	(8)	—
(Recovery) provision for uncollectible trade receivables	(429)	4
Impairment of capitalized software	43	232
Deferred income taxes	—	107
Excess tax benefits from exercise of options	(1,268)	(1,363)
Changes in operating assets and liabilities:
Settlement assets	(7,292)	835
Accounts receivable, net	(17,677)	(10,764)
Prepaid expenses and other assets	(4,364)	108
Deferred expenses	2,833	1,528
Accounts payable and other accrued liabilities	18,802	6,303
Settlement obligations	7,292	(835)
Amounts due issuing bank for overdrawn accounts	794	3,170
Deferred revenue	(5,452)	(2,543)
Income tax receivable	3,044	7,723
Net cash provided by operating activities	37,263	40,876
Investing activities
Purchases of available-for-sale investment securities	(122,077)	(7,985)
Proceeds from maturities of available-for-sale securities	8,053	—
Proceeds from sales of available-for-sale securities	7,700	—
Increase in restricted cash	(115)	(5,159)
Payments for acquisition of property and equipment	(7,833)	(5,393)
Net principal collections on loans	877	—
Acquisition of Loopt Inc., net of cash acquired	(32,052)	—
Net cash used in investing activities	(145,447)	(18,537)
Financing activities
Proceeds from exercise of options	588	1,531
Excess tax benefits from exercise of options	1,268	1,363
Net increase in deposits	515	—
Net cash provided by financing activities	2,371	2,894
Net (decrease) increase in unrestricted cash and cash equivalents	(105,813)	25,233
Unrestricted cash, cash equivalents, and federal funds, beginning of year	225,433	167,503
Unrestricted cash, cash equivalents, and federal funds, end of period	$119,620	$192,736

Cash paid for interest	$28	$—
Cash paid for income taxes	$9,827	$76
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries, Next Estate Communications, Inc.; Green Dot Bancorp; Green Dot Bank; and Loopt, Inc.) is a leading financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. Our products include Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; and our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
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
Acquisitions
In November 2011, the Board of Governors of the Federal Reserve System and the Utah Department of Financial Institutions approved our applications to acquire Bonneville Bancorp, renamed Green Dot Bancorp, a Utah bank holding company, and its bank subsidiary, Bonneville Bank, renamed Green Dot Bank. We thereby became a bank holding company under the Bank Holding Company Act of 1956. In December 2011, we completed our acquisition of Green Dot Bancorp for approximately $15.7 million in cash. We contributed $14.3 million in cash to Green Dot Bank in December 2011 to provide an initial capital base for its expanded operations.
In March 2012, we acquired Loopt, Inc., or Loopt, for approximately $33.6 million in cash in exchange for all of its outstanding shares. We also have also committed to pay $9.8 million in retention-based incentives for employees we hired in connection with the acquisition of Loopt. The results of operations are included in our consolidated results of operations following the acquisition date. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our financial results.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2012, except as noted below. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of future results.
Change in Estimate
We defer and recognize new card fee revenues, a component of card revenues and other fees, on a straight-line basis over our average card lifetime. We determine the average card lifetime based on our recent historical data for comparable products. Based on recent trends in our historical data, we shortened the period we analyze GPR cards activated from forty-two months prior to each balance sheet date to thirty months and we adjusted our average card lifetime estimate from nine months to eight months during the three months ended March 31, 2012. The impact of this change was not material to our unaudited consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 2—Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-12 only defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted these ASUs in the first quarter of 2012. The adoptions of these standards did not have a significant impact on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which provides entities testing goodwill for impairment to now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. We adopted this ASU in the first quarter of 2012. The adoption of this standard did not have any impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which converges common fair value measurement and disclosure requirements in accordance with GAAP and International Financial Reporting Standards, or IFRS. We adopted this ASU in the first quarter of 2012. The adoption of this standard did not have a significant impact on our consolidated financial statements.
Note 3—Investment Securities
We classify our investment securities as available-for-sale and report them at fair value with the related unrealized gains and losses, net of tax, included in accumulated other comprehensive income, a component of stockholders’ equity.
As of March 31, 2012 and December 31, 2011, our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2012
Corporate bonds	$33,133	$65	$(1)	$33,197
Commercial paper	15,252	3	—	15,255
Negotiable certificate of deposit	3,500	—	—	3,500
U.S. treasury notes	42,870	—	(25)	42,845
Agency securities	35,878	6	(44)	35,840
Municipal bonds	4,815	14	(3)	4,826
Asset-backed securities	2,597	—	—	2,597
Total fixed income securities	$138,045	$88	$(73)	$138,060

December 31, 2011
Corporate bonds	$16,307	$27	$(1)	$16,333
Commercial paper	4,998	1	—	4,999
Negotiable certificate of deposit	3,500	—	—	3,500
Agency securities	3,979	12	(4)	3,987
Municipal bonds	2,379	13	(1)	2,391
Total fixed income securities	$31,163	$53	$(6)	$31,210

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3—Investment Securities (continued)
As of March 31, 2012 and December 31, 2011, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2012
Fixed income securities
Corporate bonds	$5,597	$(1)	$—	$—	$5,597	$(1)
U.S. treasury notes	42,845	(25)	—	—	42,845	(25)
Agency securities	26,008	(44)	—	—	26,008	(44)
Municipal bonds	2,642	(3)	—	—	2,642	(3)
Total fixed income securities	$77,092	$(73)	$—	$—	$77,092	$(73)

December 31, 2011
Fixed income securities
Corporate bonds	$2,999	$(1)	$—	$—	$2,999	$(1)
Agency securities	1,663	(4)	—	—	1,663	(4)
Municipal bonds	324	(1)	—	—	324	(1)
Total fixed income securities	$4,986	$(6)	$—	$—	$4,986	$(6)
We did not record any other-than-temporary impairment losses during the three-month periods ended March 31, 2012 or 2011 on our available-for-sale investment securities. We do not intend to sell these investments or it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of March 31, 2012, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$69,713	$69,744
Due after one year through five years	65,782	65,763
Due after five years through ten years	2,204	2,205
Due after ten years	346	348
Total fixed income securities	$138,045	$138,060

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Overdrawn account balances due from cardholders	$21,540	$22,139
Reserve for uncollectible overdrawn accounts	(14,482)	(15,309)
Net overdrawn account balances due from cardholders	7,058	6,830
Trade receivables	10,380	5,574
Reserve for uncollectible trade receivables	(23)	(453)
Net trade receivables	10,357	5,121
Receivables due from card issuing banks	29,075	28,812
Other receivables	4,641	4,691
Accounts receivable, net	$51,131	$45,454
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance, beginning of period	$15,309	$11,823
Provision for uncollectible overdrawn accounts:
Fees	12,489	12,055
Purchase transactions	746	1,343
Charge-offs	(14,062)	(10,928)
Balance, end of period	$14,482	$14,293
Note 5—Loans
The following tables presents total outstanding loans and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Purchased Credit-Impaired Loans	Total Outstanding
	(In thousands)
March 31, 2012
Real estate	$569	$—	$—	$569	$4,024	$503	$5,096
Commercial	118	—	—	118	1,012	8	1,138
Installment	8	—	12	20	2,690	215	2,925
Total loans	$695	$—	$12	$707	$7,726	$726	$9,159

Percentage of outstanding	7.59%	—%	0.13%	7.72%	84.35%	7.93%	100.00%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans (continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Purchased Credit-Impaired Loans	Total Outstanding
	(In thousands)
December 31, 2011
Real estate	$—	$—	$—	$—	$4,983	$503	$5,486
Commercial	2	—	—	2	1,371	44	1,417
Installment	—	—	—	—	2,881	252	3,133
Total loans	$2	$—	$—	$2	$9,235	$799	$10,036

Percentage of outstanding	0.02%	—%	—%	0.02%	92.02%	7.96%	100.00%
Nonperforming Loans
The loan balances past due 90 days or more in the table above are not accruing interest as they are classified as nonperforming. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our 2011 Annual Report on Form 10-K for further information on the criteria for classification as nonperforming.
Credit Quality Indicators
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
The tables below present our primary credit quality indicators related to our loan portfolio:

	Non-Classified	Classified
	(In thousands)
March 31, 2012
Real estate	$4,735	$361
Commercial	1,130	8
Installment	2,784	141
Total loans	$8,649	$510

December 31, 2011
Real estate	$5,125	$361
Commercial	1,407	10
Installment	2,982	151
Total loans	$9,515	$522
Purchased Credit-Impaired Loans
The table below presents the remaining unpaid principal balance and carrying amount for purchased credit-impaired loans:

	March 31, 2012	December 31, 2011
	(In thousands)
Unpaid principal balance	$1,321	$1,506
Carrying value	726	799

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans (continued)
The table below shows activity for the accretable yield on purchased credit-impaired loans:

Three Months Ended
March 31, 2012
(In thousands)
Accretable yield at beginning of period	$99
Accretion	(25)
Accretable yield at end of period	$74
Allowance for Loan Losses
As of March 31, 2012 and December 31, 2011, we did not establish an allowance for credit losses. We recorded our loan portfolio at fair value when acquired on December 8, 2011 in conjunction with our acquisition of Green Dot Bancorp and there have been no material changes in credit quality associated with the loan portfolio since the acquisition date.
Note 6—Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. For more information regarding the fair value hierarchy and how we measure fair value, see Note 3–Investment Securities to the Consolidated Financial Statements of our 2011 Annual Report on Form 10-K.
As of March 31, 2012 and December 31, 2011, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2012
Corporate bonds	$—	$33,197	$—	$33,197
Commercial paper	—	15,255	—	15,255
Negotiable certificate of deposit	—	3,500	—	3,500
U.S. treasury notes	—	42,845	—	42,845
Agency securities	—	35,840	—	35,840
Municipal bonds	—	4,826	—	4,826
Asset-backed securities	—	2,597	—	2,597
Total	$—	$138,060	$—	$138,060

December 31, 2011
Corporate bonds	$—	$16,333	$—	$16,333
Commercial paper	—	4,999	—	4,999
Negotiable certificate of deposit	—	3,500	—	3,500
Agency securities	—	3,987	—	3,987
Municipal bonds	—	2,391	—	2,391
Total	$—	$31,210	$—	$31,210
Note 7—Fair Value of Financial Instruments
The following describes the valuation technique for determining the fair value of financial instruments, whether or not carried as such on our consolidated balance sheets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 7—Fair Value of Financial Instruments (continued)
Short-term Financial Instruments
Our short-term financial instruments consist principally of unrestricted and restricted cash and cash equivalents, federal funds sold, and settlement assets and obligations. These financial instruments are short-term in nature, and, accordingly, we believe their carrying amounts approximate their fair values. Under the fair value hierarchy, cash and cash equivalents and settlement assets and obligations are classified as Level 1. Federal funds sold are classified as Level 2.
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 6 – Fair Value Measurements. Under the fair value hierarchy, our investment securities are classified as Level 2.
Loans
We determined the fair values of loans by discounting both principal and interest cash flows expected to be collected using a discount rate commensurate with the risk that we believe a market participant would consider in determining fair value. Under the fair value hierarchy, our loans are classified as Level 2 and Level 3.
Deposits
The fair value of demand and interest checking deposits and savings deposits is the amount payable on demand at the reporting date. We determined the fair value of time deposits by discounting expected future cash flows using market-derived rates based on our market yields on certificates of deposit, by maturity, at the measurement date. Under the fair value hierarchy, our deposits are classified as Level 2.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value at March 31, 2012 and December 31, 2011 are presented in the table below.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers	$9,159	$9,058	$10,036	$10,036

Financial Liabilities
Deposits	$39,472	$39,532	$38,957	$38,957
Note 8—Goodwill
Changes in the carrying amount of goodwill consisted of the following:

Three Months Ended
March 31, 2012
(In thousands)
Balance, beginning of period	$10,817
Acquisition of Loopt, Inc.	30,664
Balance, end of period	$41,481
We have not completed the purchase price allocation for our acquisition of Loopt because of the proximity of the acquisition to the end of the quarter. The initial allocation of the purchase price to goodwill set forth in the table above was made using the information currently available. We may adjust this allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation will be finalized in 2012.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 9—Income Taxes
Income tax expense for the three-month periods ended March 31, 2012 and 2011 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate and our actual income tax expense was as follows:

	Three Months Ended March 31,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.4
Other	1.8	2.0
Effective tax rate	38.4%	38.4%
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
Note 10—Employee Stock-Based Compensation
We currently grant stock options and restricted stock units to employees and directors under our 2010 Equity Incentive Plan. We have reserved shares of our Class A common stock for issuance under this plan. Additionally, through our 2010 Employee Stock Purchase Plan, employees are able to purchase shares of our Class A common stock at a discount through payroll deductions.
The following table summarizes stock options and restricted stock units granted:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Stock options granted	506	107
Weighted-average exercise price	$29.62	$55.52
Weighted-average grant-date fair value	$13.86	$26.50

Restricted stock units granted	40	—
Weighted-average grant-date fair value	$30.74	$—
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.05%	2.31%
Expected term (life) of options (in years)	6.08	6.08
Expected dividends	—	—
Expected volatility	48.50%	47.00%
The total stock-based compensation expense recognized was $3.5 million and $1.9 million for the three-month periods ended March 31, 2012 and 2011, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 11—Earnings per Common Share
The calculation of basic EPS and diluted EPS was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$17,116	$12,701
Income attributable to preferred stock	(2,772)	—
Income attributable to other classes of common stock	(2,691)	(7,393)
Net income allocated to Class A common stockholders	11,653	5,308
Weighted-average Class A shares issued and outstanding	28,839	17,525
Basic earnings per Class A common share	$0.40	$0.30

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$11,653	$5,308
Allocated earnings to participating securities, net of re-allocated earnings	2,718	7,143
Re-allocated earnings	(468)	(286)
Diluted net income allocated to Class A common stockholders	13,903	12,165
Weighted-average Class A shares issued and outstanding	28,839	17,525
Dilutive potential common shares:
Class B common stock	7,012	24,945
Stock options	—	3
Restricted stock units	7	—
Employee stock purchase plan	9	8
Diluted weighted-average Class A shares issued and outstanding	35,867	42,481
Diluted earnings per Class A common share	$0.39	$0.29

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$17,116	$12,701
Income attributable to preferred stock	(2,772)	—
Income attributable to other classes of common stock	(12,231)	(5,875)
Net income allocated to Class B common stockholders	2,113	6,826
Weighted-average Class B shares issued and outstanding	5,230	22,537
Basic earnings per Class B common share	$0.40	$0.30

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$2,113	$6,826
Re-allocated earnings	605	317
Diluted net income allocated to Class B common stockholders	2,718	7,143
Weighted-average Class B shares issued and outstanding	5,230	22,537
Dilutive potential common shares:
Stock options	1,782	2,408
Diluted weighted-average Class B shares issued and outstanding	7,012	24,945
Diluted earnings per Class B common share	$0.39	$0.29

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 11—Earnings per Common Share (continued)
We excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class B common stock, as the related performance conditions had not been satisfied.
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Class A common stock
Options to purchase Class A common stock	596	65
Restricted stock units	4	—
Conversion of convertible preferred stock	6,859
Total options and restricted stock units	7,459	65
Class B common stock
Options to purchase Class B common stock	19	—
Conversion of convertible preferred stock	—	—
Total options and convertible preferred stock	19	—
Note 12—Commitments and Contingencies
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 13—Significant Customer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended March 31,
	2012	2011
Walmart	64%	58%
Three other largest retail distributors, as a group	20%	17%
Excluding stock-based retailer incentive compensation of $3.2 million and $5.9 million for the three-month periods ended March 31, 2012 and 2011, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended March 31,
	2012	2011
Walmart	65%	60%
Three other largest retail distributors, as a group	20%	16%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended March 31,
	2012	2011
Concentration of GPR cards activated (in units)	89%	71%
Concentration of sales of cash transfer products (in units)	90%	91%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	March 31, 2012	December 31, 2011
Walmart	34%	33%
Three other largest retail distributors, as a group	36%	39%
At March 31, 2012 and December 31, 2011, the substantial majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.

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
Overview
Green Dot is a leading financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable, or GPR, prepaid debit cards in the United States and that our Green Dot Network is the leading reload network for prepaid cards in the United States. We sell our cards and offer our reload services nationwide at approximately 60,000 retail store locations, which provide consumers convenient access to our products and services.
Financial Results
Total operating revenues for the three months ended March 31, 2012 were $142.3 million compared to $117.3 million for the three months ended March 31, 2011. Total operating revenues were favorably impacted by increases in card revenues and other fees, cash transfer revenues and interchange revenues and a decrease in the amount of stock-based retailer incentive compensation. These revenues increased primarily due to period-over-period growth in all of our key metrics described below. Our total operating revenues were adversely impacted the expiration and nonrenewal in October 2011 of our joint marketing and referral agreement with Intuit under which we established our TurboTax program.
Net income for the three months ended March 31, 2012 was $17.1 million compared to $12.7 million for the three months ended March 31, 2011. Net income grew 35% for the three months ended March 31, 2012, reflecting the total operating revenue growth described above and efficiency gains in processing expenses.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 2.23 million and 2.21 million GPR cards in the three-month periods ended March 31, 2012 and 2011, respectively. The number of new GPR card activations from repeat customers, or former GPR cardholders, in the same comparable periods were 0.8 million and 1.0 million, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 23% from the first quarter of 2011 to the first quarter of fiscal 2012.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 10.09 million and 7.98 million MoneyPak and POS swipe reload transactions for the three-month periods ended March 31, 2012 and 2011, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.69 million and 4.28 million active cards outstanding as of March 31, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 20% from the first quarter of 2011 to the first quarter of fiscal 2012.

Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.8 billion and $4.6 billion for the three-month periods ended March 31, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 33% from the first quarter of 2011 to the first quarter of fiscal 2012.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2012, except as noted in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods March 31, 2012 and 2011
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues and other fees	$62,373	43.8%	$54,324	46.3%
Cash transfer revenues	39,643	27.9	31,149	26.6
Interchange revenues	43,506	30.5	37,714	32.1
Stock-based retailer incentive compensation	(3,190)	(2.2)	(5,880)	(5.0)
Total operating revenues	$142,332	100.0%	$117,307	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $62.4 million for the three months ended March 31, 2012, an increase of $8.1 million, or 15%, from the comparable period in 2011. The increase was primarily the result of an increase in monthly maintenance fee revenues, driven by period-over-period growth of 10% in the number of active cards in our portfolio. Card revenues and other fees also increased as a result of growth in new card fee revenues, which was driven by higher numbers of card activations from distribution channels in which we assess new card fees, mainly retail stores. The increases in card revenues and other fees were partially offset by a decrease in ATM fee revenues associated with the discontinuation of the TurboTax program, as cardholders under this program typically performed more ATM transactions than the rest of our active card base.
Cash Transfer Revenues — Cash transfer revenues totaled $39.6 million for the three months ended March 31, 2012, an increase of $8.5 million, or 27%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 26% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.
Interchange Revenues — Interchange revenues totaled $43.5 million for the three months ended March 31, 2012, an increase of $5.8 million, or 15%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 10% in the number of active cards in our portfolio, an increase in the average transactional volume of the active cards in our portfolio and a 5% increase in gross dollar volume, which was driven by the factors discussed above under “Card Revenues and Other Fees.” The increase in interchange revenues was partially offset by the discontinuation of the TurboTax program, as the program had a favorable impact in the first quarter of 2011 but did not have an impact in the first quarter of 2012 in any material respect.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to $110,430 shares issued to Walmart during the three months ended March 31, 2012. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $3.2 million of stock-based retailer incentive compensation, a decrease of $2.7 million, or 46%, from the comparable period in 2011. The decrease was the result of a lower stock price in the three months ended March 31, 2012 compared with the corresponding period in 2011.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$52,572	36.9%	$42,539	36.3%
Compensation and benefits expenses	26,153	18.4	21,137	18.0
Processing expenses	20,850	14.6	19,733	16.8
Other general and administrative expenses	15,904	11.2	13,393	11.4
Total operating expenses	$115,479	81.1%	$96,802	82.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $52.6 million for the three months ended March 31, 2012, an increase of $10.1 million, or 24%, from the comparable period in 2011. The increase was primarily the result of increased numbers of GPR cards and cash transfers sold, compared with the corresponding period in 2011.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $26.2 million for the three months ended March 31, 2012, an increase of $5.1 million, or 24%, from the comparable period in 2011. This increase was primarily the result of a $5.4 million increase in employee compensation and benefits, which included a $1.6 million increase in employee stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support key growth initiatives, new product development and new sales efforts, and growth in our IT infrastructure and risk operations. The increase in employee compensation and benefits was partially offset by a $0.3 million decrease in third-party contractor expenses. During the remainder of 2012, we expect to incur additional compensation and benefits expense associated with our acquisition of Loopt, Inc., or Loopt, including retention-based incentives of up to $9.8     million, which we will recognize, beginning April 2012, on a straight-line basis through September 2013.
Processing Expenses — Processing expenses totaled $20.9 million for the three months ended March 31, 2012, an increase of $1.2 million, or 6%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 10% in the number of active cards in our portfolio and 5% in gross dollar volume. Processing expenses were partially offset by an increase in volume incentives from the payment networks. While we expect processing expenses to be favorably impacted by the transition of our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, which we expect will commence in the second half of 2012, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues in 2012 because these expenses are subject to a variety of factors, many of which are outside our control, and the transition to our card issuing program may take longer than we currently expect.
Other General and Administrative Expenses — Other general and administrative expenses totaled $15.9 million for the three months ended March 31, 2012, an increase of $2.5 million, or 19%, from the comparable period in 2011. The increase in other general and administrative expenses was primarily the result of a $1.2 million increase in rent expense and a $1.2 million increase in depreciation and amortization of property and equipment. The increase in rent expense was primarily due to additional rent expense associated with new corporate office space located in Pasadena, California, which will become our new headquarters facility. We took control of the office space in January 2012 to construct tenant improvements, and accordingly, we recorded rent expense beginning in January 2012. We expect to incur rent expense related to our new headquarters facility of approximately $0.9 million in each of the second and third quarter of 2012, subject to partially offsetting benefits from tenant allowances.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.6	1.4
Other	1.8	2.0
Effective tax rate	38.4%	38.4%
Our income tax expense increased by $2.8 million to $10.7 million in the three months ended March 31, 2012 from the comparable period in 2011 as a result of an increase in income before income taxes.
Capital Requirements for Bank Holding Companies
As of March 31, 2012 and December 31, 2011, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since March 31, 2012 which management believes would have changed our category as well capitalized. Our actual and "well capitalized" amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(in thousands, except ratios)
March 31, 2012
Tier 1 leverage	$223,503	56.6%	$19,736	5.0%
Tier 1 risk-based capital	223,503	74.8%	13,410	6.0%
Total risk-based capital	$223,503	74.8%	$29,863	10.0%

December 31, 2011
Tier 1 leverage	$228,971	69.1%	$16,578	5.0%
Tier 1 risk-based capital	228,971	80.7%	13,738	6.0%
Total risk-based capital	$228,971	80.7%	$28,374	10.0%
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Total cash provided by (used in)
Operating activities	$37,263	$40,876
Investing activities	(145,447)	(18,537)
Financing activities	2,371	2,894
Increase (decrease) in unrestricted cash and cash equivalents	$(105,813)	$25,233
In the three months ended March 31, 2012 and 2011, we financed our operations primarily through our cash flows from operations. At March 31, 2012, our primary source of liquidity was unrestricted cash and cash equivalents totaling $117.6 million.
We use trend and variance analyses as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A and Class B common stock and our Series A convertible junior participating non-

cumulative perpetual preferred stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
Cash Flows from Operating Activities
Our $37.3 million of net cash provided by operating activities in the three months ended March 31, 2012 principally resulted from $17.1 million of net income, adjusted for certain non-cash operating expenses of $22.2 million. Our $40.9 million of net cash provided by operating activities in the three months ended March 31, 2011 principally resulted from $12.7 million of net income, adjusted for certain non-cash operating expenses of $22.7 million.
Cash Flows from Investing Activities
Our $145.4 million of net cash used in investing activities in the three months ended March 31, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $106.3 million and net payments to acquire Loopt for $32.1 million. Our $18.5 million of net cash provided by investing activities in the three months ended March 31, 2011 reflects purchases of investment securities of $8.0 million, payments for acquisition of property and equipment of $5.4 million and an increase in restricted cash of $5.2 million. In March 2011, we increased our cash collateral requirements on our line of credit from $5.0 million to $10.0 million. We present our cash collateral on our consolidated balance sheets as restricted cash.
Cash Flows from Financing Activities
Our $2.4 million of net cash provided by financing activities in the three months ended March 31, 2012 was primarily the result of excess tax benefits of $1.3 million and proceeds from the exercise of stock options under our employee stock purchase plan of $0.6 million. Our $2.9 million of net cash provided by financing activities for the three months ended March 31, 2011 was the result of excess tax benefits and proceeds from the exercise of stock options.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. In 2012, we expect to purchase furniture and equipment and make leasehold improvements to our new headquarters in Pasadena, California and we will continue to invest in our development of an in-house processing solution.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
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
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 29, 2012.
Risks Related to Our Business
Our growth rates may decline in the future.
In recent quarters, our total operating income, net income and the rate of growth of our operating revenues have fluctuated. Sequential growth in our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, was negative in the second and third quarters in each of the last two years. Accordingly, there can be no assurance that we will be able to continue our historical growth rates in future periods, and we would expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. In particular, our results for each of the first three quarters of 2011 were favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards. We expect to experience similar patterns in our results of operations in 2012, with total operating revenues being higher during the first half of the year, as a result of a larger number of taxpayers electing to receive their tax refunds via direct deposit on our cards. In October 2011, our joint marketing and referral agreement with Intuit expired and was not renewed. Although Intuit has entered a new agreement to continue as a network acceptance member, our revenues attributable to Intuit will decline significantly in 2012 on a year-over-year basis and the impact of this change will be the greatest during the first half of 2012.
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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 64% and 20%, respectively, in the three months ended March 31, 2012. We do not expect our 2012 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the three months ended March 31, 2012, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. Our current and potential competitors include:

•
prepaid card program managers, such as American Express Company, First Data Corporation, NetSpend Holdings, Inc., AccountNow, Inc., PreCash Inc., UniRush, LLC and other traditional banks, such as J.P. Morgan Chase & Co., that have recently entered the prepaid card market;

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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2012, interchange revenues represented 30.5% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. If so, we may be required to devote significant time and resources to defending against these claims or to protecting and enforcing our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights or to defend successfully against an infringement action could harm our business, results of operations, financial condition and prospects.

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
Maintenance fee assessments accounted for approximately 94% of aggregate overdrawn account balances in the three months ended March 31, 2012, as compared to approximately 90% in the three months ended March 31, 2011. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
We have in the past acquired, and we expect to acquire in the future other, businesses and technologies. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	increased regulatory and compliance requirements;

•	regulatory restrictions on revenue streams of acquired businesses;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program, and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, and tax and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.
If we are unable to successfully integrate an acquired business or technology or otherwise address these difficulties and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.
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
We make significant investments in new products and services that may not be profitable.
Our growth depends on our ability to innovate by offering new, and adding value to our existing, product and service offerings. We will continue to make significant investments in research, development, and marketing for new products and services, including mobile products under development following our acquisition of Loopt, Inc. in March 2012 and banking products under development following our bank acquisition in December 2011. Investments in new products and services are speculative. Commercial success depends on many factors, including innovativeness, price and effective distribution and marketing. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.
We face settlement risks from our retail distributors, which may increase during an economic downturn.
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of March 31, 2012, we had assets subject to settlement risk of $34.6 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and our Series A convertible junior participating non-cumulative perpetual preferred stock has no voting power. Based upon beneficial ownership as of March 31, 2012, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 61.2% of our outstanding voting stock, representing approximately 54.2% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated March 8, 2012, by and among Green Dot Corporation, Circle Acquisition Corporation, Loopt, Inc. and Shareholder Representative Services LLC** (6)

10.1
First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, (the “Tri-Party Agreement Amendment”) by and among Green Dot Corporation and Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Money Bank. †(1)

10.2	Material Terms Amendment to Agreement for Services, dated as of January 19, 2012, and between Green Dot Corporation and Total System Services, Inc. †(2)

10.3	2012 Executive Officer Incentive Bonus Plan. (3)

10.4	Separation Agreement and Release of Claims, dated as of February 24, 2012, between the Registrant and Mark T. Troughton. (4)

10.5	Voting Agreement and Irrevocable Proxy, dated as of February 24, 2012, between the Registrant and Mark T. Troughton(5)

10.6	Modification Agreement, dated February 29, 2012, between the Registrant and CB&T, a division of Synovus Bank.

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
_____________

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

**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Green Dot Corporation hereby undertakes to furnish supplementary copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment..

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.10 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.14 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(3)	Exhibit 10.3 is incorporated by reference to Exhibit 10.22 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(4)	Exhibit 10.4 is incorporated by reference to Exhibit 10.28 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(5)	Exhibit 10.5 is incorporated by reference to Exhibit 10.29 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(6)	Exhibit 2.1 is incorporated by reference to Exhibit 2.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 14, 2012.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 10, 2012	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated March 8, 2012, by and among Green Dot Corporation, Circle Acquisition Corporation, Loopt, Inc. and Shareholder Representative Services LLC** (6)

10.1
First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, (the “Tri-Party Agreement Amendment”) by and among Green Dot Corporation and Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Money Bank. †(1)

10.2	Material Terms Amendment to Agreement for Services, dated as of January 19, 2012, and between Green Dot Corporation and Total System Services, Inc. †(2)

10.3	2012 Executive Officer Incentive Bonus Plan. (3)

10.4	Separation Agreement and Release of Claims, dated as of February 24, 2012, between the Registrant and Mark T. Troughton. (4)

10.5	Voting Agreement and Irrevocable Proxy, dated as of February 24, 2012, between the Registrant and Mark T. Troughton(5)

10.6	Modification Agreement, dated February 29, 2012, between the Registrant and CB&T, a division of Synovus Bank.

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
_____________

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

**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Green Dot Corporation hereby undertakes to furnish supplementary copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment..

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.10 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.14 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(3)	Exhibit 10.3 is incorporated by reference to Exhibit 10.22 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(4)	Exhibit 10.4 is incorporated by reference to Exhibit 10.28 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(5)	Exhibit 10.5 is incorporated by reference to Exhibit 10.29 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(6)	Exhibit 2.1 is incorporated by reference to Exhibit 2.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 14, 2012.