Form 10-Q
period 2012-06-30
GREEN DOT CORP
filed 2012-08-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 31,250,525 shares of Class A common stock, par value $0.001 per share, (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) and 4,603,041 shares of Class B common stock, par value $0.001 per share, outstanding as of July 31, 2012.

GREEN DOT CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$121,349	$223,033
Federal funds sold	1,771	2,400
Investment securities available-for-sale, at fair value	73,063	20,647
Settlement assets	35,493	27,355
Accounts receivable, net	44,637	41,307
Prepaid expenses and other assets	22,781	11,822
Income tax receivable	2,705	3,371
Net deferred tax assets	6,650	6,664
Total current assets	308,449	336,599
Restricted cash	13,048	12,926
Investment securities, available-for-sale	67,685	10,563
Accounts receivable, net	4,856	4,147
Loans to bank customers, net of allowance for loan losses of $310 and $0 as of June 30, 2012 and December 31, 2011, respectively	8,292	10,036
Prepaid expenses and other assets	1,790	202
Property and equipment, net	36,006	27,281
Deferred expenses	7,217	12,604
Goodwill and intangible assets	43,540	11,501
Total assets	$490,883	$425,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,103	$15,441
Deposits	32,923	38,957
Settlement obligations	35,493	27,355
Amounts due to card issuing banks for overdrawn accounts	45,651	42,153
Other accrued liabilities	23,000	16,248
Deferred revenue	11,862	21,500
Total current liabilities	175,032	161,654
Other accrued liabilities	9,748	6,239
Deferred revenue	6	19
Net deferred tax liabilities	6,270	4,751
Total liabilities	191,056	172,663
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 7 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	7	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 31,253 and 30,162 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	31	30
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 4,603 and 5,280 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	148,986	131,383
Retained earnings	150,748	121,741
Accumulated other comprehensive income	50	30
Total stockholders’ equity	299,827	253,196
Total liabilities and stockholders’ equity	$490,883	$425,859
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Operating revenues:
Card revenues and other fees	$59,500	$53,924	$121,873	$108,248
Cash transfer revenues	40,246	32,387	79,889	63,536
Interchange revenues	39,528	33,075	83,034	70,789
Stock-based retailer incentive compensation	(2,593)	(4,356)	(5,783)	(10,236)
Total operating revenues	136,681	115,030	279,013	232,337
Operating expenses:
Sales and marketing expenses	53,014	42,774	105,586	85,313
Compensation and benefits expenses	27,880	21,666	54,033	42,803
Processing expenses	19,016	17,330	39,866	37,063
Other general and administrative expenses	17,915	13,910	33,819	27,303
Total operating expenses	117,825	95,680	233,304	192,482
Operating income	18,856	19,350	45,709	39,855
Interest income	1,185	232	2,134	335
Interest expense	(17)	(96)	(31)	(97)
Income before income taxes	20,024	19,486	47,812	40,093
Income tax expense	8,133	7,416	18,805	15,322
Net income	11,891	12,070	29,007	24,771
Income attributable to preferred stock	(1,921)	—	(4,692)	—
Net income allocated to common stockholders	$9,970	$12,070	$24,315	$24,771
Basic earnings per common share:
Class A common stock	$0.28	$0.29	$0.68	$0.59
Class B common stock	$0.28	$0.29	$0.68	$0.59
Basic weighted-average common shares issued and outstanding:
Class A common stock	29,098	22,144	28,968	19,848
Class B common stock	5,171	18,109	5,200	20,311
Diluted earnings per common share:
Class A common stock	$0.27	$0.27	$0.66	$0.56
Class B common stock	$0.27	$0.27	$0.66	$0.56
Diluted weighted-average common shares issued and outstanding:
Class A common stock	35,746	42,358	35,810	42,446
Class B common stock	6,640	20,212	6,830	22,594
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$11,891	$12,070	$29,007	$24,771
Other comprehensive gain, net of tax
Unrealized holding gains arising during period, net of reclassification adjustments for amounts included in net income	41	24	20	22
Comprehensive income	$11,932	$12,094	$29,027	$24,793
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$29,007	$24,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,741	5,496
Provision for uncollectible overdrawn accounts	27,657	30,721
Employee stock-based compensation	6,621	4,323
Stock-based retailer incentive compensation	5,783	10,236
Amortization of premium on available-for-sale investment securities	629	69
Realized gains on investment securities	(5)	—
(Recovery) provision for uncollectible trade receivables	(364)	26
Impairment of capitalized software	872	237
Deferred income taxes	—	107
Excess tax benefits from exercise of options	(2,651)	(2,059)
Changes in operating assets and liabilities:
Settlement assets	(8,138)	2,898
Accounts receivable, net	(30,526)	(27,764)
Prepaid expenses and other assets	(12,481)	(713)
Deferred expenses	5,387	2,317
Accounts payable and other accrued liabilities	20,193	(5,207)
Settlement obligations	8,138	(2,898)
Amounts due issuing bank for overdrawn accounts	3,498	4,880
Deferred revenue	(9,651)	(4,529)
Income tax receivable	4,836	12,866
Net cash provided by operating activities	56,546	55,777
Investing activities
Purchases of available-for-sale investment securities	(140,750)	(40,062)
Proceeds from maturities of available-for-sale securities	11,300	—
Proceeds from sales of available-for-sale securities	20,122	—
Increase in restricted cash	(122)	(5,159)
Payments for acquisition of property and equipment	(16,892)	(11,231)
Net principal collections on loans	1,744	—
Acquisition of Loopt Inc., net of cash acquired	(33,427)	—
Net cash used in investing activities	(158,025)	(56,452)
Financing activities
Proceeds from exercise of options	2,549	4,074
Excess tax benefits from exercise of options	2,651	2,059
Net decrease in deposits	(6,034)	—
Net cash (used in) provided by financing activities	(834)	6,133
Net (decrease) increase in unrestricted cash and cash equivalents	(102,313)	5,458
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	225,433	167,503
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$123,120	$172,961

Cash paid for interest	$48	$6
Cash paid for income taxes	$15,416	$2,363
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
In March 2012, we acquired Loopt, Inc., or Loopt, for approximately $33.6 million in cash in exchange for all of its outstanding shares. We committed to pay $9.8 million in retention-based incentives for employees we hired in connection with the acquisition of Loopt. Loopt's results of operations are included in our consolidated results of operations following the acquisition date. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our financial results.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the six months ended June 30, 2012, except as noted below. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the six months ended June 30, 2012 are not necessarily indicative of future results.
Revisions to Amounts Previously Presented
Certain prior period amounts have been reclassified to conform to the current period presentation. Intangible assets of $0.7 million as of December 31, 2011 have been reclassified from prepaid expenses and other assets to goodwill and intangible assets in the consolidated balance sheets and consolidated statements of cash flows.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 2—Summary of Significant Accounting Policies (continued)
Change in Estimate
We defer and recognize new card fee revenues, a component of card revenues and other fees, on a straight-line basis over our average card lifetime. We determine the average card lifetime based on our recent historical data for comparable products. Based on recent trends in our historical data, and beginning with the first quarter of 2012, we shortened the period we analyze GPR cards activated from forty-two months prior to each balance sheet date to thirty months and we adjusted our average card lifetime estimate from nine months to eight months. The impact of this change was not material to our unaudited consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Standards
In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-12 only defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted these ASUs in the first quarter of 2012. The adoption of these standards did not have a significant impact on our consolidated financial statements.
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
Recently Issued Standards
In July 2012, the FASB issued ASU, 2012-02, Intangibles—Goodwill and Other, which amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
Note 3—Investment Securities
We classify our investment securities as available-for-sale and report them at fair value with the related unrealized gains and losses, net of tax, included in accumulated other comprehensive income, a component of stockholders’ equity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3—Investment Securities (continued)
As of June 30, 2012 and December 31, 2011, our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2012
Corporate bonds	$40,416	$49	$(5)	$40,460
Commercial paper	8,832	2	—	8,834
Negotiable certificate of deposit	3,500	—	—	3,500
U.S. treasury notes	39,661	1	(14)	39,648
Agency securities	34,989	20	(7)	35,002
Municipal bonds	4,804	32	—	4,836
Asset-backed securities	8,464	4	—	8,468
Total fixed income securities	$140,666	$108	$(26)	$140,748

December 31, 2011
Corporate bonds	$16,307	$27	$(1)	$16,333
Commercial paper	4,998	1	—	4,999
Negotiable certificate of deposit	3,500	—	—	3,500
Agency securities	3,979	12	(4)	3,987
Municipal bonds	2,379	13	(1)	2,391
Total fixed income securities	$31,163	$53	$(6)	$31,210
As of June 30, 2012 and December 31, 2011, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2012
Fixed income securities
Corporate bonds	$16,423	$(5)	$—	$—	$16,423	$(5)
U.S. treasury notes	30,582	(14)	—	—	30,582	(14)
Agency securities	21,039	(7)	—	—	21,039	(7)
Total fixed income securities	$68,044	$(26)	$—	$—	$68,044	$(26)

December 31, 2011
Fixed income securities
Corporate bonds	$2,999	$(1)	$—	$—	$2,999	$(1)
Agency securities	1,663	(4)	—	—	1,663	(4)
Municipal bonds	324	(1)	—	—	324	(1)
Total fixed income securities	$4,986	$(6)	$—	$—	$4,986	$(6)
We did not record any other-than-temporary impairment losses during the three and six-month periods ended June 30, 2012 or 2011 on our available-for-sale investment securities. We do not intend to sell these investments or it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3—Investment Securities (continued)
As of June 30, 2012, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$73,033	$73,063
Due after one year through five years	57,470	57,491
Due after five years through ten years	1,596	1,619
Due after ten years	103	107
Asset-backed securities	8,464	8,468
Total fixed income securities	$140,666	$140,748
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Overdrawn account balances due from cardholders	$22,778	$22,139
Reserve for uncollectible overdrawn accounts	(15,023)	(15,309)
Net overdrawn account balances due from cardholders	7,755	6,830
Trade receivables	6,529	5,574
Reserve for uncollectible trade receivables	(88)	(453)
Net trade receivables	6,441	5,121
Receivables due from card issuing banks	29,373	28,812
Other receivables	5,924	4,691
Accounts receivable, net	$49,493	$45,454
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance, beginning of period	$14,482	$14,293	$15,309	$11,823
Provision for uncollectible overdrawn accounts:
Fees	13,835	15,254	26,324	27,309
Purchase transactions	587	2,069	1,333	3,412
Charge-offs	(13,881)	(12,613)	(27,943)	(23,541)
Balance, end of period	$15,023	$19,003	$15,023	$19,003

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans
The following table presents total outstanding loans and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Purchased Credit-Impaired Loans	Total Outstanding
	(In thousands)
June 30, 2012
Real estate	$—	$5	$—	$5	$3,860	$470	$4,335
Commercial	1	—	—	1	1,103	7	1,111
Installment	13	—	—	13	2,672	161	2,846
Total loans	$14	$5	$—	$19	$7,635	$638	$8,292

Percentage of outstanding	0.17%	0.06%	—%	0.23%	92.08%	7.69%	100.00%

December 31, 2011
Real estate	$—	$—	$—	$—	$4,983	$503	$5,486
Commercial	2	—	—	2	1,371	44	1,417
Installment	—	—	—	—	2,881	252	3,133
Total loans	$2	$—	$—	$2	$9,235	$799	$10,036

Percentage of outstanding	0.02%	—%	—%	0.02%	92.02%	7.96%	100.00%
Nonperforming Loans
The following table presents our nonperforming loans, including impaired loans other than purchased credit-impaired loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our 2011 Annual Report on Form 10-K for further information on the criteria for classification as nonperforming.

	June 30, 2012	December 31, 2011
	(In thousands)
Real estate	$1,387	$—
Commercial	216	—
Installment	134	—
Total loans	$1,737	$—
Credit Quality Indicators
We closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis. We continuously review and update loan risk classifications. We evaluate our loans using non-classified or classified as the primary credit quality indicator. Classified loans are those loans that have demonstrated credit weakness where we believe there is a heightened risk of principal loss, including all impaired loans. Classified loans are generally internally categorized as substandard, doubtful or loss consistent with regulatory guidelines.
The table below present our primary credit quality indicators related to our loan portfolio:

	June 30, 2012		December 31, 2011
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$2,479	$1,856	$5,125	$361
Commercial	888	223	1,407	10
Installment	2,558	288	2,982	151
Total loans	$5,925	$2,367	$9,514	$522

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans (continued)
Purchased Credit-Impaired Loans
The table below presents the remaining unpaid principal balance and carrying amount for purchased credit-impaired loans:

	June 30, 2012	December 31, 2011
	(In thousands)
Unpaid principal balance	$1,261	$1,506
Carrying value excluding allowance for loan losses	648	799
The table below shows activity for the accretable yield on purchased credit-impaired loans:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(In thousands)
Accretable yield at beginning of period	$74	$99
Accretion	(11)	(36)
Adjustments	35	35
Accretable yield at end of period	$98	$98
Impaired Loans and Troubled Debt Restructurings
We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Our impaired loans also include loans modified in a troubled debt restructuring, or TDR. Loans whose contractual terms have been modified in a TDR are typically placed on nonaccrual status and reported as nonperforming until the loans have performed for an adequate period of time under the restructured agreement. These impaired loans generally have estimated losses which are included in the allowance for loan losses. Impaired loans exclude purchased credit-impaired loans.
Once we determine a loan to be impaired, we measure the impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate. We may also measure impairment on loans that are solely dependent on the collateral for repayment based on the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, we establish a specific allowance as a component of the allowance for loan losses or by adjusting an existing valuation allowance for the impaired loan.
The table below presents key information about our impaired loans. Certain impaired loans do not have a related allowance as the current fair value of these impaired loans exceeds the carrying value. We had no impaired loans as of December 31, 2011:

	June 30, 2012			Six Months Ended June 30, 2012
	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized
	(In thousands)
With no recorded allowance
Real estate	$696	$664	N/A	$662	$28
Commercial	199	43	N/A	61	10
Installment	24	14	N/A	31	3
With an allowance recorded
Real estate	$806	$728	$5	$715	$30
Commercial	599	227	54	216	25
Installment	348	150	30	152	26
Total
Real estate	$1,502	$1,392	$5	$1,377	$58
Commercial	798	270	54	277	35
Installment	372	164	30	183	29

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans (continued)
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. The following table presents key information regarding loans that we modified in TDRs during the six months ended June 30, 2012. Our TDR modifications related to extensions of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk:

	June 30, 2012
	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$718	$660
Commercial	158	50
Installment	372	164
Allowance for Loan Losses
We establish an allowance for loan losses to account for estimated credit losses inherent in our loan portfolio.  For the portfolio of loans excluding impaired and PCI loans, our estimate of inherent losses is separately calculated on an aggregate basis for groups of loans that are considered to have similar credit characteristics and risk of loss. We analyze historical loss rates for these groups and then adjust the rates for qualitative factors which in our judgment affect the expected inherent losses. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, changes in the loan grading and underwriting process, changes in the estimated value of the underlying collateral for collateral dependent loans, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. We separately establish specific allowances for impaired and PCI loans based on the present value of changes in cash flows expected to be collected, or for impaired loans that are considered collateral dependent, the estimated fair value of the collateral. As of December 31, 2011, there was no allowance for loan losses.
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(In thousands)
Allowance for loan losses, beginning of period	$—	$—
Provision for loans	310	310
Allowance for loan losses, end of period	$310	$310
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology:

June 30, 2012
(In thousands)
Collectively evaluated for impairment
Allowance for loan losses	$211
Carrying value, gross of allowance	6,128
Impaired loans and troubled debt restructurings[1]
Allowance for loan losses	$89
Carrying value, gross of allowance	1,826
Purchased credit-impaired loans
Allowance for loan losses	$10
Carrying value, gross of allowance	648
Total
Allowance for loan losses	$310
Carrying value, gross of allowance	8,602
1 Represents loans individually evaluated for impairment

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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
As of June 30, 2012 and December 31, 2011, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2012
Corporate bonds	$—	$40,460	$—	$40,460
Commercial paper	—	8,834	—	8,834
Negotiable certificate of deposit	—	3,500	—	3,500
U.S. treasury notes	—	39,648	—	39,648
Agency securities	—	35,002	—	35,002
Municipal bonds	—	4,836	—	4,836
Asset-backed securities	—	8,468	—	8,468
Total	$—	$140,748	$—	$140,748

December 31, 2011
Corporate bonds	$—	$16,333	$—	$16,333
Commercial paper	—	4,999	—	4,999
Negotiable certificate of deposit	—	3,500	—	3,500
Agency securities	—	3,987	—	3,987
Municipal bonds	—	2,391	—	2,391
Total	$—	$31,210	$—	$31,210
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
Loans
We determined the fair values of loans by discounting both principal and interest cash flows expected to be collected using a discount rate commensurate with the risk that we believe a market participant would consider in determining fair value. Under the fair value hierarchy, our loans are classified as Level 3.

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2012 and December 31, 2011 are presented in the table below.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers	$8,292	$7,642	$10,036	$10,036

Financial Liabilities
Deposits	$32,923	$32,949	$38,957	$38,957
Note 8—Goodwill and Intangible Assets
Changes in the carrying amount of goodwill and intangible assets consisted of the following:

Six Months Ended
June 30, 2012
(In thousands)
Goodwill
Balance, beginning of period	$10,817
Acquisition of Loopt, Inc.	28,651
Balance, end of period	$39,468

Identified Intangible assets
Balance, beginning of period	$684
Acquisition of Loopt, Inc.	3,455
Amortization	(67)
Balance, end of period	$4,072
We have not completed the purchase price allocation for our acquisition of Loopt. The initial allocation of the purchase price to goodwill and identified intangible assets set forth in the previous table was made using the information currently available. We may adjust this allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation will be finalized in 2012.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 9—Income Taxes
Income tax expense for the six-month periods ended June 30, 2012 and 2011 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate and our actual income tax expense was as follows:

	Six Months Ended June 30,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.7	1.3
Employee stock-based compensation	1.6	1.2
Other	1.0	0.7
Effective tax rate	39.3%	38.2%
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
The following table summarizes stock options and restricted stock units granted:

	Six Months Ended June 30,
	2012	2011
	(in thousands, except per share data)
Stock options granted	976	501
Weighted-average exercise price	$27.93	$42.81
Weighted-average grant-date fair value	$13.03	$20.73

Restricted stock units granted	53	14
Weighted-average grant-date fair value	$28.70	$32.82
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	1.12%	2.23%
Expected term (life) of options (in years)	6.05	6.05
Expected dividends	—	—
Expected volatility	48.26%	48.23%
The total stock-based compensation expense recognized was $6.6 million and $4.3 million for the six-month periods ended June 30, 2012 and 2011, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 11—Earnings per Common Share
The calculation of basic EPS and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$11,891	$12,070	$29,007	$24,771
Income attributable to preferred stock	(1,921)	—	(4,692)	—
Income attributable to other classes of common stock	(1,818)	(5,708)	(4,498)	(13,058)
Net income allocated to Class A common stockholders	8,152	6,362	19,817	11,713
Weighted-average Class A shares issued and outstanding	29,098	22,144	28,968	19,848
Basic earnings per Class A common share	$0.28	$0.29	$0.68	$0.59

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$8,152	$6,362	$19,817	$11,713
Allocated earnings to participating securities, net of re-allocated earnings	1,798	5,530	4,499	12,645
Re-allocated earnings	(272)	(303)	(731)	(603)
Diluted net income allocated to Class A common stockholders	9,678	11,589	23,585	23,755
Weighted-average Class A shares issued and outstanding	29,098	22,144	28,968	19,848
Dilutive potential common shares:
Class B common stock	6,640	20,212	6,830	22,594
Stock options	—	—	—	—
Restricted stock units	3	—	5	—
Employee stock purchase plan	5	2	7	4
Diluted weighted-average Class A shares issued and outstanding	35,746	42,358	35,810	42,446
Diluted earnings per Class A common share	$0.27	$0.27	$0.66	$0.56

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 11—Earnings per Common Share (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$11,891	$12,070	$29,007	$24,771
Income attributable to preferred stock	(1,921)	—	(4,692)	—
Income attributable to other classes of common stock	(8,521)	(6,868)	(20,757)	(12,785)
Net income allocated to Class B common stockholders	1,449	5,202	3,558	11,986
Weighted-average Class B shares issued and outstanding	5,171	18,109	5,200	20,311
Basic earnings per Class B common share	$0.28	$0.29	$0.68	$0.59

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$1,449	$5,202	$3,558	$11,986
Re-allocated earnings	349	327	941	658
Diluted net income allocated to Class B common stockholders	1,798	5,529	4,499	12,644
Weighted-average Class B shares issued and outstanding	5,171	18,109	5,200	20,311
Dilutive potential common shares:
Stock options	1,469	2,103	1,630	2,283
Diluted weighted-average Class B shares issued and outstanding	6,640	20,212	6,830	22,594
Diluted earnings per Class B common share	$0.27	$0.27	$0.66	$0.56
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
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,157	266	824	135
Restricted stock units	17	—	9	—
Conversion of convertible preferred stock	6,859	—	6,859	—
Total options, restricted stock units and convertible preferred stock	8,033	266	7,692	135
Class B common stock
Options to purchase Class B common stock	50	7	29	—
Total options	50	7	29	—
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Walmart	62%	60%	64%	59%
Three other largest retail distributors, as a group	21%	14%	21%	17%
Excluding stock-based retailer incentive compensation of $2.6 million and $4.4 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $5.8 million and $10.2 million for the six-month periods ended June 30, 2012 and 2011, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Walmart	64%	62%	65%	61%
Three other largest retail distributors, as a group	21%	14%	20%	16%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Concentration of GPR cards activated (in units)	88%	79%	88%	74%
Concentration of sales of cash transfer products (in units)	88%	90%	89%	90%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 13—Significant Customer Concentration (continued)
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	June 30, 2012	December 31, 2011
Walmart	35%	33%
Three other largest retail distributors, as a group	38%	39%
At June 30, 2012 and December 31, 2011, the substantial majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.

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
Financial Results and Trends
Total operating revenues for the three and six-month periods ended June 30, 2012 were $136.7 million and $279.0 million, respectively, compared to $115.0 million and $232.3 million for the three and six-month periods ended June 30, 2011, respectively. Total operating revenues were favorably impacted by increases in card revenues and other fees, cash transfer revenues and interchange revenues and a decrease in the amount of stock-based retailer incentive compensation. These revenues increased primarily due to period-over-period growth in all of our key metrics described below. Our total operating revenues were adversely impacted by the expiration and nonrenewal in October 2011 of our joint marketing and referral agreement with Intuit under which we established our TurboTax program.
Net income for the three and six-month periods ended June 30, 2012 was $11.9 million and $29.0 million, respectively, compared to $12.1 million and $24.8 million for the three and six-month periods ended June 30, 2011, respectively. Net income declined in the three months ended June 30, 2012 from the comparable period in 2011 due to increases in sales commissions and costs of manufacturing and distributing card packages and placards, driven by period-over-period growth in all of our key metrics described below, increases in television and online advertising and employee headcount, including retention-based incentives for former Loopt, Inc. employees, and a one-time write-off related to IT development in anticipation of entry into a large partnership that has been delayed for the foreseeable future. Net income was also adversely impacted by a higher effective income tax rate. While net income for the six months ended June 30, 2012 was negatively impacted by the same factors that caused our net income to decline for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, it increased as compared to the six months ended June 30, 2011 primarily due to a $4.4 million decline in stock-based retailer incentive compensation.
During the last month of the second quarter of 2012, it became apparent that we would begin facing increased competition within the store locations of many of our largest retail distributors in late 2012 and during 2013. Due to the inherent uncertainties of the competitive environment and how it may evolve, we cannot accurately predict the impact of these developments; however, we expect that our card revenues and other fees, cash transfer revenues and interchange revenues will be negatively impacted by increased competition beginning in the third quarter of 2012, and believe that sales and marketing expenses could increase in response to this competitive environment. In addition, during the second quarter of 2012, as we accelerated the implementation of voluntary risk control mechanisms, which are designed to enhance security measures through tighter customer identification protocols and more sophisticated back end monitoring of accounts, it became clear that the implementation of these mechanisms would have a greater impact on new card activations from legitimate customers than we had initially forecasted. We believe it is likely that our fraud control mechanisms will continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 1.98 million and 1.82 million GPR cards in the three-month periods ended June 30, 2012 and 2011, respectively, and 4.21 million and 4.03 million GPR cards in the six-month periods ended June 30, 2012 and 2011, respectively. GPR card activations from repeat customers, or former GPR cardholders, were 0.78 million and 0.79 million in the three-month periods ended June 30, 2012 and 2011, respectively, and 1.63 million and 1.78 million in the six-month periods ended June 30, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 18% from the three months ended June 30, 2011 to the three months ended June 30, 2012 and 21% from the six months ended June 30, 2011 to the six months ended June 30, 2012.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 10.14 million and 8.28 million MoneyPak and POS swipe reload transactions in the three-month periods ended June 30, 2012 and 2011, respectively, and 20.23 million and 16.26 million MoneyPak and POS swipe reload transactions in the six-month periods ended June 30, 2012 and 2011, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.44 million and 4.10 million active cards outstanding as of June 30, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 16% from June 30, 2011 to June 30, 2012.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.0 billion and $3.6 billion for the three-month periods ended June 30, 2012 and 2011, respectively, and $8.8 billion and $8.2 billion for the six-month periods ended June 30, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 24% from the three months ended June 30, 2011 to the three months ended June 30, 2012 and 29% from the six months ended June 30, 2011 to the six months ended June 30, 2012. While management continues to believe that our gross dollar volume is a key metric, management reviews this metric in conjunction with purchase volume and gives greater weight to purchase volume when assessing our operating performance because the growth in gross dollar volume does not correlate with interchange revenues as closely as purchase volume correlates to those revenues.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. Our purchase volume was $2.9 billion and $2.5 billion for the three-month periods ended June 30, 2012 and 2011, respectively, and $6.4 billion and $5.5 billion for the six-month periods ended June 30, 2012 and 2011, respectively.
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
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, and rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Since the majority of our operations are based in California, most of our state taxes are paid to that state.
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2012, except as noted in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods June 30, 2012 and 2011
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues and other fees	$59,500	43.5%	$53,924	46.9%
Cash transfer revenues	40,246	29.4	32,387	28.2
Interchange revenues	39,528	29.0	33,075	28.7
Stock-based retailer incentive compensation	(2,593)	(1.9)	(4,356)	(3.8)
Total operating revenues	$136,681	100.0%	$115,030	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $59.5 million for the three months ended June 30, 2012, an increase of $5.6 million, or 10%, from the comparable period in 2011. The increase was primarily the result of an increase in monthly maintenance fee revenues, driven by period-over-period growth of 8% in the number of active cards in our portfolio. Card revenues and other fees also increased as a result of growth in new card fee revenues, which was driven by higher numbers of card activations from distribution channels in which we assess new card fees. The increases in card revenues and other fees were negatively impacted by a decrease in ATM fee revenues associated with the discontinuation of the TurboTax program, as cardholders under this program typically performed more ATM transactions than the rest of our active card base. In late June 2012, we began offering our Walmart MoneyCard customers access to surcharge-free transactions anytime via the nationwide MoneyPass ATM network.
Cash Transfer Revenues — Cash transfer revenues totaled $40.2 million for the three months ended June 30, 2012, an increase of $7.8 million, or 24%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 22% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.

Interchange Revenues — Interchange revenues totaled $39.5 million for the three months ended June 30, 2012, an increase of $6.4 million, or 19%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 8% in the number of active cards in our portfolio and a 16% increase in purchase volume, which was driven by the factors discussed above under “Card Revenues and Other Fees.” The increase in interchange revenues was negatively impacted by the discontinuation of the TurboTax program, as the program had a favorable impact in the second quarter of 2011 but did not have an impact in the second quarter of 2012 in any material respect.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended June 30, 2012. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $2.6 million of stock-based retailer incentive compensation, a decrease of $1.8 million, or 41%, from the comparable period in 2011. The decrease was the result of a lower stock price in the three months ended June 30, 2012 compared with the corresponding period in 2011.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$53,014	38.8%	$42,774	37.2%
Compensation and benefits expenses	27,880	20.4	21,666	18.8
Processing expenses	19,016	13.9	17,330	15.1
Other general and administrative expenses	17,915	13.1	13,910	12.1
Total operating expenses	$117,825	86.2%	$95,680	83.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $53.0 million for the three months ended June 30, 2012, an increase of $10.2 million, or 24%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 9% in the number of GPR cards activated and 22% in the number of cash transfers sold. The increase in sales and marketing expenses was also due to a $1.2 million increase in advertising and marketing expenses, as we increased our television and online advertising. We expect to incur additional advertising expenses throughout the remainder of the year as we continue to run television and online advertisements.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $27.9 million for the three months ended June 30, 2012, an increase of $6.2 million, or 29%, from the comparable period in 2011. This increase was primarily the result of a $5.3 million increase in employee compensation and benefits, which included $1.7 million of retention-based cash incentive payments associated with our acquisition of Loopt, Inc., or Loopt, and a $0.7 million increase in employee stock-based compensation. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support key growth initiatives, new product development and new sales efforts, and growth in our IT infrastructure and risk operations. The increase in employee compensation and benefits was also due to a $0.9 million increase in third-party contractor expenses. During the remainder of 2012, we expect to incur additional compensation and benefits expense associated with our acquisition of Loopt, including remaining retention-based incentives of up to $8.1 million, which we will recognize on a straight-line basis through September 2013.
Processing Expenses — Processing expenses totaled $19.0 million for the three months ended June 30, 2012, an increase of $1.7 million, or 10%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 8% in the number of active cards in our portfolio and 10% in gross dollar volume. Processing expenses were partially offset by an increase in volume incentives from the payment networks. While we expect processing expenses to be favorably impacted by the transition of our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, which we commenced in the second quarter of 2012, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues in 2012 because these expenses are subject to a variety of factors, many of which are outside our control, and the transition to our card issuing program may take longer than we currently expect.
Other General and Administrative Expenses — Other general and administrative expenses totaled $17.9 million for the three months ended June 30, 2012, an increase of $4.0 million, or 29%, from the comparable period in 2011.

The increase in other general and administrative expenses was primarily the result of a $1.1 million increase in rent expense, a $1.1 million increase in depreciation and amortization of property and equipment and a $0.8 million one-time write-off related to IT development in anticipation of entry into a large partnership that has been delayed for the foreseeable future. The increase in rent expense was primarily due to additional rent expense associated with new corporate office space located in Pasadena, California, which will become our new headquarters facility. We took control of the office space in January 2012 to construct tenant improvements, and accordingly, we recorded rent expense beginning in January 2012. We expect to incur rent expense related to our new headquarters facility of approximately $0.9 million in the third quarter of 2012, subject to partially offsetting benefits from tenant allowances. The increase in depreciation and amortization is primarily associated with infrastructure investments.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.3
Employee stock-based compensation	2.0	1.4
Other	1.8	0.4
Effective tax rate	40.6%	38.1%
Our income tax expense increased by $0.7 million to $8.1 million in the three months ended June 30, 2012 from the comparable period in 2011, and our effective tax rate increased 2.5 percentage points from 38.1% to 40.6%. The higher effective tax rate was primarily the result of a decrease in our forecasted annual pre-tax earnings, an increase in our effective state tax rate as our state income apportionment changes and $0.2 million of discrete tax items. Our effective tax rate, excluding the impact of the discrete items, was 39.4% in the three months ended June 30, 2012.
Comparison of Six-Month Periods June 30, 2012 and 2011
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Six Months Ended June 30,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues and other fees	$121,873	43.7%	$108,248	46.6%
Cash transfer revenues	79,889	28.6	63,536	27.3
Interchange revenues	83,034	29.8	70,789	30.5
Stock-based retailer incentive compensation	(5,783)	(2.1)	(10,236)	(4.4)
Total operating revenues	$279,013	100.0%	$232,337	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $121.9 million for the six months ended June 30, 2012, an increase of $13.7 million, or 13%, from the comparable period in 2011. The increase was primarily the result of an increase in monthly maintenance fee revenues, driven by period-over-period growth of 8% in the number of active cards in our portfolio. This growth was driven by the factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2012 and 2011—Operating Revenues—Card Revenues and Other Fees."
Cash Transfer Revenues — Cash transfer revenues totaled $79.9 million for the six months ended June 30, 2012, an increase of $16.4 million, or 26%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 24% in the number of cash transfers sold. The growth was driven by factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2012 and 2011—Operating Revenues—Cash Transfer Revenues."
Interchange Revenues — Interchange revenues totaled $83.0 million for the six months ended June 30, 2012, an increase of $12.2 million, or 17%, from the comparable period in 2011. The increase was primarily the result of period-

over-period growth of 8% in the number of active cards in our portfolio and a 16% increase in purchase volume, which was driven by the factors discussed above under “Card Revenues and Other Fees.” The increase in interchange revenues was partially offset by the discontinuation of the TurboTax program, as the program had a favorable impact in the first six months of 2011 but did not have an impact in the first six months of 2012 in any material respect.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 220,860 shares issued to Walmart during the six months ended June 30, 2012. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $5.8 million of stock-based retailer incentive compensation, a decrease of $4.4 million, or 43%, from the comparable period in 2011. The decrease was the result of a lower stock price in the six months ended June 30, 2012 compared with the corresponding period in 2011.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$105,586	37.8%	$85,313	36.7%
Compensation and benefits expenses	54,033	19.4	42,803	18.4
Processing expenses	39,866	14.3	37,063	16.0
Other general and administrative expenses	33,819	12.1	27,303	11.7
Total operating expenses	$233,304	83.6%	$192,482	82.8%
Sales and Marketing Expenses — Sales and marketing expenses totaled $105.6 million for the six months ended June 30, 2012, an increase of $20.3 million, or 24%, from the comparable period in 2011. The increase was driven by the factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2012 and 2011—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $54.0 million for the six months ended June 30, 2012, an increase of $11.2 million, or 26%, from the comparable period in 2011. This increase was primarily the result of a $10.7 million increase in employee compensation and benefits, which included a $2.3 million increase in employee stock-based compensation and $1.7 million of retention-based incentives associated with our acquisition of Loopt. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support key growth initiatives, new product development and new sales efforts, and growth in our IT infrastructure and risk operations. The increase in employee compensation and benefits was also due to a $0.5 million increase in third-party contractor expenses.
Processing Expenses — Processing expenses totaled $39.9 million for the six months ended June 30, 2012, an increase of $2.8 million, or 8%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 8% in the number of active cards in our portfolio and 7% in gross dollar volume. Processing expenses were partially offset by an increase in volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $33.8 million for the six months ended June 30, 2012, an increase of $6.5 million, or 24%, from the comparable period in 2011. The increase in other general and administrative expenses was primarily the result of a $2.4 million increase in rent expense, a $2.2 million increase in depreciation and amortization of property and equipment and a $0.8 million one-time write-off related to IT development. The increase in rent expense was primarily due to additional rent expense associated with new corporate office space located in Pasadena, California, as discussed above under “Comparison of Three-Month Periods Ended June 30, 2012 and 2011-Operating Expenses-Other General and Administrative Expenses." The increase in depreciation and amortization is primarily associated with infrastructure investments.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.7	1.3
Employee stock-based compensation	1.6	1.2
Other	1.0	0.7
Effective tax rate	39.3%	38.2%
Our income tax expense increased by $3.5 million to $18.8 million in the six months ended June 30, 2012 from the comparable period in 2011, and our effective tax rate increased 1.1 percentage points from 38.2% to 39.3%. The higher effective tax rate was primarily the result of an increase in our effective state tax rate as our state income apportionment changes.
Capital Requirements for Bank Holding Companies
As of June 30, 2012 and December 31, 2011, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since June 30, 2012 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(in thousands, except ratios)
June 30, 2012
Tier 1 leverage	$249,555	57.8%	$21,577	5.0%
Tier 1 risk-based capital	249,555	70.6%	14,973	6.0%
Total risk-based capital	$249,555	70.6%	$35,335	10.0%

December 31, 2011
Tier 1 leverage	$228,971	69.1%	$16,578	5.0%
Tier 1 risk-based capital	228,971	80.7%	13,738	6.0%
Total risk-based capital	$228,971	80.7%	$28,374	10.0%
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Total cash provided by (used in)
Operating activities	$56,546	$55,777
Investing activities	(158,025)	(56,452)
Financing activities	(834)	6,133
Increase (decrease) in unrestricted cash and cash equivalents	$(102,313)	$5,458
In the six months ended June 30, 2012 and 2011, we financed our operations primarily through our cash flows from operations. At June 30, 2012, our primary source of liquidity was unrestricted cash and cash equivalents totaling $121.3 million. We also consider $140.7 million of investment securities available-for-sale to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $56.5 million of net cash provided by operating activities in the six months ended June 30, 2012 principally resulted from $29.0 million of net income, adjusted for certain non-cash operating expenses of $21.3 million. Our $55.8 million of net cash provided by operating activities in the six months ended June 30, 2011 principally resulted from $24.8 million of net income, adjusted for certain non-cash operating expenses of $20.5 million and a decrease in our income tax receivable of $12.9 million.
Cash Flows from Investing Activities
Our $158.0 million of net cash used in investing activities in the six months ended June 30, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $109.3 million and net payments to acquire Loopt for $33.4 million. Our $56.5 million of net cash used in investing activities in the six months ended June 30, 2011 reflects purchases of investment securities of $40.1 million, payments for acquisition of property and equipment of $11.2 million and an increase in restricted cash of $5.2 million. In March 2011, we increased our cash collateral requirements on our line of credit from $5.0 million to $10.0 million. We present our cash collateral on our consolidated balance sheets as restricted cash.
Cash Flows from Financing Activities
Our $0.8 million of net cash used in financing activities in the six months ended June 30, 2012 was primarily the result of a net decrease in deposits of $6.0 million, which was offset by excess tax benefits of $2.7 million and proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan of $2.5 million. Our $6.1 million of net cash provided by financing activities for the six months ended June 30, 2011 was the result of the the exercise of stock options and the issuance of shares under our employee stock purchase plan of $4.1 million and excess tax benefits of $2.1 million.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During the remainder of 2012, we expect to purchase furniture and equipment and make leasehold improvements to our new headquarters in Pasadena, California and we will continue to invest in our development of an in-house processing solution.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
Additionally, as we transition our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, Green Dot Bank, we anticipate making additional cash contributions to our subsidiary bank to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
Intellectual Property Litigation
On October 7, 2011, a lawsuit was filed against us by Integrated Technological Systems, Inc. (“ITS”) in the United States District Court for the District of Nevada. ITS alleged that we infringed U.S. Patent No. 7,912,786 entitled “Integrated Technology Money Transfer System.” On July 27, 2012, we entered into a settlement agreement with ITS resolving all claims made in the litigation. The parties filed a stipulated dismissal of the litigation with the United States District Court for the District of Nevada and this litigation was dismissed on July 30, 2012. The terms of the settlement did not have a material impact on our financial position or results of operations.
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
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.
Alleged Class Action
On July 27, 2012, an alleged class action entitled Bryan Zee v. Green Dot Corp., et al., No. CV12-6492-GW, was filed in the United States District Court for the Central District of California, against us and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business and financial results. Plaintiff alleges that defendants made statements that were misleading because they failed to disclose certain facts concerning our internal risk policies and plans by our retailer distributors to sell products that would compete with our GPR cards. The suit is purportedly brought on behalf of purchasers of our securities between January 26, 2012 and July 26, 2012, and seeks compensatory damages, fees and costs. The defendants have not yet responded to the complaint in this matter.
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012.
Risks Related to Our Business
Our growth rates may decline in the future.
As a result of a variety of factors discussed in this report, our rate of operating revenue growth is difficult to predict, especially in light of recent developments in the competitive environment of our market and related uncertainty. Our operating revenues may grow at a slower rate than in prior periods or may decline, which has happened frequently on a sequential quarterly basis, and we would expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. In particular, our results for each of the first three quarters of a year typically are favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, causing our operating revenues to be typically higher in the first half of a year than they are in the second half of a year. In addition, several factors may contribute to a slowdown or decline in the rate of our operating revenue growth for the second half of 2012 and in the future. These factors include increased competition within the store locations of many of our largest retail distributors, which is expected to begin in late 2012 and during 2013; the previously-disclosed loss of revenues attributable to the TurboTax program; and our continued implementation of voluntary fraud control mechanisms, which we believe is likely to continue to adversely affect our new card activations from legitimate customers for the foreseeable future and thereby cause our operating revenues, excluding stock-based retailer incentive compensation, to be negatively impacted.
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
As the prepaid financial services industry continues to develop, existing competitors and new market entrants are bringing to market products and services that are, or that may be perceived to be, substantially similar to or better than ours. For example, NetSpend Holdings, Inc. recently announced that 7-Eleven would begin selling a PayPal-branded prepaid card at its store locations. We expect to begin facing increased competition from a number of companies, including NetSpend and recent market entrants such as American Express Company and The Western Union Company, within the store locations of many of our largest retail distributors in late 2012 and during 2013. This may compel us to compete on the basis of price and to expend significant advertising, marketing and other resources in order to remain competitive, and could cause us to fail to increase, or lose, market share, any of which could materially harm our business, operating results and financial condition. In addition, if our operating revenue growth rates slow materially or decline, our business, operating results and financial condition would be adversely affected.
The loss of operating revenues from Walmart and our three other largest retail distributors would adversely affect our business.
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 62% and 21%, respectively, in the six months ended June 30, 2012. We do not expect our 2012 operating revenues derived from products and services sold at Walmart stores to change significantly as a percentage of our total operating revenues from the percentage in the six months ended June 30, 2012, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with these retail distributors have terms that expire at various dates between 2012 and 2015, but they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of GE Capital Retail Bank or us, GE Capital Retail Bank's or our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. Walmart also has the right to terminate its agreement prior to its expiration or renewal for a number of other specified reasons, including: a change by GE Capital Retail Bank in its card operating procedures that Walmart reasonably believes will have a material adverse effect on Walmart's operations; our inability or unwillingness to make Walmart MoneyCards reloadable outside of our reload network in the event that our reload network does not meet particular size requirements in the future; and in the event Walmart reasonably believes that it is reasonably possible, after the parties have explored and been unable to agree on any alternatives, that the Federal

Reserve Board may determine that Walmart exercises a controlling influence over our management or policies. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our future success depends upon our retail distributors’ active and effective promotion of our products and services, but their interests and operational decisions might not always align with our interests.
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Revenues from our retail distributors depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of consumer products for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores; they could give higher priority to the products and services of other companies for a variety of reasons, and this risk is expected to become greater as we enter an environment in which we expect our competitors to bring to market at the stores of our retail distributors products and services that are, or that may be perceived to be, substantially similar to or better than ours. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our cards and MoneyPak reload product. Our operating revenues may also be negatively affected by our retail distributors’ operational decisions. For example, if a retail distributor fails to train its cashiers to sell our products and services or implements changes in its systems that disrupt the integration between its systems and ours, we could experience a decline in our product sales. Even if our retail distributors actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. We expect competition to intensify beginning in late 2012 as existing competitors and new market entrants are bringing to market products and services that are, or that may be perceived to be, substantially similar to or better than ours. This competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

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
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. As existing competitors and new market entrants are expected to begin selling competing products and services at the stores of many of our retail distributors in late 2012, we could face increased price competition that results in decreases in the purchase and use of our products and services in the near term and farther into the future. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, any which would likely adversely affect our operating results.
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
State and federal legislators and regulatory authorities have become increasingly focused on the banking and consumer financial services industries, and continue to propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions (including card issuing banks) and other financial services companies (including us). For example, federal legislation, such as the bill proposed by Senator Menendez, known as the Prepaid Card Consumer Protection Act of 2011, would limit the amount of fees, including monthly fees, that we would be able to charge and would impose operational requirements, such as closing and refunding certain dormant prepaid cards, which could decrease our operating revenues and increase our operating costs. Proposed legislation in New Jersey and Illinois could, if passed, also limit the types and amounts of fees that we would be able to charge, which could decrease our operating revenues. In addition, changes in the way we or the banks that issue our cards are regulated, such as the changes under the Dodd-Frank Act, related to the consolidation of the primary federal regulator for savings banks with the primary federal regulator for national banks and the establishment of the CFPB, which could potentially have oversight over us and our products and services, could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Additionally, changes to the limitations placed on fees, the interchange rates that can be charged or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the six months ended June 30, 2012, interchange revenues represented 29.8% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities involving our cards or cardholder information, such as counterfeiting, fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Furthermore, we have accelerated the implementation of risk control mechanisms that have made it more difficult for legitimate customers to obtain and use our products and services. We believe it is likely that our risk control mechanisms will continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.
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
We are currently subject to various litigation as described “Part II, Item 1. Legal Proceedings” of this report. In addition, we are subject to regulatory oversight in the normal course of our business, and may be subject to regulatory or judicial proceedings or investigations from time to time. In May 2011, the office of the Attorney General of Florida announced that it is investigating five prepaid debit card providers, including us, relating to the allegation of possible hidden fees on their cards and false claims of credit building. We have conducted a thorough review of this allegation as it relates to our cards and have held meetings with the Attorney General's office to provide requested information in connection with this ongoing investigation. The outcome of securities class actions and other litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts or seek to have aspects of our business suspended or modified. The monetary and other impact of these actions may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, investigations or proceedings could have a material adverse effect on our business, operating results, or financial condition.
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
Maintenance fee assessments accounted for approximately 96% of aggregate overdrawn account balances in the six months ended June 30, 2012, as compared to approximately 90% in the six months ended June 30, 2011. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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

The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of June 30, 2012, we had assets subject to settlement risk of $35.5 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. For example, following a recent period of volatility in the trading price of our Class A common stock, an alleged class action was filed on July 27, 2012 against us and two of our officers. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and our Series A convertible junior participating non-cumulative perpetual preferred stock has no voting power. Based upon beneficial ownership as of June 30, 2012, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 53% of our outstanding voting stock, representing approximately 72% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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

Green Dot Corporation

Date:	August 9, 2012	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
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