Form 10-Q
period 2012-09-30
GREEN DOT CORP
filed 2012-11-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34819

GREEN DOT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4766827 (IRS Employer Identification No.)

3645 E. Foothill Blvd. Pasadena, California 91107 (Address of principal executive offices, including zip code)	(626) 765-2000 (Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 31,320,883 shares of Class A common stock, par value $0.001 per share (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock), and 4,552,319 shares of Class B common stock, par value $0.001 per share, outstanding as of October 31, 2012.

GREEN DOT CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
	(In thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$164,418	$223,033
Federal funds sold	3,000	2,400
Investment securities available-for-sale, at fair value	72,611	20,647
Settlement assets	43,650	27,355
Accounts receivable, net	43,428	41,307
Prepaid expenses and other assets	21,417	11,822
Income tax receivable	825	3,371
Net deferred tax assets	6,656	6,664
Total current assets	356,005	336,599
Restricted cash	12,784	12,926
Investment securities, available-for-sale, at fair value	73,777	10,563
Accounts receivable, net	6,539	4,147
Loans to bank customers, net of allowance for loan losses of $298 and $0 as of September 30, 2012 and December 31, 2011, respectively	7,688	10,036
Prepaid expenses and other assets	1,666	202
Property and equipment, net	52,205	27,281
Deferred expenses	6,923	12,604
Goodwill and intangible assets	43,514	11,501
Total assets	$561,101	$425,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,520	$15,441
Deposits	38,529	38,957
Funds held on behalf of customers	23,137	—
Settlement obligations	43,650	27,355
Amounts due to card issuing banks for overdrawn accounts	49,117	42,153
Other accrued liabilities	32,186	16,248
Deferred revenue	10,996	21,500
Total current liabilities	228,135	161,654
Other accrued liabilities	12,374	6,239
Deferred revenue	—	19
Net deferred tax liabilities	6,295	4,751
Total liabilities	246,804	172,663
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized as of September 30, 2012 and December 31, 2011, respectively; 7 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	7	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively; 31,314 and 30,162 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	31	30
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively; 4,560 and 5,280 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	152,783	131,383
Retained earnings	161,361	121,741
Accumulated other comprehensive income	110	30
Total stockholders’ equity	314,297	253,196
Total liabilities and stockholders’ equity	$561,101	$425,859
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Operating revenues:
Card revenues and other fees	$54,138	$49,966	$176,011	$158,214
Cash transfer revenues	41,832	34,724	121,721	98,260
Interchange revenues	39,581	34,246	122,615	105,035
Stock-based retailer incentive compensation	(1,202)	(3,549)	(6,985)	(13,785)
Total operating revenues	134,349	115,387	413,362	347,724
Operating expenses:
Sales and marketing expenses	51,930	40,851	157,516	126,164
Compensation and benefits expenses	29,041	21,763	83,074	64,566
Processing expenses	18,802	17,576	58,668	54,639
Other general and administrative expenses	18,050	13,889	51,869	41,192
Total operating expenses	117,823	94,079	351,127	286,561
Operating income	16,526	21,308	62,235	61,163
Interest income	982	239	3,116	574
Interest expense	(20)	(105)	(51)	(202)
Income before income taxes	17,488	21,442	65,300	61,535
Income tax expense	6,875	8,139	25,680	23,461
Net income	10,613	13,303	39,620	38,074
Income attributable to preferred stock	(1,704)	—	(6,385)	—
Net income allocated to common stockholders	$8,909	$13,303	$33,235	$38,074
Basic earnings per common share:
Class A common stock	$0.25	$0.32	$0.93	$0.91
Class B common stock	$0.25	$0.32	$0.93	$0.91
Basic weighted-average common shares issued and outstanding:
Class A common stock	30,067	23,401	29,502	21,322
Class B common stock	4,585	17,124	4,884	18,985
Diluted earnings per common share:
Class A common stock	$0.24	$0.30	$0.90	$0.86
Class B common stock	$0.24	$0.30	$0.90	$0.86
Diluted weighted-average common shares issued and outstanding:
Class A common stock	35,826	42,426	35,901	42,486
Class B common stock	5,732	19,023	6,346	21,155
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$10,613	$13,303	$39,620	$38,074
Other comprehensive gain, net of tax
Unrealized holding gains arising during period, net of reclassification adjustments for amounts included in net income	60	(31)	80	(9)
Comprehensive income	$10,673	$13,272	$39,700	$38,065
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating activities
Net income	$39,620	$38,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,564	8,772
Provision for uncollectible overdrawn accounts	42,098	46,210
Employee stock-based compensation	9,041	7,042
Stock-based retailer incentive compensation	6,985	13,785
Amortization of premium on available-for-sale investment securities	954	157
Realized gains on investment securities	(8)	—
(Recovery) provision for uncollectible trade receivables	(420)	150
Impairment of capitalized software	912	348
Deferred income taxes	(32)	107
Excess tax benefits from exercise of options	(2,665)	(2,159)
Changes in operating assets and liabilities:
Settlement assets	(16,295)	(3,312)
Accounts receivable, net	(45,385)	(44,494)
Prepaid expenses and other assets	(11,022)	(2,360)
Deferred expenses	5,681	1,673
Accounts payable and other accrued liabilities	21,809	(2,813)
Settlement obligations	16,295	3,312
Amounts due issuing bank for overdrawn accounts	6,964	5,780
Deferred revenue	(10,523)	(4,156)
Income tax receivable	6,743	10,393
Net cash provided by operating activities	83,316	76,509
Investing activities
Purchases of available-for-sale investment securities	(200,755)	(40,062)
Proceeds from maturities of available-for-sale securities	29,708	10,000
Proceeds from sales of available-for-sale securities	55,855	—
Decrease in restricted cash	142	(5,159)
Payments for acquisition of property and equipment	(23,312)	(16,997)
Net principal collections on loans	2,348	—
Acquisition of Loopt Inc., net of cash acquired	(33,401)	—
Net cash used in investing activities	(169,415)	(52,218)
Financing activities
Proceeds from exercise of options	2,710	4,341
Excess tax benefits from exercise of options	2,665	2,159
Net decrease in deposits	(428)	—
Net increase in funds held on behalf of customers	23,137	—
Net cash provided by financing activities	28,084	6,500
Net (decrease) increase in unrestricted cash, cash equivalents, and federal funds sold	(58,015)	30,791
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	225,433	167,503
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$167,418	$198,294

Cash paid for interest	$72	$6
Cash paid for income taxes	$23,012	$12,974
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
We market our cards and financial services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by Green Dot Bank and third-party issuing banks including GE Capital Retail Bank (formerly GE Money Bank), and during the periods presented, Columbus Bank and Trust Company, a division of Synovus Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, Meijer and Radio Shack, and with various industry resellers, such as Blackhawk Network, Inc. and Incomm. We refer to participating retailers collectively as our “retail distributors.”
Acquisitions
In November 2011, the Board of Governors of the Federal Reserve System and the Utah Department of Financial Institutions approved our applications to acquire Bonneville Bancorp, a Utah bank holding company, and its bank subsidiary, Bonneville Bank, renamed Green Dot Bank. We thereby became a bank holding company under the Bank Holding Company Act of 1956. In December 2011, we completed our acquisition of Bonneville Bancorp for approximately $15.7 million in cash. We contributed $14.3 million in cash to Green Dot Bank in December 2011 to provide an initial capital base for its expanded operations.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2012, except as noted below. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2012 are not necessarily indicative of future results.
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
We defer and recognize new card fee revenues, a component of card revenues and other fees, on a straight-line basis over our average card lifetime. We determine the average card lifetime based on our recent historical data for comparable products. Based on recent trends in our historical data, and beginning with the first quarter of 2012, we shortened the period we analyze GPR cards activated from forty-two months prior to each balance sheet date to thirty months. During the third quarter of 2012, we updated our average card lifetime estimate from eight months to seven months. The impact of this change was not material to our unaudited consolidated financial statements.
Funds Held on Behalf of Customers
Beginning in the third quarter of 2012, we transitioned the remittance of customer funds collected at the point-of-sale for our card issuing program with Columbus Bank and Trust Company to our subsidiary bank. We record customer funds remitted by our retail distributors to Green Dot Bank for which the underlying products have not been activated as funds held on behalf of customers on our consolidated balance sheet.
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
As of September 30, 2012 and December 31, 2011, our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2012
Corporate bonds	$35,197	$56	$—	$35,253
Commercial paper	27,501	12	(1)	27,512
Negotiable certificate of deposit	7,900	16	—	7,916
U.S. treasury notes	27,629	10	—	27,639
Agency securities	25,363	25	(2)	25,386
Municipal bonds	6,237	42	—	6,279
Asset-backed securities	16,379	24	—	16,403
Total fixed income securities	$146,206	$185	$(3)	$146,388

December 31, 2011
Corporate bonds	$16,307	$27	$(1)	$16,333
Commercial paper	4,998	1	—	4,999
Negotiable certificate of deposit	3,500	—	—	3,500
Agency securities	3,979	12	(4)	3,987
Municipal bonds	2,379	13	(1)	2,391
Total fixed income securities	$31,163	$53	$(6)	$31,210
As of September 30, 2012 and December 31, 2011, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2012
Fixed income securities
Commercial paper	$6,088	$(1)	$—	$—	$6,088	$(1)
Agency securities	6,003	(2)	—	—	6,003	(2)
Total fixed income securities	$12,091	$(3)	$—	$—	$12,091	$(3)

December 31, 2011
Fixed income securities
Corporate bonds	$2,999	$(1)	$—	$—	$2,999	$(1)
Agency securities	1,663	(4)	—	—	1,663	(4)
Municipal bonds	324	(1)	—	—	324	(1)
Total fixed income securities	$4,986	$(6)	$—	$—	$4,986	$(6)
We did not record any other-than-temporary impairment losses during the three and nine-month periods ended September 30, 2012 or 2011 on our available-for-sale investment securities. We do not intend to sell these investments or it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3—Investment Securities (continued)
As of September 30, 2012, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$72,563	$72,611
Due after one year through five years	55,826	55,904
Due after five years through ten years	1,337	1,363
Due after ten years	101	107
Asset-backed securities	16,379	16,403
Total fixed income securities	$146,206	$146,388
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Overdrawn account balances due from cardholders	$23,597	$22,139
Reserve for uncollectible overdrawn accounts	(15,366)	(15,309)
Net overdrawn account balances due from cardholders	8,231	6,830
Trade receivables	4,910	5,574
Reserve for uncollectible trade receivables	(30)	(453)
Net trade receivables	4,880	5,121
Receivables due from card issuing banks	26,793	28,812
Other receivables	10,063	4,691
Accounts receivable, net	$49,967	$45,454
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance, beginning of period	$15,023	$14,293	$15,309	$11,823
Provision for uncollectible overdrawn accounts:
Fees	13,777	15,254	40,101	27,309
Purchase transactions	664	2,069	1,997	3,412
Charge-offs	(14,098)	(12,613)	(42,041)	(23,541)
Balance, end of period	$15,366	$19,003	$15,366	$19,003

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers
The following table presents total outstanding loans and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Purchased Credit-Impaired Loans	Total Outstanding
	(In thousands)
September 30, 2012
Real estate	$250	$—	$—	$250	$2,959	$374	$3,583
Commercial	—	—	—	—	1,181	6	1,187
Installment	312	—	—	312	2,481	125	2,918
Total loans	$562	$—	$—	$562	$6,621	$505	$7,688

Percentage of outstanding	7.31%	—%	—%	7.31%	86.12%	6.57%	100.00%

December 31, 2011
Real estate	$—	$—	$—	$—	$4,983	$503	$5,486
Commercial	2	—	—	2	1,371	44	1,417
Installment	—	—	—	—	2,881	252	3,133
Total loans	$2	$—	$—	$2	$9,235	$799	$10,036

Percentage of outstanding	0.02%	—%	—%	0.02%	92.02%	7.96%	100.00%
Nonperforming Loans
The following table presents our nonperforming loans, including impaired loans other than purchased credit-impaired, or PCI, loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our 2011 Annual Report on Form 10-K for further information on the criteria for classification as nonperforming.

	September 30, 2012	December 31, 2011
	(In thousands)
Real estate	$71	$—
Commercial	52	—
Installment	165	—
Total loans	$288	$—
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
The table below presents our primary credit quality indicators related to our loan portfolio:

	September 30, 2012		December 31, 2011
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$3,138	$445	$5,125	$361
Commercial	1,129	58	1,407	10
Installment	2,628	290	2,982	151
Total loans	$6,895	$793	$9,514	$522

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers (continued)
Purchased Credit-Impaired Loans
The table below presents the remaining unpaid principal balance and carrying amount for purchased credit-impaired loans:

	September 30, 2012	December 31, 2011
	(In thousands)
Unpaid principal balance	$1,066	$1,506
Carrying value excluding allowance for loan losses	505	799
The table below shows activity for the accretable yield on purchased credit-impaired loans:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(In thousands)
Accretable yield at beginning of period	$98	$98
Accretion	(5)	(41)
Adjustments	37	73
Accretable yield at end of period	$130	$130
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
The table below presents key information about our impaired loans. Certain impaired loans do not have a related allowance as the current fair value of these impaired loans exceeds the carrying value. We had no impaired loans as of December 31, 2011:

	September 30, 2012			Nine Months Ended September 30, 2012
	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized
	(In thousands)
With no recorded allowance
Real estate	$—	$—	N/A	$—	$—
Commercial	141	33	N/A	37	—
Installment	79	36	N/A	52	11
With an allowance recorded
Real estate	$109	$99	$28	$82	$7
Commercial	20	20	1	14	—
Installment	306	156	27	126	40
Total
Real estate	$109	$99	$28	$82	$7
Commercial	161	53	1	51	—
Installment	385	192	27	178	51

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers (continued)
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a TDR. The following table presents key information regarding loans that we modified in TDRs during the nine months ended September 30, 2012. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk:

	September 30, 2012
	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$109	$99
Commercial	161	53
Installment	385	192
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
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(In thousands)
Allowance for loan losses, beginning of period	$310	$—
Provision for loans	39	349
Loans charged off	(51)	(51)
Allowance for loan losses, end of period	$298	$298
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology:

September 30, 2012
(In thousands)
Collectively evaluated for impairment
Allowance for loan losses	$242
Carrying value, gross of allowance	7,137
Impaired loans and troubled debt restructurings[1]
Allowance for loan losses	$56
Carrying value, gross of allowance	344
Purchased credit-impaired loans
Allowance for loan losses	$—
Carrying value, gross of allowance	505
Total
Allowance for loan losses	$298
Carrying value, gross of allowance	7,986
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
As of September 30, 2012 and December 31, 2011, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2012
Corporate bonds	$—	$35,253	$—	$35,253
Commercial paper	—	27,512	—	27,512
Negotiable certificate of deposit	—	7,916	—	7,916
U.S. treasury notes	—	27,639	—	27,639
Agency securities	—	25,386	—	25,386
Municipal bonds	—	6,279	—	6,279
Asset-backed securities	—	16,403	—	16,403
Total	$—	$146,388	$—	$146,388

December 31, 2011
Corporate bonds	$—	$16,333	$—	$16,333
Commercial paper	—	4,999	—	4,999
Negotiable certificate of deposit	—	3,500	—	3,500
Agency securities	—	3,987	—	3,987
Municipal bonds	—	2,391	—	2,391
Total	$—	$31,210	$—	$31,210
Note 7—Fair Value of Financial Instruments
The following describes the valuation technique for determining the fair value of financial instruments, whether or not such instruments are carried on our consolidated balance sheets.
Short-term Financial Instruments
Our short-term financial instruments consist principally of unrestricted and restricted cash and cash equivalents, federal funds sold, and settlement assets and obligations. These financial instruments are short-term in nature, and, accordingly, we believe their carrying amounts approximate their fair values. Under the fair value hierarchy, these instruments are classified as Level 1.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2012 and December 31, 2011 are presented in the table below.

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers	$7,688	$6,471	$10,036	$10,036

Financial Liabilities
Deposits	$38,529	$38,466	$38,957	$38,957
Note 8—Goodwill and Intangible Assets
Changes in the carrying amount of goodwill and intangible assets consisted of the following:

Nine Months Ended
September 30, 2012
(In thousands)
Goodwill
Balance, beginning of period	$10,817
Acquisition of Loopt, Inc.	28,657
Balance, end of period	$39,474

Identified Intangible assets
Balance, beginning of period	$684
Acquisition of Loopt, Inc.	3,455
Amortization	(99)
Balance, end of period	$4,040
We have not completed the purchase price allocation for our acquisition of Loopt. The initial allocation of the purchase price to goodwill and identified intangible assets set forth in the previous table was made using the information currently available. We may adjust this allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation will be finalized in the fourth quarter of 2012.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 9—Income Taxes
Income tax expense for the nine-month periods ended September 30, 2012 and 2011 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate and our actual income tax expense was as follows:

	Nine Months Ended September 30,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.3
Employee stock-based compensation	1.9	1.5
Other	0.6	0.3
Effective tax rate	39.3%	38.1%
In accounting for income taxes, we follow the guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that we have taken or anticipate taking in a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. We have concluded that we have no significant unrecognized tax benefits. We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the years ended July 31, 2005 and 2008 have been examined by the IRS, and there have been no material changes in our tax liabilities for those years. Our consolidated federal income tax returns for the year ended July 31, 2009, the five-months ended December 31, 2009 and the year ended December 31, 2010 are currently under examination by the IRS. We generally remain subject to examination of our federal income tax returns for the year ended July 31, 2008 and later years. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
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
The following table summarizes stock options and restricted stock units granted:

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
Stock options granted	1,011	752
Weighted-average exercise price	$27.83	$39.86
Weighted-average grant-date fair value	$12.97	$19.24

Restricted stock units granted	53	14
Weighted-average grant-date fair value	$28.70	$32.82
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	1.12%	2.06%
Expected term (life) of options (in years)	6.06	6.06
Expected dividends	—	—
Expected volatility	48.23%	48.32%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 10—Employee Stock-Based Compensation (continued)
The total stock-based compensation expense recognized was $9.0 million and $7.0 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.
Note 11—Earnings per Common Share
The calculation of basic EPS and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$10,613	$13,303	$39,620	$38,074
Income attributable to preferred stock	(1,704)	—	(6,385)	—
Income attributable to other classes of common stock	(1,439)	(5,922)	(5,774)	(18,776)
Net income allocated to Class A common stockholders	7,470	7,381	27,461	19,298
Weighted-average Class A shares issued and outstanding	30,067	23,401	29,502	21,322
Basic earnings per Class A common share	$0.25	$0.32	$0.93	$0.91

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$7,470	$7,381	$27,461	$19,298
Allocated earnings to participating securities, net of re-allocated earnings	1,386	5,741	5,704	18,204
Re-allocated earnings	(193)	(318)	(896)	(942)
Diluted net income allocated to Class A common stockholders	8,663	12,804	32,269	36,560
Weighted-average Class A shares issued and outstanding	30,067	23,401	29,502	21,322
Dilutive potential common shares:
Class B common stock	5,732	19,023	6,346	21,155
Stock options	—	—	—	—
Restricted stock units	—	2	4	1
Employee stock purchase plan	27	—	49	8
Diluted weighted-average Class A shares issued and outstanding	35,826	42,426	35,901	42,486
Diluted earnings per Class A common share	$0.24	$0.30	$0.90	$0.86

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 11—Earnings per Common Share (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$10,613	$13,303	$39,620	$38,074
Income attributable to preferred stock	(1,704)	—	(6,385)	—
Income attributable to other classes of common stock	(7,770)	(7,902)	(28,689)	(20,891)
Net income allocated to Class B common stockholders	1,139	5,401	4,546	17,183
Weighted-average Class B shares issued and outstanding	4,585	17,124	4,884	18,985
Basic earnings per Class B common share	$0.25	$0.32	$0.93	$0.91

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$1,139	$5,401	$4,546	$17,183
Re-allocated earnings	247	340	1,158	1,021
Diluted net income allocated to Class B common stockholders	1,386	5,741	5,704	18,204
Weighted-average Class B shares issued and outstanding	4,585	17,124	4,884	18,985
Dilutive potential common shares:
Stock options	1,147	1,899	1,462	2,170
Diluted weighted-average Class B shares issued and outstanding	5,732	19,023	6,346	21,155
Diluted earnings per Class B common share	$0.24	$0.30	$0.90	$0.86
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
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Class A common stock
Options to purchase Class A common stock	2,153	522	1,143	209
Restricted stock units	43	—	19	—
Conversion of convertible preferred stock	6,859	—	6,859	—
Total options, restricted stock units and convertible preferred stock	9,055	522	8,021	209
Class B common stock
Options to purchase Class B common stock	403	21	67	3
Total options	403	21	67	3

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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
From time to time we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) contracts with our card issuing banks, under which we are responsible to them for any unrecovered overdrafts on cardholders’ accounts; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the premises; (iii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify these persons for liabilities arising out of their relationship with us; and (iv) contracts under which we may be required to indemnify our retail distributors, suppliers, vendors and other parties with whom we have contracts against third-party claims that our products infringe a patent, copyright, or other intellectual property right claims arising from our acts, omissions, or violation of law.
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
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Walmart	62%	61%	63%	60%
Three other largest retail distributors, as a group	20%	20%	21%	20%
Excluding stock-based retailer incentive compensation of $1.2 million and $3.5 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $7.0 million and $13.8 million for the nine-month periods ended September 30, 2012 and 2011, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Walmart	63%	62%	64%	61%
Three other largest retail distributors, as a group	20%	19%	20%	18%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 13—Significant Customer Concentration (continued)
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Concentration of GPR cards activated (in units)	88%	84%	88%	78%
Concentration of sales of cash transfer products (in units)	89%	89%	88%	89%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	September 30, 2012	December 31, 2011
Walmart	29%	36%
Three other largest retail distributors, as a group	31%	35%
At September 30, 2012 and December 31, 2011, the substantial majority of the customer funds underlying our products were held in bank accounts at two card issuing banks. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds or deposits at the card issuing banks. Additionally, we have receivables due from these card issuing banks included in accounts receivable, net, on our consolidated balance sheets. The failure of either of these card issuing banks could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables due from these card issuing banks.
Note 14—Subsequent Events
On November 2, 2012, we completed the transition of all outstanding customer deposits associated with our GPR card program with Columbus Bank and Trust Company to our subsidiary bank. The total funds transferred to Green Dot Bank was approximately $173 million and will be classified as deposits on our consolidated balance sheet.

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
Overview
Green Dot is a leading financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable, or GPR, prepaid debit cards in the United States and that our Green Dot Network is a leading reload network for prepaid cards in the United States. We sell our cards and offer our reload services nationwide at approximately 60,000 retail store locations, which provide consumers convenient access to our products and services.
Financial Results and Trends
Total operating revenues for the three and nine-month periods ended September 30, 2012 were $134.3 million and $413.4 million, respectively, compared to $115.4 million and $347.7 million for the three and nine-month periods ended September 30, 2011, respectively. Total operating revenues were favorably impacted by increases in card revenues and other fees, cash transfer revenues and interchange revenues and a decrease in the amount of stock-based retailer incentive compensation. These revenues increased primarily due to period-over-period growth in all of our key metrics described below. Our total operating revenues were adversely impacted by the expiration and nonrenewal in October 2011 of our joint marketing and referral agreement with Intuit under which we established our TurboTax program.
Net income for the three and nine-month periods ended September 30, 2012 was $10.6 million and $39.6 million, respectively, compared to $13.3 million and $38.1 million for the three and nine-month periods ended September 30, 2011, respectively. Net income declined in the three months ended September 30, 2012 from the comparable period in 2011 due to increases in sales commissions and costs of manufacturing and distributing card packages and placards, driven by period-over-period growth in all of our key metrics described below, increases in employee headcount, including retention-based incentives for former employees of Loopt, Inc. or Loopt, increases in television and online advertising and associated expenses, and increases in depreciation and amortization of property and equipment as we continue to invest in infrastructure and product development. Net income was also adversely impacted by a higher effective income tax rate. While net income for the nine months ended September 30, 2012 was negatively impacted by the same factors that caused our net income to decline for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, it increased as compared to the nine months ended September 30, 2011 primarily due to a $6.8 million decline in stock-based retailer incentive compensation.
During the third quarter of 2012, we began facing increased competition within the store locations of some of our largest retail distributors. As we enter the fourth quarter of 2012, we are facing an even more challenging competitive environment with the launch of new competing products at Walmart in October 2012 and at the stores of other retail distributors expected later in the fourth quarter of 2012 or during 2013. Due to the inherent uncertainties of the competitive environment and how it may evolve, we cannot accurately predict the impact of these developments; however, we expect that our card revenues and other fees, cash transfer revenues and interchange revenues will continue to be negatively impacted by increased competition during the fourth quarter of 2012, and believe that sales and marketing expenses could increase in response to this competitive environment. In addition, during the third quarter of 2012, new card activations from legitimate customers were negatively impacted by the voluntary risk control mechanisms we began implementing in the first half of 2012 and accelerated during the second and third quarters of 2012. We believe it is likely that our risk control mechanisms will continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated (and, in the case of our online channel, also funded) by cardholders in a specified period. We activated 2.01 million and 1.96 million GPR cards in the three-month periods ended September 30, 2012 and 2011, respectively, and 6.22 million and 5.99 million GPR cards in the nine-month periods ended September 30, 2012 and 2011, respectively. GPR card activations from repeat customers, or former GPR cardholders, were 0.83 million and 0.68 million in the three-month periods ended September 30, 2012 and 2011, respectively, and 2.47 million and 2.06 million in the nine-month periods ended September 30, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 7% from the three months ended September 30, 2011 to the three months ended September 30, 2012 and 16% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 10.52 million and 8.87 million MoneyPak and POS swipe reload transactions in the three-month periods ended September 30, 2012 and 2011, respectively, and 30.75 million and 25.13 million MoneyPak and POS swipe reload transactions in the nine-month periods ended September 30, 2012 and 2011, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.42 million and 4.15 million active cards outstanding as of September 30, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 11% from September 30, 2011 to September 30, 2012.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.1 billion for each of the three-month periods ended September 30, 2012 and 2011, and $12.9 billion and $12.4 billion for the nine-month periods ended September 30, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 12% from the three months ended September 30, 2011 to the three months ended September 30, 2012 and 23% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. While management continues to believe that our gross dollar volume is a key metric, management reviews this metric in conjunction with purchase volume and gives greater weight to purchase volume when assessing our operating performance because the growth in gross dollar volume does not correlate with interchange revenues as closely as purchase volume correlates to those revenues.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. Our purchase volume was $3.0 billion and $2.7 billion for the three-month periods ended September 30, 2012 and 2011, respectively, and $9.4 billion and $8.3 billion for the nine-month periods ended September 30, 2012 and 2011, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 16% from the three months ended September 30, 2011 to the three months ended September 30, 2012 and 24% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.
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
Our aggregate new card fee revenues vary based upon the number of GPR cards activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new card fees among Green Dot-branded and co-branded products and between GPR cards and gift cards. Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of Green Dot-branded and co-branded cards in our portfolio and upon the extent to which fees are waived based on significant usage. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of Green Dot-branded and co-branded active cards in our portfolio and the extent to which cardholders enroll in our VIP program, which has no ATM fees, or conduct ATM transactions on our fee-free ATM network, consisting of more than 22,000 nationwide ATMs as of September 2012.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2012, except as noted in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods September 30, 2012 and 2011
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended September 30,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues and other fees	$54,138	40.3%	$49,966	43.3%
Cash transfer revenues	41,832	31.1	34,724	30.1
Interchange revenues	39,581	29.5	34,246	29.7
Stock-based retailer incentive compensation	(1,202)	(0.9)	(3,549)	(3.1)
Total operating revenues	$134,349	100.0%	$115,387	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $54.1 million for the three months ended September 30, 2012, an increase of $4.1 million, or 8%, from the comparable period in 2011. The increase was primarily the result of an increase in monthly maintenance fee revenues, driven by period-over-period growth of 7% in the number of active cards in our portfolio. Card revenues and other fees also increased as a result of growth in new card fee revenues, which was driven by higher numbers of card activations from distribution channels in which we assess new card fees. The increases in card revenues and other fees were negatively impacted by a decrease in ATM fee revenues. This decrease was primarily driven by the discontinuation of the TurboTax program, as cardholders under this program typically performed more ATM transactions than the rest of our active card base. Additionally, we began offering our Walmart MoneyCard customers access to surcharge-free transactions anytime via the nationwide MoneyPass ATM network in late June 2012, which also contributed to the decrease in ATM fee revenues during the third quarter of 2012.
Cash Transfer Revenues — Cash transfer revenues totaled $41.8 million for the three months ended September 30, 2012, an increase of $7.1 million, or 20%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 19% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network.
Interchange Revenues — Interchange revenues totaled $39.6 million for the three months ended September 30, 2012, an increase of $5.4 million, or 16%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 7% in the number of active cards in our portfolio and an 8% increase in purchase volume, which was driven by the factors discussed above under “Card Revenues and Other Fees.” The increase in interchange revenues was negatively impacted by the discontinuation of the TurboTax program, as the program had a favorable impact in the third quarter of 2011 but did not have an impact in the third quarter of 2012 in any material respect.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended September 30, 2012. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $1.2 million of stock-based retailer incentive compensation, a decrease of $2.3 million, or 66%, from the comparable period in 2011. The decrease was the result of a lower stock price in the three months ended September 30, 2012 compared with the corresponding period in 2011.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$51,930	38.7%	$40,851	35.4%
Compensation and benefits expenses	29,041	21.6	21,763	18.9
Processing expenses	18,802	14.0	17,576	15.2
Other general and administrative expenses	18,050	13.4	13,889	12.0
Total operating expenses	$117,823	87.7%	$94,079	81.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $51.9 million for the three months ended September 30, 2012, an increase of $11.0 million, or 27%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 19% in the number of cash transfers sold and 3% in the number of GPR cards activated. The increase in sales and marketing expenses was also due to a $2.8 million increase in advertising and marketing expenses, as we invested in our brand by running increased television and online advertising. We expect to incur additional advertising expenses throughout the remainder of the year as we continue to make these brand investments via television and online advertisements.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $29.0 million for the three months ended September 30, 2012, an increase of $7.2 million, or 33%, from the comparable period in 2011. This increase was primarily the result of a $4.8 million increase in employee compensation and benefits, which included $1.7 million of retention-based cash incentive payments associated with our acquisition of Loopt. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support key growth initiatives, new product development and new sales efforts, and growth in our IT infrastructure and risk operations. The increase in employee compensation and benefits was also due to a $2.4 million increase in third-party contractor expenses. During the remainder of 2012, we expect to incur additional compensation and benefits expense associated with our acquisition of Loopt, including remaining retention-based incentives of up to $6.0 million, which we will recognize on a straight-line basis through September 2013.

Processing Expenses — Processing expenses totaled $18.8 million for the three months ended September 30, 2012, an increase of $1.2 million, or 7%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 7% in the number of active cards in our portfolio. Processing expenses were partially offset by an increase in volume incentives from the payment networks. While we expect processing expenses to be favorably impacted by the November 2012 transition of our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues in 2012 or in future years because these expenses are subject to a variety of factors, many of which are outside our control.
Other General and Administrative Expenses — Other general and administrative expenses totaled $18.1 million for the three months ended September 30, 2012, an increase of $4.2 million, or 30%, from the comparable period in 2011. The increase in other general and administrative expenses was primarily the result of a $1.5 million increase in depreciation and amortization of property and equipment, a $1.0 million increase in rent expense, and a $0.9 million increase in professional service fees. The increase in depreciation and amortization is primarily associated with investments in infrastructure and product development. The increase in rent expense was primarily due to additional rent expense associated with new corporate office space located in Pasadena, California, which became our new headquarters facility in September 2012. We took control of the office space in January 2012 to construct tenant improvements, and accordingly, recorded rent expense thereafter.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended September 30,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	2.2	1.3
Employee stock-based compensation	1.9	1.5
Other	0.2	0.1
Effective tax rate	39.3%	37.9%
Our income tax expense decreased by $1.2 million to $6.9 million in the three months ended September 30, 2012 from the comparable period in 2011 due to a decrease in income before income taxes over those same periods, and our effective tax rate increased 1.4 percentage points from 37.9% to 39.3%. The higher effective tax rate was primarily the result of an increase in our effective state tax rate as our state income apportionment changes and an increase in non-deductible employee stock-based compensation.
Comparison of Nine-Month Periods September 30, 2012 and 2011
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating revenues:
Card revenues and other fees	$176,011	42.6%	$158,214	45.5%
Cash transfer revenues	121,721	29.4	98,260	28.3
Interchange revenues	122,615	29.7	105,035	30.2
Stock-based retailer incentive compensation	(6,985)	(1.7)	(13,785)	(4.0)
Total operating revenues	$413,362	100.0%	$347,724	100.0%

Card Revenues and Other Fees — Card revenues and other fees totaled $176.0 million for the nine months ended September 30, 2012, an increase of $17.8 million, or 11%, from the comparable period in 2011. The increase was primarily the result of an increase in monthly maintenance fee revenues, driven by period-over-period growth of 7% in the number of active cards in our portfolio. This growth was driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2012 and 2011—Operating Revenues—Card Revenues and Other Fees."
Cash Transfer Revenues — Cash transfer revenues totaled $121.7 million for the nine months ended September 30, 2012, an increase of $23.4 million, or 24%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 22% in the number of cash transfers sold. The growth was driven by factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2012 and 2011—Operating Revenues—Cash Transfer Revenues."
Interchange Revenues — Interchange revenues totaled $122.6 million for the nine months ended September 30, 2012, an increase of $17.6 million, or 17%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 7% in the number of active cards in our portfolio and a 14% increase in purchase volume, which was driven by the factors discussed above under “Card Revenues and Other Fees.” The increase in interchange revenues was partially offset by the discontinuation of the TurboTax program, as the program had a favorable impact in the first nine months of 2011 but did not have an impact in the first nine months of 2012 in any material respect.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 331,290 shares issued to Walmart during the nine months ended September 30, 2012. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $7.0 million of stock-based retailer incentive compensation, a decrease of $6.8 million, or 49%, from the comparable period in 2011. The decrease was the result of a lower stock price in the nine months ended September 30, 2012 compared with the corresponding period in 2011.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(in thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$157,516	38.1%	$126,164	36.3%
Compensation and benefits expenses	83,074	20.1	64,566	18.6
Processing expenses	58,668	14.2	54,639	15.7
Other general and administrative expenses	51,869	12.5	41,192	11.8
Total operating expenses	$351,127	84.9%	$286,561	82.4%
Sales and Marketing Expenses — Sales and marketing expenses totaled $157.5 million for the nine months ended September 30, 2012, an increase of $31.3 million, or 25%, from the comparable period in 2011. The increase was driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2012 and 2011—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $83.1 million for the nine months ended September 30, 2012, an increase of $18.5 million, or 29%, from the comparable period in 2011. This increase was primarily the result of a $15.7 million increase in employee compensation and benefits, which included a $2.0 million increase in employee stock-based compensation and $3.4 million of retention-based incentives associated with our acquisition of Loopt. The period-over-period growth in employee compensation and benefits is due to additional employee headcount as we continued to expand our operations to support key growth initiatives, new product development and new sales efforts, and growth in our IT infrastructure and risk operations. The increase in employee compensation and benefits was also due to a $2.8 million increase in third-party contractor expenses.
Processing Expenses — Processing expenses totaled $58.7 million for the nine months ended September 30, 2012, an increase of $4.1 million, or 8%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 7% in the number of active cards in our portfolio and 4% in gross dollar volume. Processing expenses were partially offset by an increase in volume incentives from the payment networks.

Other General and Administrative Expenses — Other general and administrative expenses totaled $51.9 million for the nine months ended September 30, 2012, an increase of $10.7 million, or 26%, from the comparable period in 2011. The increase in other general and administrative expenses was primarily the result of a $3.4 million increase in rent expense, a $3.8 million increase in depreciation and amortization of property and equipment and a $0.8 million one-time write-off related to IT development. The increase in rent expense was primarily due to additional rent expense associated with new corporate office space located in Pasadena, California, as discussed above under “Comparison of Three-Month Periods Ended September 30, 2012 and 2011-Operating Expenses-Other General and Administrative Expenses." The increase in depreciation and amortization is primarily associated with investments in infrastructure and product development.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.3
Employee stock-based compensation	1.9	1.5
Other	0.6	0.3
Effective tax rate	39.3%	38.1%
Our income tax expense increased by $2.2 million to $25.7 million in the nine months ended September 30, 2012 from the comparable period in 2011 due to an increase in income before income taxes over those same periods, and our effective tax rate increased 1.2 percentage points from 38.1% to 39.3%. The higher effective tax rate was primarily the result of an increase in our effective state tax rate as our state income apportionment changes.
Capital Requirements for Bank Holding Companies
As of September 30, 2012 and December 31, 2011, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since September 30, 2012 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(in thousands, except ratios)
September 30, 2012
Tier 1 leverage	$263,947	55.5%	$23,759	5.0%
Tier 1 risk-based capital	263,947	75.7%	15,837	6.0%
Total risk-based capital	$263,947	75.7%	$34,848	10.0%

December 31, 2011
Tier 1 leverage	$228,971	69.1%	$16,578	5.0%
Tier 1 risk-based capital	228,971	80.7%	13,738	6.0%
Total risk-based capital	$228,971	80.7%	$28,374	10.0%

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Total cash provided by (used in)
Operating activities	$83,316	$76,509
Investing activities	(169,415)	(52,218)
Financing activities	28,084	6,500
Increase (decrease) in unrestricted cash and cash equivalents	$(58,015)	$30,791
In the nine months ended September 30, 2012 and 2011, we financed our operations primarily through our cash flows from operations. At September 30, 2012, our primary source of liquidity was unrestricted cash and cash equivalents totaling $164.4 million. We also consider our $146.4 million of investment securities available-for-sale to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $83.3 million of net cash provided by operating activities in the nine months ended September 30, 2012 principally resulted from $39.6 million of net income, adjusted for certain non-cash operating expenses of $30.0 million. Our $76.5 million of net cash provided by operating activities in the nine months ended September 30, 2011 principally resulted from $38.1 million of net income, adjusted for certain non-cash operating expenses of $28.2 million and a decrease in our income tax receivable of $10.4 million.
Cash Flows from Investing Activities
Our $169.4 million of net cash used in investing activities in the nine months ended September 30, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $115.2 million and net payments to acquire Loopt for $33.4 million and payments for acquisition of property and equipment of $23.3 million. Our $52.2 million of net cash used in investing activities in the nine months ended September 30, 2011 reflects purchases of available-for-sale investment securities, net of maturities, of $30.1 million, payments for acquisition of property and equipment of $17.0 million and an increase in restricted cash of $5.2 million. In March 2011, we increased our cash collateral requirements on our line of credit from $5.0 million to $10.0 million. We present our cash collateral on our consolidated balance sheets as restricted cash.
Cash Flows from Financing Activities
Our $28.1 million of net cash provided by financing activities in the nine months ended September 30, 2012 was primarily the result of $23.1 million of funds held on behalf of customers as we transitioned the remittance of customer funds collected at the point-of-sale for our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan of $2.7 million and excess tax benefits of $2.7 million. Our $6.5 million of net cash provided by financing activities for the nine months ended September 30, 2011 was the result of the exercise of stock options and the issuance of shares under our employee stock purchase plan of $4.3 million and excess tax benefits of $2.2 million.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During the remainder of 2012, we will continue to invest in our development of an in-house processing solution as well as in new products and new features for our existing products.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
Additionally, we anticipate making ongoing cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. For example, in November 2012, we contributed approximately $26 million to our subsidiary bank in connection with the transition of our card issuing program with Columbus Bank and Trust Company to our subsidiary bank. Based on our transition plan, we expect our subsidiary bank to be the issuing bank for all existing cardholder accounts held by Columbus Bank and Trust Company by the end of 2012.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012.
Risks Related to Our Business
Our growth rates may decline in the future.
As a result of a variety of factors discussed in this report, our rate of operating revenue growth is difficult to predict, especially in light of recent developments in the competitive environment of our market and related uncertainty. Our operating revenues may grow at a slower rate than in prior periods or may decline, which has happened frequently on a sequential quarterly basis, and we would expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results for each of the first three quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. In addition, several factors may contribute to a slowdown or decline in the rate of our operating revenue growth for the fourth quarter of 2012 and in the future. These factors include increased competition within the store locations of many of our largest retail distributors; the previously-disclosed loss of revenues attributable to the TurboTax program; and our continued implementation of voluntary risk control factors, which we believe is likely to, among other things, continue to adversely affect our new card activations from legitimate customers for the foreseeable future and thereby cause our operating revenues, excluding stock-based retailer incentive compensation, to be negatively impacted.
In the near term, our continued growth depends significantly on our ability, among other things, to attract new long-term users of our products, to expand our reload network and to increase our card revenues and other fees, cash transfer revenues and interchange revenues collectively per customer. Since the value we provide to our network participants relates in large part to the number of long-term users of, businesses that accept reloads or payments through, and applications enabled by, the Green Dot Network, our operating revenues could suffer if we were unable to increase such users of our GPR cards and to expand and adapt our reload network to meet consumers’ evolving needs. In addition, the negative impact on our operating revenues caused by any failure to increase the number of long-term users of our products could be exacerbated by the loss of relatively short-term users of our products as we continue to focus our marketing efforts on attracting long-term users. We may fail to expand our reload network for a number of reasons, including our inability to produce products and services that appeal to consumers and lead to increased new card sales, our loss of one or more key retail distributors or our loss of key, or failure to add, network acceptance members.
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
As the prepaid financial services industry continues to develop, existing competitors and new market entrants are bringing to market products and services that are, or that may be perceived to be, substantially similar to or better than ours. For example, Walmart recently began selling an American Express-branded checking account alternative product at its store locations in October 2012. We expect to also face increased competition from a number of other companies, including NetSpend, PayPal, The Western Union Company and other recent market entrants such as J.P. Morgan Chase, within the store locations of many of our largest retail distributors in late 2012 and during 2013. These developments may compel us to compete on the basis of price and to expend significant advertising, marketing and other resources in order to remain competitive, and could cause us to fail to increase, or lose, market share, any of which could materially harm our business, operating results and financial condition. In addition, if our operating revenue growth rates slow materially or decline, our business, operating results and financial condition would be adversely affected.
The loss of operating revenues from Walmart and our three other largest retail distributors would adversely affect our business.
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 62% and 20%, respectively, in the nine months ended September 30, 2012. We do not expect the percentage of our 2012 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the nine months ended September 30, 2012, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with these retail distributors have terms that expire at various dates between 2014 and 2015, but they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of GE Capital Retail Bank or us, GE Capital Retail Bank's or our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. Walmart also has the right to terminate its agreement prior to its expiration or renewal for a number of other specified reasons, including: a change by GE Capital Retail Bank in its card operating procedures that Walmart reasonably believes will have a material adverse effect on Walmart's operations; our inability or unwillingness to make Walmart MoneyCards reloadable outside of our reload network in the event that our reload network does not meet particular size requirements in the future; and in the event Walmart reasonably believes that it is reasonably possible, after the parties have explored and been unable to agree on any alternatives, that the Federal Reserve Board may determine that Walmart exercises a controlling influence over our management or policies. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our future success depends upon our retail distributors’ active and effective promotion of our products and services, but their interests and operational decisions might not always align with our interests.
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Revenues from our retail distributors depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of consumer products, including competing prepaid cards, for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores; they could give higher priority to the products and services of other companies for a variety of reasons, and this risk is expected to become greater as we enter an environment in which our competitors are bringing to market at the stores of our retail distributors products and services that are, or that may be perceived to be, substantially similar to or better than ours. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our cards and MoneyPak reload product. Our operating revenues may also be negatively affected by our retail distributors’ operational decisions. For example, as retail distributors introduce and promote competing prepaid card products at their store locations, as Walmart began to do in October 2012, the growth of our product sales may decline at those stores. Similarly, if a retail distributor fails to train its cashiers to sell our products and services or implements changes in its systems that disrupt the integration between its systems and ours, we could experience a growth decline in our product sales. Even if our retail distributors actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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

•
the timing of commencement of new product development and initiatives that cause us to expand into new distribution channels, such as our alternative checking product and higher education initiative, and the length of time we must invest in those new products or channels before they generate material operating revenues;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. We expect competition to intensify beginning in late 2012 as existing competitors and new market entrants are bringing to market products and services that are, or that may be perceived to be, substantially similar to or better than ours. For example, Walmart recently began selling an American Express-branded checking account alternative product at its store locations in October 2012. This competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

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
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We could experience increased price competition beginning in the fourth quarter of 2012 as we have begun to compete with a greater number of offerings from existing competitors and new market entrants at the stores of many of our retail distributors. If this happens, we expect that the purchase and use of our products and services would decline in the near term and farther into the future. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, any which would likely adversely affect our operating results.
Our continued growth depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services. If we fail to compete effectively against any of the foregoing threats, our revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

We make significant investments in new products and services that may not be successful.
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

Changes in laws and regulations governing the way our products and services are sold or in the way those laws and regulations are interpreted or enforced could adversely affect our ability to distribute our products and services and the cost of providing those products and services. If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors, which, in turn, could materially and adversely impact our operations. In addition, if our products are adversely impacted by the interpretation or enforcement of these regulations or we or any of our retail distributors were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our cards through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations.
State and federal legislators and regulatory authorities have become increasingly focused on the banking and consumer financial services industries, and continue to propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions (including card issuing banks) and other financial services companies (including us). For example, federal legislation, such as the bill proposed by Senator Menendez, known as the Prepaid Card Consumer Protection Act of 2011, would limit the amount of fees, including monthly fees, that we would be able to charge and would impose operational requirements, such as closing and refunding certain dormant prepaid cards, which could decrease our operating revenues and increase our operating costs. Proposed legislation in New Jersey and Illinois could, if passed, also limit the types and amounts of fees that we would be able to charge, which could decrease our operating revenues. In addition, the Consumer Financial Protection Bureau, or CFPB, issued an advance notice of proposed rulemaking in May 2012, requesting comment on topics including the scope of regulation of prepaid cards, fees and disclosures applicable to prepaid cards, product features and other information. If the CFPB's rulemaking results in changes in the way we or the banks that issue our cards are regulated, these regulations could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Additionally, changes to the limitations placed on fees or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues. However, as the CFPB has not yet proposed any such rules, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business.
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

Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the nine months ended September 30, 2012, interchange revenues represented 29.7% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
We rely on relationships with third-party card issuing banks to conduct our business, and our results of operations and financial position could be materially and adversely affected if we fail to maintain these relationships or we maintain them under new terms that are less favorable to us.
All of our cards issued under the Walmart MoneyCard program are issued by GE Capital Retail Bank, formerly GE Money Bank. Our relationship with GE Capital Retail Bank will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure. Our reliance on third-party banking relationships could increase and we may need to establish new banking relationships if we experience difficulties following the November 2012 transition of our card issuing program with Columbus Bank and Trust Company to our subsidiary bank, which has limited experience with issuing our GPR cards. We may be unable to maintain relationships with the third-party banks that issue our cards for a variety of reasons, including increased regulatory oversight, more burdensome regulation of our industry, increased compliance requirements or changes in business strategy. If we lose or do not maintain existing third-party banking relationships, we would incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the third-party banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following its expiration in 2015, renew our agreements with GE Capital Retail Bank under terms at least as favorable to us as those existing before renewal.
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
We are currently subject to various litigation as described “Part II, Item 1. Legal Proceedings” of this report. In addition, we are subject to regulatory oversight in the normal course of our business, and from time to time may be subject to regulatory or judicial proceedings or investigations, such as the recently-resolved investigation by the office of the Attorney General of Florida into five leading prepaid debit card providers, including us. The outcome of securities class actions and other litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts or seek to have aspects of our business suspended or modified. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations could have a material adverse effect on our business, operating results, or financial condition.
If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, network acceptance members and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.
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
Maintenance fee assessments accounted for approximately 96% of aggregate overdrawn account balances in the nine months ended September 30, 2012, as compared to approximately 92% in the nine months ended September 30, 2011. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
We have in the past acquired, and we expect to acquire in the future, other businesses and technologies. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of September 30, 2012, we had assets subject to settlement risk of $43.7 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and our Series A convertible junior participating non-cumulative perpetual preferred stock has no voting power. Based upon beneficial ownership as of September 30, 2012, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 46% of our outstanding voting stock, representing approximately 69% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
10.01	Satisfaction of Sixth Amended and Restated Line of Credit Note by Columbus Bank and Trust Company, a division of Synovus Bank.
10.02†
Amendment to the Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, Inc., Wal-Mart Stores, L.P. and GE Capital Retail Bank.

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

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

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

Green Dot Corporation

Date:	November 9, 2012	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
10.01	Satisfaction of Sixth Amended and Restated Line of Credit Note by Columbus Bank and Trust Company, a division of Synovus Bank.

10.02†
Amendment to the Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, Inc., Wal-Mart Stores, L.P. and GE Capital Retail Bank.

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

32.2	Certification of John L. Keatley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

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