Form 10-K
period 2012-12-31
GREEN DOT CORP
filed 2013-03-01
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34819

GREEN DOT CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4766827 (IRS Employer Identification No.)

3465 E. Foothill Blvd. Pasadena, California 91107 (Address of principal executive offices, including zip code)	(626) 765-2000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, $0.001 par value (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $694.7 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 31,801,422 shares of Class A common stock, par value $.001 per share (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock), and 4,192,974 shares of Class B common stock, par value $.001 per share, outstanding as of January 31, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2013 Annual Meeting of Stockholders, to be held on or about May 22, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot is a leading financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable, or GPR, prepaid debit cards in the United States and that our Green Dot Network is the leading reload network for prepaid cards in the United States. Other products and services include GoBank, an innovative checking account developed for distribution and use via mobile phones, which is expected to be available to U.S. consumers generally during the second or third quarter of 2013. We distribute our products and services nationwide at more than 60,000 retail store locations and on the Internet. The combination of our innovative products, broad retail distribution and proprietary technology creates powerful network effects, which we believe enhance the value we deliver to our customers, our retail distributors and other participants in our network.
We were incorporated in Delaware in October 1999 as Next Estate Communications, Inc. and changed our name to Green Dot Corporation in October 2005. We completed our initial public offering of Class A common stock in July 2010. In December 2011, we became a bank holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act, as a result of our acquisition of Bonneville Bancorp, the holding company of Bonneville Bank, a state-chartered Utah bank, which was renamed Green Dot Bank and became a member bank of the Federal Reserve System after the acquisition. In November 2012, we completed the process of transitioning our card issuing program with Synovus Bank to Green Dot Bank. Upon this transition, all Green Dot-branded GPR cards are now issued by Green Dot Bank.
We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our total operating revenues and net income for the years ended December 31, 2012, 2011, and 2010 and our total assets as of December 31, 2012 and 2011 are included in our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
Our principal executive offices are located at 3465 East Foothill Boulevard, Pasadena, California 91107, and our telephone number is (626) 765-2000. We maintain a website at www.greendot.com. We make available free of charge, on or through our website via the Investor Relations section at http://ir.greendot.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, or the SEC. References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.
Our Business Model
Our business model focuses on three major elements: our consumers; our distribution; and our products and services.
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
Based on data from the Federal Deposit Insurance Corporation, or FDIC, the Federal Reserve Bank, the U.S. Census and the Center for Financial Services Innovation and our proprietary data, we believe the addressable portions of these four consumer segments collectively represent a market opportunity of approximately 160 million people in the United States for our products and services.
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
We believe underbanked consumers use our products in ways similar to those of the never- and previously-banked segments, but additionally view our products as a credit card and debit card substitute. For example, underbanked consumers use our products to make purchases at physical and online merchants, pay bills, make travel arrangements and guarantee reservations.
We believe fully-banked consumers use our products as companion products to their bank checking account, segregating funds into separate accounts for a variety of uses. For example, fully-banked consumers may use our cards to shop on the Internet without providing their bank debit card account information online. These consumers also use our products to control spending, designate funds for specific uses, prevent overdrafts in their checking accounts, or load funds into specific accounts, such as a PayPal account. As our new GoBank product gains adoption, we believe that fully-banked consumers will use it in the same way that other fully-banked customers use their bank checking accounts.
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
Retail Distributors. Our prepaid financial services are sold in more than 60,000 retail store locations, including those of major national mass merchandisers, national and regional drug store and convenience store chains, and national and regional supermarket chains. Our retail distributors include:

Type of Distributor	Representative Distributors
Mass merchandise retailers	Walmart, Kmart
Drug store retailers	Walgreens, CVS, Rite Aid
Convenience store retailers	7-Eleven, The Pantry (Kangaroo Express), Circle K
Supermarket retailers	Kroger, Blackhawk Network, Inc.
Other	Radio Shack
Most of these retailers have been our distributors for several years and all have contracts with us, subject to termination rights, which expire at various dates from 2014 to 2015. In general, our agreements with our retail distributors give us the right to provide Green Dot-branded and/or co-branded GPR cards and reload services in their retail locations and require us to share with them by way of commissions the revenues generated by sales of these cards and reload services. We and the retail distributor generally also agree to certain marketing arrangements, such as promotions and advertising. Our operating revenues derived from products and services sold at the store locations of Walmart and our three other largest retail distributors, as a group, represented the following percentages of our total operating revenues: approximately 64% and 20%, respectively, for the year ended December 31, 2012, 61% and 20%, respectively, for the year ended December 31, 2011, 63% and 20%, respectively, for the year ended December 31, 2010.
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
In May 2010, the term of the agreement among Green Dot, Walmart and GE Capital Retail Bank was extended through May 2015. The parties also agreed to various other changes to the terms of the agreement. In particular, the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program increased significantly in May 2010 and will increase by a smaller amount in May 2013. Walmart has the right to terminate this agreement prior to its expiration or renewal, but subject to notice periods of varying lengths and for a number of specified reasons, including, among others: our failure to meet agreed-upon service levels, certain changes in control of GE Capital Retail Bank or us, or GE Capital Retail Bank's or our inability or unwillingness to agree to requested pricing changes.
Network Acceptance Members. A large number of institutions accept funds through our reload network, using our MoneyPak product. We provide reload services to over 120 third-party prepaid card programs, including programs offered by UniRush, LLC, H&R Block, and AccountNow. MasterCard’s RePower Reload Network also uses the Green Dot Network to facilitate cash reloads for its own member programs. In addition, we provide reload services to other kinds of institutions and their customers. For example, we enable PayPal customers to use a MoneyPak to fund a new or existing PayPal account.
Other Channels. An increasing portion of our card sales are generated from our and Walmart's online distribution channels and other non-retail channels. We offer Green Dot-branded cards through our website, www.greendot.com and the Walmart MoneyCard through www.walmartmoneycard.com. We promote these distribution channels through television and online advertising. Customers who activate their cards through these channels typically receive an unfunded card in the mail and then can reload the card either through a cash reload or a payroll or other direct deposit transaction. Our GoBank product is offered as a mobile application on smartphones and other mobile devices.
Our Products and Services
Our principal products and services consist of Green Dot-branded GPR cards, co-branded GPR cards and MoneyPak and point-of-sale, or POS, swipe reload transactions facilitated by the Green Dot Network. We also offer our recently-introduced GoBank product and we service general purpose gift cards, which have historically represented only a small percentage of our operating revenues. The Green Dot-branded GPR cards and GoBank product we offer are issued by Green Dot Bank, our subsidiary bank, and certain of our co-branded cards are issued by GE Capital Retail Bank and The Bancorp Bank. Card balances are FDIC-insured and have either Visa or MasterCard zero liability card protection.
Card Products
Green Dot-Branded GPR Cards. Our Green Dot-branded GPR cards provide consumers with an affordable and convenient way to manage their money and make payments without undergoing a credit check or possessing a pre-existing bank account. GPR cards are designed for general spending purposes, are reloadable for ongoing long-term use, and can be used anywhere their applicable payment network, such as Visa or MasterCard, is accepted. In addition to standard prepaid Visa- or MasterCard-branded GPR cards, we also offer GPR cards positioned for a specific use or market, such as our Online Shopping card, our Prepaid Student card and our Prepaid NASCAR card.
To purchase a GPR card in a retail store location, consumers typically select the temporary GPR card from an in-store display and pay the cashier a one-time purchase fee plus the initial amount they would like to load onto their card. Consumers then go online or call a toll-free number to register their personal information with us so that we can activate their temporary prepaid card and mail them a personalized GPR card. As explained below, consumers can then reload their personalized GPR cards using a MoneyPak or, at enabled retailers, via an automated point-of-sale process, which we refer to as a POS swipe reload transaction. Funds can also be loaded on the card via direct deposit of various disbursements, such as a customer’s payroll check.
Our GPR cards are issued as Visa- or MasterCard-branded cards and can be used by consumers at the more than 30 million locations worldwide that accept these brands, including for bill payments, everyday store purchases, online shopping, ATM withdrawals and electronic payments through mobile devices. Our cardholders can conduct ATM transactions at approximately 1.9 million Visa PLUS or 2.1 million MasterCard Cirrus ATMs worldwide, including over 23,000 MoneyPass fee-free ATMs in all 50 states.
We have instituted a simple fee structure that includes a new card fee (if the card is purchased from one of our retail distributors), a monthly maintenance fee (which may be waived based on usage), a cash reload fee and an ATM withdrawal fee for non-MoneyPass ATMs. Most of the features and functions of our cards are provided without surcharges. Our free services include direct deposit reloads, account management, and balance inquiry services via the Internet, telephone and mobile applications.
For regulatory compliance, risk management, operational and other reasons, our GPR cards and reload products have certain limitations and restrictions, including but not limited to maximum dollar reload amounts, maximum numbers of reloads in a given time period (e.g., per day), and limitations on uses of our temporary cards versus our permanent personalized cards.
Co-Branded GPR Cards. We provide co-branded GPR cards on behalf of certain retail distributors and other business entities and affinity groups. Co-branded cards generally bear the trademarks or logos of the retail distributor or business entity or affinity group, and our trademark on the packaging and back of the card. These cards have the same features and characteristics as our Green Dot-branded GPR cards, and are accepted at the same locations. We typically are responsible for managing all aspects of these programs, including strategy, product design, marketing, customer service and operations/compliance. Representative co-branded cards include the Walmart MoneyCard, the Kmart Halogen Prepaid MasterCard cards, and the AARP Foundation Prepaid MasterCard.
GoBank. In January 2013, we launched a limited release of GoBank, an innovative new checking account product that allows customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices. We expect our GoBank product to be distributed through our existing distribution channels, including at the store locations of many of our existing retail distributors, as well as new distribution channels with mobile partners.
Reload Services
We generate cash transfer revenues when consumers purchase our reload services. We offer consumers affordable and convenient ways to reload any of our GPR cards, over 120 third-party prepaid card programs and to conduct other cash loading transactions through our reload network, using our MoneyPak product or through retailers’ specially-enabled POS devices. MoneyPak is offered in all of the retail locations where our GPR cards are sold. MoneyPak is a cash reload product that we market on a display like our Green Dot-branded GPR cards. Cash reloads using a MoneyPak involve a two-step process: consumers pay the cashier the desired amount to be added onto the MoneyPak, plus a service fee, generally ranging between $3.00 and $4.95, and then go online or call a toll-free number to submit the unique MoneyPak number and add the funds to a GPR card or other account, such as participating billers or a PayPal account. Alternatively, at many retail locations, consumers can add funds directly to their Green Dot- branded and co-branded cards at the point of sale through an automated POS swipe reload transaction. Unlike a MoneyPak, these POS swipe reload transactions involve a single-step process: consumers pay the cashier the desired amount to be reloaded, plus a service fee, and funds are reloaded onto the GPR card at the point of sale without further action required on the part of the consumer.
Sales and Marketing
The primary objective of our sales and marketing efforts is to educate consumers on the utility of our products and services in order to generate demand, and to instruct consumers on where they may purchase our products and services. We also seek to educate existing customers on the use of our products and services to encourage increased usage and retention of our products. We accomplish these objectives through various types of consumer-oriented marketing and advertising and by expanding our group of retail and other distributors to gain access to additional customers.
Marketing to Consumers
We market our products to a broad group of consumers, ranging from never-banked to fully-banked consumers. We are focusing our current sales and marketing efforts on acquisition of long-term users of our products, enhancing our brands and image, building market adoption and awareness of our products, improving cardholder retention and increasing card usage. To achieve these objectives, we highlight to consumers the core benefits of our products, which we believe are affordability, access to funds, utility, convenience, transparency and security.
Our marketing campaigns for our prepaid financial services involve creating a compelling in-store presence and conducting television advertising, retailer promotions such as newspaper inserts and circulars, online advertisements, and co-op advertising with select retail distributors. We expect that the marketing strategy for our new GoBank product will include a heavier reliance on social media and digital channels such as popular destinations for mobile application downloads. We focus on raising brand awareness while educating our customers.
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
We employ a number of strategies to improve cardholder retention and increase card usage. These strategies are based on research we conduct on an ongoing basis to understand consumer behavior and improve consumer loyalty and satisfaction. For example, we use our points of contact with customers (e.g., our website, email, interactive voice response system, or IVR, and mobile applications) to educate our customers and promote new card features. We also provide incentives for behaviors, such as cash reloading, establishing payroll direct deposit and making frequent purchases with our cards, that we believe increase cardholder retention. In particular, we believe that our fee waiver program, which eliminates monthly maintenance fees for customers who deposit $1,000 or more to the card or conduct at least 30 transactions with the card during a monthly billing cycle, contributes significantly to cardholder retention within certain of our customer segments.

Marketing to Retail Distributors
When marketing our prepaid financial services to potential new retail distributors, we highlight several key benefits, including our leading national brand, our in-store presence and merchandising expertise, our cash reload network, the profitability to them of our products and our commitment to national television and other advertising. In addition, we communicate the peripheral benefits of our products, such as their ability to generate additional foot traffic and sales in their stores and higher average purchase amount per transaction.
Marketing to Our Network Acceptance Members
We market our reload network to a broad range of banks, third-party processors, program managers and others that have uses for our reload network’s cash transfer technology. When marketing to potential network acceptance members, we highlight the key benefits of our cash loading network, including the breadth of our distribution capabilities, our leadership position in the industry, the profitability to them of our products, consumer satisfaction owing to the consistency in the user experience and our commitment to national television and other advertising and marketing support.
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

Reload Networks
While we believe our Green Dot Network is the leading reload network for prepaid cards in the United States, a growing number of companies are attempting to establish and grow their own reload networks. In this market, new companies, or alliances among existing companies, may be formed that rapidly achieve a significant market position. Many of these companies are substantially larger than we are and have greater resources, larger and more diversified customer bases and greater name recognition than we do. Our primary competitors in the reload network services market are: Visa, Western Union, MoneyGram, Blackhawk Network, Inc., and Incomm. Visa has broad brand recognition and a large base of merchant acquiring and card issuing banks. Western Union, MoneyGram, Blackhawk Network, Inc., and Incomm each have a national network of retail and/or agent locations. In addition, we compete for consumers and billers with financial institutions that provide their retail customers with billing, payment and funds transfer services. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do.
We believe that the principal competitive factors for reload network services include:

•	the number and quality of retail locations;

•	brand recognition;

•	product and service functionality;

•	number of cardholders and customers using the service;

•	reliability of the service;

•	consistency of the user experience

•	retail price;

•	enterprise-class and scalable IT;

•	ability to integrate quickly with multiple payment platforms and distributors;

•	customer support capabilities; and

•	compliance and regulatory capabilities.
We believe the Green Dot Network competes favorably on each of these factors.
Prepaid Card Distribution
We compete against the full spectrum of prepaid card distributors and third-party processors that sell competing prepaid card programs through retail and online channels. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these companies can also leverage their extensive customer bases and adopt aggressive pricing policies to gain market share. As new payment methods are developed, we also expect to encounter competition from new entrants. Our primary competitors in the prepaid card distribution market are: InComm, Blackhawk Network, Inc., First Data, NetSpend, and American Express. In addition, we face potential competition from Western Union, MoneyGram and a number of retail banks if they enter this market.
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
Personal Banking Services
With the recent Beta launch of GoBank, we are entering the market for consumer checking accounts. In this market we compete against a wide range of both traditional and non-traditional banks, including the largest banks. Many of these banks have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these banks also have other assets that could give them an advantage, including broader ranges of product offerings and/or retail branch networks. We believe that our consumer checking account products will be differentiated by their innovative technological features, innovative distribution model, consumer-friendly pricing, and branding.
We believe that the principal competitive factors for personal banking services include:

•	brand recognition with consumers and distribution partners;

•	marketing capabilities;

•	product features;

•	ability to develop and maintain strong relationship with distributors;

•	compliance and regulatory capabilities; and

•	pricing.
We believe that our GoBank product will compete favorably on each of these factors. However, investments in new products such as GoBank are speculative. Accordingly, there can be no assurance that GoBank will be adopted by consumers or otherwise achieve commercial success.
Intellectual Property
We rely on a combination of patent, trademark and copyright laws and trade secret protection in the United States, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our products and services.
We own several trademarks, including Green Dot, MoneyPak, GoBank, and the Green Dot logo. These assets are essential to our business. Through agreements with our network acceptance members, retail distributors and customers, we authorize and monitor the use of our trademarks in connection with their activities with us.
Our patent portfolio currently consists of four patents and seven patent applications. The term of the patents we hold is, on average, twenty years. We feel our patents and applications are essential to our business and help to differentiate our products and services from those of our competitors.
The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors,” including the risk factors entitled “We must adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others,” and “We must be able to operate and scale our technology effectively to manage any future growth.”
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
Money Transfer and Payment Instrument Licensing Regulations
We are subject to money transfer and payment instrument licensing regulations. We have obtained licenses to operate as a money transmitter in 41 states. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business. As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.

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
Our subsidiary bank is also subject to separate capital and leverage requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions. As of December 31, 2012, we and our subsidiary bank are each “well-capitalized” under the above standards and presently exceed our respective capital and leverage commitments.
In December 2010, the international Basel Committee on Banking Supervision reached an agreement on new risk-based capital, leverage and liquidity standards, known as “Basel III.” In June 2012, the Federal Reserve and other U.S. banking regulators proposed rules to implement many aspects of Basel III in the United States. The U.S. Basel III proposals contain new capital standards that would raise the quality of capital, increase minimum capital ratios and strengthen counterparty credit risk capital requirements. The U.S. Basel III proposals also include a new definition of common equity Tier 1 capital and would require that certain levels of such common equity Tier 1 capital be maintained. The proposals also include a new capital conservation buffer, which would impose a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets.
Under the U.S. Basel III proposals, many of the new capital requirements were scheduled to take effect on January 1, 2013 and would be phased in over several years. The Federal Reserve and other U.S. banking regulators announced in November 2012 that the U.S. Basel III proposals would not become effective on January 1, 2013. That announcement did not state when the U.S. Basel III proposals would take effect.
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

Source of Strength. Under Federal Reserve Board policy, bank holding companies are expected to act as a source of strength to their bank subsidiaries. This support may theoretically be required by the Federal Reserve Board at times when the bank holding company might otherwise determine not to provide it. As noted above, if a bank becomes less than adequately capitalized, it would need to submit an acceptable capital restoration plan that, in order to be acceptable, would need to be guaranteed by the parent holding company. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Federal Reserve Board is required to adopt new regulations formally requiring bank holding companies to serve as a source of strength to their subsidiary depository institutions. The Federal Reserve Board has not yet proposed rules to implement this requirement.
Acquisitions of Bank Holding Companies. Under the BHC Act and the Change in Bank Control Act, and their respective implementing regulations, Federal Reserve Board approval is necessary prior to any person or company acquiring control of a bank or bank holding company, subject to certain exceptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities, and may be presumed to exist if a person acquires 10% or more of any class of voting securities. These restrictions could affect the willingness or ability of a third party to acquire control of us for so long as we are a bank holding company particularly if the third party was not also a bank holding company.
Deposit Insurance and Deposit Insurance Assessments. Deposits accepted by banks, such as our subsidiary bank, have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, the level of which depends on the risk category of an institution and the amount of insured deposits that it holds. These rates currently range from 2.5 to 45 basis points on deposits. The FDIC may increase or decrease the assessment rate schedule semi-annually, and has in the past required and may in the future require banks to prepay their estimated assessments for future periods. The Dodd-Frank Act changes the method of calculating deposit assessments, requiring the FDIC to assess premiums on the basis of assets less tangible stockholders’ equity. The FDIC has indicated that this change will likely result in a lower assessment rate because of the larger assessment base. Because of the current stress on the FDIC’s Deposit Insurance Fund resulting from the banking crisis, those fees have increased and are likely to stay at a relatively high level.
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
Issuing Banks. All of the GPR cards that we provide and the Walmart gift cards we service are issued by either a federally- or state-chartered bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under “Anti-Money Laundering Laws” above and to comply with the privacy regulations promulgated under the GLB Act as discussed under “Privacy and Information Safeguard Laws” above. Our subsidiary bank is subject to the additional regulatory oversight and legal obligations described above, in its capacity as issuing bank of our GPR cards.
Other. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Moreover, additional changes to banking laws and regulations are possible in the near future. The Dodd-Frank Act made numerous changes to the regulatory framework governing banking organizations, and many of these changes require rulemakings by regulators, only a portion of which have been completed. These regulations could likewise substantially affect our business and operations. In addition, the U.S. Congress is considering various proposals relating to the activities and supervision of banks and bank holding companies, some of which could materially affect our operations and those of our subsidiary bank. Although there can be no assurance regarding the ultimate impact that adoption of these proposals will have on us, if the proposals are enacted, we expect that the benefits we seek to realize from our recent bank acquisition will be reduced.
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
In order to permit the direct deposit of Federal benefits and other Federal funds to our products, we comply with the requirements of the Electronic Fund Transfer Act of the Federal Reserve Board, or Regulation E, as they relate to payroll cards, including disclosure of the terms of our electronic fund transfer services to consumers prior to their use of the service, 21 days' advance notice of material changes, specific error resolution procedures and timetables, and limits on customer liability for transactions that are not authorized by the consumer.
In June 2011, the Consumer Financial Protection Bureau, or CFPB, issued a notice and request for comment on defining what kinds of companies should be included as “larger participants” for its nonbank supervision program. The CFPB subsequently published its first "larger participant" proposed rule, in February 2012, defining nonbank “larger participants” as entities engaged in consumer debt collection and consumer reporting. The CFPB published final rules regarding “larger participants” engaged in consumer reporting and consumer debt collection in, respectively, July 2012 and October 2012. Although the CFPB did not include prepaid card issuers in these rules, the CFPB may take actions in the future, including other rulemakings, that subject us or our products and services to its oversight and regulation.
In May 2012, the CFPB issued an Advanced Notice of Proposed Rulemaking seeking information from the public regarding GPR cards. Although rules were not published in the Advanced Notice of Proposed Rulemaking, the CFPB is focused on whether some or all of the provisions of Regulation E should apply to GPR cards and on the product fees, disclosures and product features of GPR cards.
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
Employees
As of December 31, 2012, we had 596 employees, including 431 in general and administrative, 67 in sales and marketing, and 98 in research and product development. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. As of December 31, 2012, we also had arrangements with third-party call center providers in Guatemala and the Philippines that provided us with approximately 1,465 contractors for customer service and similar functions.
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

•
the timing of commencement of new product development and initiatives that cause us to expand into new distribution channels, such as our GoBank product, and the length of time we must invest in those new products or channels before they generate material operating revenues;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•
the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure, including our investments in an in-house processing solution to eventually replace the processing services provided by Total System Services, Inc.;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•
volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses or fluctuations in the valuations of vesting equity that cause variations in our stock-based retailer incentive compensation; and

•	changes in the political or regulatory environment affecting the banking or electronic payments industries generally or prepaid financial services specifically.
The loss of operating revenues from Walmart and our three other largest retail distributors would adversely affect our business.
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 64% and 20%, respectively, in the year ended December 31, 2012. We do not expect the percentage of our 2013 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the year ended December 31, 2012, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Revenues from our retail distributors depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of consumer products, including competing prepaid cards, for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores; they could give higher priority to the products and services of other companies for a variety of reasons, and this risk is expected to become greater as we enter an environment in which our competitors are bringing to market at the stores of our retail distributors products and services that are, or that may be perceived to be, substantially similar to or better than ours. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our cards and MoneyPak reload product. Our operating revenues may also be negatively affected by our retail distributors’ operational decisions. For example, as retail distributors introduce and promote competing products at their store locations, as Walmart began to do in October 2012, the growth of our product sales may decline at those stores. Similarly, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline. Even if our retail distributors actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
Our operating revenues for a particular period are difficult to predict, and a shortfall in our operating revenues may harm our results of operations.
Our operating revenues for a particular period are difficult to predict, especially in light of recent developments in the competitive environment of our market and related uncertainty. Our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, may grow at a slower rate than in prior periods, as it did in 2012, or may decline, as we currently estimate it will in 2013. Our ability to meet financial expectations could be adversely affected by various factors such as increasing competition within the store locations of many of our largest retail distributors, and our continued implementation of voluntary risk control factors, which we believe is likely to, among other things, continue to adversely affect our new card activations from legitimate customers for the foreseeable future. We also expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results for each of the first three quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years.
Our ability to increase card usage and cardholder retention and to attract new long-term users of our products can also have a significant effect on our operating revenues. We may be unable to generate increases in card usage, cardholder retention or attract new long-term users of our products for a number of reasons, including our inability to maintain our existing distribution channels, the failure of our cardholder retention and usage incentives to influence cardholder behavior, our inability to predict accurately consumer preferences or industry changes and to modify our products and services on a timely basis in response thereto, and our inability to produce new features and services that appeal to existing and prospective cardholders. As a result, our operating results could vary materially from period to period based on the degree to which we are successful in increasing card usage and cardholder attention and attracting long-term users of our products.
Any of the above factors could have a material adverse impact on our business, operating results and financial condition.
The industry in which we compete is highly competitive, which could adversely affect our operating results.
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. We expect competition to intensify even further in 2013 as existing competitors and new market entrants are bringing to market products and services that are, or that may be perceived to be, substantially similar to or better than ours. For example, Walmart began selling an American Express-branded checking account alternative product at its store locations in October 2012. This competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

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
We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. In particular, our recently-introduced GoBank product is designed to compete directly with banks by providing products and services that they have traditionally provided. These and other competitors in the larger electronic payments industry are introducing new and innovative products and services, such as those involving radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, that compete with ours. We expect that this competition will intensify as the prepaid financial services industry and the larger banking and electronic payments industry continues to rapidly evolve.
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We could experience increased price competition as we are facing increased competition with a greater number of offerings from existing competitors and new market entrants at the stores of many of our retail distributors. If this happens, we expect that the purchase and use of our products and services would decline in the near term and farther into the future. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, any which would likely adversely affect our operating results.
Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services. If we fail to compete effectively against any of the foregoing threats, our revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
We make significant investments in new products and services that may not be successful.
Our prospects for growth depend on our ability to innovate by offering new, and adding value to our existing, product and service offerings and on our ability to effectively commercialize such innovations. We will continue to make significant investments in research, development, and marketing for new products and services, including GoBank and other mobile or banking products arising out of our acquisitions or otherwise. Investments in new products and services are speculative. Commercial success depends on many factors, including innovativeness, price, the competitive environment and effective distribution and marketing. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.

Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use and acceptance of our cards and reload network, and may adversely affect our financial position and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards or cardholder information, such as counterfeiting, fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, operating results and financial condition. Furthermore, we have accelerated the implementation of risk control mechanisms that have made it more difficult for legitimate customers to obtain and use our products and services. We believe it is likely that our risk control mechanisms will continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.
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
We and the banks that issue our cards are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Total System Services, Inc. The termination of the card association registrations held by us or any of the banks that issue our cards or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2012, interchange revenues represented 30.2% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
Our actual operating results may differ significantly from our guidance.
From time to time, we may issue guidance in our quarterly results conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to those projections.
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
All of our cards under the Walmart MoneyCard program are issued by GE Capital Retail Bank, formerly GE Money Bank. Our relationship with GE Capital Retail Bank will be for the foreseeable future, a critical component of our ability to conduct our business and to maintain our revenue and expense structure. We may be unable to maintain relationships with the third-party banks that issue our cards for a variety of reasons, including increased regulatory oversight, more burdensome regulation of our industry, increased compliance requirements or changes in business strategy. If we lose or do not maintain existing third-party banking relationships, we could incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the third-party banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or, following its expiration in 2015, renew our agreements with GE Capital Retail Bank under terms at least as favorable to us as those existing before renewal.

We receive important services from third-party vendors, including card processing from Total System Services, Inc. Replacing them would be difficult and disruptive to our business.
Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, card production and customer service, are outsourced to third-party vendors, such as Total System Services, Inc. for card processing and Genpact International, Inc. for call center services. It would be difficult to replace some of our third-party vendors, particularly Total System Services, Inc., in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us and our business and operations could be adversely affected. In February 2013, we amended our card processing agreement with Total System Services, Inc. to extend the term of our agreement by sixteen months to December 31, 2015.
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
We are currently subject to various litigation as described “Part I, Item 3. Legal Proceedings” of this report. In addition, we are subject to regulatory oversight in the normal course of our business, and have been and from time to time may be subject to regulatory or judicial proceedings or investigations. The outcome of securities class actions and other litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions.
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
We must adequately protect our brand and our intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others.
The Green Dot brand is important to our business, and we utilize trademark registrations and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have four patents outstanding and seven patents pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
Recent and proposed changes to U.S. patent laws and rules may also affect our ability to protect and enforce our intellectual property rights. For example, the recently passed Leahy-Smith America Invents Act, would transition the manner in which patents are issued and change the way in which issued patents are challenged. The long-term impact of these changes are unknown, but this law could cause a certain degree of uncertainty surrounding the enforcement and defense of our issued patents, as well as greater costs concerning new and existing patent applications.
We may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. These assertions may increase over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the mobile technology field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its elements infringes or will infringe on the patent rights of others. Regardless of the merit of these claims, we may be required to devote significant time and resources to defending against these claims or to protecting and enforcing our own rights. We might also be required to develop a non-infringing technology or enter into license agreements and there can be no assurance that licenses will be available on acceptable terms and conditions, if at all. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights or to defend successfully against an infringement action could harm our business, results of operations, financial condition and prospects.
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
Maintenance fee assessments accounted for approximately 95% of aggregate overdrawn account balances in the year ended December 31, 2012, as compared to approximately 92% in the year ended December 31, 2011. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.

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
We have in the past acquired, and we expect to acquire in the future, other businesses and technologies. The process of integrating an acquired business, product, service or technology can create unforeseen operating difficulties, expenditures and other challenges such as:

•	increased regulatory and compliance requirements;

•	regulatory restrictions on revenue streams of acquired businesses;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;

•	coordination of product, sales, marketing and program, and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	retention of employees from the acquired company;

•	integration of employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, and tax and other known and unknown liabilities; and

•	increased litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average three business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of December 31, 2012, we had assets subject to settlement risk of $36.1 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
We must be able to operate and scale our technology effectively to manage any future growth.
Our ability to continue to provide our products and services to network participants, as well as to enhance our existing products and services and offer new products and services, is dependent on our information technology systems. If we are unable to manage the technology associated with our business effectively, we could experience increased costs, reductions in system availability and losses of our network participants. Any failure of our systems in scalability and functionality would adversely impact our business, financial condition and results of operations.
Our future success depends on our ability to attract, integrate, retain and incentivize key personnel.
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and systems management personnel. Replacing departing key personnel can involve organizational disruption and uncertainty, as we experienced in connection with the departures of Mark T. Troughton, our former President, Cards and Network, in January 2012 and William D. Sowell, our former Chief Operating Officer in November 2012. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and systems management personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and our Series A convertible junior participating non-cumulative perpetual preferred stock has no voting power. Based upon beneficial ownership as of December 31, 2012, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 57% of our outstanding voting stock, representing approximately 65% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
ITEM 1B. Unresolved Staff Comments
Not applicable
ITEM 2. Properties
In December 2011, we entered into a ten-year office lease which became our new corporate headquarters, consisting of 140,000 square feet of office space in Pasadena, California. The initial term of the lease commenced November 1, 2012 and expires on October 31, 2022. We expect this new office space will accommodate our needs for the foreseeable future. We also maintain smaller administrative or project offices and own the real property where our subsidiary bank's only office is located in Provo, Utah.
ITEM 3. Legal Proceedings
On July 27, 2012, an alleged class action was filed in the United States District Court for the Central District of California, against us and two of our officers. A similar suit was filed on August 10, 2012.  Those cases have now been consolidated under the caption In re Green Dot Corporation Securities Litigation, Case No. CV 12-6492-GW (CWx), and a consolidated complaint has been filed.  The suit asserts purported claims under: (i) Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements in January 2012 and April 2012 regarding our business and financial results, on behalf of a class of purchasers of our securities between January 26, 2012 and July 26, 2012 (a period in which plaintiffs claim our stock price was artificially inflated); and (ii) Sections 11 and 15 of the Securities Act of 1933 for alleged misstatements in our IPO Registration Statement and Prospectus, on behalf of persons who acquired shares in or traceable to the IPO in July 2010.  The suit seeks compensatory damages, fees and costs. The defendants have filed a motion to dismiss the consolidated complaint.
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

	Low	High
Year ended December 31, 2012
Fourth Quarter	$9.54	$13.60
Third Quarter	$9.05	$24.97
Second Quarter	$19.93	$27.20
First Quarter	$26.20	$32.49

Year ended December 31, 2011
Fourth Quarter	$27.29	$35.25
Third Quarter	$24.94	$36.59
Second Quarter	$31.22	$49.93
First Quarter	$39.00	$65.00
Holders of Record
As of January 31, 2013, we had 103 holders of record of our Class A common stock and 39 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our Class A common stock for the foreseeable future. As a bank holding company, the Federal Reserve Board’s risk-based and leverage capital requirements, as well as other federal laws applicable to banks and bank holding companies, could limit our ability to pay dividends. We expect to retain future earnings, if any, to fund the development and future growth of our business. Any future determination to pay dividends on our Class A common stock, if permissible, will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on July 22, 2010 (the date our Class A common stock began trading on the NYSE), and ending on the close of trading on the NYSE on December 31, 2012. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends. Our Class B common stock is not publicly traded or listed on any exchange or dealer quotation system.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*

Among Green Dot Corporation, the Russell 2000 Index, and the S&P Financials Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
7/22/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
Green Dot Corporation
Russell 2000
S&P Financials

*$100 invested on 7/22/10 in stock or 6/30/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Russell Investment Group. All rights reserved.

Total Return to Shareholders
(Includes reinvestment of dividends)

		Index Returns for the Months Ending
Company/ Index	Base Period 7/22/10	2010		2011				2012
		Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Green Dot Corporation	$100	$110	$129	$98	$77	$71	$71	$60	$50	$28	$28
Russell 2000 Index	$100	111	129	140	137	107	124	139	135	142	144
S&P 500 Financials Index	$100	104	116	120	113	87	97	118	110	117	124

ITEM 6. Selected Financial Data
The following tables present selected historical financial data for our business. You should read this information together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this report. The selected consolidated financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the consolidated financial statements and related notes.
We derived the statement of operations data for the years ended December 31, 2012, 2011, and 2010, respectively, and the balance sheet data as of December 31, 2012, and 2011 from our audited consolidated financial statements included in Item 8 of this report. We derived the statement of operations data for the five months ended December 31, 2009, and the years ended July 31, 2009 and 2008 and balance sheet data as of December 31, 2010 and 2009, July 31, 2009, and 2008 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,			Five Months Ended December 31, 2009(1)	Year Ended July 31,
	2012	2011	2010		2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues:
Card revenues and other fees	$224,745	$209,489	$167,375	$50,895	$119,356	$91,233
Cash transfer revenues	165,232	134,143	101,502	30,509	62,396	45,310
Interchange revenues	164,559	141,103	108,380	31,353	53,064	31,583
Stock-based retailer incentive compensation(2)	(8,251)	(17,337)	(13,369)	—	—	—
Total operating revenues	546,285	467,398	363,888	112,757	234,816	168,126
Operating expenses:
Sales and marketing expenses	209,870	168,747	122,890	31,333	75,786	69,577
Compensation and benefits expenses(3)	114,930	87,671	70,102	26,610	40,096	28,303
Processing expenses	77,445	70,953	56,978	17,480	32,320	21,944
Other general and administrative expenses	71,900	56,578	44,599	14,020	22,944	19,124
Total operating expenses	474,145	383,949	294,569	89,443	171,146	138,948
Operating income	72,140	83,449	69,319	23,314	63,670	29,178
Interest income	4,074	910	365	115	396	665
Interest expense	(76)	(346)	(52)	(2)	(1)	(247)
Income before income taxes	76,138	84,013	69,632	23,427	64,065	29,596
Income tax expense	28,919	31,930	27,400	9,764	26,902	12,261
Net income	47,219	52,083	42,232	13,663	37,163	17,335
Dividends, accretion and allocated earnings of preferred stock	(7,599)	(554)	(14,659)	(9,170)	(29,000)	(13,650)
Net income allocated to common stockholders	$39,620	$51,529	$27,573	$4,493	$8,163	$3,685
Basic earnings per common share:
Class A common stock	$1.11	$1.24	$1.06	$—	$—	$—
Class B common stock	$1.11	$1.24	$1.06	$0.37	$0.68	$0.34
Basic weighted-average common shares issued and outstanding:
Class A common stock	29,698	22,238	2,980	—	—	—
Class B common stock	4,801	17,718	21,589	12,222	12,036	10,757
Diluted earnings per common share:
Class A common stock	$1.07	$1.19	$0.98	$—	$—	$—
Class B common stock	$1.07	$1.19	$0.98	$0.29	$0.52	$0.26
Diluted weighted-average common shares issued and outstanding:
Class A common stock	35,933	42,065	27,782	—	—	—
Class B common stock	6,150	19,822	24,796	15,425	15,712	14,154

	As of December 31,				As of July 31,
	2012	2011	2010	2009	2009	2008
		(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(4)	$297,225	$238,359	$172,638	$71,684	$41,931	$41,613
Investment securities, available-for-sale	183,787	31,210	—	—	—	—
Settlement assets(5)	36,127	27,355	19,968	42,569	35,570	17,445
Loans to bank customers	7,552	10,036	—	—	—	—
Total assets	725,728	425,859	285,758	183,108	123,269	97,246
Deposits	198,451	38,957	—	—	—	—
Obligations to customers(5)	46,156	—	—	—	—	—
Settlement obligations(5)	3,639	27,355	19,968	42,569	35,570	17,445
Long-term debt	—	—	—	—	—	—
Total liabilities	397,964	172,663	120,627	111,744	81,031	65,962
Redeemable convertible preferred stock	—	—	—	—	—	26,816
Total stockholders' equity	327,764	253,196	165,131	71,364	42,238	4,468
___________

(1)	In September 2009, we changed our fiscal year-end from July 31 to December 31.

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

(3)
Includes stock-based compensation expense of $12.7 million, $9.5 million, and $7.3 million for the years ended December 31, 2012, 2011, and 2010, $6.8 million for the five months ended December 31, 2009 and $2.5 million and $1.2 million for fiscal 2009 and 2008, respectively.

(4)
Includes $0.6 million, $12.9 million, $5.1 million, $15.4 million, $15.4 million and $2.3 million of restricted cash as of December 31, 2012, 2011, 2010, and 2009 and July 31, 2009 and 2008, respectively. Also includes $3.0 million and $2.4 million of federal funds sold as of December 31, 2012 and December 31, 2011, respectively. We had no federal funds sold prior to 2011.

(5)
Our retail distributors collect customer funds for purchases of new cards and reloads at the point of sale and then remit these funds directly to bank accounts established for the benefit of these customers by the banks that issue our cards. During the third quarter of 2012, our retail distributors began remitting these funds to our subsidiary bank as we transitioned our card issuing program with Synovus Bank to our subsidiary bank. Our retail distributors’ remittance of these funds takes an average of two business days. Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been received by our subsidiary bank. Obligations to customers represents customer funds collected from or to be remitted by our retail distributors for which the underlying products have not been activated. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.

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
Overview
Green Dot is a leading financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. We believe that we are the leading provider of general purpose reloadable, or GPR, prepaid debit cards in the United States and that our Green Dot Network is a leading reload network for prepaid cards in the United States. We distribute our products and services nationwide at more than 60,000 retail store locations and on the Internet, which provide consumers convenient access to our products and services. We are also the provider of GoBank, an innovative checking account developed for distribution and use via mobile phones, which is expected to be available to U.S. consumers generally during the second or third quarter of 2013.
Financial Results and Trends
Total operating revenues for the year ended December 31, 2012 were $546.3 million compared to $467.4 million for the year ended December 31, 2011. Total operating revenues were favorably impacted by increases in card revenues and other fees, cash transfer revenues and interchange revenues and a decrease in the amount of stock-based retailer incentive compensation. These revenues increased primarily due to period-over-period growth in all of our key metrics described below. Our total operating revenues were adversely impacted by the expiration and nonrenewal in October 2011 of our joint marketing and referral agreement with Intuit under which we established the TurboTax program.
Net income for the year ended December 31, 2012 was $47.2 million, compared to $52.1 million for the year ended December 31, 2011. Net income declined primarily due to increases in sales commissions and employee headcount, including the payment of $5.2 million of retention-based incentives for former employees of Loopt, Inc., or Loopt, which we acquired in March 2012. Net income also declined due to increases in costs of manufacturing and distributing card packages, driven by the transition of our card issuing program with Synovus Bank to our subsidiary bank and the launch of new products, increases in television and online advertising and associated expenses and increases in depreciation and amortization of property and equipment as we continue to invest in infrastructure and product development. In particular, our product development investments included our investments in GoBank, which is expected to be available to U.S. consumers generally during the second or third quarter of 2013.
During the third and fourth quarters of 2012 we began facing increased competition at some of our largest retail distributors. In October 2012, we saw the launch of new competing products at Walmart and at other retail distributor stores. We believe this increased competition impacted our financial results for the second half of 2012. Due to the inherent uncertainties of the competitive environment and how it may evolve, we cannot accurately predict the impact of these developments; however, we expect that our card revenues and other fees, cash transfer revenues and interchange revenues will continue to be negatively impacted by increased competition during 2013. In addition, during the third quarter of 2012, new card activations from legitimate customers were negatively impacted by the voluntary risk control mechanisms we began implementing earlier in 2012. We believe these voluntary risk control mechanisms impacted our financial results during the second half of 2012 and it is likely that our risk control mechanisms will continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.

Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
Number of GPR Cards Activated — represents the total number of GPR cards sold through our retail and online distribution channels that are activated and funded by cardholders in a specified period. We activated 8.07 million, 7.97 million, and 6.26 million GPR cards in the years ended December 31, 2012, 2011, and 2010, respectively. GPR card activations from repeat customers, or former GPR cardholders, were 3.25 million, 2.78 million, and 1.89 million, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 10% from the year ended December 31, 2011 to the year ended December 31, 2012. Beginning with the first quarter of 2013, we plan to discontinue the disclosure of this metric as we expect that it will become less meaningful due to the changing composition of our products and services.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 41.79 million, 34.27 million, and 26.49 million MoneyPak and POS swipe reload transactions in the years ended December 31, 2012, 2011, and 2010, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.37 million, 4.20 million, and 3.40 million active cards outstanding as of December 31, 2012, 2011, and 2010, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 6% from December 31, 2011 to December 31, 2012.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $17.2 billion, $16.1 billion, and $10.4 billion for the years ended December 31, 2012, 2011, and 2010, respectively. Excluding the impact of the discontinued TurboTax program, the total dollar volume increase was 21% from the year ended December 31, 2011 to the year ended December 31, 2012. While we continue to view our gross dollar volume as a key metric, we review this metric in conjunction with purchase volume and give greater weight to our purchase volume when assessing our operating performance because we believe it is a better indicator of interchange revenue performance.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products at merchant locations. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $12.6 billion, $11.1 billion, and $7.8 billion for the years ended December 31, 2012, 2011, and 2010, respectively. Excluding the impact of the discontinued TurboTax program, the increase was 22% from the year ended December 31, 2011 to the year ended December 31, 2012.
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR cards to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees when a consumer purchases a GPR or gift card in a retail store. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account, expediting delivery of the personalized GPR card that replaces the temporary card obtained at the retail store and upgrading a cardholder account to our premium program — the VIP program — which provide benefits for our more active cardholders.
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of Green Dot-branded and co-branded cards in our portfolio and upon the extent to which fees are waived based on significant usage. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of Green Dot-branded and co-branded active cards in our portfolio and the extent to which cardholders enroll in our VIP program, which has no ATM fees, or conduct ATM transactions on our fee-free ATM network, consisting of more than 23,000 nationwide ATMs as of December 2012. Our aggregate new card fee revenues vary based upon the number of GPR cards activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new card fees among Green Dot-branded and co-branded products and between GPR cards and gift cards.

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
Interchange Revenues — We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, when customers make purchase transactions using our products. Our aggregate interchange revenues vary based primarily on the number of active cards in our portfolio, the average transactional volume of the active cards in our portfolio and on the mix of cardholder purchases between those using signature identification technologies and those using personal identification numbers.
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
Operating Expenses
We classify our operating expenses into the following four categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the sales commissions we pay to our retail distributors and brokers, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized GPR cards to consumers who have activated their cards. We generally establish sales commission percentages in long-term distribution agreements with our retail distributors, and aggregate sales commissions are determined by the number of prepaid cards and cash transfers sold at their respective retail stores and, in certain cases, by the revenue generated from the ongoing use of those cards. We incur advertising and marketing expenses for television, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of GPR cards activated.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processor that maintains the records of our customers' accounts and processes transaction authorizations and postings for us, and the third-party banks that issue our prepaid cards. These costs generally vary based on the total number of active cards in our portfolio and gross dollar volume.
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
Revenue Recognition
We recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is sold or the service is performed, and collectability of the resulting receivable is reasonably assured.
We defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our service obligation to our customers. We consider the service obligation period to be the average card lifetime. We determine the average card lifetime for each pool of homogeneous products (e.g., products that exhibit the same characteristics such as nature of service and terms and conditions) based on company-specific historical data. Currently, we determine the average card lifetime separately for our GPR cards and gift cards. For our GPR cards, we measure the card lifetime as the period of time, inclusive of reload activity, between sale (or activation) of a card and the date of the last positive balance on that card. We analyze GPR cards activated between six and thirty months prior to each balance sheet date. We use this historical look-back period as a basis for determining our average card lifetime because it provides sufficient time for meaningful behavioral trends to develop. Currently, our GPR cards have an average card lifetime of seven months. The usage of gift cards is limited to the initial funds loaded to the card. Therefore, we measure these gift cards’ lifetime as the redemption period over which cardholders perform the substantial majority of their transactions. Currently, gift cards have an average lifetime of six months. We reassess average card lifetime quarterly. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
We also defer and expense commissions paid to retail distributors related to new card sales ratably over the average card lifetime, which is currently seven months for our GPR cards and six months for gift cards.
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
We establish a reserve for uncollectible overdrawn accounts for maintenance fees we assess and purchase transactions we honor, in each case in excess of a cardholder’s account balance. We classify overdrawn accounts into age groups based on the number of days since the account last had activity. We then calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent for several years. When more than 90 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts. Our actual recovery rates and related estimates thereof may change in the future in response to factors such as the pricing of reloads and new cards and the availability of substitute products.
Overdrafts due to maintenance fee assessments comprised approximately 95% of our total overdrawn account balances due from cardholders for the year ended December 31, 2012. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to two maintenance fees, currently $6.00 for the Walmart MoneyCard and $11.90 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related provision for uncollectible overdrawn accounts, as a component of card revenues and other fees in our consolidated statements of operations.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In December 2011, the FASB, issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of

Accumulated Other Comprehensive Income. ASU 2011-12 defers the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. We adopted all other components of ASU 2011-05 in the first quarter of 2012. The adoption did not have a significant impact on our consolidated financial statements. In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. Our adoption of this ASU on January 1, 2013 is not expected to have a material impact on our consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides entities testing goodwill for impairment with an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. We adopted this ASU in the first quarter of 2012. The adoption of this standard did not have any impact on our consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other, allowing an entity to perform a qualitative impairment assessment of indefinite-lived intangible assets before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
Comparison of Years Ended December 31, 2012 and 2011
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Years Ended December 31,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$224,745	41.1%	$209,489	44.8%
Cash transfer revenues	165,232	30.2	134,143	28.7
Interchange revenues	164,559	30.2	141,103	30.2
Stock-based retailer incentive compensation	(8,251)	(1.5)	(17,337)	(3.7)
Total operating revenues	$546,285	100.0%	$467,398	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $224.7 million for the year ended December 31, 2012, an increase of $15.3 million, or 7%, from the comparable period in 2011. The increase was primarily the result of an increase in monthly maintenance fee revenues, driven by period-over-period growth of 4% in the number of active cards in our portfolio. Card revenues and other fees also increased as a result of growth in new card fee revenues, which was driven by higher numbers of card activations from distribution channels in which we assess new card fees. The increases were partially offset by a decrease in ATM fee revenues, which was primarily driven by the discontinuation of the TurboTax program, as cardholders under this program typically performed more ATM transactions than the rest of our active card base. Additionally, we began offering our Walmart MoneyCard customers access to surcharge-free transactions via the nationwide MoneyPass ATM network in late June 2012, which also contributed to the decrease in ATM fee revenues. In addition, we believe our card revenues and other fees for the second half of 2012 were adversely impacted by changes in our competitive environment and our implementation of voluntary risk control mechanisms, as discussed above under “Financial Results and Trends.”

Cash Transfer Revenues — Cash transfer revenues totaled $165.2 million for the year ended December 31, 2012, an increase of $31.1 million, or 23%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 22% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network. Third party programs participating in our network contributed approximately 23% of total cash transfer revenues for the year ended December 31, 2012, versus approximately 17% of total cash transfer revenues for the year ended December 31, 2011. We believe our cash transfer revenues for the second half of 2012 were adversely impacted by changes in our competitive environment and our implementation of voluntary risk control mechanisms, as discussed above under “Financial Results and Trends.”
Interchange Revenues — Interchange revenues totaled $164.6 million for the year ended December 31, 2012, an increase of $23.5 million, or 17%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 4% in the number of active cards in our portfolio and a 13% increase in purchase volume. We believe our interchange revenues for the second half of 2012 were adversely impacted by changes in our competitive environment and our implementation of voluntary risk control mechanisms, as discussed above under “Financial Results and Trends.” Although we expect these challenges to impact our interchange revenues in 2013, we expect to experience a seasonal pattern in our interchange revenues during 2013 similar to 2012, as we believe purchase volume will be higher during the first quarter of 2013, as compared to the remaining quarters of 2013, due to taxpayers electing to receive their tax refunds via direct deposit on our cards.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 441,720 shares issued to Walmart during the year ended December 31, 2012. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $8.3 million of stock-based retailer incentive compensation, a decrease of $9.1 million, or 53%, from the comparable period in 2011. The decrease was the result of a lower stock price in the year ended December 31, 2012 compared with the corresponding period in 2011.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Years Ended December 31,
	2012		2011
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$209,870	38.4%	$168,747	36.1%
Compensation and benefits expenses	114,930	21.0	87,671	18.8
Processing expenses	77,445	14.2	70,953	15.2
Other general and administrative expenses	71,900	13.2	56,578	12.0
Total operating expenses	$474,145	86.8%	$383,949	82.1%
Sales and Marketing Expenses — Sales and marketing expenses totaled $209.9 million for the year ended December 31, 2012, an increase of $41.1 million, or 24% from the comparable period in 2011. The increase was primarily the result of a $24.1 million increase in sales commissions, driven by period-over-period growth of 22% in the number of cash transfers sold, 1% in the number of GPR cards activated, and 17% in total operating revenues. Costs of manufacturing and distributing card packages also increased as a result of the transition of our card issuing program with Synovus Bank to our subsidiary bank and the launch of new products. The increase in sales and marketing expenses was also due to a $7.1 million increase in advertising and marketing expenses, as we invested in our brand by running increased television and online advertising. In 2013, we expect to incur additional sales and marketing expenses as the sales commissions we pay to Walmart for the MoneyCard program are scheduled to increase in May 2013 by approximately four percentage points.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $114.9 million for the year ended December 31, 2012, an increase of $27.3 million or 31%, from the comparable period in 2011. This increase was primarily the result of a $20.9 million increase in employee compensation and benefits, which included $5.2 million of retention-based cash incentive payments associated with our acquisition of Loopt. This growth was also due to additional employee headcount from the Loopt acquisition as well as our continued expansion of our operations to support key growth initiatives. A $6.3 million increase in third-party contractor expenses also contributed to the increase in compensation and benefits expenses. We will continue to incur additional compensation and benefits expense associated with our acquisition of Loopt, including remaining retention-based incentives of up to $5.0 million, which we will recognize on a straight-line basis from January through September 2013.
Processing Expenses — Processing expenses totaled $77.4 million for the year ended December 31, 2012, an increase of $6.5 million, or 9% from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 4% in the number of active cards in our portfolio. Processing expenses were partially offset by an increase in volume incentives from the payment networks. While we expect processing expenses to be favorably impacted by the November 2012 transition of our card issuing program with Synovus Bank to our subsidiary bank, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues in 2013 or in future years because these expenses are subject to a variety of factors, many of which are outside our control.
Other General and Administrative Expenses — Other general and administrative expenses totaled $71.9 million for the year ended December 31, 2012, an increase of $15.3 million, or 27%, from the comparable period in 2011. This increase was primarily the result of a $5.8 million increase in depreciation and amortization of property and equipment, a $3.8 million increase in rent expense, and a $2.0 million increase in professional service fees. The increase in depreciation and amortization is primarily associated with investments in IT infrastructure and product development. The increase in rent expense was primarily due to additional rent expense associated with our new corporate office space located in Pasadena, California, which became our new headquarters facility in September 2012. We took control of the office space in January 2012 to construct tenant improvements, and accordingly, recorded rent expense thereafter. The increase in professional services fees was primarily associated with due diligence work related to our acquisition of Loopt.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.6
Employee stock-based compensation	1.4	1.2
Other	(0.1)	0.2
Effective tax rate	38.2%	38.0%
Our income tax expense decreased by $3.0 million to $28.9 million in the year ended December 31, 2012 from the comparable period in 2011 due to a decrease in income before income taxes over those same periods, and our effective tax rate increased 0.2% from 38.0% to 38.2%. The increases in our effective state tax rate and non-deductible employee stock-based compensation were offset by increases in general business tax credits taken during 2012.
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
Cash Transfer Revenues — Cash transfer revenues totaled $134.1 million for the year ended December 31, 2011, an increase of $32.6 million, or 32%, from the comparable period in 2010. The increase was primarily the result of period-over-period growth of 29% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network. Third party programs participating in our network contributed approximately 17% of total cash transfer revenues for the year ended December 31, 2011, versus 13% of total cash transfer revenues for the year ended December 31, 2010.
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
Our income tax expense increased by $4.3 million to $31.7 million in the year ended December 31, 2011 from the comparable period in 2010, and our effective tax rate decreased 1.3 percentage points from 39.3% to 38.0%. Certain enacted California tax law changes, which became effective January 1, 2011 and allowed us to continue to apply the alternative apportionment method we used to allocate income to California in 2009 and 2010, lowered the income we apportion to California from the comparable period in 2010, resulting in a lower effective state tax rate in 2011. The year ended December 31, 2010 was impacted by several discrete items. The California Franchise Tax Board approved a retroactive application of the alternative apportionment method to our income tax returns filed for the five months ended December 31, 2009 and the year ended July 31, 2009. We recognized this tax benefit in the year ended December 31, 2010. This tax benefit was partially offset by non-deductible expenses related to our initial public offering recognized in the year ended December 31, 2010.

Capital Requirements for Bank Holding Companies
As of December 31, 2012 and December 31, 2011, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since December 31, 2012 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
December 31, 2012
Tier 1 leverage	$289,323	47.8%	$30,266	5.0%
Tier 1 risk-based capital	289,323	84.3%	20,591	6.0%
Total risk-based capital	$289,323	84.3%	$34,318	10.0%

December 31, 2011
Tier 1 leverage	$228,971	69.1%	$16,578	5.0%
Tier 1 risk-based capital	228,971	80.7%	13,738	6.0%
Total risk-based capital	$228,971	80.7%	$28,374	10.0%
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total cash provided by (used in)
Operating activities	$102,028	$94,051	83,503
Investing activities	(210,320)	(50,441)	(3,213)
Financing activities	179,450	14,320	30,910
Increase in unrestricted cash and cash equivalents	$71,158	$57,930	$111,200
In the years ended December 31, 2012, 2011, and 2010, we financed our operations primarily through our cash flows from operations. At December 31, 2012, our primary source of liquidity was unrestricted cash and cash equivalents totaling $293.6 million. We also consider our $183.8 million of investment securities available-for-sale to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $102.0 million of net cash provided by operating activities in the year ended December 31, 2012 principally resulted from $47.2 million of net income, adjusted for certain non-cash operating expenses of $46.8 million. Our $94.1 million of net cash provided by operating activities in the year ended December 31, 2011 principally resulted from $52.1 million of net income, adjusted for certain non-cash operating expenses of $40.5 million. Our $83.5 million of net cash provided by operating activities in the year ended December 31, 2010 principally resulted from $42.2 million of net income, adjusted for certain non-cash operating expenses of $27.9 million.

Cash Flows from Investing Activities
Our $210.3 million of net cash used in investing activities in the year ended December 31, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $152.8 million, payments for acquisition of property and equipment of $40.4 million, net payments to acquire Loopt for $31.8 million, partially offset by a decrease in restricted cash of $12.3 million. Our $50.4 million of net cash used in investing activities in the year ended December 31, 2011 reflects purchases of available-for-sale investment securities, net of maturities, of $24.9 million, payments for acquisition of property and equipment of $23.1 million and an increase in restricted cash of $7.8 million. Our $3.2 million of net cash provided by investing activities in the year ended December 31, 2010 reflects a decrease in restricted cash of $10.2 million offset by payments for acquisition of property and equipment of $13.5 million.
Restricted cash on our consolidated balance sheet primarily represents our cash collateral requirements on our line of credit with Synovus Bank. We used the line of credit to fund timing differences between funds remitted by our retail distributors to the banks that issue our cards and funds utilized by our cardholders. In 2010, we reduced our cash collateral on our line of credit from $15.0 million to $5.0 million. In 2011, we increased our cash collateral from $5.0 million to $10.0 million. In November 2012, we transitioned all outstanding customer deposits associated with our card issuing program with Synovus Bank to our subsidiary bank. Concurrently, we terminated our line of credit with Synovus Bank, thus reducing our cash collateral to zero.
Cash Flows from Financing Activities
Our $179.5 million of net cash provided by financing activities in the year ended December 31, 2012 was primarily the result of $159.5 million of deposits and $13.7 million of obligations to customers we assumed as part of the transition of all outstanding customer deposits associated with our GPR card program with Synovus Bank to our subsidiary bank, proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan of $3.6 million and related excess tax benefits of $2.7 million. Our $14.3 million of net cash provided by financing activities for the year ended December 31, 2011 was the result of the exercise of stock options and the issuance of shares under our employee stock purchase plan of $6.1 million and excess tax benefits of $3.0 million. Our $30.9 million of net cash provided by financing activities for the year ended December 31, 2010 was primarily the result of proceeds from the exercise of stock options and warrants. We receive cash from the exercise of stock options and the sale of Class A common stock under our employee stock purchase plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our Class A common stock, the number of employees participating in our equity incentive plan and our employee stock purchase plan and general market conditions.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During 2013, we intend to continue to invest in a plan to transition to a new card processing solution and thereby reduce our dependence on Total System Services, Inc. for card processing services. We also intend to continue our investments in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect the level of our total investment in capital expenditures for 2013 to be similar to the level of investment in 2012.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
Additionally, we anticipate making ongoing cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. For example, in November 2012, we contributed approximately $26 million to our subsidiary bank in connection with the transition of our card issuing program with Synovus Bank to Green Dot Bank.

Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	43,721	4,502	8,838	9,028	21,353
Purchase obligations(1)	41,668	10,556	7,187	8,175	15,750
Other long-term liabilities	—	—	—	—	—
Total	$85,389	$15,058	$16,025	$17,203	$37,103
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See note 16 of the notes to our audited consolidated financial statements.
Off-Balance Sheet Arrangements
During the years ended December 31, 2012, 2011, and 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Statistical Disclosure by Bank Holding Companies
As discussed in Part I, Item 1. Business, we became a bank holding company in December 2011. This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only. All average balance data related to 2011 are calculated for the period December 8, 2011, the date of our acquisition of Green Dot Bank, to December 31, 2011.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data for our bank operations:

	Average Balance
	Year Ended December 31, 2012	Period ending December 31, 2011
	(In thousands)
Interest-bearing assets
Loans	$9,178	$10,159
Taxable investment securities	3,584	4,025
Non-taxable investment securities	2,155	2,420
Federal funds sold	2,218	2,400
Total interest-bearing assets	17,135	19,004
Non-interest bearing assets	93,938	40,045
Total assets	$111,073	$59,049

Interest-bearing liabilities
Negotiable order of withdrawal (NOW)	$6,724	$1,634
Savings deposits	1,650	6,812
Time deposits, denominations greater than or equal to $100	3,020	1,383
Time deposits, denominations less than $100	6,742	9,779
Total interest-bearing liabilities	18,136	19,608
Non-interest bearing liabilities	58,105	16,770
Total liabilities	76,241	36,378
Total stockholders' equity	34,832	22,671
Total liabilities and stockholders' equity	$111,073	$59,049
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2012 and December 31, 2011:

	Amortized Cost	Fair Value
December 31, 2012	(In thousands)
Agency securities	$804	$811
Municipal bonds	2,022	2,058
U.S. treasury notes	20,020	19,956
Total fixed-income securities	$22,846	$22,825

December 31, 2011
Agency securities	$3,979	$3,987
Municipal bonds	2,379	2,391
Total fixed-income securities	$6,358	$6,378

The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2012 and December 31, 2011:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
December 31, 2012	(In thousands)
Agency securities	$—	$—	$804	$—	$804
Municipal bonds	562	831	629	—	2,022
U.S. treasury notes	16,983	3,037	—	—	20,020
Total fixed-income securities	$17,545	$3,868	$1,433	$—	$22,846

Weighted-average yield	0.23%	0.79%	2.69%	—%	0.48%

December 31, 2011
Agency securities	$—	$1,060	$2,080	$839	$3,979
Municipal bonds	—	1,315	961	103	2,379
Total fixed-income securities	$—	$2,375	$3,041	$942	$6,358

Weighted-average yield	—%	2.98%	3.07%	3.26%	3.06%
Loan Portfolio
The aggregate loan portfolio before allowance for loan losses totaled $8.0 million at December 31, 2012 or a 20.0% decrease compared to December 31, 2011. The following table shows the composition of Green Dot Bank’s loan portfolio as of December 31, 2012 and December 31, 2011:

	Due in one year or less	Due after one year through five years	Due after five years	Total
December 31, 2012	(In thousands)
Real estate
Fixed rate	$1,648	$1,687	$—	$3,335
Commercial
Fixed rate	950	—	—	950
Floating rate	—	133	—	133
Installment
Fixed rate	826	2,212	96	3,134
Total loans	$3,424	$4,032	$96	$7,552

December 31, 2011
Real estate
Fixed rate	$3,630	$1,856	$—	$5,486
Commercial
Fixed rate	1,230	34		1,264
Floating rate	—	—	153	153
Installment
Fixed rate	388	2,746	—	3,134
Total loans	$5,248	$4,636	$153	$10,037
Allowance for Loan Losses
The allowance for loan losses totaled $0.5 million or 6.3% of outstanding loans and 122.7% of nonaccruing loans at December 31, 2012. There was no allowance as of December 31, 2011 as all loans were recorded at fair value as of the purchase date of Green Dot Bank on December 8, 2011. The increase in the allowance for loan loss balance during the year was due to seasoning of our loan portfolio and subsequent changes in estimated inherent credit losses since the acquisition date fair value determination. Refer to Note 2 - Summary of Significant Accounting Policies in Item 8 of this report for our accounting policy on allowance for loan losses.

Year Ended December 31, 2012
Allowance for loan losses:	(In thousands)
Beginning balance	$—
Loans charged off:
Commercial	—
Real Estate	59
Installment	164
Total	223
Recoveries of loans previously charged off:
Commercial	—
Real Estate	—
Installment	—
Total	—
Net loans charged off	223
Provision for allowance for loan losses	698
Ending balance	$475
Allowance for loan losses to loans outstanding at year-end	5.92%

Net charge-offs to average loans	0.03
Total provision for (reduction of) credit losses to average loans	0.08
Recoveries to gross charge-offs	—
Allowance for loan losses as a multiple of net charge-offs	2.13
At December 31, 2012, impaired loans totaled $0.7 million, including $0.5 million of impaired loans with specific allowances of $0.1 million and $0.2 million with no specific allowances because the loan balances represent the amounts we expect to recover. At December 31, 2011, we had no impaired loans.
The components of our allowance for loan losses, by category, are as follows:

	December 31, 2012
	Allowance	% of Loans
Loan category:	(In thousands)
Commercial	$96	14.34%
Real Estate	226	44.16%
Installment	153	41.50%
Total	$475	100.00%
Loan Portfolio Concentrations
Green Dot Bank, our subsidiary bank, operates at a single office in Provo, Utah located in the Utah County area. As of December 31, 2012, approximately 92.5% of our borrowers resided in the state of Utah and approximately 39.4% in the city of Provo. Consequently, we are susceptible to any adverse market or environmental conditions that may impact this specific geographic region.

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the year ended December 31, 2012 and from December 8, 2011 through December 31, 2011:

	Average Balance	Weighted-Average Rate
	(In thousands)
December 31, 2012
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	$1,650	0.25%
Savings deposits	6,724	0.25%
Time deposits, denominations greater than or equal to $100	3,020	0.71%
Time deposits, denominations less than $100	6,742	0.83%
Total interest-bearing deposit accounts	18,136	0.54%
Non-interest bearing deposit accounts	50,151
Total deposits	$68,287

December 31, 2011
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	$1,634	0.25%
Savings deposits	6,812	0.38%
Time deposits, denominations greater than or equal to $100	1,383	1.05%
Time deposits, denominations less than $100	9,779	1.22%
Total interest-bearing deposit accounts	19,608	0.83%
Non-interest bearing deposit accounts	16,738
Total deposits	$36,346
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2012:

December 31, 2012
(In thousands)
Less than 3 months	529
3 through 6 months	1,207
6 through 12 months	894
Greater than 12 months	957
3,587
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the year ended December 31, 2012 and the period from December 8, 2011 through December 31, 2011:

December 31, 2012
Pretax return on assets	2.4%
Net return on equity	7.7%
Equity to assets ratio	31.4%

December 31, 2011
Pretax return on assets	0.2%
Net return on equity	0.5%
Equity to assets ratio	38.4%

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

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Green Dot Corporation

We have audited Green Dot Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Green Dot Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Green Dot Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Green Dot Corporation and our report dated March 1, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Los Angeles, California
March 1, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Green Dot Corporation

We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Dot Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Dot Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 1, 2013

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except par value)
Assets
Current assets:
Unrestricted cash and cash equivalents	$293,590	$223,033
Federal funds sold	3,001	2,400
Investment securities available-for-sale, at fair value	115,244	20,647
Settlement assets	36,127	27,355
Accounts receivable, net	40,441	41,307
Prepaid expenses and other assets	31,952	11,822
Income tax receivable	7,386	3,371
Net deferred tax assets	2,478	6,664
Total current assets	530,219	336,599
Restricted cash	634	12,926
Investment securities, available-for-sale, at fair value	68,543	10,563
Accounts receivable, net	10,931	4,147
Loans to bank customers, net of allowance for loan losses of $475 and $0 as of December 31, 2012 and 2011, respectively	7,552	10,036
Prepaid expenses and other assets	1,530	202
Property and equipment, net	58,376	27,281
Deferred expenses	12,510	12,604
Net deferred tax assets	4,629	—
Goodwill and intangible assets	30,804	11,501
Total assets	$725,728	$425,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,411	$15,441
Deposits	198,451	38,957
Obligations to customers	46,156	—
Settlement obligations	3,639	27,355
Amounts due to card issuing banks for overdrawn accounts	50,724	42,153
Other accrued liabilities	29,469	16,248
Deferred revenue	19,557	21,500
Net deferred tax liabilities	—	—
Total current liabilities	379,407	161,654
Other accrued liabilities	18,557	6,239
Deferred revenue	—	19
Net deferred tax liabilities	—	4,751
Total liabilities	397,964	172,663
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized and 7 shares issued and outstanding as of December 31, 2012 and 2011, respectively	7	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2012 and 2011, respectively; 31,798 and 30,162 shares issued and outstanding as of December 31, 2012 and 2011, respectively	31	30
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of December 31, 2012 and 2011, respectively; 4,197 and 5,280 shares issued and outstanding as of December 31, 2012 and 2011, respectively	4	5
Additional paid-in capital	158,656	131,383
Retained earnings	168,960	121,741
Accumulated other comprehensive income	106	30
Total stockholders’ equity	327,764	253,196
Total liabilities and stockholders’ equity	$725,728	$425,859
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$224,745	$209,489	167,375
Cash transfer revenues	165,232	134,143	101,502
Interchange revenues	164,559	141,103	108,380
Stock-based retailer incentive compensation	(8,251)	(17,337)	(13,369)
Total operating revenues	546,285	467,398	363,888
Operating expenses:
Sales and marketing expenses	209,870	168,747	122,890
Compensation and benefits expenses	114,930	87,671	70,102
Processing expenses	77,445	70,953	56,978
Other general and administrative expenses	71,900	56,578	44,599
Total operating expenses	474,145	383,949	294,569
Operating income	72,140	83,449	69,319
Interest income	4,074	910	365
Interest expense	(76)	(346)	(52)
Income before income taxes	76,138	84,013	69,632
Income tax expense	28,919	31,930	27,400
Net income	47,219	52,083	42,232
Income attributable to preferred stock	(7,599)	(558)	(14,659)
Net income allocated to common stockholders	$39,620	$51,525	$27,573
Basic earnings per common share:
Class A common stock	$1.11	$1.24	$1.06
Class B common stock	$1.11	$1.24	$1.06
Basic weighted-average common shares issued and outstanding:
Class A common stock	29,698	22,238	2,980
Class B common stock	4,801	17,718	21,589
Diluted earnings per common share:
Class A common stock	$1.07	$1.19	$0.98
Class B common stock	$1.07	$1.19	$0.98
Diluted weighted-average common shares issued and outstanding:
Class A common stock	35,933	42,065	27,782
Class B common stock	6,150	19,822	24,796
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010

Net income	$47,219	$52,083	42,232
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period, net of reclassification adjustments for amounts included in net income	76	30	—
Comprehensive income	$47,295	$52,113	$42,232
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2009	24,942	$31,322	—	$—	12,860	$13	$12,603	$27,426	$—	$71,364
Exercise of options and warrants	—	—	—	—	1,840	2	30,873	—	—	30,875
Stock-based compensation	—	—	—	—	2	—	7,256	—	—	7,256
Stock-based retailer incentive compensation	—	—	2,209	—		—	13,369	—	—	13,369
Conversion of preferred stock upon IPO	(24,942)	(31,322)	—	—	24,942	25	31,297	—	—	—
Conversion of Class B common stock upon IPO	—	—	5,242	5	(5,242)	(5)	—	—	—	—
Conversion of Class B common stock upon follow-on offering	—	—	3,686	4	(3,686)	(4)	35	—	—	35
Conversion of Class B common stock by stockholders	—	—	3,625	4	(3,625)	(4)	—	—	—	—
Net income	—	—	—	—	—	—	—	42,232	—	42,232
Balance at December 31, 2010	—	$—	14,762	$13	27,091	$27	$95,433	$69,658	$—	$165,131
Common stock issued under stock plans and related tax effects	—	—	104	2	344	—	9,089	—	—	9,091
Stock-based compensation	—	—	—	—	—	—	9,524	—	—	9,524
Stock-based retailer incentive compensation	—	—	—	—	—	—	17,337	—	—	17,337
Conversion of Class B common stock by stockholders	7	7	15,296	15	(22,155)	(22)	—	—	—	—
Net income	—	—	—	—	—	—	—	52,083	—	52,083
Other comprehensive income	—	—	—	—	—	—	—	—	30	30
Balance at December 31, 2011	7	$7	30,162	$30	5,280	$5	$131,383	$121,741	$30	$253,196
Common stock issued under stock plans and related tax effects	—	—	141	—	412	—	6,288	—	—	6,288
Stock-based compensation	—	—	—	—	—	—	12,734	—	—	12,734
Stock-based retailer incentive compensation	—	—	—	—	—	—	8,251	—	—	8,251
Conversion of Class B common stock by stockholders	—	—	1,495	1	(1,495)	(1)	—	—	—	—
Net income	—	—	—	—	—	—	—	47,219	—	47,219
Other comprehensive income	—	—	—	—	—	—	—	—	76	76
Balance at December 31, 2012	7	$7	31,798	$31	4,197	$4	$158,656	$168,960	$106	$327,764
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net income	$47,219	$52,083	42,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,131	12,330	7,588
Provision for uncollectible overdrawn accounts	62,345	60,562	46,093
Employee stock-based compensation	12,734	9,524	7,256
Stock-based retailer incentive compensation	8,251	17,337	13,369
Amortization of premium on available-for-sale investment securities	1,188	251	—
Realized gains on investment securities	(11)	—	—
(Recovery) provision for uncollectible trade receivables	(359)	455	(13)
Impairment of capitalized software	1,029	397	409
Deferred income tax expense (benefit)	5,792	251	(704)
Excess tax benefits from exercise of options	(2,738)	(2,951)	(24,842)
Changes in operating assets and liabilities:
Accounts receivable, net	(66,099)	(70,510)	(51,754)
Prepaid expenses and other assets	(21,325)	(2,838)	(1,042)
Deferred expenses	94	(3,100)	(1,304)
Accounts payable and other accrued liabilities	31,475	(4,489)	16,042
Amounts due issuing bank for overdrawn accounts	7,571	7,085	11,646
Deferred revenue	(1,962)	4,261	2,113
Income tax receivable	(1,307)	13,403	16,414
Net cash provided by operating activities	102,028	94,051	83,503
Investing activities
Purchases of available-for-sale investment securities	(271,869)	(45,056)	—
Proceeds from maturities of available-for-sale securities	37,563	20,152	—
Proceeds from sales of available-for-sale securities	81,474	—	—
Decrease (increase) in restricted cash	12,292	(7,791)	10,246
Payments for acquisition of property and equipment	(40,441)	(23,076)	(13,459)
Net principal collections on loans	2,484	245	—
Acquisitions, net of cash acquired	(31,823)	5,085	—
Net cash used in investing activities	(210,320)	(50,441)	(3,213)
Financing activities
Proceeds from exercise of options	3,550	6,138	6,068
Excess tax benefits from exercise of options	2,738	2,951	24,842
Net increase in deposits	159,494	5,231	—
Net increase in obligations to customers	13,668	—	—
Net cash provided by financing activities	179,450	14,320	30,910
Net increase in unrestricted cash, cash equivalents, and federal funds sold	71,158	57,930	111,200
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	225,433	167,503	56,303
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$296,591	$225,433	167,503

Cash paid for interest	$98	$108	42
Cash paid for income taxes	$28,203	$18,291	14,282
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries, Next Estate Communications, Inc.; Green Dot Bank; and Loopt, LLC) is a leading financial services company providing simple, low-cost and convenient money management solutions to a broad base of U.S. consumers. Our products and services include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and GoBank, an innovative checking account developed for distribution and use via mobile phones, which is expected to be available to U.S. consumers generally during the second or third quarter of 2013. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
We market our products and services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by Green Dot Bank and third-party issuing banks including GE Capital Retail Bank (formerly GE Money Bank),The Bancorp Bank, University National Bank, and prior to November 2012, Columbus Bank and Trust Company, a division of Synovus Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Radio Shack, and with various industry resellers, such as Blackhawk Network, Inc. and Incomm. We refer to participating retailers collectively as our “retail distributors.”
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
In March 2012, we acquired Loopt, Inc., or Loopt, for approximately $33.6 million in cash in exchange for all of its outstanding shares. Loopt's results of operations are included in our consolidated results of operations following the acquisition date. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to our financial results. We committed to pay $9.8 million in retention-based incentives for employees we hired in connection with the acquisition of Loopt. In December 2012, we converted Loopt from a corporation to a limited liability company.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the results of entities that we control through a 50% or more ownership interest. We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. We have eliminated all significant intercompany balances and transactions in consolidation. We include the results of operations of acquired companies from the date of acquisition.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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
Changes in Presentation
Certain prior period amounts have been reclassified to conform to the current period presentation. Intangible assets of $0.7 million as of December 31, 2011 have been reclassified from prepaid expenses and other assets to goodwill and intangible assets in the consolidated balance sheets.
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
Unrestricted Cash and Cash Equivalents and Federal Funds Sold
We consider all unrestricted highly liquid investments with an original maturity of three months or less to be unrestricted cash and cash equivalents. Federal funds sold consist of unsecured overnight advances of excess balances in our bank reserve account and are included in unrestricted cash and cash equivalents on our statements of cash flows.
Investment Securities
Our investment portfolio is primarily comprised of fixed income securities. We classify these securities as available-for-sale and report them at fair value with the related unrealized gains and losses, net of tax, included in accumulated other comprehensive income, a component of stockholders’ equity. We classify investment securities with original maturities greater than 90 days, but less than or equal to 365 days as current assets.
We regularly evaluate each fixed income security where the value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether we either plan to sell the security or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost. If the impairment of the investment security is credit-related, an other-than-temporary impairment is recorded in earnings. We recognize non-credit-related impairment in accumulated other comprehensive income. If we intend to sell an investment security or believe we will more-likely-than-not be required to sell a security, we record the full amount of the impairment as an other-than-temporary impairment.
Interest on fixed income securities, including amortization of premiums and accretion of discounts, is included in interest income.
Obligations to Customers and Settlement Assets and Obligations
Our retail distributors collect customer funds for purchases of new cards and reloads at the point of sale and then remit these funds directly to bank accounts established for the benefit of these customers by the banks that issue our cards. During the third quarter of 2012, our retail distributors began remitting these funds to our subsidiary bank as we transitioned our card issuing program with Synovus Bank to our subsidiary bank. Our retail distributors’ remittance of these funds takes an average of two business days.
Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been received by our subsidiary bank. Obligations to customers represent customer funds collected from or to be remitted by our retail distributors for which the underlying products have not been activated. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Accounts Receivable, Net
Accounts receivable is comprised principally of receivables due from card issuing banks, overdrawn account balances due from cardholders, trade accounts receivable and other receivables. We record accounts receivable net of reserves for estimated uncollectible accounts. Receivables due from card issuing banks primarily represent revenue-related funds collected by the third-party card issuing banks from our retail distributors, merchant banks and cardholders that have yet to be remitted to us. These receivables are generally collected within a short period of time based on the remittance terms in our agreements with the third-party card issuing banks.
Overdrawn Account Balances Due from Cardholders and Reserve for Uncollectible Overdrawn Accounts
Cardholder account overdrafts may arise from maintenance fee assessments on our GPR cards or from purchase transactions that we honor on GPR or gift cards, in each case in excess of the funds in a cardholder’s account. We are exposed to losses from unrecovered cardholder account overdrafts. We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days that have elapsed since an account has had activity, such as a purchase, ATM transaction or maintenance fee assessment. We calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. When more than 90 days have passed without activity in an account, we consider recovery to be remote and write off the full amount of the overdrawn account balance. We include our provision for uncollectible overdrawn accounts related to maintenance fees and purchase transactions as an offset to card revenues and other fees and in other general and administrative expenses, respectively, in the accompanying consolidated statements of operations.
Restricted Cash
We maintain restricted deposits in bank accounts to collateralize a standby letter of credit that guarantees our full performance of our obligations under our ten-year office lease in Pasadena, California. As of December 31, 2011, we also maintained restricted cash deposits to collateralize our then-outstanding line of credit. After a consumer purchases a new card or cash transfer product at a retail location, we make the funds immediately available once the consumer goes online or calls a toll-free number to activate the new card or add funds from a cash transfer product. Since our retail distributors do not remit funds to our card issuing banks, on average, for two business days, we maintained a line of credit with certain third-party card issuing banks that was available to fund any cash requirements related to the timing difference between funds remitted by our retail distributors to the third-party card issuing banks and funds utilized by consumers. We repaid any draws on this line of credit when our retail distributors remitted the funds to the bank account of the applicable third-party card issuing bank.
Loans to Bank Customers
We report loans measured at historical cost at their outstanding principle balances, net of any charge-offs, and for purchased loans, net of any unaccreted discounts. We recognize interest income as it is earned.
Purchased Credit-Impaired Loans
In connection with our acquisition of Bonneville Bancorp, we acquired loans and recorded them at fair value on the acquisition date. Some of our purchased loans have had evidence of credit quality deterioration since origination. We consider purchased loans to be impaired if we do not expect to receive all contractually required cash flows due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually-required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Impairment of Long Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. Included in other general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 were $1.0 million, $0.4 million and $0.4 million, respectively, of recognized impairment losses on internal-use software.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. We first assess qualitative factors to determine whether it is more likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step quantitative impairment test. The first step of the quantitative impairment test involves a comparison of the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the quantitative impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For intangible assets, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.
Amounts Due to Card Issuing Banks for Overdrawn Accounts
Our third-party card issuing banks fund overdrawn cardholder account balances on our behalf. Amounts funded are due from us to the card issuing banks based on terms specified in the agreements with the card issuing banks. Generally, we expect to settle these obligations within twelve months.
Fair Value
Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following describes the three-level hierarchy:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes U.S. government and agency mortgage-backed fixed income securities and corporate fixed income securities

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, market comparables, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. This category generally includes certain private equity investments and certain asset-backed securities
Revenue Recognition
Our operating revenues consist of card revenues and other fees, cash transfer revenues and interchange revenues. We recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is sold or the service is performed, and collectability of the resulting receivable is reasonably assured.
Card revenues and other fees consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over the month for which they are assessed. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the same time our service is completed and the fees are assessed. We charge new card fees when a consumer purchases a new card in a retail store. We defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently seven months for our GPR cards and six months for our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the period of time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders perform the substantial majority of their transactions. We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account, expediting delivery of the personalized debit card that replaces the temporary card obtained at the retail store, and upgrading a cardholder account to one of our upgrade programs. We generally recognize revenue related to optional products and services when the underlying services are completed, but we treat revenues related to our upgrade programs in a manner similar to new card fees and monthly maintenance fees.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of sales commissions, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards, and promotional materials to our retail distributors’ locations and personalized GPR cards to consumers who have activated their cards.
We pay our retail distributors and brokers commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently seven months for our GPR cards and six months for our gift cards. Absent a new card fee, we expense the related commissions immediately. We expense commissions related to cash transfer products when the cash transfer transactions are completed. We expense costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising first takes place. We record the costs associated with card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime.
Our sales commissions, advertising and marketing expenses and manufacturing and distributing costs were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Sales commissions	$145,462	$121,430	$82,418
Advertising and marketing expenses	21,765	14,673	15,604
Manufacturing and distributing costs	42,643	32,644	24,868
Sales and marketing expenses	$209,870	$168,747	$122,890
Included in our manufacturing and distributing costs were shipping and handling costs of $3.4 million, $3.4 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010. Also included in our manufacturing and distributing costs were liabilities that we incurred for use tax to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
Employee Stock-Based Compensation
We record employee stock-based compensation expense using the fair value method of accounting. For stock options and stock purchases under our employee stock purchase plan, or ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes Merton option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
Income Taxes
Our income tax expense is comprised of current and deferred income tax expense. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from the changes in deferred tax assets and liabilities during the periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in our consolidated financial statements. We also recognize deferred tax assets for tax attributes such as net operating loss carryforwards and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts we conclude are more likely-than-not to be realized in the foreseeable future.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In December 2011, the FASB, issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income. ASU 2011-12 defers the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. We adopted all other components of ASU 2011-05 in the first quarter of 2012. The adoption did not have a significant impact on our consolidated financial statements. In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. Our adoption of this ASU on January 1, 2013 is not expected to have a material impact on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
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
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides entities testing goodwill for impairment with an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. We adopted this ASU in the first quarter of 2012. The adoption of this standard did not have any impact on our consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other, allowing an entity to perform a qualitative impairment assessment of indefinite-lived intangible assets before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012	(In thousands)
Corporate bonds	$37,320	$39	$(2)	$37,357
Commercial paper	55,733	17	(2)	55,748
Negotiable certificate of deposit	4,400	14	—	4,414
U.S. treasury notes	22,258	9	—	22,267
Agency securities	25,845	23	(1)	25,867
Municipal bonds	11,528	43	(3)	11,568
Asset-backed securities	26,533	33	—	26,566
Total fixed income securities	$183,617	$178	$(8)	$183,787

December 31, 2011
Corporate bonds	$16,307	$27	$(1)	$16,333
Commercial paper	4,998	1	—	4,999
Negotiable certificate of deposit	3,500	—	—	3,500
Agency securities	3,979	12	(4)	3,987
Municipal bonds	2,379	13	(1)	2,391
Total fixed income securities	$31,163	$53	$(6)	$31,210

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities (continued)
As of December 31, 2012 and December 31, 2011, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
December 31, 2012	(In thousands)
Fixed income securities
Corporate bonds	$6,138	$(2)	$—	$—	$6,138	$(2)
Commercial paper	6,390	(2)	—	—	6,390	(2)
Agency securities	6,302	(1)	—	—	6,302	(1)
Municipal bonds	1,602	(3)	—	—	1,602	(3)
Total fixed income securities	$20,432	$(8)	$—	$—	$20,432	$(8)

December 31, 2011
Fixed income securities
Corporate bonds	$2,999	$(1)	$—	$—	$2,999	$(1)
Agency securities	1,663	(4)	—	—	1,663	(4)
Municipal bonds	324	(1)	—	—	324	(1)
Total fixed income securities	$4,986	$(6)	$—	$—	$4,986	$(6)
We did not record any other-than-temporary impairment losses during the years ended December 31, 2012 or 2011 on our available-for-sale investment securities. We do not intend to sell these investments or we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of December 31, 2012, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$115,195	$115,244
Due after one year through five years	40,456	40,516
Due after five years through ten years	1,433	1,461
Due after ten years	—	—
Asset-backed securities	26,533	26,566
Total fixed income securities	$183,617	$183,787
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Overdrawn account balances due from cardholders	$24,328	$22,139
Reserve for uncollectible overdrawn accounts	(16,257)	(15,309)
Net overdrawn account balances due from cardholders	8,071	6,830

Trade receivables	5,686	5,574
Reserve for uncollectible trade receivables	(69)	(453)
Net trade receivables	5,617	5,121

Receivables due from card issuing banks	33,729	28,812
Other receivables	3,375	4,691
Accounts receivable, net	$50,792	$45,454

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Accounts Receivable (continued)
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance, beginning of period	$15,309	$11,823	$7,460
Provision for uncollectible overdrawn accounts:
Fees	59,445	55,048	43,634
Purchase transactions	2,900	5,514	2,459
Charge-offs	(61,397)	(57,076)	(41,730)
Balance, end of period	$16,257	$15,309	$11,823
Note 5—Loans to Bank Customers
The following table presents total outstanding loans and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Purchased Credit-Impaired Loans	Total Outstanding
December 31, 2012	(In thousands)
Real estate	$88	$—	$—	$88	$3,139	$106	$3,333
Commercial	—	—	—	—	1,079	5	1,084
Installment	1	1	—	2	2,976	157	3,135
Total loans	$89	$1	$—	$90	$7,194	$268	$7,552

Percentage of outstanding	1.18%	0.01%	—%	1.19%	95.26%	3.55%	100.00%

December 31, 2011
Real estate	$—	$—	$—	$—	$4,983	$503	$5,486
Commercial	2	—	—	2	1,371	44	1,417
Installment	—	—	—	—	2,881	252	3,133
Total loans	$2	$—	$—	$2	$9,235	$799	$10,036

Percentage of outstanding	0.02%	—%	—%	0.02%	92.02%	7.96%	100.00%
Nonperforming Loans
The following table presents our nonperforming loans, including impaired loans other than purchased credit-impaired, or PCI, loans. See Note 2–Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31,
	2012	2011
	(In thousands)
Real estate	$8	$—
Commercial	244	—
Installment	135	—
Total loans	$387	$—
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
The table below presents our primary credit quality indicators related to our loan portfolio:

	December 31, 2012		December 31, 2011
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$3,219	$114	$5,125	$361
Commercial	835	249	1,407	10
Installment	2,843	292	2,982	151
Total loans	$6,897	$655	$9,514	$522
Purchased Credit-Impaired Loans
The table below presents the remaining unpaid principal balance and carrying amount for purchased credit-impaired loans:

	December 31,
	2012	2011
	(In thousands)
Unpaid principal balance	$729	$1,506
Carrying value excluding allowance for loan losses	350	799
The table below shows activity for the accretable yield on purchased credit-impaired loans:

	Year Ended December 31, 2012	Period Ended
		December 31, 2011
	(In thousands)
Accretable yield at beginning of period	$99	$—
Additions	—	99
Accretion	(34)	—
Adjustments	62	—
Accretable yield at end of period	$127	$99
Impaired Loans and Troubled Debt Restructurings
The table below presents key information about our impaired loans at December 31, 2012. Certain impaired loans do not have a related allowance as the current fair value of these impaired loans exceeds the carrying value. We had no impaired loans as of December 31, 2011:

	December 31, 2012			Year Ended December 31, 2012
	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value	Interest Income Recognized
With no recorded allowance	(In thousands)
Real estate	$—	$—	$—	$—	$—
Commercial	513	167	—	175	48
Installment	77	33	—	35	15
With an allowance recorded
Real estate	$194	$96	$88	$130	$24
Commercial	139	102	25	73	—
Installment	326	139	37	134	58
Total
Real estate	$194	$96	$88	$130	$24
Commercial	652	269	25	248	48
Installment	403	172	37	169	73

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring (TDR). The following table presents key information regarding loans that we modified in TDRs during the year ended December 31, 2012. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk:

	December 31, 2012
	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$194	$96
Commercial	280	136
Installment	403	173
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2012	2011
	(In thousands)
Allowance for loan losses, beginning of period	$—	$—
Provision for loans	698	—
Loans charged off	(223)	—
Allowance for loan losses, end of period	$475	$—
The following table disaggregates our allowance for credit losses and recorded investment in loans by impairment methodology:

December 31, 2012
Collectively evaluated for impairment	(In thousands)
Allowance for loan losses	$243
Carrying value, gross of allowance	7,140
Impaired loans and troubled debt restructurings[1]
Allowance for loan losses	$150
Carrying value, gross of allowance	537
Purchased credit-impaired loans
Allowance for loan losses	$82
Carrying value, gross of allowance	350
Total
Allowance for loan losses	$475
Carrying value, gross of allowance	8,027
1 Represents loans individually evaluated for impairment

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Land	$205	$205
Building	543	568
Computer equipment, furniture, and office equipment	23,690	17,119
Computer software purchased	10,914	6,284
Capitalized internal-use software	52,501	29,673
Tenant improvements	7,076	2,182
	94,929	56,031
Less accumulated depreciation and amortization	(36,553)	(28,750)
Property and equipment, net	$58,376	$27,281
Depreciation and amortization expense was $18.1 million, $12.3 million and $7.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in those amounts are depreciation expense related to internal-use software of $9.7 million, $6.0 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net carrying value of capitalized internal-use software was $30.3 million, and $14.6 million at December 31, 2012 and 2011, respectively.
Note 7—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Goodwill	$27,250	$10,817
Intangible assets, net	3,554	684
Goodwill and intangible assets	30,804	11,501
Goodwill
Changes in the carrying amount of goodwill were as follows:

	December 31,
	2012	2011
	(In thousands)
Balance, beginning of period	$10,817	$—
Acquisitions	16,350	10,817
Other changes	83	—
Balance, end of period	$27,250	$10,817
In March 2012, we acquired Loopt, which resulted in $16.4 million of goodwill, which is not deductible for tax purposes, and $3.6 million of indefinite-lived intangibles related to patents.
During the three months ended December 31, 2012, we completed our annual goodwill impairment test as of September 30, 2012 for all reporting units. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Goodwill and Intangible Assets (continued)
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2012		December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(In thousands)		(In thousands)
Finite-lived intangibles	$926	$(372)	$926	$(242)
Indefinite-lived intangibles	3,000	N/A	—	N/A
Total intangible assets	$3,926	$(372)	$926	$(242)
Amortization expense, a component of other general and administrative expenses, on finite-lived intangibles was $130,000 and $100,000 for the years ended December 31, 2012 and December 31, 2011, respectively. None of the intangible assets were impaired as of December 31, 2012 or 2011.
Note 8—Deposits
In November 2012, we transitioned all outstanding customer deposits associated with our card issuing program with Synovus Bank to Green Dot Bank. These deposits are included as "GPR deposits" within non-interest bearing deposit accounts below. Deposits were categorized as non-interest and interest-bearing deposits as follows:

	December 31,
	2012	2011
Non-interest bearing deposit accounts	(In thousands)
GPR deposits	$165,739	$51
Other demand deposits	16,138	19,095
Total non-interest bearing deposit accounts	181,877	19,146
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,860	1,612
Savings	5,986	7,118
Time deposits, denominations greater than or equal to $100	6,417	1,381
Time deposits, denominations less than $100	2,311	9,700
Total interest-bearing deposit accounts	16,574	19,811
Total deposits	$198,451	$38,957
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31, 2012
(In thousands)
Due in 2013	$4,592
Due in 2014	783
Due in 2015	1,687
Due in 2016	982
Due in 2017	684
Thereafter	—
Total time deposits	$8,728
Note 9—Stockholders’ Equity
Convertible Preferred Stock
In December 2011, we filed a restated Certificate of Incorporation that authorized 10,085 shares of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock, or Series A Preferred Stock. We then entered into and completed a share exchange with a significant shareholder, whereby 6,859,000 shares of our Class B common stock were exchanged for 6,859 shares of our newly created series of preferred stock. Our Certificate of Incorporation specified the following rights, preferences, and privileges for our Series A preferred stockholders.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Stockholders’ Equity (continued)
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Stockholders’ Equity (continued)
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
Non-Employee Stock-Based Payments
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the sixty months term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. As of December 31, 2012, 1,030,632 shares of Class A common stock issued to Walmart were subject to our repurchase right.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Stockholders’ Equity (continued)
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
As the option to purchase shares under the warrant is contingent upon the achievement of certain sales volume or revenue targets, there is a possibility that no shares will become eligible for purchase. Based on different possible outcomes, we developed a range of fair values for the warrant, and we measured the warrant at its current lowest aggregate fair value within that range. As none of the performance conditions have been met, the lowest aggregate fair value is zero. Accordingly, we have not assigned any value to the warrant in our consolidated financial statements as of December 31, 2012 or 2011.
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
Comprehensive Income
The tax impact on unrealized gains on investment securities available-for-sale for the years ended December 31, 2012 and December 31, 2011 was approximately $46,000 and $18,000, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Employee Stock-Based Compensation
Employee Stock-Based Compensation
In January 2001, we adopted the 2001 Stock Plan. The 2001 Stock Plan provided for the granting of incentive stock options, nonqualified stock options and other stock awards. Options granted under the 2001 Stock Plan generally vest over four years and expire five years or ten years years from the date of grant.
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.
We reserved 2,000,000 shares and 200,000 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan, respectively. The number of shares reserved for issuance under our 2010 Equity Incentive Plan and our 2010 Employee Stock Purchase Plan automatically increase on the first day of January of each of 2011 through 2014 and 2011 through 2018, respectively, by up to a number of shares equal to 3% and 1%, respectively, of the total outstanding shares our Class A and Class B common stock as of the immediately preceding December 31st. Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five or ten years from the date of grant.
Stock-based compensation for the years ended December 31, 2012, 2011, and 2010 includes expense related to awards of stock options and restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the portion of income tax expense recognized as part of stock-based compensation is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Total stock-based compensation expense	$12,734	$9,524	$7,256
Total income tax expense recognized as part of stock-based compensation	$1,465	$1,890	$1,281
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
The following table summarizes stock options and restricted stock units granted:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Stock options granted	2,247	889	349
Weighted-average exercise price	$19.35	$38.70	$32.38
Weighted-average grant-date fair value	$8.92	$18.62	$15.66

Restricted stock units granted	613	111	—
Weighted-average grant-date fair value	$14.14	$33.46	$—

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Employee Stock-Based Compensation (continued)
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.97%	2.06%	2.18%
Expected term (life) of options (in years)	6.07	6.06	5.92
Expected dividends	—	—	—
Expected volatility	47.51%	48.32%	49.41%
Determining the fair value of stock-based awards at their respective grant dates requires considerable judgment, including estimating expected volatility and expected term (life). We based our expected volatility on the historical volatility of comparable public companies over the option’s expected term. We calculated our expected term based on the simplified method, which is the mid-point between the weighted-average graded-vesting term and the contractual term. The simplified method was chosen as a means to determine expected term as we have limited historical option exercise experience as a public company. We derived the risk-free rate from the average yield for the five-and seven-year zero-coupon U.S. Treasury Strips. We estimate forfeitures at the grant date based on our historical forfeiture rate and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Stock option activity for the year ended December 31, 2012 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2011	4,756	$15.79
Options granted	2,247	19.35
Options exercised	(412)	4.93
Options canceled	(874)	30.51
Outstanding at December 31, 2012	5,717	$15.72	6.26	$15,873
Vested or expected to vest at December 31, 2012	5,570	$15.62	6.17	$15,841
Exercisable at December 31, 2012	3,328	$12.03	4.18	$15,583
The total intrinsic value of options exercised was $8.5 million, $4.4 million and $76.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Restricted stock unit activity for the year ended December 31, 2012 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Outstanding at December 31, 2011	110	$33.46
Restricted stock units granted	613	$14.14
Restricted stock units canceled	(27)	$33.58
Restricted stock units vested	(80)	$26.60
Outstanding at December 31, 2012	616	$15.10
The total fair value of shares vested for the year ended December 31, 2012 was $0.4 million based on the price of our Class A common stock on the vesting date. No restricted stock units vested prior to 2012.
At December 31, 2012, there was $19.0 million and $7.4 million of aggregate unrecognized compensation cost related to unvested stock options and restricted stock units, respectively, expected to be recognized in compensation expense in future periods, with a weighted-average period of 2.9 years and 3.0 years, respectively. Approximately 1.3 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2012.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Employee Stock-Based Compensation (continued)
Stock-Based Retailer Incentive Compensation
As discussed in Note 9 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $8.3 million, $17.3 million and $13.4 million of stock-based retailer incentive compensation for the years ended December 31, 2012, 2011, and 2010, respectively.
Note 11—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$21,322	$29,583	$26,638
State	1,805	2,096	1,466
Current income tax expense	23,127	31,679	28,104
Deferred:
Federal	5,931	251	(579)
State	(139)	—	(125)
Deferred income tax expense (benefit)	5,792	251	(704)
Income tax expense	$28,919	$31,930	$27,400
Income tax expense for the years ended December 31, 2012, 2011, and 2010 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate and our actual income tax expense is shown in the following:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.6	3.8
Change in State Apportionment Method	—	—	(4.6)
Non-deductible offering costs	—	—	2.4
Employee stock-based compensation	1.4	1.2	0.7
Other	(0.1)	0.2	2.0
Effective tax rate	38.2%	38.0%	39.3%
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes (continued)
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,655	$120
Stock-based compensation	7,057	4,236
Reserve for overdrawn accounts	6,130	5,726
Accrued liabilities	3,191	717
Purchase accounting adjustments	494	1,276
Other	778	697
Gross deferred tax assets	31,305	12,772
Valuation allowance	(1,262)	—
Total deferred tax assets, net of valuation allowance	30,043	12,772

Deferred tax liabilities:
Internal-use software costs	9,986	3,669
Property and equipment, net	6,013	3,022
Deferred expenses	4,013	3,987
Intangible assets	1,386	103
Deferred revenue	1,063	78
Other	475	—
Total deferred tax liabilities	22,936	10,859

Net deferred tax assets	$7,107	$1,913
Total net deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	December 31,
	2012	2011
	(In thousands)
Current net deferred tax assets	$2,478	$6,664
Noncurrent net deferred tax assets	4,629	—
Noncurrent deferred tax liabilities	—	4,751
Net deferred tax assets	$7,107	$1,913
We establish a valuation allowance when we consider it more likely-than-not that some portion or all of the deferred tax assets will not be realized. The valuation allowance as of December 31, 2012 is associated with net operating loss carryforwards we acquired in our acquisition of Loopt. We established a valuation allowance for the carryforwards at acquisition because we believe it is more-likely-than-not that a portion of these carryforwards will not be realized. Future changes in the valuation allowance associated with these deferred tax assets will be recognized as a reduction or increase to income tax expense. As of December 31, 2011, we did not establish a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes (continued)
The deferred tax assets and related valuation allowances recognized for the net operating loss and tax credit carryforwards were as follows:

	December 31, 2012
	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
	(In thousands)
Net operating losses	$13,655	$(956)	$12,699	After 2024
General business credits	306	(306)	—	After 2024
In accounting for income taxes, we follow the guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive framework for the financial statement recognition, measurement, presentation, and disclosure of uncertain income tax positions that we have taken or anticipate taking in a tax return, and includes guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and transition rules. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$—	$—	$—
Increases related to positions taken during prior years	970	—	—
Increases related to positions taken during the current year	511	—	—
Ending balance	$1,481	$—	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$1,481	$—	$—
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the years ended July 31, 2005 and 2008 have been examined by the IRS, and there have been no material changes in our tax liabilities for those years. Our consolidated federal income tax returns for the year ended July 31, 2009, the five-months ended December 31, 2009 and the year ended December 31, 2010 are currently under examination by the IRS. We remain subject to examination of our federal income tax returns for the year ended December 31, 2011 and 2012. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share
We calculate EPS using the two-class method. Refer to Note 2 — Summary of Significant Accounting Policies for a discussion of the calculation of EPS. The calculation of basic EPS and diluted EPS was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$47,219	$52,083	$42,232
Income attributable to preferred stock	(7,599)	(558)	(14,659)
Income attributable to other classes of common stock	(6,719)	(24,022)	(24,408)
Net income allocated to Class A common stockholders	32,901	27,503	3,165
Weighted-average Class A shares issued and outstanding	29,698	22,238	2,980
Basic earnings per Class A common share	$1.11	$1.24	$1.06

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$32,901	$27,503	$3,165
Allocated earnings to participating securities, net of re-allocated earnings	6,592	23,585	24,366
Re-allocated earnings	(980)	(1,036)	(231)
Diluted net income allocated to Class A common stockholders	38,513	50,052	27,300
Weighted-average Class A shares issued and outstanding	29,698	22,238	2,980
Dilutive potential common shares:
Class B common stock	6,150	19,822	24,796
Stock options	20	—	—
Restricted stock units	43	3	—
Employee stock purchase plan	22	2	6
Diluted weighted-average Class A shares issued and outstanding	35,933	42,065	27,782
Diluted earnings per Class A common share	$1.07	$1.19	$0.98

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$47,219	$52,083	$42,232
Income attributable to preferred stock	(7,599)	(558)	(14,659)
Income attributable to other classes of common stock	(34,301)	(29,613)	(4,644)
Net income allocated to Class B common stockholders	5,319	21,912	22,929
Weighted-average Class B shares issued and outstanding	4,801	17,718	21,589
Basic earnings per Class B common share	$1.11	$1.24	$1.06

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$5,319	$21,912	$22,929
Re-allocated earnings	1,273	1,673	1,437
Diluted net income allocated to Class B common stockholders	6,592	23,585	24,366
Weighted-average Class B shares issued and outstanding	4,801	17,718	21,589
Dilutive potential common shares:
Stock options	1,349	2,104	3,061
Warrants	—	—	146
Diluted weighted-average Class B shares issued and outstanding	6,150	19,822	24,796
Diluted earnings per Class B common share	$1.07	$1.19	$0.98
As of December 31, 2012, 1,030,632 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the years ended December 31, 2012 and 2011.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share (continued)
We excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class B common stock, as the related performance conditions had not been satisfied.
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2012	2011	2010
Class A common stock	(In thousands)
Options to purchase Class A common stock	1,408	258	22
Restricted stock units	26	—	—
Conversion of convertible preferred stock	6,859	451	—
Total options, restricted stock units and convertible preferred stock	8,293	709	22
Class B common stock
Options to purchase Class B common stock	122	5	11
Conversion of convertible preferred stock	—	—	13,803
Total options	122	5	13,814
Note 13—Fair Value Measurements
As of December 31, 2012 and 2011, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2012	(In thousands)
Corporate bonds	$—	$37,357	$—	$37,357
Commercial paper	—	55,748	—	55,748
Negotiable certificate of deposit	—	4,414	—	4,414
U.S. treasury notes	—	22,267	—	22,267
Agency securities	—	25,867	—	25,867
Municipal bonds	—	11,568	—	11,568
Asset-backed securities	—	26,566	—	26,566
Total	$—	$183,787	$—	$183,787

December 31, 2011
Corporate bonds	$—	$16,333	$—	$16,333
Commercial paper	—	4,999	—	4,999
Negotiable certificate of deposit	—	3,500	—	3,500
Agency securities	—	3,987	—	3,987
Municipal bonds	—	2,391	—	2,391
Total	$—	$31,210	$—	$31,210
We based the fair value of our fixed income securities held as of December 31, 2012 and 2011 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the years ended December 31, 2012 and 2011.
Note 14—Fair Value of Financial Instruments
The following describes the valuation technique for determining the fair value of financial instruments, whether or not such instruments are carried on our consolidated balance sheets.
Short-term Financial Instruments
Our short-term financial instruments consist principally of unrestricted and restricted cash and cash equivalents, federal funds sold, settlement assets and obligations, and obligations to customers. These financial instruments are short-term in nature, and, accordingly, we believe their carrying amounts approximate their fair values. Under the fair value hierarchy, these instruments are classified as Level 1.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Fair Value of Financial Instruments (continued)
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2 – Significant Accounting Policies. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2012 and December 31, 2011 are presented in the table below.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets	(In thousands)
Loans to bank customers	$7,552	$5,719	$10,036	$10,036

Financial Liabilities
Deposits	$198,451	$198,369	$38,957	$38,957
Note 15—Borrowing Agreements
In connection with the transition of all outstanding customer deposits associated with our card issuing program with Synovus Bank to our subsidiary bank, our line of credit with Columbus Bank and Trust Company was terminated. Prior to the termination, we used the line of credit to fund timing differences between funds remitted by our retail distributors to the banks that issue our cards and funds utilized by our cardholders. For the periods presented below, our line of credit had the following terms:

	Line of Credit	Interest Rate	Cash Collateral Requirements
	(In millions, except interest rates)
March 2012 - November 2012	$10.0	LIBOR + 2.00%	$10.0
March 2011 - March 2012	$10.0	LIBOR + 2.00%	$10.0
We present our cash collateral requirements on our consolidated balance sheets as restricted cash. There were no outstanding borrowings at December 31, 2012.

Note 16—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. Approximately 92.5% of our borrowers reside in the state of Utah and approximately 39.4% in the city of Provo. Consequently, we are susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.
Note 17—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. Effective January 1, 2010, our board elected to include a discretionary employer matching contribution equal to 50% of the first 6% of the participant’s eligible compensation as defined by the Plan. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $1.2 million, $0.9 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Note 18—Commitments and Contingencies
In December 2011, we entered into a ten-year office lease for 140,000 square feet of office space in Pasadena, California. This facility serves as our corporate headquarters. The initial term of the lease is ten years and is scheduled to expire on October 31, 2022. We are also bound to a property sub-lease agreement of approximately 5,000 square feet that expires in December 2013 and maintain smaller administrative or project offices. Our total rental expense for these and former leases amounted to $6.4 million, $2.6 million and $1.8 million for the years ended December 31, 2012, 2011, and 2010.
At December 31, 2012, the minimum aggregate rental commitment under all operating leases was:

Year Ending December 31,	(In thousands)
2013	$4,502
2014	4,196
2015	4,642
2016	4,768
2017	4,260
Thereafter	21,353
$43,721
We have various agreements with vendors and retail distributors that include future minimum annual payments. At December 31, 2012, the minimum aggregate commitment under these agreements was:

Year Ending December 31,	(In thousands)
2013	$10,556
2014	5,277
2015	1,910
2016	6,550
2017	1,625
Thereafter	15,750
$41,668

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 18—Commitments and Contingencies (continued)
In the event we terminate our processing services agreement for convenience, we are required to pay a single lump sum equal to any minimum payments remaining on the date of termination.
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
Note 19—Significant Customer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Year Ended December 31,
	2012	2011	2010
Walmart	64%	61%	63%
Three other largest retail distributors, as a group	20%	20%	20%
Excluding stock-based retailer incentive compensation of $8.3 million, $17.3 million and $13.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Year Ended December 31,
	2012	2011	2010
Walmart	65%	62%	64%
Three other largest retail distributors, as a group	20%	19%	18%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 19—Significant Customer Concentration (continued)
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Year Ended December 31,
	2012	2011	2010
Concentration of GPR cards activated (in units)	87%	80%	84%
Concentration of sales of cash transfer products (in units)	88%	90%	93%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	December 31,
	2012	2011
Walmart	35%	33%
Three other largest retail distributors, as a group	38%	39%
At December 31, 2012 the customer funds underlying the Walmart co-branded GPR cards were held by GE Capital Retail Bank. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds. Additionally, we have receivables due from GE Capital Retail Bank that are included in accounts receivable, net, on our consolidated balance sheets. The failure of this entity could result in significant business disruption, a potential material adverse affect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables.
Note 20—Regulatory Requirements
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
As of December 31, 2012, we were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2012 which management believes would have changed our category as well capitalized. We were not subject to these requirements as of December 31, 2010.
The actual, required minimum and amount we exceed the minimum capital amounts and ratios at December 31, 2012 and 2011 are as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
December 31, 2012	(In thousands, except ratios)
Tier 1 leverage	289,323	47.8%	30,266	5.0%
Tier 1 risk-based capital	289,323	84.3%	20,591	6.0%
Total risk-based capital	289,323	84.3%	34,318	10.0%

December 31, 2011
Tier 1 leverage	228,971	69.1%	16,578	5.0%
Tier 1 risk-based capital	228,971	80.7%	13,738	6.0%
Total risk-based capital	228,971	80.7%	28,374	10.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 21— Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2012 and 2011:

	2012
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$137,302	$132,759	$135,043	$141,181
Total operating expenses	122,812	117,882	117,908	115,543
Operating income	14,490	14,877	17,135	25,638
Interest income, net	933	962	1,168	935
Income before income taxes	15,423	15,839	18,303	26,573
Income tax expense	5,053	6,227	7,434	10,205
Net income	$10,370	$9,612	$10,869	$16,368
Earnings per common share
Basic
Class A common stock	$0.24	$0.23	$0.26	$0.39
Class B common stock	$0.24	$0.23	$0.26	$0.39
Diluted
Class A common stock	$0.24	$0.22	$0.25	$0.37
Class B common stock	$0.24	$0.22	$0.25	$0.37

	2011
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$119,674	$115,387	$115,030	$117,307
Total operating expenses	97,388	94,079	95,680	96,802
Operating income	22,286	21,308	19,350	20,505
Interest income, net	192	134	136	102
Income before income taxes	22,478	21,442	19,486	20,607
Income tax expense	8,470	8,139	7,416	7,906
Net income	$14,008	$13,303	$12,070	$12,701
Earnings per common share
Basic
Class A common stock	$0.33	$0.32	$0.29	$0.30
Class B common stock	$0.33	$0.32	$0.29	$0.30
Diluted
Class A common stock	$0.33	$0.30	$0.27	$0.29
Class B common stock	$0.33	$0.30	$0.27	$0.29
During the fourth quarter of 2012, we implemented new control procedures over the settlement of cardholder funds. As a result of these new controls, we identified an error relating to the calculation of overdrawn account balances that affects our financial results for the first, second and third quarters of 2012. We have determined that the effects of the error were not material to any previously reported period but the cumulative effect of correcting the error in the fourth quarter of 2012 would be material. In accordance with the Securities and Exchange Commission guidance contained in Staff Accounting Bulletin Topic 1, Financial Statements, we corrected the error in the fourth quarter of 2012 by adjusting prior period financial information. The quarterly information provided above reflects the correction of this error.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 21— Selected Unaudited Quarterly Financial Information (continued)
The effect of the correction on certain financial statement captions within our Consolidated Statements of Operations was as follows:

	As Reported	Adjustments	As Adjusted
	(In thousands, except per share data)
Q3 2012
Card revenues and other fees	$54,138	$(1,590)	$52,548
Other general and administrative expenses	18,050	59	18,109
Income tax expense	6,875	(648)	6,227
Net income	10,613	(1,001)	9,612
Basic earnings per common share	$0.25	$(0.02)	$0.23
Diluted earnings per common share	$0.24	$(0.02)	$0.22

Q2 2012
Card revenues and other fees	$59,500	$(1,638)	$57,862
Other general and administrative expenses	17,915	83	17,998
Income tax expense	8,133	(699)	7,434
Net income	11,891	(1,022)	10,869
Basic earnings per common share	$0.28	$(0.02)	$0.26
Diluted earnings per common share	$0.27	$(0.02)	$0.25

	As Reported	Adjustments	As Adjusted
	(In thousands, except per share data)
Q1 2012
Card revenues and other fees	$62,373	$(1,151)	$61,222
Other general and administrative expenses	15,904	64	15,968
Income tax expense	10,672	(467)	10,205
Net income	17,116	(748)	16,368
Basic earnings per common share	$0.40	$(0.01)	$0.39
Diluted earnings per common share	$0.39	$(0.02)	$0.37
The effect of the correction on certain financial statement captions within our Consolidated Balance Sheet was as follows:

	As Reported	Adjustments	As Adjusted
	(In thousands)
Q3 2012
Accounts receivable, net	$43,428	$1,435	$44,863
Income tax receivable	825	1,814	2,639
Amounts due to card issuing banks for overdrawn accounts	49,117	6,020	55,137
Retained earnings	161,361	(2,771)	158,590

Q2 2012
Accounts receivable, net	$44,637	$1,645	$46,282
Income tax receivable	2,705	1,166	3,871
Amounts due to card issuing banks for overdrawn accounts	45,651	4,581	50,232
Retained earnings	150,748	(1,770)	148,978

Q1 2012
Accounts receivable, net	$46,996	$1,436	$48,432
Income tax receivable	1,612	467	2,079
Amounts due to card issuing banks for overdrawn accounts	42,947	2,651	45,598
Retained earnings	138,857	(748)	138,109

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 21— Selected Unaudited Quarterly Financial Information (continued)
In each of the periods referenced above, the effect of the correction did not impact net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities previously reported on our consolidated statements of cash flows. Additionally, our consolidated statements of comprehensive income for these periods were impacted by the adjustments to net income referenced above.
Note 22—Subsequent Event
In February 2013, we amended our card processing agreement with Total System Services, Inc. to extend its term by sixteen months to December 31, 2015.

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.
Ernst & Young, LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — During the three months ended December 31, 2012, we implemented new control procedures over the settlement of cardholder funds in conjunction with the transition of our card issuing program with Synovus Bank to our subsidiary Bank. Other than these new control procedures, there was no other material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

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

Green Dot Corporation

Date:	March 1, 2013	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, and Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Steven W. Streit, John C. Ricci, and John L. Keatley, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	March 1, 2013	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, and Chief Executive Officer

Date:	March 1, 2013	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	March 1, 2013	By:	/s/ Simon M. Heyrick
		Name:	Simon M. Heyrick
		Title:	Chief Accounting Officer (Principal Accounting Officer)

Date:	March 1, 2013	By:	/s/ Kenneth C. Aldrich
		Name:	Kenneth C. Aldrich
		Title:	Director

Date:	March 1, 2013	By:	/s/ Timothy R. Greenleaf
		Name:	Timothy R. Greenleaf
		Title:	Director

Date:	March 1, 2013	By:	/s/ Virginia L. Hanna
		Name:	Virginia L. Hanna
		Title:	Director

Date:	March 1, 2013	By:	/s/ Ross E. Kendell
		Name:	Ross E. Kendell
		Title:	Director

Date:	March 1, 2013	By:	/s/ Michael Moritz
		Name:	Michael Moritz
		Title:	Director

Date:	March 1, 2013	By:	/s/ William H. Ott, Jr.
		Name:	William H. Ott, Jr.
		Title:	Director

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Amended and Restated Bylaws of the Registrant.	S-1(A4)	June 29, 2010	3.04

3.3	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A4)	June 29, 2010	4.01

4.2	First Amendment to Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A7)	July 19, 2010	4.02

4.3	Second Amendment to Ninth Amended and Restated Registration Rights Agreement, dated as of December 8, 2011, by and among the Registrant and certain stockholders of the Registrant.	8-K	December 11, 2011	4.01

10.1	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	2010 Equity Incentive Plan and forms of notice of stock option grant, stock option award agreement, notice of restricted stock award, restricted stock agreement, notice of stock bonus award, stock bonus award agreement, notice of stock appreciation right award, stock appreciation right award agreement, notice of restricted stock unit award, restricted stock unit award agreement, notice of performance shares award and performance shares agreement.	S-1(A4)	June 29, 2010	10.03

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6†	Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, L.P. and GE Money Bank.	S-1(A6)	July 13, 2010	10.05

10.7†	First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, by and among the Registrant, Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Capital Retail Bank.	10-K	February 29, 2012	10.10

10.8††	Amendment To the Walmart MoneyCard Program Agreement, dated as of August 31, 2012, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and GE Capital Retail Bank.	10-Q	November 19, 2012	10.02

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.9†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended.	S-1(A6)	July 13, 2010	10.06

10.10†	Agreement for Services, dated as of September 1, 2009, by and between the Registrant and Total System Services, Inc.	S-1(A6)	July 13, 2010	10.08

10.11†	Material Terms Amendment to Agreement for Services, dated as of January 19, 2012, by and between the Registrant and Total System Services, Inc.	10-K	February 29, 2012	10.14

10.12††	Second Material Terms Amendment to Agreement for Services, dated as of February 20, 2013, by and between the Registrant and Total System Services, Inc.				X

10.13†	Master Services Agreement, dated as of May 28, 2009, by and between the Registrant and Genpact International, Inc.	S-1(A6)	July 13, 2010	10.09

10.14	Amendment No. 1 to Master Services Agreement, dated as of November 3, 2010, by and between the Registrant and Genpact International, Inc.	10-K	February 28, 2011	10.11

10.15*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.16*	2012 Executive Officer Incentive Bonus Plan.	10-K	February 29, 2012	10.22

10.17	Warrant to purchase shares of common stock of the Registrant.	S-1(A6)	July 13, 2010	10.15

10.18	Amendment No.1 to Warrant to purchase shares of common stock of the Registrant.	10-K	February 29, 2012	10.24

10.19	Class A Common Stock Issuance Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A6)	July 13, 2010	10.17

10.20	Share Exchange Agreement dated as of December 8, 2011 among the Registrant, Sequoia Capital Franchise Fund, L.P., Sequoia Capital USGF Principals Fund IV L.P., Sequoia Capital Franchise Partners, L.P., and Sequoia Capital U.S. Growth Fund IV, L.P.	8-K	December 14, 2011	10.01

10.21	Voting Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A4)	June 29, 2010	10.18

10.22*	Separation Agreement and Release of Claims, dated as of February 24, 2012, between the Registrant and Mark T. Troughton.	10-K	February 29, 2012	10.28

10.23	Voting Agreement and Irrevocable Proxy, dated as of February 24, 2012, between the Registrant and Mark T. Troughton.	10-K	February 29, 2012	10.29

10.24*	Separation Agreement and General Release of Claims, dated December 28, 2012, between the Registrant and William Sowell.	8-K	January 3, 2013	10.01

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
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