Form 10-Q
period 2013-03-31
GREEN DOT CORP
filed 2013-05-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 32,221,202 shares of Class A common stock, par value $.001 per share (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock), and 3,917,906 shares of Class B common stock, par value $.001 per share, outstanding as of April 30, 2013.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	370,159	293,590
Federal funds sold	3,001	3,001
Investment securities available-for-sale, at fair value	100,742	115,244
Settlement assets	48,459	36,127
Accounts receivable, net	50,561	40,441
Prepaid expenses and other assets	25,204	31,952
Income tax receivable	—	7,386
Net deferred tax assets	2,338	2,478
Total current assets	600,464	530,219
Restricted cash	634	634
Investment securities, available-for-sale, at fair value	62,443	68,543
Accounts receivable, net	10,913	10,931
Loans to bank customers, net of allowance for loan losses of $450 and $475 as of March 31, 2013 and December 31, 2012, respectively	7,228	7,552
Prepaid expenses and other assets	2,053	1,530
Property and equipment, net	58,098	58,376
Deferred expenses	9,784	12,510
Net deferred tax assets	4,579	4,629
Goodwill and intangible assets	30,772	30,804
Total assets	786,968	725,728
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	18,933	31,411
Deposits	222,022	198,451
Obligations to customers	61,204	46,156
Settlement obligations	16,940	3,639
Amounts due to card issuing banks for overdrawn accounts	53,178	50,724
Other accrued liabilities	29,089	29,469
Deferred revenue	14,852	19,557
Income tax payable	446	—
Total current liabilities	416,664	379,407
Other accrued liabilities	21,818	18,557
Total liabilities	438,482	397,964
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized and 7 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	7	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 32,157 and 31,798 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	32	31
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 3,918 and 4,197 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	163,783	158,656
Retained earnings	184,556	168,960
Accumulated other comprehensive income	104	106
Total stockholders’ equity	348,486	327,764
Total liabilities and stockholders’ equity	786,968	725,728
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$64,667	$61,222
Cash transfer revenues	44,335	39,643
Interchange revenues	46,756	43,506
Stock-based retailer incentive compensation	(1,609)	(3,190)
Total operating revenues	154,149	141,181
Operating expenses:
Sales and marketing expenses	56,177	52,572
Compensation and benefits expenses	31,754	26,153
Processing expenses	21,999	20,850
Other general and administrative expenses	20,880	15,968
Total operating expenses	130,810	115,543
Operating income	23,339	25,638
Interest income	819	959
Interest expense	(17)	(24)
Income before income taxes	24,141	26,573
Income tax expense	8,555	10,205
Net income	15,586	16,368
Income attributable to preferred stock	(2,493)	(2,650)
Net income allocated to common stockholders	$13,093	$13,718
Basic earnings per common share:
Class A common stock	$0.36	$0.39
Class B common stock	$0.36	$0.39
Basic weighted-average common shares issued and outstanding:
Class A common stock	30,951	28,839
Class B common stock	4,096	5,230
Diluted earnings per common share:
Class A common stock	$0.35	$0.37
Class B common stock	$0.35	$0.37
Diluted weighted-average common shares issued and outstanding:
Class A common stock	36,293	35,867
Class B common stock	5,190	7,012
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net income	15,586	16,368
Other comprehensive loss
Unrealized holding gains (losses) arising during period, net of reclassification adjustments for amounts included in net income	(2)	(21)
Comprehensive income	15,584	16,347
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating activities
Net income	15,586	16,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,354	3,651
Provision for uncollectible overdrawn accounts	15,470	14,450
Employee stock-based compensation	2,890	3,489
Stock-based retailer incentive compensation	1,609	3,190
Amortization of premium on available-for-sale investment securities	173	264
Realized gains (losses) on investment securities	6	(8)
Recovery for uncollectible trade receivables	(41)	(429)
Impairment of capitalized software	936	43
Deferred income tax expense	193	—
Excess tax benefits from exercise of options	(229)	(1,268)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,529)	(20,328)
Prepaid expenses and other assets	6,225	(4,364)
Deferred expenses	2,726	2,833
Accounts payable and other accrued liabilities	(7,681)	18,802
Amounts due issuing bank for overdrawn accounts	3,452	3,445
Deferred revenue	(4,705)	(5,452)
Income tax receivable	8,067	2,577
Net cash provided by operating activities	24,502	37,263

Investing activities
Purchases of available-for-sale investment securities	(46,841)	(122,077)
Proceeds from maturities of available-for-sale securities	54,227	8,053
Proceeds from sales of available-for-sale securities	13,026	7,700
Decrease in restricted cash	—	(115)
Payments for acquisition of property and equipment	(8,886)	(7,833)
Net principal collections on loans	324	877
Acquisitions, net of cash acquired	—	(32,052)
Net cash provided by (used in) investing activities	11,850	(145,447)

Financing activities
Proceeds from exercise of options	400	588
Excess tax benefits from exercise of options	229	1,268
Net increase in deposits	23,571	515
Net increase in obligations to customers	16,017	—
Net cash provided by financing activities	40,217	2,371

Net increase (decrease) in unrestricted cash, cash equivalents, and federal funds sold	76,569	(105,813)
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	296,591	225,433
Unrestricted cash, cash equivalents, and federal funds sold, end of period	373,160	119,620

Cash paid for interest	30	28
Cash paid for income taxes	302	9,827
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
We market our products and services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by Green Dot Bank and third-party issuing banks including GE Capital Retail Bank, The Bancorp Bank, University National Bank, and prior to November 2012, Columbus Bank and Trust Company, a division of Synovus Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Radio Shack, and with various industry resellers, such as Blackhawk Network, Inc. and Incomm. We refer to participating retailers collectively as our “retail distributors.”
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2012, for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2013. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of future results.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to report, in one place, information about significant reclassifications out of accumulated other comprehensive income, or AOCI, and disclose more information about changes in AOCI balances. We adopted this ASU in the first quarter of 2013. The adoption of this standard did not have a significant impact on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2013	(In thousands)
Corporate bonds	$33,647	$38	$(2)	$33,683
Commercial paper	45,118	26	—	45,144
Negotiable certificate of deposit	4,400	11	—	4,411
U.S. treasury notes	17,483	11	—	17,494
Agency securities	25,529	17	(1)	25,545
Municipal bonds	12,704	43	—	12,747
Asset-backed securities	24,145	16	—	24,161
Total fixed income securities	$163,026	$162	$(3)	$163,185

December 31, 2012
Corporate bonds	$37,320	$39	$(2)	$37,357
Commercial paper	55,733	17	(2)	55,748
Negotiable certificate of deposit	4,400	14	—	4,414
U.S. treasury notes	22,258	9	—	22,267
Agency securities	25,845	23	(1)	25,867
Municipal bonds	11,528	43	(3)	11,568
Asset-backed securities	26,533	33	—	26,566
Total fixed income securities	$183,617	$178	$(8)	$183,787
As of March 31, 2013 and December 31, 2012, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
March 31, 2013	(In thousands)
Fixed income securities
Corporate bonds	$9,975	$(2)	$—	$—	$9,975	$(2)
Agency securities	5,999	(1)	—	—	5,999	(1)
Total fixed income securities	$15,974	$(3)	$—	$—	$15,974	$(3)

December 31, 2012
Fixed income securities
Corporate bonds	$6,138	$(2)	$—	$—	$6,138	$(2)
Commercial paper	6,390	(2)	—	—	6,390	(2)
Agency securities	6,302	(1)	—	—	6,302	(1)
Municipal bonds	1,602	(3)	—	—	1,602	(3)
Total fixed income securities	$20,432	$(8)	$—	$—	$20,432	$(8)
We did not record any other-than-temporary impairment losses during the three-month periods ended March 31, 2013 or 2012 on our available-for-sale investment securities. We do not intend to sell these investments or we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3 — Investment Securities (continued)
As of March 31, 2013, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$100,667	$100,742
Due after one year through five years	37,162	37,206
Due after five years through ten years	1,052	1,076
Due after ten years	—	—
Asset-backed securities	24,145	24,161
Total fixed income securities	$163,026	$163,185
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Overdrawn account balances due from cardholders	$23,168	$24,328
Reserve for uncollectible overdrawn accounts	(15,424)	(15,677)
Net overdrawn account balances due from cardholders	7,744	8,651

Trade receivables	6,213	5,686
Reserve for uncollectible trade receivables	(28)	(69)
Net trade receivables	6,185	5,617

Receivables due from card issuing banks	44,535	33,729
Other receivables	3,010	3,375
Accounts receivable, net	$61,474	$51,372
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance, beginning of period	$15,677	$15,309
Provision for uncollectible overdrawn accounts:
Fees	14,667	13,641
Purchase transactions	803	809
Charge-offs	(15,723)	(14,037)
Balance, end of period	$15,424	$15,722

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
March 31, 2013	(In thousands)
Real estate	$3	$6	$—	$9	$1,355	$1,364
Commercial	—	8	—	8	3,559	3,567
Installment	2	—	5	7	2,740	2,747
Total loans	$5	$14	$5	$24	$7,654	$7,678

Percentage of outstanding	0.07%	0.18%	0.07%	0.31%	99.69%	100.00%

December 31, 2012
Real estate	$91	$—	$—	$91	$3,465	$3,556
Commercial	77	—	—	77	1,102	1,179
Installment	22	3	—	25	3,267	3,292
Total loans	$190	$3	$—	$193	$7,834	$8,027

Percentage of outstanding	2.37%	0.04%	—%	2.40%	97.60%	100.00%
Nonperforming Loans
The following table presents our nonperforming loans, including impaired loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2012 for further information on the criteria for classification as nonperforming.

	March 31, 2013	December 31, 2012
	(In thousands)
Real estate	$29	$8
Commercial	93	244
Installment	187	135
Total loans	$309	$387
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
The table below presents our primary credit quality indicators related to our loan portfolio:

	March 31, 2013		December 31, 2012
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$1,056	$308	$3,360	$196
Commercial	3,543	24	930	249
Installment	2,571	176	3,000	292
Total loans	$7,170	$508	$7,290	$737

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. The following table presents key information regarding loans that we modified in TDRs as of March 31, 2013 and December 31, 2012. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk:

	March 31, 2013		December 31, 2012
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$32	$29	$194	$96
Commercial	360	107	280	136
Installment	439	205	403	173
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance, beginning of period	$475	$—
Provision for loans	—	—
Loans charged off	(25)	—
Balance, end of period	$450	$—
Note 6—Employee Stock-Based Compensation
We currently grant stock options and restricted stock units to employees and directors under our 2010 Equity Incentive Plan. Additionally, through our 2010 Employee Stock Purchase Plan, employees are able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans.
The following table summarizes stock options and restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Stock options granted	217	506
Weighted-average exercise price	$13.18	$29.62
Weighted-average grant-date fair value	$5.68	$13.86

Restricted stock units granted	—	40
Weighted-average grant-date fair value	$—	$30.74
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.04%	1.05%
Expected term (life) of options (in years)	6.08	6.08
Expected dividends	—	—
Expected volatility	43.98%	48.5%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 6—Employee Stock-Based Compensation (continued)
The total stock-based compensation expense recognized was $2.9 million and $3.5 million for the three-month periods ended March 31, 2013 and 2012, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.
Note 7—Income Taxes
Income tax expense for the three-month periods ended March 31, 2013 and 2012 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate and our actual income tax expense is shown in the following:

	Three Months Ended March 31,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.6
General business credits	(3.4)	—
Employee stock-based compensation	1.8	1.6
Other	0.1	0.2
Effective tax rate	35.4%	38.4%
The effective tax rates for the periods above differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit, and non-deductible employee stock based compensation. The effective tax rate for three months ended March 31, 2013 was favorably impacted by the reinstatement of 2012 general business credits. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which retroactively extended general business credits from January 1, 2012 through December 31, 2013. As a result, we recognized the retroactive benefit of the 2012 general business credit of approximately $0.5 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted. Excluding the impact of this discrete item, our effective tax rate in the three months ended March 31, 2013 would have been 37.5%.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax return for the year ended July 31, 2008 has been examined by the IRS, and there were no material changes in our tax liabilities for that year. Our consolidated federal income tax returns for the year ended July 31, 2009, the five-months ended December 31, 2009 and the year ended December 31, 2010 are currently under examination by the IRS. We remain subject to examination of our federal income tax returns for the years ended December 31, 2012 and 2011. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
We continuously evaluate income tax positions that we have taken or anticipate taking in a tax return. We recognize and measure the related income tax benefit in accordance with the guidance related to uncertainty in income taxes. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Beginning balance	$1,481	$—
Increases related to positions taken during prior years	500	—
Increases related to positions taken during the current year	316	—
Ending balance	$2,297	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$2,297	$—

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 8—Earnings per Common Share
The calculation of basic earnings per common share, or EPS, and diluted EPS was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$15,586	$16,368
Income attributable to preferred stock	(2,493)	(2,650)
Income attributable to other classes of common stock	(1,846)	(2,573)
Net income allocated to Class A common stockholders	11,247	11,145
Weighted-average Class A shares issued and outstanding	30,951	28,839
Basic earnings per Class A common share	$0.36	$0.39

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$11,247	$11,145
Re-allocated earnings	1,567	2,152
Diluted net income allocated to Class A common stockholders	12,814	13,297
Weighted-average Class A shares issued and outstanding	30,951	28,839
Dilutive potential common shares:
Class B common stock	5,190	7,012
Stock options	—	—
Restricted stock units	119	7
Employee stock purchase plan	33	9
Diluted weighted-average Class A shares issued and outstanding	36,293	35,867
Diluted earnings per Class A common share	$0.35	$0.37

Basic earnings per Class B common share
Net income	$15,586	$16,368
Income attributable to preferred stock	(2,493)	(2,650)
Income attributable to other classes of common stock	(11,606)	(11,696)
Net income allocated to Class B common stockholders	1,487	2,022
Weighted-average Class B shares issued and outstanding	4,096	5,230
Basic earnings per Class B common share	$0.36	$0.39

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$1,487	$2,022
Re-allocated earnings	344	578
Diluted net income allocated to Class B common stockholders	1,831	2,600
Weighted-average Class B shares issued and outstanding	4,096	5,230
Dilutive potential common shares:
Stock options	1,094	1,782
Diluted weighted-average Class B shares issued and outstanding	5,190	7,012
Diluted earnings per Class B common share	$0.35	$0.37
As of March 31, 2013, 920,202 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three month periods ended March 31, 2013 and March 31, 2012.
We excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class B common stock, as the related performance conditions had not been satisfied.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 8—Earnings per Common Share (continued)
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2013	2012
Class A common stock	(In thousands)
Options to purchase Class A common stock	1,952	596
Restricted stock units	41	4
Conversion of convertible preferred stock	6,859	6,859
Total options, restricted stock units and convertible preferred stock	8,852	7,459
Class B common stock
Options to purchase Class B common stock	323	19
Total options	323	19
Note 9—Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value. For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2012.
As of March 31, 2013 and December 31, 2012, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2013	(In thousands)
Corporate bonds	$—	$33,683	$—	$33,683
Commercial paper	—	45,144	—	45,144
Negotiable certificate of deposit	—	4,411	—	4,411
U.S. treasury notes	—	17,494	—	17,494
Agency securities	—	25,545	—	25,545
Municipal bonds	—	12,747	—	12,747
Asset-backed securities	—	24,161	—	24,161
Total	$—	$163,185	$—	$163,185

December 31, 2012
Corporate bonds	$—	$37,357	$—	$37,357
Commercial paper	—	55,748	—	55,748
Negotiable certificate of deposit	—	4,414	—	4,414
U.S. treasury notes	—	22,267	—	22,267
Agency securities	—	25,867	—	25,867
Municipal bonds	—	11,568	—	11,568
Asset-backed securities	—	26,566	—	26,566
Total	$—	$183,787	$—	$183,787

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 9—Fair Value Measurements (continued)
We based the fair value of our fixed income securities held as of March 31, 2013 and December 31, 2012 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three-month periods ended March 31, 2013 and 2012.
Note 10—Fair Value of Financial Instruments
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2012. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2013 and December 31, 2012 are presented in the table below.

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets	(In thousands)
Loans to bank customers	$7,228	$6,592	$7,552	$5,719

Financial Liabilities
Deposits	$222,022	$221,950	$198,451	$198,369
Note 11—Commitments and Contingencies
We monitor the laws of all 50 states to identify state laws or regulations that apply to prepaid debit cards and other stored value products. Many state laws do not specifically address stored value products and what, if any, legal or regulatory requirements (including licensing) apply to the sale of these products. We have obtained money transmitter licenses (or similar such licenses) where applicable, based on advice of counsel or when we have been requested to do so. If we were found to be in violation of any laws and regulations governing banking, money transmitters, electronic fund transfers, or money laundering in the United States or abroad, we could be subject to penalties or could be forced to change our business practices.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 11—Commitments and Contingencies (continued)
In the ordinary course of business, we are a party to various legal proceedings. We review these actions on an ongoing basis to determine whether it is probable that a loss has occurred and use that information when making accrual and disclosure decisions. We have not established reserves or possible ranges of losses related to these proceedings because, at this time in the proceedings, the matters do not relate to a probable loss and/or the amounts are not reasonably estimable.
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
Note 12—Significant Customer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended March 31,
	2013	2012
Walmart	67%	64%
Three other largest retail distributors, as a group	21%	20%
Excluding stock-based retailer incentive compensation of $1.6 million and $3.2 million for the three-month periods ended March 31, 2013 and 2012, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended March 31,
	2013	2012
Walmart	67%	65%
Three other largest retail distributors, as a group	21%	20%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended March 31,
	2013	2012
Concentration of GPR cards activated (in units)	85%	89%
Concentration of sales of cash transfer products (in units)	88%	90%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 12—Significant Customer Concentration (continued)
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	March 31, 2013	December 31, 2012
Walmart	26%	34%
Three other largest retail distributors, as a group	28%	36%
At March 31, 2013 and December 31, 2012, the customer funds underlying the Walmart co-branded GPR cards were held by GE Capital Retail Bank. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds. Additionally, we have receivables due from GE Capital Retail Bank that are included in accounts receivable, net, on our consolidated balance sheets. The failure of this entity could result in significant business disruption, a potential material adverse effect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables.
Note 13—Subsequent Event
In April 2013, we initiated an offer to exchange certain outstanding stock options for new options. This exchange offer provided our employees the opportunity to voluntarily exchange stock options with an exercise price at or greater than $20.00 for new, at-the-money options under our 2010 Equity Incentive Plan based on pre-established exchange ratios. Our executive officers and directors were not eligible to participate. The exchange offer expired on May 7, 2013. We accepted for exchange, options to purchase an aggregate of 463,305 shares of our Class A common stock or Class B common stock representing 44% of the shares subject to eligible options in the exchange offer. Subject to the terms and conditions set forth in the exchange offer, we issued new options to purchase an aggregate of 251,427 shares of our common stock at an exercise price of $18.56 in exchange for the options surrendered in the exchange offer. The new options will vest over four years and have a seven-year term.

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
Financial Results and Trends
Total operating revenues for the three months ended March 31, 2013 were $154.1 million compared to $141.2 million for the three months ended March 31, 2012. Total operating revenues were favorably impacted by increases in card revenues and other fees, cash transfer revenues and interchange revenues and a decrease in the amount of stock-based retailer incentive compensation. Total operating revenues increased primarily due to period-over-period growth in the number of cash transfers and purchase volume, which are described below. Total operating revenues were adversely impacted by a period-over-period decline in the number of active cards in our portfolio.
Net income for the three months ended March 31, 2013 was $15.6 million, compared to $16.4 million for the three months ended March 31, 2012. Net income declined primarily due to increases in employee headcount, including retention-based incentives for former employees of Loopt, Inc., or Loopt, which we acquired in March 2012. Net income also declined due to increases in depreciation and amortization of property and equipment as we continue to invest in infrastructure and product development. In particular, our product development investments included our investments in GoBank, which is expected to be available to U.S. consumers generally during the second or third quarter of 2013. Net income was positively impacted by a lower effective tax rate driven by the reinstatement of 2012 general business credits in January 2013 as a result of which we recognized a $0.5 million retroactive benefit attributable to 2012 in the first quarter of 2013, the period in which the legislation was enacted.
Since the second half of 2012 we have been facing increased competition at most of our largest retail distributors. Although we cannot accurately measure the precise effect of increased competition on results of operations, we believe that it negatively impacted our total operating revenues for the first quarter of 2013. In addition, the number of active cards in our portfolio and the number of cash transfers were negatively impacted during the first quarter of 2013 by voluntary risk controls we began implementing in 2012. For example, we declined approximately 20% of all new card activation attempts during the first quarter of 2013, which was more than double the number of declines during the comparable period in 2012. We believe the increased competition and voluntary risk controls will continue to have an adverse effect on our business, results of operations, and financial condition for the remainder of 2013 and the foreseeable future.

Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 11.25 million and 10.09 million MoneyPak and POS swipe reload transactions in the three-month periods ended March 31, 2013 and 2012, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.49 million and 4.69 million active cards outstanding as of March 31, 2013 and 2012, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $5.1 billion and $4.8 billion for the three-month periods ended March 31, 2013 and 2012, respectively. While we continue to view our gross dollar volume as a key metric, we review this metric in conjunction with purchase volume and give greater weight to our purchase volume when assessing our operating performance because we believe it is a better indicator of interchange revenue performance.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.6 billion and $3.5 billion for the three-month periods ended March 31, 2013 and 2012, respectively.
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
Compensation and Benefits Expenses — Compensation and benefits expenses represent the compensation and benefits that we provide to our employees and the payments we make to third-party contractors. While we have an in-house customer service function, we employ third-party contractors to conduct call center operations, handle routine customer service inquiries and provide consulting support in the area of IT operations and elsewhere. Compensation and benefits expenses associated with our customer service and loss management functions generally vary in line with the size of our active card portfolio, while the expenses associated with other functions do not.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2013.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods Ended March 31, 2013 and 2012
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$64,667	42.0%	$61,222	43.4%
Cash transfer revenues	44,335	28.8	39,643	28.1
Interchange revenues	46,756	30.3	43,506	30.8
Stock-based retailer incentive compensation	(1,609)	(1.0)	(3,190)	(2.3)
Total operating revenues	$154,149	100.0%	$141,181	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $64.7 million for the three months ended March 31, 2013, an increase of $3.5 million, or 6%, from the comparable period in 2012. The increase was primarily the result of a $7.9 million increase in other revenues, driven by period-over-period growth in our gift card program and a decrease in customer incentives that we record as a contra-revenue component of card revenues and other fees. This increase was partially offset by decreases in new card fee revenues and ATM fee revenues, which were primarily driven by a period-over-period decline of 4% in the number of active cards in our portfolio. The number of active cards in our portfolio was adversely impacted by increased competition and our implementation of voluntary risk controls, as discussed above under "Financial Results and Trends," which we expect will continue to impact our card revenues and other fees for the remainder of 2013. Additionally, we began offering our Walmart MoneyCard customers access to surcharge-free transactions via the nationwide MoneyPass ATM network in late June 2012, which also contributed to the decrease in ATM fee revenues.
Cash Transfer Revenues — Cash transfer revenues totaled $44.3 million for the three months ended March 31, 2013, an increase of $4.7 million, or 12%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 11% in the number of cash transfers sold. The increase in cash transfer volume was driven primarily by growth in cash transfer volume from third-party programs participating in our network, which increased the proportion of total cash transfer revenues represented by third party programs by approximately five percentage points. We believe our cash transfer revenues for the first quarter of 2013 were adversely impacted by increased competition and our implementation of voluntary risk controls, as discussed above under “Financial Results and Trends.” We expect these challenges to continue to impact our cash transfer revenues for the remainder of 2013.
Interchange Revenues — Interchange revenues totaled $46.8 million for the three months ended March 31, 2013, an increase of $3.3 million, or 8%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 3% in purchase volume. We believe our interchange revenues for the first quarter of 2013 were adversely impacted by increased competition and our implementation of voluntary risk controls, as discussed above under “Financial Results and Trends.” Although we expect these challenges to continue to impact our interchange revenues for the remainder of 2013, we expect to experience a seasonal pattern in our interchange revenues during 2013 similar to that which we experienced in 2012, as we believe purchase volume will be higher during the first quarter of 2013, as compared to the remaining quarters of 2013, due to taxpayers electing to receive their tax refunds via direct deposit on our cards.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended March 31, 2013. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $1.6 million of stock-based retailer incentive compensation, a decrease of $1.6 million, or 50%, from the comparable period in 2012. The decrease was the result of a lower stock price in the three months ended March 31, 2013 compared with the corresponding period in 2012.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$56,177	36.4%	$52,572	37.2%
Compensation and benefits expenses	31,754	20.6	26,153	18.5
Processing expenses	21,999	14.3	20,850	14.8
Other general and administrative expenses	20,880	13.5	15,968	11.3
Total operating expenses	$130,810	84.9%	$115,543	81.8%
Sales and Marketing Expenses — Sales and marketing expenses totaled $56.2 million for the three months ended March 31, 2013, an increase of $3.6 million, or 7% from the comparable period in 2012. This increase was primarily the result of an increase in the cost of manufacturing and distributing card packages, driven by the transition of our card issuing program with Synovus Bank to our subsidiary bank and the launch of new products, partially offset by decreases in advertising and marketing expenses, as we reduced our television and online advertising. We expect to incur additional sales and marketing expenses as the sales commissions we pay to Walmart for the MoneyCard program are scheduled to increase in May 2013 by approximately four percentage points. We may also incur additional sales and marketing expenses during the remainder of 2013 to support new business initiatives.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $31.8 million for the three months ended March 31, 2013, an increase of $5.6 million or 21%, from the comparable period in 2012. This increase was primarily the result of a $4.3 million increase in employee compensation and benefits, including the recognition of retention-based-incentives associated with our acquisition of Loopt. This growth was also due to additional employee headcount associated with the Loopt acquisition and our continued expansion of our operations to support the launch of new products and business initiatives. We will continue to incur additional compensation and benefits expense associated with our acquisition of Loopt, including remaining retention-based incentives of up to $3.4 million, which we will recognize on a straight-line basis from April through September 2013.
Processing Expenses — Processing expenses totaled $22.0 million for the three months ended March 31, 2013, an increase of $1.1 million, or 5% from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 3% in purchase volume. Processing expenses were partially offset by a reduction in third-party issuing bank fees as we transitioned our card issuing program with Synovus Bank to our subsidiary bank in November 2012. While processing expenses were favorably impacted by this transition, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues for the remainder of 2013 or in future years because these expenses are subject to a variety of factors, many of which are outside our control.
Other General and Administrative Expenses — Other general and administrative expenses totaled $20.9 million for the three months ended March 31, 2013, an increase of $4.9 million, or 31%, from the comparable period in 2012. This increase was primarily the result of a $2.7 million increase in depreciation and amortization of property and equipment and a $0.9 million write-off related to internally developed software that we will no longer utilize.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.6
General business credits	(3.4)	—
Employee stock-based compensation	1.8	1.6
Other	0.1	0.2
Effective tax rate	35.4%	38.4%
Our income tax expense decreased by $1.7 million to $8.6 million in the three months ended March 31, 2013 from the comparable period in 2012 due to a decrease in income before income taxes over those same periods and a decrease in our effective tax rate of 3.0% from 38.4% to 35.4%. This decrease was primarily driven by the reinstatement of 2012 general business credits. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which retroactively extended the general business credits from January 1, 2012 through December 31, 2013. As a result, we recognized the retroactive benefit of the 2012 general business credit of approximately $0.5 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted. Excluding the impact of this discrete item, our effective tax rate in the three months ended March 31, 2013 would have been 37.5%
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended
	2013	2012
	(In thousands)
Total cash provided by (used in)
Operating activities	$24,502	$37,263
Investing activities	11,850	(145,447)
Financing activities	40,217	2,371
Increase in unrestricted cash and cash equivalents	$76,569	$(105,813)
In the three-month periods ended March 31, 2013 and 2012, we financed our operations primarily through our cash flows from operations. At March 31, 2013, our primary source of liquidity was unrestricted cash and cash equivalents totaling $370.2 million. We also consider our $163.2 million of investment securities available-for-sale to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $24.5 million of net cash provided by operating activities in the three months ended March 31, 2013 principally resulted from $15.6 million of net income, adjusted for certain non-cash operating expenses of $12.1 million. Our $37.3 million of net cash provided by operating activities in the three months ended March 31, 2012 principally resulted from $16.4 million of net income, adjusted for certain non-cash operating expenses of $10.2 million.

Cash Flows from Investing Activities
Our $11.9 million of net cash used in investing activities in the three months ended March 31, 2013 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $20.4 million and payments for acquisition of property and equipment of $8.9 million. Our $145.4 million of net cash used in investing activities in the three months ended March 31, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $106.3 million, payments for acquisition of property and equipment of $7.8 million and net payments to acquire Loopt for $32.1 million.
Cash Flows from Financing Activities
Our $40.2 million of net cash provided by financing activities in the three months ended March 31, 2013 was primarily the result of increases in customer deposits and obligations to customers of $23.6 million and $16.0 million, respectively. Our $2.4 million of net cash provided by financing activities for the three months ended March 31, 2012 was the result of the exercise of stock options and the issuance of shares under our employee stock purchase plan of $0.6 million and excess tax benefits of $1.3 million.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During 2013, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect the level of our total investment in capital expenditures for 2013 to be similar to the level of investment in 2012.
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
Off-Balance Sheet Arrangements
During the three-month periods ended March 31, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital Requirements for Bank Holding Companies
As of March 31, 2013 and 2012, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since March 31, 2013 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
March 31, 2013
Tier 1 leverage	$311,508	43.3%	$35,968	5.0%
Tier 1 capital	311,508	84.5%	22,114	6.0%
Total risk-based capital	$311,508	84.5%	$36,857	10.0%

March 31, 2012
Tier 1 leverage	$223,503	56.6%	$19,736	5.0%
Tier 1 risk-based capital	223,503	74.8%	17,918	6.0%
Total risk-based capital	$223,503	74.8%	$29,863	10.0%
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

ITEM 4. Controls and Procedures
Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC's, rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
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
The defendants filed a motion to dismiss the consolidated complaint on February 11, 2013. On May 2, 2013, the Court conducted a hearing on the matter, granted the defendants' motion, and dismissed all the claims without prejudice. Plaintiffs were granted leave to file an amended complaint by June 17, 2013.
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013.
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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 67% and 21%, respectively, in the three months ended March 31, 2013. We do not expect the percentage of our 2013 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the three months ended March 31, 2013, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
State and federal legislators and regulatory authorities remain increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies For example, the Consumer Financial Protection Bureau, or CFPB, issued an advance notice of proposed rulemaking in May 2012, requesting comment on topics including the scope of regulation of prepaid cards, fees and disclosures applicable to prepaid cards, product features and other information. If the CFPB's rulemaking results in changes in the way we or the banks that issue our cards are regulated, these regulations could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Additionally, changes to the limitations placed on fees or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues. However, as the CFPB has not yet proposed any such rules, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business.

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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2013, interchange revenues represented 30.3% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, the banks that issue our cards or existing or future legislation, regulation or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth in this Item 1A could result in our actual operating results being different from our guidance, and such differences may be adverse and material.
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
Maintenance fee assessments accounted for approximately 95% of aggregate overdrawn account balances in the three months ended March 31, 2013, as compared to approximately 94% in the three months ended March 31, 2012. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of March 31, 2013, we had assets subject to settlement risk of $48.5 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and systems management personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and systems management personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and our Series A convertible junior participating non-cumulative perpetual preferred stock has no voting power. Based upon beneficial ownership as of March 31, 2013, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 49% of our outstanding voting stock, representing approximately 51% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
10.1	Second Material Terms Amendment to Agreement for Services, dated as of February 20, 2013, by and between the Registrant and Total System Services, Inc.(1)†

10.2	Offer letter to Samuel Altman from the Registrant, dated March 5, 2012.

10.3	Retention Agreement, dated as of March 8, 2012, by and between the Registrant and Samuel Altman.

10.4	2013 Executive Officer Bonus Plan.

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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.12 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 9, 2013	By:	/s/ John L. Keatley
		Name:	John L. Keatley
		Title:	Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
10.1	Second Material Terms Amendment to Agreement for Services, dated as of February 20, 2013, by and between the Registrant and Total System Services, Inc.(1)†

10.2	Offer letter to Samuel Altman from the Registrant, dated March 5, 2012.

10.3	Retention Agreement, dated as of March 8, 2012, by and between the Registrant and Samuel Altman.

10.4	2013 Executive Officer Bonus Plan.

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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.12 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 1, 2013.