Form 10-Q
period 2013-06-30
GREEN DOT CORP
filed 2013-08-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 32,727,582 shares of Class A common stock, par value $.001 per share (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock), and 3,874,858 shares of Class B common stock, par value $.001 per share, outstanding as of July 31, 2013.

GREEN DOT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$406,110	$293,590
Federal funds sold	919	3,001
Investment securities available-for-sale, at fair value	103,713	115,244
Settlement assets	48,694	36,127
Accounts receivable, net	46,035	40,441
Prepaid expenses and other assets	14,926	31,952
Income tax receivable	—	7,386
Net deferred tax assets	2,338	2,478
Total current assets	622,735	530,219
Restricted cash	637	634
Investment securities, available-for-sale, at fair value	68,754	68,543
Accounts receivable, net	6,112	10,931
Loans to bank customers, net of allowance for loan losses of $460 and $475 as of June 30, 2013 and December 31, 2012, respectively	7,226	7,552
Prepaid expenses and other assets	1,514	1,530
Property and equipment, net	58,363	58,376
Deferred expenses	7,722	12,510
Net deferred tax assets	4,666	4,629
Goodwill and intangible assets	30,740	30,804
Total assets	$808,469	$725,728
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,860	$31,411
Deposits	201,359	198,451
Obligations to customers	67,749	46,156
Settlement obligations	17,617	3,639
Amounts due to card issuing banks for overdrawn accounts	52,139	50,724
Other accrued liabilities	30,562	29,469
Deferred revenue	16,824	19,557
Income tax payable	6,204	—
Total current liabilities	408,314	379,407
Other accrued liabilities	32,287	18,557
Total liabilities	440,601	397,964
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized and 7 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	7	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 32,513 and 31,798 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	32	31
Class B convertible common stock, $0.001 par value, 100,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 3,909 and 4,197 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	172,007	158,656
Retained earnings	195,851	168,960
Accumulated other comprehensive income (loss)	(33)	106
Total stockholders’ equity	367,868	327,764
Total liabilities and stockholders’ equity	$808,469	$725,728
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$55,029	$57,862	$119,697	$119,084
Cash transfer revenues	45,633	40,246	89,968	79,889
Interchange revenues	41,913	39,528	88,669	83,034
Stock-based retailer incentive compensation	(1,967)	(2,593)	(3,576)	(5,783)
Total operating revenues	140,608	135,043	294,758	276,224
Operating expenses:
Sales and marketing expenses	51,680	53,014	107,857	105,586
Compensation and benefits expenses	31,200	27,880	62,954	54,033
Processing expenses	19,948	19,016	41,947	39,866
Other general and administrative expenses	20,425	17,998	41,305	33,966
Total operating expenses	123,253	117,908	254,063	233,451
Operating income	17,355	17,135	40,695	42,773
Interest income	855	1,185	1,674	2,144
Interest expense	(16)	(17)	(33)	(41)
Income before income taxes	18,194	18,303	42,336	44,876
Income tax expense	6,890	7,434	15,445	17,639
Net income	11,304	10,869	26,891	27,237
Income attributable to preferred stock	(1,798)	(1,756)	(4,289)	(4,406)
Net income allocated to common stockholders	$9,506	$9,113	$22,602	$22,831
Basic earnings per common share:
Class A common stock	$0.26	$0.26	$0.63	$0.64
Class B common stock	$0.26	$0.26	$0.63	$0.64
Basic weighted-average common shares issued and outstanding:
Class A common stock	31,463	29,098	31,208	28,968
Class B common stock	3,917	5,171	4,006	5,200
Diluted earnings per common share:
Class A common stock	$0.25	$0.25	$0.61	$0.62
Class B common stock	$0.25	$0.25	$0.61	$0.62
Diluted weighted-average common shares issued and outstanding:
Class A common stock	36,686	35,746	36,458	35,810
Class B common stock	4,975	6,640	5,086	6,830
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$11,304	$10,869	$26,891	$27,237
Other comprehensive income (loss)
Unrealized holding gains (losses), net of tax	(137)	41	(139)	20
Comprehensive income	$11,167	$10,910	$26,752	$27,257
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$26,891	$27,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,003	7,741
Provision for uncollectible overdrawn accounts	28,555	30,592
Employee stock-based compensation	6,509	6,621
Stock-based retailer incentive compensation	3,576	5,783
Amortization of premium on available-for-sale investment securities	277	629
Realized gains on investment securities	(11)	(5)
Provision (recovery) for uncollectible trade receivables	1	(364)
Impairment of capitalized software	1,156	872
Deferred income tax expense	189	—
Excess tax benefits from exercise of options	(847)	(2,651)
Changes in operating assets and liabilities:
Accounts receivable, net	(29,331)	(35,106)
Prepaid expenses and other assets	17,042	(12,481)
Deferred expenses	4,788	5,387
Accounts payable and other accrued liabilities	2,203	20,193
Amounts due issuing bank for overdrawn accounts	1,415	8,079
Deferred revenue	(2,733)	(9,651)
Income tax receivable	14,437	3,670
Net cash provided by operating activities	87,120	56,546

Investing activities
Purchases of available-for-sale investment securities	(110,112)	(140,750)
Proceeds from maturities of available-for-sale securities	82,062	11,300
Proceeds from sales of available-for-sale securities	38,879	20,122
Decrease in restricted cash	(3)	(122)
Payments for acquisition of property and equipment	(17,013)	(16,892)
Net principal collections on loans	326	1,744
Acquisitions, net of cash acquired	—	(33,427)
Net cash used in investing activities	(5,861)	(158,025)

Financing activities
Proceeds from exercise of options	2,420	2,549
Excess tax benefits from exercise of options	847	2,651
Net increase (decrease) in deposits	2,908	(6,034)
Net increase in obligations to customers	23,004	—
Net cash provided by financing activities	29,179	(834)

Net increase (decrease) in unrestricted cash, cash equivalents, and federal funds sold	110,438	(102,313)
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	296,591	225,433
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$407,029	$123,120

Cash paid for interest	34	48
Cash paid for income taxes	818	15,416
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries, Next Estate Communications, Inc.; Green Dot Bank; and Loopt, LLC) is a bank holding company with a mission to reinvent personal banking for the masses. Our prepaid products and services are available in more than 60,000 retail stores nationwide and online at Greendot.com. Our products include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and GoBank, an innovative checking account developed for distribution and use via mobile phones. GoBank is available online at GoBank.com and via the Apple App Store and Google Play. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
We market our products and services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by Green Dot Bank and third-party issuing banks including GE Capital Retail Bank, The Bancorp Bank, Sunrise Banks, N.A., and prior to November 2012, Columbus Bank and Trust Company, a division of Synovus Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Radio Shack, and with various industry resellers, such as Blackhawk Network, Inc. and Incomm. We refer to participating retailers collectively as our “retail distributors.”
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2012, for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the six months ended June 30, 2013. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the six months ended June 30, 2013 are not necessarily indicative of future results.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2013	(In thousands)
Corporate bonds	$38,961	$29	$(25)	$38,965
Commercial paper	58,949	23	(2)	58,970
Negotiable certificate of deposit	4,400	9	—	4,409
U.S. Treasury notes	2,301	3	—	2,304
Agency securities	26,515	7	(18)	26,504
Mortgage-backed securities	1,206	—	(59)	1,147
Municipal bonds	19,600	20	(30)	19,590
Asset-backed securities	20,590	9	(21)	20,578
Total investment securities	$172,522	$100	$(155)	$172,467

December 31, 2012
Corporate bonds	$37,320	$39	$(2)	$37,357
Commercial paper	55,733	17	(2)	55,748
Negotiable certificate of deposit	4,400	14	—	4,414
U.S. Treasury notes	22,258	9	—	22,267
Agency securities	25,845	23	(1)	25,867
Municipal bonds	11,528	43	(3)	11,568
Asset-backed securities	26,533	33	—	26,566
Total investment securities	$183,617	$178	$(8)	$183,787
As of June 30, 2013 and December 31, 2012, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
June 30, 2013	(In thousands)
Corporate bonds	$19,226	$(25)	$—	$—	$19,226	$(25)
Commercial paper	8,384	(2)	—	—	8,384	(2)
Agency securities	13,488	(18)	—	—	13,488	(18)
Mortgage-backed securities	1,147	(59)	—	—	1,147	(59)
Municipal bonds	11,599	(30)	—	—	11,599	(30)
Asset-backed securities	9,846	(21)	—	—	$9,846	$(21)
Total investment securities	$63,690	$(155)	$—	$—	$63,690	$(155)

December 31, 2012
Corporate bonds	$6,138	$(2)	$—	$—	$6,138	$(2)
Commercial paper	6,390	(2)	—	—	6,390	(2)
Agency securities	6,302	(1)	—	—	6,302	(1)
Municipal bonds	1,602	(3)	—	—	1,602	(3)
Total investment securities	$20,432	$(8)	$—	$—	$20,432	$(8)
We did not record any other-than-temporary impairment losses during the three and six-month periods ended June 30, 2013 or 2012 on our available-for-sale investment securities. We do not intend to sell these investments or we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3 — Investment Securities (continued)
As of June 30, 2013, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$103,666	$103,713
Due after one year through five years	45,511	45,493
Due after five years through ten years	1,049	1,049
Due after ten years	500	487
Mortgage and asset-backed securities	21,796	21,725
Total investment securities	$172,522	$172,467
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Overdrawn account balances due from cardholders	$18,346	$24,328
Reserve for uncollectible overdrawn accounts	(13,249)	(15,677)
Net overdrawn account balances due from cardholders	5,097	8,651

Trade receivables	5,298	5,686
Reserve for uncollectible trade receivables	(70)	(69)
Net trade receivables	5,228	5,617

Receivables due from card issuing banks	35,975	33,729
Other receivables	5,847	3,375
Accounts receivable, net	$52,147	$51,372
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$15,424	$15,722	$15,677	$15,309
Provision for uncollectible overdrawn accounts:
Fees	12,489	15,473	27,156	29,113
Purchase transactions	596	670	1,399	1,480
Charge-offs	(15,260)	(13,906)	(30,983)	(27,943)
Balance, end of period	$13,249	$17,959	$13,249	$17,959

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
June 30, 2013	(In thousands)
Real estate	$—	$135	$—	$135	$3,489	$3,624
Commercial	—	—	—	—	1,341	1,341
Installment	—	46	41	87	2,634	2,721
Total loans	$—	$181	$41	$222	$7,464	$7,686

Percentage of outstanding	—%	2.35%	0.53%	2.89%	97.11%	100.00%

December 31, 2012
Real estate	$91	$—	$—	$91	$3,465	$3,556
Commercial	77	—	—	77	1,102	1,179
Installment	22	3	—	25	3,267	3,292
Total loans	$190	$3	$—	$193	$7,834	$8,027

Percentage of outstanding	2.37%	0.04%	—%	2.40%	97.60%	100.00%
Nonperforming Loans
The following table presents our nonperforming loans, including impaired loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2012 for further information on the criteria for classification as nonperforming.

	June 30, 2013	December 31, 2012
	(In thousands)
Real estate	$12	$8
Commercial	158	244
Installment	104	135
Total loans	$274	$387
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
The table below presents our primary credit quality indicators related to our loan portfolio:

	June 30, 2013		December 31, 2012
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$3,318	$306	$3,360	$196
Commercial	1,249	92	930	249
Installment	2,639	82	3,000	292
Total loans	$7,206	$480	$7,290	$737

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. The following table presents key information regarding loans that we modified in TDRs as of June 30, 2013 and December 31, 2012. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk:

	June 30, 2013		December 31, 2012
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$31	$20	$194	$96
Commercial	481	199	280	136
Installment	426	175	403	173
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$450	$—	$475	$—
Provision for loans	—	310	10	310
Loans charged off	—	—	(35)	—
Recoveries of loans previously charged off	$10	$—	$10	$—
Balance, end of period	$460	$310	$460	$310
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
The following table summarizes stock options and restricted stock units granted under our 2010 Equity Incentive Plan:

	Six Months Ended June 30,
	2013	2012
	(In thousands, except per share data)
Stock options granted	1,588	976
Weighted-average exercise price	$16.57	$27.93
Weighted-average grant-date fair value	$5.55	$13.03

Restricted stock units granted	497	53
Weighted-average grant-date fair value	$16.55	$28.70

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 6—Employee Stock-Based Compensation (continued)
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.90%	1.12%
Expected term (life) of options (in years)	5.49	6.05
Expected dividends	—	—
Expected volatility	43.72%	48.26%
The total stock-based compensation expense recognized was $6.5 million and $6.6 million for the six-month periods ended June 30, 2013 and 2012, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.
Note 7—Income Taxes
Income tax expense for the six-month periods ended June 30, 2013 and 2012 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate and our actual income tax expense is shown in the following:

	Six Months Ended June 30,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.7
General business credits	(2.6)	—
Employee stock-based compensation	2.0	1.6
Other	0.2	1.0
Effective tax rate	36.5%	39.3%
The effective tax rates for the periods above differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit, and non-deductible employee stock based compensation. The effective tax rate for six months ended June 30, 2013 was favorably impacted by the reinstatement of 2012 general business credits. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which retroactively extended general business credits from January 1, 2012 through December 31, 2013. As a result, we recognized the retroactive benefit of the 2012 general business credit of approximately $0.5 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted. Excluding the impact of this discrete item, our effective tax rate in the six months ended June 30, 2013 would have been 37.7%.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax return for the year ended July 31, 2008 has been examined by the IRS, and there were no material changes in our tax liabilities for that year. Our consolidated federal income tax returns for the year ended July 31, 2009, the five-months ended December 31, 2009 and the years ended December 31, 2010 and 2011 are currently under examination by the IRS. We remain subject to examination of our federal income tax returns for the year ended December 31, 2012. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
We continuously evaluate income tax positions that we have taken or anticipate taking in a tax return. We recognize and measure the related income tax benefit in accordance with the guidance related to uncertainty in income taxes. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 7—Income Taxes (continued)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Beginning balance	$1,481	$—
Increases related to positions taken during prior years	500	—
Increases related to positions taken during the current year	741	—
Ending balance	$2,722	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$2,722	$—
Note 8—Earnings per Common Share
The calculation of basic earnings per common share, or EPS, and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$11,304	$10,869	$26,891	$27,237
Income attributable to preferred stock	(1,798)	(1,756)	(4,289)	(4,406)
Income attributable to other classes of common stock	(1,257)	(1,662)	(3,088)	(4,223)
Net income allocated to Class A common stockholders	$8,249	$7,451	$19,514	$18,608
Weighted-average Class A shares issued and outstanding	31,463	29,098	31,208	28,968
Basic earnings per Class A common share	$0.26	$0.26	$0.63	$0.64

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$8,249	$7,451	$19,514	$18,608
Re-allocated earnings	1,087	1,394	2,642	3,537
Diluted net income allocated to Class A common stockholders	9,336	8,845	22,156	22,145
Weighted-average Class A shares issued and outstanding	31,463	29,098	31,208	28,968
Dilutive potential common shares:
Class B common stock	4,975	6,640	5,086	6,830
Stock options	41	—	10	—
Restricted stock units	205	3	154	5
Employee stock purchase plan	2	5	—	7
Diluted weighted-average Class A shares issued and outstanding	36,686	35,746	36,458	35,810
Diluted earnings per Class A common share	$0.25	$0.25	$0.61	$0.62

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 8—Earnings per Common Share (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$11,304	$10,869	$26,891	$27,237
Income attributable to preferred stock	(1,798)	(1,756)	(4,289)	(4,406)
Income attributable to other classes of common stock	(8,479)	(7,789)	(20,097)	(19,491)
Net income allocated to Class B common stockholders	$1,027	$1,324	$2,505	$3,340
Weighted-average Class B shares issued and outstanding	3,917	5,171	4,006	5,200
Basic earnings per Class B common share	$0.26	$0.26	$0.63	$0.64

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$1,027	$1,324	$2,505	$3,340
Re-allocated earnings	239	319	586	883
Diluted net income allocated to Class B common stockholders	$1,266	$1,643	$3,091	$4,223
Weighted-average Class B shares issued and outstanding	3,917	5,171	4,006	5,200
Dilutive potential common shares:
Stock options	1,058	1,469	1,080	1,630
Diluted weighted-average Class B shares issued and outstanding	4,975	6,640	5,086	6,830
Diluted earnings per Class B common share	$0.25	$0.25	$0.61	$0.62
As of June 30, 2013, 809,772 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three and six-month periods ended June 30, 2013 and June 30, 2012.
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
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Class A common stock	(In thousands)
Options to purchase Class A common stock	1,056	1,157	1,449	824
Restricted stock units	17	17	27	9
Conversion of convertible preferred stock	6,859	6,859	6,859	6,859
Total options, restricted stock units and convertible preferred stock	7,932	8,033	8,335	7,692
Class B common stock
Options to purchase Class B common stock	45	50	160	29
Total options	45	50	160	29
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 9—Fair Value Measurements (continued)
As of June 30, 2013 and December 31, 2012, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2013	(In thousands)
Corporate bonds	$—	$38,965	$—	$38,965
Commercial paper	—	58,970	—	58,970
Negotiable certificate of deposit	—	4,409	—	4,409
U.S. Treasury notes	—	2,304	—	2,304
Agency securities	—	26,504	—	26,504
Mortgage-backed securities	—	1,147	—	1,147
Municipal bonds	—	19,590	—	19,590
Asset-backed securities	—	20,578	—	20,578
Total	$—	$172,467	$—	$172,467

December 31, 2012
Corporate bonds	$—	$37,357	$—	$37,357
Commercial paper	—	55,748	—	55,748
Negotiable certificate of deposit	—	4,414	—	4,414
U.S. treasury notes	—	22,267	—	22,267
Agency securities	—	25,867	—	25,867
Municipal bonds	—	11,568	—	11,568
Asset-backed securities	—	26,566	—	26,566
Total	$—	$183,787	$—	$183,787
We based the fair value of our fixed income securities held as of June 30, 2013 and December 31, 2012 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the six-month period ended June 30, 2013 or the year ended December 31, 2012.
Note 10—Fair Value of Financial Instruments
The following describes the valuation technique for determining the fair value of financial instruments, whether or not such instruments are carried at fair value on our consolidated balance sheets.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 10—Fair Value of Financial Instruments (continued)
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2013 and December 31, 2012 are presented in the table below.

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$7,226	$6,363	$7,552	$5,719

Financial Liabilities
Deposits	$201,359	$201,294	$198,451	$198,369
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
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Walmart	65%	64%	66%	64%
Three other largest retail distributors, as a group	22%	21%	22%	21%
Excluding stock-based retailer incentive compensation of $2.0 million and $2.6 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $3.6 million and $5.8 million for the six-month periods ended June 30, 2013 and 2012, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Walmart	65%	65%	66%	65%
Three other largest retail distributors, as a group	21%	21%	21%	20%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Concentration of GPR cards activated (in units)	85%	88%	84%	88%
Concentration of sales of cash transfer products (in units)	87%	88%	88%	89%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	June 30, 2013	December 31, 2012
Walmart	41%	35%
Three other largest retail distributors, as a group	50%	38%
At June 30, 2013 and December 31, 2012, the customer funds underlying the Walmart co-branded GPR cards were held by GE Capital Retail Bank. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds. Additionally, we have receivables due from GE Capital Retail Bank that are included in accounts receivable, net, on our consolidated balance sheets. The failure of this entity could result in significant business disruption, a potential material adverse effect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables. We are in the process of obtaining regulatory approval for the proposed transition of these customer funds to our subsidiary bank.

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
Overview
Green Dot is a bank holding company with a mission to reinvent personal banking for the masses. Our products and brands include Green Dot-brand reloadable prepaid debit cards, the Green Dot Reload Network, the Green Dot MoneyPak and GoBank. Our prepaid products and services are available in more than 60,000 retail stores nationwide and online at Greendot.com. GoBank is available online at GoBank.com and via the Apple App Store and Google Play, and additional distribution locations.
Financial Results and Trends
Total operating revenues for the three and six-month periods ended June 30, 2013 were $140.6 million and $294.8 million, respectively, compared to $135.0 million and $276.2 million for the three and six-month periods ended June 30, 2012, respectively. Total operating revenues were favorably impacted by increases in other revenues, a component of card revenues and other fees, increases in cash transfer revenues and interchange revenues, and a decrease in the amount of stock-based retailer incentive compensation. Other revenues increased primarily due to period-over-period growth in our gift card program and cash transfer and interchange revenues increased primarily due to period-over-period growth in the number of cash transfers and purchase volume, respectively, which are described below. Total operating revenues were adversely impacted by a period-over-period decline in the number of active cards in our portfolio as a result of increased competition and the implementation of enhanced risk controls, designed to mitigate fraudulent and other illegal activity involving our products and services, as discussed further below.
Net income for the three and six-month periods ended June 30, 2013 was $11.3 million and $26.9 million, respectively, compared to $10.9 million and $27.2 million for the three and six-month periods ended June 30, 2012, respectively. Net income for the three and six-month periods ended June 30, 2013 was favorably impacted by an increase in total operating revenues, a decrease in advertising expenses, and a decline in our effective tax rate due to general business credits. Net income for these periods was unfavorably impacted by an increase in sales commissions, driven by period-over-period growth in cash transfers sold and a scheduled increase in the commission rate we pay to Walmart for the MoneyCard program by approximately four percentage points; increases in costs of manufacturing and distributing card packages and placards as we readied for the launch of our GoBank product and transitioned our card issuing program with Synovus Bank to our subsidiary bank; increases in the average employee headcount; and an increases in depreciation and amortization of property and equipment.
Since the second half of 2012, we have experienced increased competition at most of our largest retail distributors. Although we cannot accurately measure the precise effect of increased competition on our results of operations, we believe that it negatively impacted our total operating revenues for the first half of 2013. In addition, the number of active cards in our portfolio and the number of cash transfers were negatively impacted during the first half of 2013 by enhanced risk controls we began voluntarily implementing in 2012. For example, we declined approximately 20% of all new card activation attempts during the first half of 2013, which was more than double the number of declines during the comparable period in 2012. We believe the increased competition and enhanced risk controls will continue to have an adverse effect on our business, results of operations, and financial condition for the remainder of 2013 and the foreseeable future.

We are currently rolling out products to approximately 20,000 new retail locations. These new distribution outlets include The Home Depot, Kroger Convenience Stores, Save-a-Lot retail stores, Dollar General and Dollar Tree. Consequently, we expect to incur additional sales and marketing expenses during the remainder of 2013 related to advertising and costs of materials as we roll out products to the stores of these new retail distributors, existing retail distributors, new check cashing partners and to support our new GoBank partnerships.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 11.32 million and 10.14 million MoneyPak and POS swipe reload transactions in the three-month periods ended June 30, 2013 and 2012, respectively, and 22.57 million and 20.23 million MoneyPak and POS swipe reload transactions in the six-month periods ended June 30, 2013 and 2012, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.39 million and 4.44 million active cards outstanding as of June 30, 2013 and 2012, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.4 billion and $4.0 billion for the three-month periods ended June 30, 2013 and 2012, respectively, and $9.5 billion and $8.8 billion for the six-month periods ended June 30, 2013 and 2012, respectively. While we continue to view our gross dollar volume as a key metric, we review this metric in conjunction with purchase volume and give greater weight to our purchase volume when assessing our operating performance because we believe it is a better indicator of interchange revenue performance.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.2 billion and $2.9 billion for the three-month periods ended June 30, 2013 and 2012, respectively, and $6.8 billion and $6.4 billion for the six-month periods ended June 30, 2013 and 2012, respectively.
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

Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2013.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended June 30, 2013 and 2012
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$55,029	39.1%	$57,862	42.8%
Cash transfer revenues	45,633	32.5	40,246	29.8
Interchange revenues	41,913	29.8	39,528	29.3
Stock-based retailer incentive compensation	(1,967)	(1.4)	(2,593)	(1.9)
Total operating revenues	$140,608	100.0%	$135,043	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $55.0 million for the three months ended June 30, 2013, a decrease of $2.9 million, or 5%, from the comparable period in 2012. The decrease was primarily the result of a decline in monthly maintenance fees, driven by a period-over-period decline of 1% in the number of active cards in our portfolio as a result of increased competition and the implementation of enhanced risk controls as discussed under "Financial Results and Trends." The decrease in card revenues and other fees was also due to a decline in ATM fees as a result of higher usage of our fee-free ATM network. The decrease was partially offset by period-over-period growth in our gift card program.
Cash Transfer Revenues — Cash transfer revenues totaled $45.6 million for the three months ended June 30, 2013, an increase of $5.4 million, or 13%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 12% in the number of cash transfers sold. The increase in cash transfer volume was driven primarily by growth in cash transfer volume from third-party programs participating in our network.,The proportion of total cash transfer revenues represented by third party programs increased by approximately five percentage points as compared to the comparable period in 2012.
Interchange Revenues — Interchange revenues totaled $41.9 million for the three months ended June 30, 2013, an increase of $2.4 million, or 6%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 10% in purchase volume. We expect to experience a seasonal pattern in our interchange revenues during 2013 similar to that which we experienced in 2012, as we expect purchase volume will be higher during the first half of 2013, as compared to the remainder of 2013.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended June 30, 2013. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $2.0 million of stock-based retailer incentive compensation, a decrease of $0.6 million, or 23%, from the comparable period in 2012. The decrease was the result of a lower stock price in the three months ended June 30, 2013 compared with the corresponding period in 2012. Our stock price reached its all-time low in the second half of 2012. While we cannot assure you that our stock price will not decline, we expect our stock-based retailer incentive compensation expense to be significantly higher in the second half of 2013, as compared to the second half of 2012, as a result of the appreciation of our stock price in recent periods.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$51,680	36.8%	$53,014	39.3%
Compensation and benefits expenses	31,200	22.2	27,880	20.6
Processing expenses	19,948	14.2	19,016	14.1
Other general and administrative expenses	20,425	14.5	17,998	13.3
Total operating expenses	$123,253	86.2%	$117,908	84.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $51.7 million for the three months ended June 30, 2013, a decrease of $1.3 million, or 2% from the comparable period in 2012. This decrease was primarily the result of a decline in advertising and marketing expenses as we reduced our television and online advertising. This decrease was partially offset by an increase in the sales commissions, driven by period-over-period growth of 12% in the number of cash transfers sold and an increase in the sales commission rate we pay to Walmart for the MoneyCard program, which increased in May 2013 by approximately four percentage points. We expect to incur additional sales and marketing expenses during the remainder of 2013, as discussed under "Financial Results and Trends."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $31.2 million for the three months ended June 30, 2013, an increase of $3.3 million or 12%, from the comparable period in 2012. This increase was primarily the result of higher incentive compensation earned by employees. In 2012, incentive compensation was lower as we did not meet all of our performance objectives under our cash incentive plan.
Processing Expenses — Processing expenses totaled $19.9 million for the three months ended June 30, 2013, an increase of $0.9 million, or 5% from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 10% in purchase volume. Processing expenses were partially offset by an increase in volume incentives from the payment networks and a reduction in third-party issuing bank fees as we transitioned our card issuing program with Synovus Bank to our subsidiary bank in November 2012.
Other General and Administrative Expenses — Other general and administrative expenses totaled $20.4 million for the three months ended June 30, 2013, an increase of $2.4 million, or 13%, from the comparable period in 2012. This increase was primarily the result of a $2.5 million increase in depreciation and amortization of property and equipment associated with our investments in infrastructure and product development.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.8
General business credits	(1.6)	—
Employee stock-based compensation	2.2	2.0
Other	0.4	1.8
Effective tax rate	37.9%	40.6%
Our income tax expense decreased by $0.5 million to $6.9 million in the three months ended June 30, 2013 from the comparable period in 2012 due to a decrease in our effective tax rate of 3% from 40.6% to 37.9%, primarily due to general business credits related to 2013.

Comparison of Six-Month Periods Ended June 30, 2013 and 2012
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Six Months Ended June 30,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$119,697	40.6%	$119,084	43.1%
Cash transfer revenues	89,968	30.5	79,889	28.9
Interchange revenues	88,669	30.1	83,034	30.1
Stock-based retailer incentive compensation	(3,576)	(1.2)	(5,783)	(2.1)
Total operating revenues	$294,758	100.0%	$276,224	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $119.7 million for the six months ended June 30, 2013, an increase of $0.6 million, or 1%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth in our gift card program partially offset by a period-over-period decline of 1% in the number of active cards in our portfolio as a result of increased competition and the implementation of enhanced risk controls as discussed under "Financial Results and Trends."
Cash Transfer Revenues — Cash transfer revenues totaled $90.0 million for the six months ended June 30, 2013, an increase of $10.1 million, or 13%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 12% in the number of cash transfers sold. The increase in cash transfer volume was driven primarily by growth in cash transfer volume from third-party programs participating in our network. The proportion of total cash transfer revenues represented by third party programs increased by approximately five percentage points as compared to the comparable period in 2012.
Interchange Revenues — Interchange revenues totaled $88.7 million for the six months ended June 30, 2013, an increase of $5.7 million, or 7%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 6% in purchase volume.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 220,860 shares issued to Walmart during the six months ended June 30, 2013. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $3.6 million of stock-based retailer incentive compensation, a decrease of $2.2 million, or 38%, from the comparable period in 2012. The decrease was the result of a lower stock price in the six months ended June 30, 2013 compared with the corresponding period in 2012.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$107,857	36.6%	$105,586	38.2%
Compensation and benefits expenses	62,954	21.4	54,033	19.6
Processing expenses	41,947	14.2	39,866	14.4
Other general and administrative expenses	41,305	14.0	33,966	12.3
Total operating expenses	$254,063	86.2%	$233,451	84.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $107.9 million for the six months ended June 30, 2013, an increase of $2.3 million, or 2% from the comparable period in 2012. This increase was primarily the result of an increase in the sales commissions, driven by period-over-period growth of 12% in the number of cash transfers sold and an increase in the sales commission rate we pay to Walmart for the MoneyCard program, which increased in May 2013 by approximately four percentage points. The increase in sales and marketing expenses was also due to higher costs of manufacturing and distributing card packages incurred during the first quarter of 2013 related to the transition of our card issuing program with Synovus Bank to our subsidiary bank. The increase was partially offset by a decline in advertising and marketing expenses as we reduced our television and online advertising. We expect to incur additional sales and marketing expenses during the remainder of 2013, as discussed above under "Financial Results and Trends."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $63.0 million for the six months ended June 30, 2013, an increase of $9.0 million or 17%, from the comparable period in 2012. This increase was primarily the result of a $8.3 million increase in employee compensation and benefits, driven by higher average employee headcount for the period and the recognition of retention-based-incentives associated with our acquisition of Loopt.
Processing Expenses — Processing expenses totaled $41.9 million for the six months ended June 30, 2013, an increase of $2.0 million, or 5% from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 6% in purchase volume. Processing expenses were partially offset by a reduction in third-party issuing bank fees as we transitioned our card issuing program with Synovus Bank to our subsidiary bank in November 2012 and increases in volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $41.3 million for the six months ended June 30, 2013, an increase of $7.3 million, or 21%, from the comparable period in 2012. This increase was primarily the result of a $5.3 million increase in depreciation and amortization of property and equipment associated with our investments in infrastructure and product development, and $1.7 million increase in transaction losses, primarily associated with customer disputed transactions.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.7
General business credits	(2.6)	—
Employee stock-based compensation	2.0	1.6
Other	0.2	1.0
Effective tax rate	36.5%	39.3%
Our income tax expense decreased by $2.2 million to $15.4 million in the six months ended June 30, 2013 from the comparable period in 2012 due to a decrease in income before income taxes over those same periods and a decrease in our effective tax rate of 2.8% from 39.3% to 36.5%, primarily driven by general business credits related to 2012 and 2013. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which retroactively extended the general business credits from January 1, 2012 through December 31, 2013. As a result, we recognized the retroactive benefit of the 2012 general business credit of approximately $0.5 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted. Excluding the impact of this discrete item, our effective tax rate in the six months ended June 30, 2013 would have been 37.7%.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Total cash provided by (used in)
Operating activities	$87,120	$56,546
Investing activities	(5,861)	(158,025)
Financing activities	29,179	(834)
Increase in unrestricted cash and cash equivalents	$110,438	$(102,313)
In the six-month periods ended June 30, 2013 and 2012, we financed our operations primarily through our cash flows from operations. At June 30, 2013, our primary source of liquidity was unrestricted cash and cash equivalents totaling $406.1 million. We also consider our $172.5 million of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A and Class B common stock and our Series A convertible junior participating non-cumulative perpetual preferred stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
Cash Flows from Operating Activities
Our $87.1 million of net cash provided by operating activities in the six months ended June 30, 2013 principally resulted from $26.9 million of net income, adjusted for certain non-cash operating expenses of $24.7 million, and a decrease in prepaid expenses and other assets and income tax receivable of $17.0 million and $14.4 million, respectively. Our $56.5 million of net cash provided by operating activities in the six months ended June 30, 2012 principally resulted from $27.2 million of net income, adjusted for certain non-cash operating expenses of $21.3 million, partially offset by an increase in prepaid expenses and other assets of $12.5 million.
Cash Flows from Investing Activities
Our $5.9 million of net cash used in investing activities in the six months ended June 30, 2013 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $10.8 million and payments for acquisition of property and equipment of $17.0 million. Our $158.0 million of net cash used in investing activities in the six months ended June 30, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $109.3 million, payments for acquisition of property and equipment of $16.9 million and net payments to acquire Loopt for $33.4 million.
Cash Flows from Financing Activities
Our $29.2 million of net cash provided by financing activities in the six months ended June 30, 2013 was primarily the result of increases in obligations to customers and customer deposits of $23.0 million and $2.9 million, respectively. Our $0.8 million of net cash provided by financing activities for the six months ended June 30, 2012 was the result a decrease in customer deposits of $6.0 million, partially offset by the exercise of stock options and the issuance of shares under our employee stock purchase plan of $2.5 million, and excess tax benefits of $2.7 million.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During the remainder of 2013, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect the level of our total investment in capital expenditures for 2013 to be similar to the level of investment in 2012.

We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
Additionally, we anticipate making ongoing cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. For example, should we receive regulatory approval for the proposed transition of our card issuing program with GE Capital Retail Bank to our subsidiary bank, we would expect to make additional contributions to our subsidiary bank and settle our liability associated with overdrawn cardholder account balances, which is included in our consolidated balance sheet as "amounts due to card issuing banks for overdrawn accounts."
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
During the six-month periods ended June 30, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Capital Requirements for Bank Holding Companies
As of June 30, 2013 and December 31, 2012, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since June 30, 2013 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
June 30, 2013
Tier 1 leverage	$331,066	43.5%	$38,043	5.0%
Tier 1 capital	331,066	97.1%	20,451	6.0%
Total risk-based capital	$331,066	97.1%	$34,085	10.0%

December 31, 2012
Tier 1 leverage	$289,323	47.8%	$30,266	5.0%
Tier 1 risk-based capital	289,323	84.3%	20,591	6.0%
Total risk-based capital	$289,323	84.3%	$34,318	10.0%
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
As reported previously, on July 27, 2012 a purported class action was filed in the United States District Court for the Central District of California against us and two of our officers. A similar suit was filed on August 10, 2012, and the cases were later consolidated under the caption In Re Green Dot Corporation Securities Litigation, Case No. CV 12-6492-GW (CWx). The consolidated action asserted purported claims under: (i) Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements in January 2012 and April 2012 regarding our business and financial results, on behalf of a class of purchasers of our securities between January 26, 2012 and July 26, 2012 (a period in which plaintiffs claim our stock price was artificially inflated); and (ii) Sections 11 and 15 of the Securities Act of 1933 for alleged misstatements in our IPO Registration Statement and Prospectus, on behalf of persons who acquired shares in or traceable to the IPO in July 2010.
On May 2, 2013, the Court granted a motion to dismiss all of the claims asserted in that action, and the plaintiffs subsequently agreed to voluntarily dismiss the case with prejudice rather than amend their complaint. On June 19, 2013 the court dismissed the consolidated action with prejudice. No payments were made to the plaintiffs in connection with the dismissal.
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the SEC on May 9, 2013.
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

•	our ability to obtain timely regulatory approval for strategic initiatives, such as the proposed migration of our Walmart MoneyCard program from GE Capital Retail Bank to our subsidiary bank;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•
the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure, including our investments in a processing solution to eventually replace the processing services provided by Total System Services, Inc.;

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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 66% and 22%, respectively, in the six months ended June 30, 2013. We do not expect the percentage of our 2013 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the six months ended June 30, 2013, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our operating revenues for a particular period are difficult to predict, especially in light of recent developments in the competitive environment of our market and related uncertainty. Our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, may decline or grow at a slower rate than in prior periods, as it did in 2012. Our ability to meet financial expectations could be adversely affected by various factors such as increasing competition within the store locations of many of our largest retail distributors, and our continued implementation of enhanced risk control factors, which we believe is likely to, among other things, continue to adversely affect our new card activations from legitimate customers for the foreseeable future. We also expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results for each of the first three quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years.
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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. We expect competition to intensify as existing competitors and new market entrants are bringing to market products and services that are substantially similar to ours or that may be perceived to be better than ours. For example, Walmart began selling an American Express-branded checking account alternative product at its store locations in October 2012. This competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

•
prepaid card program managers, such as American Express Company, First Data Corporation, Total Systems Services, Inc., AccountNow, Inc., PreCash Inc. and other traditional banks, such as J.P. Morgan Chase & Co., that have recently entered the prepaid card market;

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
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or cardholder information. These activities often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, operating results and financial condition. Furthermore, we have accelerated the implementation of risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms will continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.

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
Moreover, in response to the financial crisis of 2008 and the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, banking supervisors in the United States continue to implement a variety of new requirements on banking entities. Some of these requirements apply or will apply directly to us or to our subsidiary bank, while certain requirements apply or will apply only to larger institutions. Although we cannot anticipate the final form of many of these regulations, how they will affect our business or results of operations, or how they will change the competitive landscape in which we operate, such regulations could have a material adverse impact on our business and financial condition, particularly if they make it more difficult for us or our retail distributors to sell our card products.
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
State and federal legislators and regulatory authorities remain increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies, For example, the Consumer Financial Protection Bureau, or CFPB, issued an advance notice of proposed rulemaking in May 2012, requesting comment on topics including the scope of regulation of prepaid cards, fees and disclosures applicable to prepaid cards, product features and other information. If the CFPB's rulemaking results in changes in the way we or the banks that issue our cards are regulated, these regulations could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Additionally, changes to the limitations placed on fees or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues. However, as the CFPB has not yet proposed any such rules, and is not expected to until late 2013, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business.
On July 31, 2013, the U.S. District Court in the District of Columbia overturned the Federal Reserve's rules regarding interchange fees and network exclusivity, a provision of the Dodd-Frank Act commonly referred to as the Durbin Amendment. The current debit interchange cap and network exclusivity rules will remain in place until the Federal

Reserve can replace the invalidated portions of the rule. The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. While the interchange rates that may be earned by us and our bank will be unaffected by this ruling, there can be no assurance that future regulation or changes by Visa or MasterCard in response to this ruling will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by Visa or MasterCard or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the six months ended June 30, 2013, interchange revenues represented 30.1% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, changes in regulation in response to the recent court ruling on the Federal Reserve's interchange rules or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

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
All of our cards under the Walmart MoneyCard program are currently issued by GE Capital Retail Bank, formerly GE Money Bank. We are in the process of obtaining regulatory approval for our proposed transition of this program to our subsidiary bank. There can be no assurance that we will obtain regulatory approval and consequently our relationship with GE Capital Retail Bank may continue to be a critical component of our ability to conduct our business and to maintain our revenue and expense structure.
We may be unable to maintain relationships with the third-party banks that issue our cards for a variety of reasons, including increased regulatory oversight, more burdensome regulation of our industry, increased compliance requirements or changes in business strategy. If we lose or do not maintain existing third-party banking relationships, we could incur significant switching and other costs and expenses and we and users of our products and services could be significantly affected, creating contingent liabilities for us. As a result, the failure to maintain adequate banking relationships could have a material adverse effect on our business, results of operations and financial condition. Our agreements with the third-party banks that issue our cards provide for revenue-sharing arrangements and cost and expense allocations between the parties. Changes in the revenue-sharing arrangements or the costs and expenses that we have to bear under these relationships could have a material impact on our operating expenses. In addition, we may be unable to maintain adequate banking relationships or renew our agreements with third-party card issuing banks under terms at least as favorable to us as those existing before renewal.
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
Recent and proposed changes to U.S. patent laws and rules may also affect our ability to protect and enforce our intellectual property rights. For example, the recently passed Leahy-Smith America Invents Act, will transition the manner in which patents are issued and change the way in which issued patents are challenged. The long-term impact of these changes are unknown, but this law could cause a certain degree of uncertainty surrounding the enforcement and defense of our issued patents, as well as greater costs concerning new and existing patent applications.
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
Maintenance fee assessments accounted for approximately 95% of aggregate overdrawn account balances in the six months ended June 30, 2013, as compared to approximately 94% in the six months ended June 30, 2012. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of June 30, 2013, we had assets subject to settlement risk of $48.7 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic downturns could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. If conditions in the United States remain uncertain or deteriorate further, we may experience a reduction in the number of our cards that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, our business, results of operations and financial condition would be materially harmed.
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
We and some of the third-party service providers on which we depend for various support functions, such as customer service and card processing, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our principal offices, for example, are situated in the foothills of southern California near known earthquake fault zones and areas of elevated wild fire danger. If any catastrophic event were to occur, our ability to operate our business could be seriously impaired. In addition, we might not have adequate insurance to cover our losses resulting from catastrophic events or other significant business interruptions. Any significant losses that are not recoverable under our insurance policies, as well as the damage to, or interruption of, our infrastructure and processes, could seriously impair our business and financial condition.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share and our Series A convertible junior participating non-cumulative perpetual preferred stock has no voting power. Based upon beneficial ownership as of June 30, 2013, our current directors, executive officers, holders of more than 5% of our total shares of common stock outstanding and their respective affiliates will, in the aggregate, beneficially own approximately 50% of our outstanding voting stock, representing approximately 56% of the voting power of our outstanding capital stock. As a result, these stockholders are able to exercise a controlling influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and have significant influence over our management and policies for the foreseeable future. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our Class A common stock. In addition, these stockholders, some of which have representatives sitting on our board of directors, could use their voting control to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board of director proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
10.1
Agreement to Purchase Assets and Assume Liabilities from GE Retail Bank, dated as of June 7, 2013, by and between Green Dot Bank, the subsidiary bank of Green Dot Corporation, and GE Capital Retail Bank(1)

10.2
Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 14, 2013, by and among Green Dot Corporation and Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P. and GE Capital Retail Bank†

10.3
Additional Product Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended, by and among Green Dot Corporation and Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., and GE Capital Retail Bank.†

31.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on June 10, 2013.

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
10.1
Agreement to Purchase Assets and Assume Liabilities from GE Retail Bank, dated as of June 7, 2013, by and between Green Dot Bank, the subsidiary bank of Green Dot Corporation, and GE Capital Retail Bank.(1)

10.2
Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 14, 2013, by and among Green Dot Corporation and Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P. and GE Capital Retail Bank†

10.3
Additional Product Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended, by and among Green Dot Corporation and Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., and GE Capital Retail Bank.†

31.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on June 10, 2013.