Form 10-Q
period 2013-09-30
GREEN DOT CORP
filed 2013-11-08
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 37,355,439 shares of Class A common stock, par value $.001 per share (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of October 31, 2013.

GREEN DOT CORPORATION

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$328,879	$293,590
Federal funds sold	922	3,001
Investment securities available-for-sale, at fair value	138,407	115,244
Settlement assets	38,400	36,127
Accounts receivable, net	48,208	40,441
Prepaid expenses and other assets	26,310	31,952
Income tax receivable	3,590	7,386
Net deferred tax assets	2,338	2,478
Total current assets	587,054	530,219
Restricted cash	667	634
Investment securities, available-for-sale, at fair value	97,779	68,543
Accounts receivable, net	4,844	10,931
Loans to bank customers, net of allowance for loan losses of $464 and $475 as of September 30, 2013 and December 31, 2012, respectively	6,522	7,552
Prepaid expenses and other assets	1,496	1,530
Property and equipment, net	62,599	58,376
Deferred expenses	6,946	12,510
Net deferred tax assets	4,558	4,629
Goodwill and intangible assets	30,708	30,804
Total assets	$803,173	$725,728
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,047	$31,411
Deposits	189,261	198,451
Obligations to customers	56,871	46,156
Settlement obligations	10,206	3,639
Amounts due to card issuing banks for overdrawn accounts	52,260	50,724
Other accrued liabilities	27,172	29,469
Deferred revenue	13,663	19,557
Total current liabilities	370,480	379,407
Other accrued liabilities	41,545	18,557
Deferred revenue	325	—
Total liabilities	412,350	397,964
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized and 7 shares issued and outstanding as of September 30, 2013 and December 31, 2012	7	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2013 and December 31, 2012; 37,340 and 31,798 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	37	31
Class B convertible common stock, $0.001 par value, 0 and 100,000 shares authorized as of September 30, 2013 and December 31, 2012, respectively; 0 and 4,197 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	4
Additional paid-in capital	188,804	158,656
Retained earnings	201,964	168,960
Accumulated other comprehensive income	11	106
Total stockholders’ equity	390,823	327,764
Total liabilities and stockholders’ equity	$803,173	$725,728
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$51,066	$52,548	$170,762	$171,632
Cash transfer revenues	47,193	41,832	137,161	121,721
Interchange revenues	40,872	39,581	129,541	122,615
Stock-based retailer incentive compensation	(2,587)	(1,202)	(6,163)	(6,985)
Total operating revenues	136,544	132,759	431,301	408,983
Operating expenses:
Sales and marketing expenses	52,042	51,930	159,899	157,516
Compensation and benefits expenses	32,343	29,041	95,297	83,074
Processing expenses	22,231	18,802	64,178	58,668
Other general and administrative expenses	21,954	18,109	63,259	52,075
Total operating expenses	128,570	117,882	382,633	351,333
Operating income	7,974	14,877	48,668	57,650
Interest income	800	983	2,474	3,127
Interest expense	(22)	(21)	(55)	(62)
Income before income taxes	8,752	15,839	51,087	60,715
Income tax expense	2,638	6,227	18,083	23,866
Net income	6,114	9,612	33,004	36,849
Income attributable to preferred stock	(958)	(1,543)	(5,232)	(5,938)
Net income allocated to common stockholders	$5,156	$8,069	$27,772	$30,911
Basic earnings per common share:
Class A common stock	$0.14	$0.23	$0.76	$0.87
Class B common stock	$0.14	$0.23	$0.76	$0.87
Basic weighted-average common shares issued and outstanding:
Class A common stock	33,716	30,067	32,054	29,502
Class B common stock	2,447	4,585	3,481	4,884
Diluted earnings per common share:
Class A common stock	$0.13	$0.22	$0.74	$0.84
Class B common stock	$0.13	$0.22	$0.74	$0.84
Diluted weighted-average common shares issued and outstanding:
Class A common stock	37,771	35,826	36,844	35,901
Class B common stock	2,447	5,732	3,481	6,346
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$6,114	$9,612	$33,004	$36,849
Other comprehensive income (loss)
Unrealized holding gains (losses), net of tax	44	60	(95)	80
Comprehensive income	$6,158	$9,672	$32,909	$36,929
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$33,004	$36,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,906	12,564
Provision for uncollectible overdrawn accounts	38,164	46,683
Employee stock-based compensation	10,674	9,041
Stock-based retailer incentive compensation	6,163	6,985
Amortization of premium on available-for-sale investment securities	456	954
Realized gains on investment securities	(8)	(8)
Recovery of uncollectible trade receivables	(12)	(420)
Impairment of capitalized software	1,856	912
Deferred income tax expense	271	(32)
Excess tax benefits from exercise of options	(3,749)	(2,665)
Changes in operating assets and liabilities:
Accounts receivable, net	(39,832)	(51,405)
Prepaid expenses and other assets	5,676	(11,022)
Deferred expenses	5,564	5,681
Accounts payable and other accrued liabilities	11,350	21,809
Amounts due issuing bank for overdrawn accounts	1,536	12,984
Deferred revenue	(5,569)	(10,523)
Income tax receivable	7,543	4,929
Net cash provided by operating activities	92,993	83,316

Investing activities
Purchases of available-for-sale investment securities	(214,638)	(200,755)
Proceeds from maturities of available-for-sale securities	114,975	29,708
Proceeds from sales of available-for-sale securities	46,663	55,855
(Increase) decrease in restricted cash	(33)	142
Payments for acquisition of property and equipment	(26,912)	(23,312)
Net principal collections on loans	1,030	2,348
Acquisitions, net of cash acquired	—	(33,401)
Net cash used in investing activities	(78,915)	(169,415)

Financing activities
Proceeds from exercise of options	9,564	2,710
Excess tax benefits from exercise of options	3,749	2,665
Net decrease in deposits	(9,190)	(428)
Net increase in obligations to customers	15,009	23,137
Net cash provided by financing activities	19,132	28,084

Net increase (decrease) in unrestricted cash, cash equivalents, and federal funds sold	33,210	(58,015)
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	296,591	225,433
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$329,801	$167,418

Cash paid for interest	7	72
Cash paid for income taxes	10,266	23,012
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries, Next Estate Communications, Inc.; Green Dot Bank; and Loopt, LLC) is a bank holding company with a mission to reinvent personal banking for the masses. Our prepaid products and services are available in more than 80,000 retail stores nationwide and online at Greendot.com. Our products include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and GoBank, an innovative checking account developed for distribution and use via mobile phones. GoBank is available online at GoBank.com and via the Apple App Store and Google Play. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2012, for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2013. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of future results.
Recent Accounting Pronouncements
Recently Adopted Standards
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
Recently Issued Standards
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 2—Summary of Significant Accounting Policies (continued)
statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will adopt the standard effective January 1, 2014. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2013	(In thousands)
Corporate bonds	$67,191	$40	$(17)	$67,214
Commercial paper	82,091	19	(1)	82,109
Negotiable certificate of deposit	4,400	5	—	4,405
U.S. Treasury notes	11,360	11	—	11,371
Agency securities	29,510	20	—	29,530
Mortgage-backed securities	2,668	—	(62)	2,606
Municipal bonds	19,843	24	(13)	19,854
Asset-backed securities	19,105	6	(14)	19,097
Total investment securities	$236,168	$125	$(107)	$236,186

December 31, 2012
Corporate bonds	$37,320	$39	$(2)	$37,357
Commercial paper	55,733	17	(2)	55,748
Negotiable certificate of deposit	4,400	14	—	4,414
U.S. Treasury notes	22,258	9	—	22,267
Agency securities	25,845	23	(1)	25,867
Municipal bonds	11,528	43	(3)	11,568
Asset-backed securities	26,533	33	—	26,566
Total investment securities	$183,617	$178	$(8)	$183,787
As of September 30, 2013 and December 31, 2012, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
September 30, 2013	(In thousands)
Corporate bonds	$28,421	$(17)	$—	$—	$28,421	$(17)
Commercial paper	8,592	(1)	—	—	8,592	(1)
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	2,606	(62)	—	—	2,606	(62)
Municipal bonds	7,899	(13)	—	—	7,899	(13)
Asset-backed securities	9,035	(14)	—	—	$9,035	$(14)
Total investment securities	$56,553	$(107)	$—	$—	$56,553	$(107)

December 31, 2012
Corporate bonds	$6,138	$(2)	$—	$—	$6,138	$(2)
Commercial paper	6,390	(2)	—	—	6,390	(2)
Agency securities	6,302	(1)	—	—	6,302	(1)
Municipal bonds	1,602	(3)	—	—	1,602	(3)
Total investment securities	$20,432	$(8)	$—	$—	$20,432	$(8)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 3 — Investment Securities (continued)
We did not record any other-than-temporary impairment losses during the three and nine-month periods ended September 30, 2013 or 2012 on our available-for-sale investment securities. We do not intend to sell these investments or we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2013, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$138,359	$138,407
Due after one year through five years	74,692	74,733
Due after five years through ten years	1,047	1,051
Due after ten years	500	496
Mortgage and asset-backed securities	21,570	21,499
Total investment securities	$236,168	$236,186
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Overdrawn account balances due from cardholders	$15,597	$24,328
Reserve for uncollectible overdrawn accounts	(10,653)	(15,677)
Net overdrawn account balances due from cardholders	4,944	8,651

Trade receivables	4,401	5,686
Reserve for uncollectible trade receivables	(56)	(69)
Net trade receivables	4,345	5,617

Receivables due from card issuing banks	41,942	33,729
Other receivables	1,821	3,375
Accounts receivable, net	$53,052	$51,372
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$13,249	$15,722	$15,677	$15,309
Provision for uncollectible overdrawn accounts:
Fees	9,240	15,473	36,396	29,113
Purchase transactions	369	670	1,768	1,480
Charge-offs	(12,205)	(13,906)	(43,188)	(27,943)
Balance, end of period	$10,653	$17,959	$10,653	$17,959

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
September 30, 2013	(In thousands)
Real estate	$—	$—	$7	$7	$3,305	$3,312
Commercial	3	—	—	3	1,292	1,295
Installment	—	1	4	5	2,374	2,379
Total loans	$3	$1	$11	$15	$6,971	$6,986

Percentage of outstanding	0.04%	0.01%	0.16%	0.21%	99.79%	100.00%

December 31, 2012
Real estate	$91	$—	$—	$91	$3,465	$3,556
Commercial	77	—	—	77	1,102	1,179
Installment	22	3	—	25	3,267	3,292
Total loans	$190	$3	$—	$193	$7,834	$8,027

Percentage of outstanding	2.37%	0.04%	—%	2.40%	97.60%	100.00%
Nonperforming Loans
The following table presents our nonperforming loans, including impaired loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2012 for further information on the criteria for classification as nonperforming.

	September 30, 2013	December 31, 2012
	(In thousands)
Real estate	$73	$8
Commercial	126	244
Installment	209	135
Total loans	$408	$387
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
The table below presents our primary credit quality indicators related to our loan portfolio:

	September 30, 2013		December 31, 2012
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$2,992	$320	$3,360	$196
Commercial	1,235	60	930	249
Installment	2,293	86	3,000	292
Total loans	$6,520	$466	$7,290	$737

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 5—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. The following table presents key information regarding loans that we modified in TDRs as of September 30, 2013 and December 31, 2012. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk:

	September 30, 2013		December 31, 2012
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$123	$73	$194	$96
Commercial	364	126	280	136
Installment	471	209	403	173
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$460	$310	$475	$—
Provision for loans	—	39	—	349
Loans charged off	—	(51)	(25)	(51)
Recoveries of loans previously charged off	$4	$—	$14	$—
Balance, end of period	$464	$298	$464	$298
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
The following table summarizes stock options and restricted stock units granted under our 2010 Equity Incentive Plan:

	Nine Months Ended September 30,
	2013	2012
	(In thousands, except per share data)
Stock options granted	1,708	1,101
Weighted-average exercise price	$16.89	$27.83
Weighted-average grant-date fair value	$5.97	$12.70

Restricted stock units granted	503	53
Weighted-average grant-date fair value	$16.57	$28.70

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 6—Employee Stock-Based Compensation (continued)
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	1.00%	1.22%
Expected term (life) of options (in years)	5.68	6.49
Expected dividends	—	—
Expected volatility	43.61%	45.46%
The total stock-based compensation expense recognized was $10.7 million and $9.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.
Note 7—Income Taxes
Income tax expense for the nine-month periods ended September 30, 2013 and 2012 varied from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation between the expected federal income tax expense using the federal statutory tax rate and our actual income tax expense is shown in the following:

	Nine Months Ended September 30,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.8
General business credits	(3.2)	—
Employee stock-based compensation	1.6	1.9
Other	0.2	0.6
Effective tax rate	35.4%	39.3%
The effective tax rates for the periods above generally differ from the expected federal statutory tax rate of 35% primarily due to state income taxes, net of the federal tax benefit, and non-deductible employee stock based compensation. The effective tax rate for nine months ended September 30, 2013 was favorably impacted by our recognition of general business credits related to 2012 and 2013 of $0.8 million and $1.0 million, respectively. Excluding the impact of the discrete items related to 2012, our effective tax rate in the nine months ended September 30, 2013 would have been 37.0%.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 7—Income Taxes (continued)
We continuously evaluate income tax positions that we have taken or anticipate taking in a tax return. We recognize and measure the related income tax benefit in accordance with the guidance related to uncertainty in income taxes. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Beginning balance	$1,481	$—
Increases related to positions taken during prior years	500	—
Increases related to positions taken during the current year	866	—
Ending balance	$2,847	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$2,847	$—
Note 8—Earnings per Common Share
In August 2013, the issued and outstanding shares of our Class B Common Stock declined to less than 10% of the aggregate number of issued and outstanding shares of our Class A Common Stock and Class B Common Stock. Pursuant to the terms of Article V of our Certificate of Incorporation, the issued and outstanding shares of our Class B common stock automatically converted into shares of our Class A common stock. Following this automatic conversion, there is now only a single class of our common stock outstanding. As Class B common stock was outstanding for a portion of the year, we continue to disclose earnings per common share, or EPS, for both classes of common stock.
The calculation of basic and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$6,114	$9,612	$33,004	$36,849
Income attributable to preferred stock	(958)	(1,543)	(5,232)	(5,938)
Income attributable to other classes of common stock	(449)	(1,303)	(3,324)	(5,370)
Net income allocated to Class A common stockholders	$4,707	$6,766	$24,448	$25,541
Weighted-average Class A shares issued and outstanding	33,716	30,067	32,054	29,502
Basic earnings per Class A common share	$0.14	$0.23	$0.76	$0.87

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$4,707	$6,766	$24,448	$25,541
Re-allocated earnings	379	1,082	2,827	4,471
Diluted net income allocated to Class A common stockholders	5,086	7,848	27,275	30,012
Weighted-average Class A shares issued and outstanding	33,716	30,067	32,054	29,502
Dilutive potential common shares:
Class B common stock	2,447	5,732	3,481	6,346
Stock options	1,333	—	1,104	—
Restricted stock units	254	—	195	4
Employee stock purchase plan	21	27	10	49
Diluted weighted-average Class A shares issued and outstanding	37,771	35,826	36,844	35,901
Diluted earnings per Class A common share	$0.13	$0.22	$0.74	$0.84

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 8—Earnings per Common Share (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$6,114	$9,612	$33,004	$36,849
Income attributable to preferred stock	(958)	(1,543)	(5,232)	(5,938)
Income attributable to other classes of common stock	(4,815)	(7,036)	(25,118)	(26,683)
Net income allocated to Class B common stockholders	$341	$1,033	$2,654	$4,228
Weighted-average Class B shares issued and outstanding	2,447	4,585	3,481	4,884
Basic earnings per Class B common share	$0.14	$0.23	$0.76	$0.87

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$341	$1,033	$2,654	$4,228
Re-allocated earnings	(12)	224	(78)	1,077
Diluted net income allocated to Class B common stockholders	$329	$1,257	$2,576	$5,305
Weighted-average Class B shares issued and outstanding	2,447	4,585	3,481	4,884
Dilutive potential common shares:
Stock options	—	1,147	—	1,462
Diluted weighted-average Class B shares issued and outstanding	2,447	5,732	3,481	6,346
Diluted earnings per Class B common share	$0.13	$0.22	$0.74	$0.84
As of September 30, 2013, 699,342 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three and nine-month periods ended September 30, 2013 and September 30, 2012.
We excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class A common stock, as the related performance conditions had not been satisfied.
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Class A common stock	(In thousands)
Options to purchase Class A common stock	351	2,153	975	1,143
Restricted stock units	—	43	15	19
Conversion of convertible preferred stock	6,859	6,859	6,859	6,859
Total options, restricted stock units and convertible preferred stock	7,210	9,055	7,849	8,021
Class B common stock
Options to purchase Class B common stock	—	403	—	67
Total options	—	403	—	67
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Note 9—Fair Value Measurements (continued)
As of September 30, 2013 and December 31, 2012, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2013	(In thousands)
Corporate bonds	$—	$67,214	$—	$67,214
Commercial paper	—	82,109	—	82,109
Negotiable certificate of deposit	—	4,405	—	4,405
U.S. Treasury notes	—	11,371	—	11,371
Agency securities	—	29,530	—	29,530
Mortgage-backed securities	—	2,606	—	2,606
Municipal bonds	—	19,854	—	19,854
Asset-backed securities	—	19,097	—	19,097
Total	$—	$236,186	$—	$236,186

December 31, 2012
Corporate bonds	$—	$37,357	$—	$37,357
Commercial paper	—	55,748	—	55,748
Negotiable certificate of deposit	—	4,414	—	4,414
U.S. treasury notes	—	22,267	—	22,267
Agency securities	—	25,867	—	25,867
Municipal bonds	—	11,568	—	11,568
Asset-backed securities	—	26,566	—	26,566
Total	$—	$183,787	$—	$183,787
We based the fair value of our fixed income securities held as of September 30, 2013 and December 31, 2012 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the nine month period ended September 30, 2013 or the year ended December 31, 2012.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2013 and December 31, 2012 are presented in the table below.

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,522	$5,887	$7,552	$5,719

Financial Liabilities
Deposits	$189,261	$189,206	$198,451	$198,369
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
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Walmart	62%	62%	65%	63%
Three other largest retail distributors, as a group	22%	20%	22%	21%
Excluding stock-based retailer incentive compensation of $2.6 million and $1.2 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $6.2 million and $7.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Walmart	63%	63%	65%	64%
Three other largest retail distributors, as a group	22%	20%	21%	20%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Concentration of GPR cards activated (in units)	83%	88%	85%	88%
Concentration of sales of cash transfer products (in units)	87%	89%	87%	88%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	September 30, 2013	December 31, 2012
Walmart	29%	35%
Three other largest retail distributors, as a group	36%	38%
At September 30, 2013 and December 31, 2012, the customer funds underlying the Walmart co-branded GPR cards were held by GE Capital Retail Bank. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds. Additionally, we have receivables due from GE Capital Retail Bank that are included in accounts receivable, net, on our consolidated balance sheets. The failure of this entity could result in significant business disruption, a potential material adverse effect on our ability to service our customers, potential contingent obligations by us to customers and material write-offs of uncollectible receivables. We are in the process of obtaining regulatory approval for the proposed transition of these customer funds to our subsidiary bank.

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
Overview
Green Dot Corporation is a technology-centric, pro-consumer Bank Holding Company with a mission to reinvent personal banking for the masses. Our products and brands include Green Dot-brand reloadable prepaid debit cards, the Green Dot Reload Network, the Green Dot MoneyPak and GoBank. Green Dot Corporation products are available to consumers at more than 80,000 retailers nationwide, online and via the leading app stores.
Financial Results and Trends
Total operating revenues for the three and nine-month periods ended September 30, 2013 were $136.5 million and $431.3 million, respectively, compared to $132.8 million and $409.0 million for the three and nine-month periods ended September 30, 2012, respectively. Total operating revenues for these periods were favorably impacted by increases in other revenues, a component of card revenues and other fees, and increases in cash transfer revenues and interchange revenues. Other revenues increased primarily due to period-over-period growth in our gift card program and cash transfer and interchange revenues increased primarily due to period-over-period growth in the number of cash transfers and purchase volume, respectively, which are described below. Total operating revenues for these periods were adversely impacted by declines in monthly maintenance fees, new card fees and ATM fees, all components of card revenues and other fees. Monthly maintenance fees declined primarily due to an increase in fee waivers earned by cardholders. New card fees declined as a result of a period-over-period decline in card sales, driven by increased competition and the implementation of enhanced risk controls, as discussed further below. ATM fees declined as a result of higher usage of our fee-free ATM network.
Total operating expenses for the three and nine-month periods ended September 30, 2013 were $128.6 million and $382.6 million, respectively, compared to $117.9 million and $351.3 million for the three and nine-month periods ended September 30, 2012, respectively. Total operating expenses for these periods were adversely impacted by increases in compensation and benefits expenses, processing expenses and other general and administrative expenses. Compensation and benefits expenses increased primarily due to our efforts to attract and retain technology development personnel. Processing expenses increased primarily due to period-over-period growth in purchase volume. Other general and administrative expenses increased primarily due to increases in depreciation and amortization of property and equipment as we invested in technology to support our new product launches and improve our core infrastructure and increases in transaction losses, primarily associated with customer disputed transactions.
Income tax expense for the three and nine-month periods ended September 30, 2013 were $2.6 million and $18.1 million, respectively, compared to $6.2 million and $23.9 million for the three and nine-month periods ended September 30, 2012, respectively. Income tax expense for these periods declined primarily as a result of our recognition of general business credits related to 2012 and 2013 throughout the year and a decline in income before income taxes. Although we expect to recognize general business credits in the fourth quarter of 2013 and beyond, we believe our effective tax rate for the foreseeable future will be higher than our effective tax rate for three months ended September 30, 2013.
Since the second half of 2012, we have experienced increased competition at most of our largest retail distributors. Although we cannot accurately measure the precise effect of increased competition on our results of operations, we believe that it negatively impacted our total operating revenues for the first three quarters of 2013. In addition, the number of active cards in our portfolio and the number of cash transfers were negatively impacted during the first three quarters of 2013 by enhanced risk controls we began voluntarily implementing in 2012. For example, during the first nine months of 2013, we declined 10-20% more new card activations than the comparable period in 2012. We believe the increased competition and enhanced risk controls will continue to have an adverse effect on our business, results of operations, and financial condition in the fourth quarter of 2013 and the foreseeable future.
As previously announced, we are expanding our distribution channel by more than 27,000 new retail locations, such as The Home Depot, Family Dollar, Dollar General and Dollar Tree, and expanding our product offerings at Walmart stores. Consequently, we expect to incur additional sales and marketing expenses during the fourth quarter of 2013 related primarily to costs of materials as we roll out products to the stores of these new retail distributors, existing retail distributors, new check cashing partners and to support our new GoBank partnerships.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual performance.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 11.43 million and 10.52 million MoneyPak and POS swipe reload transactions in the three-month periods ended September 30, 2013 and 2012, respectively, and 34.00 million and 30.75 million MoneyPak and POS swipe reload transactions in the nine-month periods ended September 30, 2013 and 2012, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.41 million and 4.42 million active cards outstanding as of September 30, 2013 and 2012, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.4 billion and $4.1 billion for the three-month periods ended September 30, 2013 and 2012, respectively, and $13.9 billion and $12.9 billion for the nine-month periods ended September 30, 2013 and 2012, respectively. While we continue to view our gross dollar volume as a key metric, we review this metric in conjunction with purchase volume and give greater weight to our purchase volume when assessing our operating performance because we believe it is a better indicator of interchange revenue performance.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.3 billion and $3.0 billion for the three-month periods ended September 30, 2013 and 2012, respectively, and $10.1 billion and $9.4 billion for the nine-month periods ended September 30, 2013 and 2012, respectively.
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR cards to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees when a consumer purchases a GPR or gift card in a retail store. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account, expediting delivery of the personalized GPR card that replaces the temporary card obtained at the retail store and upgrading a cardholder account to our premium program — the VIP program — which provides benefits for our more active cardholders.
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of Green Dot-branded and co-branded cards in our portfolio and upon the extent to which fees are waived based on significant usage. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of Green Dot-branded and co-branded active cards in our portfolio and the extent to which cardholders enroll in our VIP program, which has no ATM fees, or conduct ATM transactions on our fee-free ATM network, consisting of more than 23,000 nationwide ATMs as of December 2012. Our aggregate new card fee revenues vary based upon the number of GPR cards activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new card fees between Green Dot-branded and co-branded products and between GPR cards and gift cards.
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
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, and rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.

Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Since the majority of our operations are based in California, most of our state taxes are paid to that state.
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2013.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended September 30, 2013 and 2012
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended September 30,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$51,066	37.4%	$52,548	39.6%
Cash transfer revenues	47,193	34.6	41,832	31.5
Interchange revenues	40,872	29.9	39,581	29.8
Stock-based retailer incentive compensation	(2,587)	(1.9)	(1,202)	(0.9)
Total operating revenues	$136,544	100.0%	$132,759	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $51.1 million for the three months ended September 30, 2013, a decrease of $1.4 million, or 3%, from the comparable period in 2012. The decrease was primarily the result of a decline in monthly maintenance fees due to an increase in fee waivers earned by cardholders. The decrease in card revenues and other fees was also due to a decline in new card fees as a result of a period-over-period decline in new card sales and a decline in ATM fees as a result of higher usage of our fee-free ATM network. The decreases in monthly maintenance fees, new card fees and ATM fees were partially offset by period-over-period growth in our gift card program.
Cash Transfer Revenues — Cash transfer revenues totaled $47.2 million for the three months ended September 30, 2013, an increase of $5.4 million, or 13%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 9% in the number of cash transfers sold. The increase in cash transfer volume was driven primarily by growth in cash transfer volume from third-party programs participating in our network, which increased by approximately four percentage points as compared to the comparable period in 2012.
Interchange Revenues — Interchange revenues totaled $40.9 million for the three months ended September 30, 2013, an increase of $1.3 million, or 3%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 10% in purchase volume, partially offset by a slight decline in the effective interchange rate we earn on purchase volume. This rate decline was the result of a shift in the mix of payment networks and payment types. We expect to experience a seasonal pattern in our interchange revenues during 2013 similar to that which we experienced in 2012, as we expect purchase volume will be higher during the first half of 2013, as compared to the remainder of 2013.

Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended September 30, 2013. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $2.6 million of stock-based retailer incentive compensation, an increase of $1.4 million, or 117%, from the comparable period in 2012. The increase was the result of a higher stock price in the three months ended September 30, 2013 compared with the corresponding period in 2012. Our stock price reached its all-time low in the second half of 2012. While we cannot assure you that our stock price will not decline, we expect our stock-based retailer incentive compensation expense to be significantly higher in the second half of 2013, as compared to the second half of 2012, as a result of the appreciation of our stock price in recent periods.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$52,042	38.1%	$51,930	39.1%
Compensation and benefits expenses	32,343	23.7	29,041	21.9
Processing expenses	22,231	16.3	18,802	14.2
Other general and administrative expenses	21,954	16.1	18,109	13.6
Total operating expenses	$128,570	88.7%	$117,882	85.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $52.0 million for the three months ended September 30, 2013, an increase of $0.1 million, or 0% from the comparable period in 2012. This slight increase was primarily the result of an increase in the sales commissions, driven by period-over-period growth of 9% in the number of cash transfers sold and an increase in the sales commission rate we pay to Walmart for the MoneyCard program, which increased in May 2013 by approximately four percentage points. This increase was offset by a decrease in advertising and marketing expenses as we reduced the level of our television and online advertising. We expect to incur additional sales and marketing expenses during the remainder of 2013, as discussed under "Financial Results and Trends."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $32.3 million for the three months ended September 30, 2013, an increase of $3.3 million or 11%, from the comparable period in 2012. This increase was primarily the result of a $4.4 million increase in employee compensation and benefits, including a $1.7 million increase in stock-based compensation expense. The period-over-period growth in employee compensation and benefits is primarily related to our efforts to attract and retain technology development personnel. The increase in compensation and benefits expenses was partially offset by a $1.1 million decline in third-party contractor expenses.
Processing Expenses — Processing expenses totaled $22.2 million for the three months ended September 30, 2013, an increase of $3.4 million, or 18% from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 10% in purchase volume, a decline in volume incentives from payment networks and higher usage of our fee-free ATM network. Processing expenses were partially offset by a reduction in third-party issuing bank fees as we transitioned our card issuing program with Synovus Bank to our subsidiary bank in November 2012.
Other General and Administrative Expenses — Other general and administrative expenses totaled $22.0 million for the three months ended September 30, 2013, an increase of $3.9 million, or 22%, from the comparable period in 2012. This increase was primarily the result of a $2.1 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new product launches and improve our core infrastructure and a $1.4 million increase in transaction losses, primarily associated with customer disputed transactions.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended September 30,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.8	2.2
General business credits	(6.2)	—
Employee stock-based compensation	(0.4)	1.9
Other	0.2	0.2
Effective tax rate	30.4%	39.3%
Our income tax expense decreased by $3.6 million to $2.6 million in the three months ended September 30, 2013 from the comparable period in 2012 due to a decrease in our effective tax rate by approximately 9 percentage points from 39.3% to 30.4%, primarily due to general business credits we recognized in the third quarter of 2013 related to California's enterprise zone program, and a decrease in income before income taxes over those same periods. Although we expect to recognize general business credits in the fourth quarter of 2013 and beyond, we believe our effective tax rate for the foreseeable future will be higher than our effective tax rate for three months ended September 30, 2013.
Comparison of Nine-Month Periods Ended September 30, 2013 and 2012
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$170,762	39.6%	$171,632	42.0%
Cash transfer revenues	137,161	31.8	121,721	29.8
Interchange revenues	129,541	30.0	122,615	30.0
Stock-based retailer incentive compensation	(6,163)	(1.4)	(6,985)	(1.7)
Total operating revenues	$431,301	100.0%	$408,983	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $170.8 million for the nine months ended September 30, 2013, a decrease of $0.8 million, or less than 1%, from the comparable period in 2012. This decline was driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2013 and 2012—Operating Revenues—Card Revenues and Other Fees."
Cash Transfer Revenues — Cash transfer revenues totaled $137.2 million for the nine months ended September 30, 2013, an increase of $15.5 million, or 13%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 11% in the number of cash transfers sold. The increase in cash transfer volume was driven primarily by growth in cash transfer volume from third-party programs participating in our network. The proportion of total cash transfer revenues represented by third party programs increased by approximately six percentage points as compared to the comparable period in 2012.
Interchange Revenues — Interchange revenues totaled $129.5 million for the nine months ended September 30, 2013, an increase of $6.9 million, or 6%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 7% in purchase volume.
Stock-based Retailer Incentive Compensation — Our right to repurchase lapsed as to 331,290 shares issued to Walmart during the nine months ended September 30, 2013. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock, resulting in $6.2 million of stock-based retailer incentive compensation, a decrease of $0.8 million, or 11%, from the comparable period in 2012. The decrease was the result of a lower average stock price in the nine months ended September 30, 2013 compared with the corresponding period in 2012.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$159,899	37.1%	$157,516	38.5%
Compensation and benefits expenses	95,297	22.1	83,074	20.3
Processing expenses	64,178	14.9	58,668	14.3
Other general and administrative expenses	63,259	14.7	52,075	12.7
Total operating expenses	$382,633	88.7%	$351,333	85.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $159.9 million for the nine months ended September 30, 2013, an increase of $2.4 million, or 2% from the comparable period in 2012. This increase was primarily the result of an increase in the sales commissions, driven by period-over-period growth of 11% in the number of cash transfers sold and an increase in the sales commission rate we pay to Walmart for the MoneyCard program, which increased in May 2013 by approximately four percentage points. The increase in sales and marketing expenses was also due to higher costs of manufacturing and distributing card packages related to new product launches and the transition of our card issuing program with Synovus Bank to our subsidiary bank. The increase was partially offset by a decline in advertising and marketing expenses as we reduced our television and online advertising. We expect to incur additional sales and marketing expenses during the remainder of 2013, as discussed above under "Financial Results and Trends."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $95.3 million for the nine months ended September 30, 2013, an increase of $12.2 million or 15%, from the comparable period in 2012. This increase was primarily the result of a $10.6 million increase in employee compensation and benefits, driven by higher average employee headcount for the period, our efforts to attract and retain technology personnel, and the recognition of retention-based incentives associated with our acquisition of Loopt. These retention-based incentives impacted the last three quarters of 2012 and the first three quarters of 2013.
Processing Expenses — Processing expenses totaled $64.2 million for the nine months ended September 30, 2013, an increase of $5.5 million, or 9% from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 7% in purchase volume. Processing expenses were partially offset by a reduction in third-party issuing bank fees as we transitioned our card issuing program with Synovus Bank to our subsidiary bank in November 2012.
Other General and Administrative Expenses — Other general and administrative expenses totaled $63.3 million for the nine months ended September 30, 2013, an increase of $11.2 million, or 21%, from the comparable period in 2012. This increase was primarily the result of a $7.3 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new products launches and improve our core infrastructure, and a $3.1 million increase in transaction losses, primarily associated with customer disputed transactions.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.8
General business credits	(3.2)	—
Employee stock-based compensation	1.6	1.9
Other	0.2	0.6
Effective tax rate	35.4%	39.3%
Our income tax expense decreased by $5.8 million to $18.1 million in the nine months ended September 30, 2013 from the comparable period in 2012 due to a decrease in income before income taxes over those same periods and a decrease in our effective tax rate by 3.9 percentage points from 39.3% to 35.4%, primarily driven by general business credits related to 2012 and 2013 of $0.8 million and $1.0 million, respectively. Excluding the impact of the discrete items related to 2012, our effective tax rate in the nine months ended September 30, 2013 would have been 37.0%.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Total cash provided by (used in)
Operating activities	$92,993	$83,316
Investing activities	(78,915)	(169,415)
Financing activities	19,132	28,084
Increase in unrestricted cash and cash equivalents	$33,210	$(58,015)
In the nine-month periods ended September 30, 2013 and 2012, we financed our operations primarily through our cash flows from operations. At September 30, 2013, our primary source of liquidity was unrestricted cash and cash equivalents totaling $328.9 million. We also consider our $236.2 million of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and our Series A convertible junior participating non-cumulative perpetual preferred stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
Cash Flows from Operating Activities
Our $93.0 million of net cash provided by operating activities in the nine months ended September 30, 2013 principally resulted from $33.0 million of net income, adjusted for certain non-cash operating expenses of $39.3 million, and a decrease in accounts payable and accrued liabilities and income tax receivable of $11.4 million and $7.5 million, respectively. Our $83.3 million of net cash provided by operating activities in the nine months ended September 30, 2012 principally resulted from $36.8 million of net income, adjusted for certain non-cash operating expenses of $30.0 million, partially offset by an increase in prepaid expenses and other assets of $11.0 million.

Cash Flows from Investing Activities
Our $78.9 million of net cash used in investing activities in the nine months ended September 30, 2013 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $53.0 million and payments for acquisition of property and equipment of $26.9 million. Our $169.4 million of net cash used in investing activities in the nine months ended September 30, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $115.2 million, payments for acquisition of property and equipment of $23.3 million and net payments to acquire Loopt for $33.4 million.
Cash Flows from Financing Activities
Our $19.1 million of net cash provided by financing activities in the nine months ended September 30, 2013 was primarily the result of increases in obligations to customers of $15.0 million, proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan of $9.6 million and excess tax benefits of $3.7 million, partially offset by a decrease in customer deposits of $9.2 million. Our $28.1 million of net cash provided by financing activities for the nine months ended September 30, 2012 was the result of increases in obligations to customers of $23.1 million, proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan of $2.7 million and excess tax benefits of $2.7 million.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During the fourth quarter of 2013, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect the level of our total investment in capital expenditures for 2013 to be similar to the level of investment in 2012.
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
Off-Balance Sheet Arrangements
During the nine-month periods ended September 30, 2013 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Capital Requirements for Bank Holding Companies
As of September 30, 2013 and December 31, 2012, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since September 30, 2013 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
September 30, 2013
Tier 1 leverage	$354,086	46.0%	$38,458	5.0%
Tier 1 capital	354,086	101.8%	21,015	6.0%
Total risk-based capital	$354,086	101.8%	$35,025	10.0%

December 31, 2012
Tier 1 leverage	$289,323	47.8%	$30,266	5.0%
Tier 1 risk-based capital	289,323	84.3%	20,591	6.0%
Total risk-based capital	$289,323	84.3%	$34,318	10.0%
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
ITEM 4. Controls and Procedures
Disclosure controls and procedures — Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Executive Officer as acting Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC's, rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls — Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013.
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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 65% and 22%, respectively, in the nine months ended September 30, 2013. We do not expect the percentage of our 2013 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the nine months ended September 30, 2013, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business, and might have a positive impact on the business of one of our competitors if it were able to replace us. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. We expect competition to intensify as existing competitors and new market entrants are bringing to market products and services that are substantially similar to ours or that may be perceived to be better than ours. For example, Walmart began selling an American Express-branded checking account alternative product at its store locations in October 2012. Competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

•
prepaid card program managers, such as American Express Company, First Data Corporation, Total Systems Services, Inc., AccountNow, Inc., PreCash Inc. and other traditional banks, such as J.P. Morgan Chase & Co., that have entered the prepaid card market;

•	reload network providers, such as Visa, Inc. (or Visa), The Western Union Company and MoneyGram International, Inc.; and

•	prepaid card distributors, such as InComm and Blackhawk Network, Inc.
Some of these vendors compete with us in more than one of the vendor categories described above, while others are primarily focused in a single category. In addition, competitors in one category have worked or are working with competitors in other categories to compete with us. A portion of our cash transfer revenues is derived from reloads to cards managed by companies that compete with us as program managers. We also face actual and potential competition from retail distributors or from other companies, such as PayPal and Visa that have decided or may in the future decide to compete, or compete more aggressively, in the prepaid financial services industry.
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
State and federal legislators and regulatory authorities remain increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. For example, the Consumer Financial Protection Bureau, or CFPB, issued an advance notice of proposed rulemaking in May 2012, requesting comment on topics including the scope of regulation of prepaid cards, fees and disclosures applicable to prepaid cards, product features and other information. If the CFPB's rulemaking results in changes in the way we or the banks that issue our cards are regulated, these regulations could expose us and the banks that issue our cards to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Additionally, changes to the limitations placed on fees or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues. However, as the CFPB has not yet proposed any such rules, and is not expected to until late 2013, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business.
On July 31, 2013, the U.S. District Court in the District of Columbia overturned the Federal Reserve's rules regarding interchange fees and network exclusivity, a provision of the Dodd-Frank Act commonly referred to as the Durbin Amendment. The Federal Reserve is appealing the ruling and final resolution is expected in the first half of 2014. The current debit interchange cap and network exclusivity rules will remain in place until the Federal Reserve can replace the invalidated portions of the rule. The amount of interchange revenues that we earn is highly dependent on the interchange rates that Visa and MasterCard set and adjust from time to time. While the interchange rates that may be earned by us and our bank will be unaffected by this ruling, there can be no assurance that future regulation or changes by Visa or MasterCard in response to this ruling will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by Visa or MasterCard or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the nine months ended September 30, 2013, interchange revenues represented 30.0% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues in the near term. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from such limitations, in light of this legislation and recent attention generally on interchange rates in the United States, there can be no assurance that the interpretation or enforcement of interchange legislation or regulation will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks, changes in regulation in response to the recent court ruling on the Federal Reserve's interchange rules or the interpretation or enforcement thereof, we would likely need to change our fee structure to compensate for lost interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
Through the third quarter of 2013, our cards under the Walmart MoneyCard program were issued by GE Capital Retail Bank, formerly GE Money Bank. We are in the process of obtaining regulatory approval for our proposed transition of this program to our subsidiary bank. There can be no assurance that we will obtain regulatory approval and consequently our relationship with GE Capital Retail Bank may continue to be a critical component of our ability to conduct our business and to maintain our revenue and expense structure.
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
Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, card production and customer service are outsourced to third-party vendors, such as Total System Services, Inc. for card processing and Genpact International, Inc. for call center services. It would be difficult to replace some of our third-party vendors, particularly Total System Services, Inc., in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us and our business and operations could be adversely affected. In February 2013, we amended our card processing agreement with Total System Services, Inc. to extend the term of our agreement by sixteen months to December 31, 2015.
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
We are exposed to losses from cardholder accounts.
Fraudulent activity involving our products may lead to cardholder disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected.
Additionally, our cardholders can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. While we decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can result in overdrawn accounts.
Maintenance fee assessments accounted for approximately 96% of aggregate overdrawn account balances in the nine months ended September 30, 2013, as compared to approximately 94% in the nine months ended September 30, 2012. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of September 30, 2013, we had assets subject to settlement risk of $38.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Class A common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market prices and trading volumes of financial services company stocks;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our Class A common stock;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	litigation and investigations or proceedings involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	general economic conditions;

•	changes to the indices in which our Class A common stock is included; and

•	sales of shares of our Class A common stock by us or our stockholders.
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
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions. These provisions, among other things:

•	provide for non-cumulative voting in the election of directors;

•	provide for a classified board of directors;

•	authorize our board of directors, without stockholder approval, to issue preferred stock with terms determined by our board of directors and to issue additional shares of our Class A common stock;

•	limit the voting power of a holder, or group of affiliated holders, of more than 24.9% of our common stock to 14.9%;

•	provide that only our board of directors may set the number of directors constituting our board of directors or fill vacant directorships;

•	prohibit stockholder action by written consent and limit who may call a special meeting of stockholders; and

•	require advance notification of stockholder nominations for election to our board of directors and of stockholder proposals.
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

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
10.1	Offer letter to Grace Wang from the Registrant, dated August 27, 2013.

31.1	Certification of principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

Green Dot Corporation

Date:	November 8, 2013	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, Chief Executive Officer, and acting Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
10.1	Offer letter to Grace Wang from the Registrant, dated August 27, 2013.

31.1	Certification of principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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