Form 10-K
period 2013-12-31
GREEN DOT CORP
filed 2014-03-03
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $635.1 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 37,797,987 shares of Class A common stock, par value $.001 per share (which number does not include 6,859,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of January 31, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be held on or about May 21, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot Corporation is a technology-centric, pro-consumer bank holding company with a mission to reinvent personal banking for the masses. We believe that we are the largest provider of prepaid debit card products and prepaid card reloading services in the United States, as well as a leader in mobile banking with our GoBank mobile bank account offering. Our products are available to consumers at more than 90,000 retailers nationwide, online and via the leading app stores. Our products and services include Green Dot-branded and co-branded GPR cards, Visa-branded gift cards, reload services through our Green Dot Network, using our MoneyPak product or through retailers’ specially-enabled POS devices, and GoBank, an innovative checking account developed for distribution and use via smartphones and other mobile devices.
The combination of our innovative products and services, broad retail distribution and proprietary technology creates powerful network effects, which we believe enhance the value we deliver to our customers, our retail distributors and other participants in our network.
We were incorporated in Delaware in October 1999 as Next Estate Communications, Inc. and changed our name to Green Dot Corporation in October 2005. We completed our initial public offering of Class A common stock in July 2010. In December 2011, we became a bank holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act, as a result of our acquisition of Bonneville Bancorp, the holding company of Bonneville Bank, a state-chartered Utah bank, which was renamed Green Dot Bank and became a member bank of the Federal Reserve System after the acquisition. In February 2014, we completed the process of transitioning our card issuing program with GE Capital Retail Bank to Green Dot Bank. Upon this transition, all Green Dot-branded and Walmart MoneyCard GPR cards and the GoBank product we offer are issued by Green Dot Bank.
We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our total operating revenues and net income for the years ended December 31, 2013, 2012, and 2011 and our total assets as of December 31, 2013 and 2012 are included in our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data.
Our principal executive offices are located at 3465 East Foothill Boulevard, Pasadena, California 91107, and our telephone number is (626) 765-2000. We maintain a website at www.greendot.com. We make available free of charge, on or through our website via the Investor Relations section at ir.greendot.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission, or the SEC. References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.
Our Business Model
Our business model focuses on three major elements: our consumers; our distribution; and our products and services.
Our Consumers
We have designed our products and services to appeal primarily to consumers living in households that earn less than $75,000 annually across the following four consumer segments:

•	Never-banked — households in which no one has ever had a bank account,

•	Previously-banked — households in which at least one member has previously had a bank account, but no one has one currently,

•
Underbanked — households in which at least one member currently has a bank account, but that also use non-bank financial service providers to conduct routine transactions like check cashing or bill payment,

•	Fully-banked — households that primarily rely on traditional financial services.
Based on data from the Federal Deposit Insurance Corporation, or FDIC, the Federal Reserve Bank, the U.S. Census, the Center for Financial Services Innovation and our proprietary data, we believe the addressable portions of these four consumer segments collectively represent a market opportunity of approximately 160 million people in the United States for our products and services.

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
Our Products and Services
Our principal products and services consist of Green Dot-branded GPR cards, co-branded GPR cards and MoneyPak and point-of-sale, or POS, swipe reload transactions facilitated by the Green Dot Network. We also offer our recently-introduced GoBank product and we service general purpose gift cards, which have historically represented only a small percentage of our operating revenues. The Green Dot-branded and Walmart MoneyCard GPR cards and the GoBank product we offer are issued by Green Dot Bank and certain of our smaller co-branded cards are issued by third-party banks. Card balances are FDIC-insured and have either Visa or MasterCard zero liability card protection.
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
Our GPR cards are issued as Visa- or MasterCard-branded cards and can be used by consumers at the more than 30 million locations worldwide that accept these brands, including for bill payments, everyday store purchases, online shopping, ATM withdrawals and electronic payments through mobile devices. Our cardholders can conduct ATM transactions at approximately 1.9 million Visa PLUS or 2.1 million MasterCard Cirrus ATMs worldwide, including more than 24,000 MoneyPass fee-free ATMs in all 50 states.
We have instituted a simple fee structure that includes a new card fee (if the card is purchased from one of our retail distributors), a monthly maintenance fee (which may be waived based on usage), a cash reload fee and an ATM withdrawal fee for out-of-network ATMs. Most of the features and functions of our cards are provided without surcharges. Our free services include direct deposit reloads, account management, and balance inquiry services via the Internet, telephone and mobile applications.
For regulatory compliance, risk management, operational and other reasons, our GPR cards and reload products have certain limitations and restrictions, including but not limited to maximum dollar reload amounts, maximum numbers of reloads in a given time period (e.g., per day), and limitations on uses of our temporary cards versus our permanent personalized cards.

Co-Branded GPR Cards. We provide co-branded GPR cards on behalf of certain retail distributors and other business entities and affinity groups. Co-branded cards generally bear the trademarks or logos of the retail distributor or business entity or affinity group, and our trademark on the packaging and back of the card. These cards have the same features and characteristics as our Green Dot-branded GPR cards, and are accepted at the same locations. We typically are responsible for managing all aspects of these programs, including strategy, product design, marketing, customer service and operations/compliance. Representative co-branded cards include the Walmart MoneyCard, the NASCAR Prepaid Visa card, the RushCard Live Prepaid Visa card and the Mossy Oak Prepaid MasterCard.
GoBank. GoBank is an innovative new checking account product that allows customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices. In June 2013, we made our GoBank product available nationwide. We expect our GoBank product to be distributed through new distribution channels with mobile partners and potentially through our existing distribution channels, including at the store locations of many of our existing retail distributors.
Reload Services
We generate cash transfer revenues when consumers purchase our reload services. We offer consumers affordable and convenient ways to reload any of our GPR cards and cards from more than 120 third-party prepaid card programs, and to conduct other cash loading transactions through our reload network, using our MoneyPak product or through retailers’ specially-enabled POS devices. MoneyPak is offered in all of the retail locations where our GPR cards are sold. MoneyPak is a cash reload product that we market on a display like our Green Dot-branded GPR cards. Cash reloads using a MoneyPak involve a two-step process: consumers pay the cashier the desired amount to be added onto the MoneyPak, plus a service fee, generally ranging between $3.00 and $4.95, and then go online or call a toll-free number to submit the unique MoneyPak number and add the funds to a GPR card or other account, such as participating billers or a PayPal account. Alternatively, at many retail locations, consumers can add funds directly to their Green Dot- branded and co-branded cards at the point of sale through an automated POS swipe reload transaction. Unlike a MoneyPak, these POS swipe reload transactions involve a single-step process: consumers pay the cashier the desired amount to be reloaded, plus a service fee, and funds are reloaded onto the GPR card at the point of sale without further action required on the part of the consumer.
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
Retail Distributors. Our prepaid financial services are sold in more than 90,000 retail store locations, including those of major national mass merchandisers and discount retailers, national and regional drug store and convenience store chains, national and regional supermarket chains and regional financial service centers. Our retail distributors include:

Type of Distributor	Representative Distributors
Mass merchandise retailers	Walmart, Kmart, Home Depot
Discount retailers	Dollar Tree, Dollar General, Family Dollar
Drug store retailers	Walgreens, CVS, Rite Aid
Convenience store retailers	7-Eleven, The Pantry (Kangaroo Express), Circle K
Supermarket retailers	Kroger, Blackhawk Network, Inc.
Financial service centers	RiteCheck, Pay-O-Matic
Other	Radio Shack
Most of these retailers have been our distributors for several years and all have contracts with us, subject to termination rights, which expire at various dates from 2014 to 2018. In general, our agreements with our retail distributors give us the right to provide Green Dot-branded and/or co-branded GPR cards and reload services in their retail locations and require us to share with them by way of commissions the revenues generated by sales of these cards and reload services. We and the retail distributor generally also agree to certain marketing arrangements, such as promotions and advertising. Our operating revenues derived from products and services sold at the store locations of Walmart and our three other largest retail distributors, as a group, represented the following percentages of our total operating revenues: approximately 64% and 22%, respectively, for the year ended December 31, 2013, 64% and 20%, respectively, for the year ended December 31, 2012, 61% and 20%, respectively, for the year ended December 31, 2011.
Our Relationship with Walmart. Walmart is our largest retail distributor. We have been the exclusive provider of Walmart-branded GPR cards sold at Walmart since Walmart initiated its Walmart MoneyCard program in 2007. Pursuant to our agreement with Walmart and our subsidiary bank, Green Dot Bank (the card issuing bank), Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart displays and sells the cards and Green Dot Bank serves as the issuer of the cards and holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network.
Walmart has the right to terminate our agreement prior to its expiration or renewal, but subject to notice periods of varying lengths and for a number of specified reasons, including, among others: our failure to meet agreed-upon service levels, certain changes in control of Green Dot Bank or us, or Green Dot Bank's or our inability or unwillingness to agree to requested pricing changes.
In October 2006, we entered into our initial agreements with Walmart and GE Capital Retail Bank, the then-card issuing bank, which set forth the terms and conditions of our relationship with Walmart. In May 2010, the term of the agreement among Green Dot, Walmart and GE Capital Retail Bank was extended through May 2015. The parties also agreed to various other changes to the terms of the agreement. In particular, the sales commission percentages that we pay to Walmart for the Walmart MoneyCard program increased significantly in May 2010 and increased by a smaller amount in May 2013.
In October 2013, we and Walmart expanded the line of cards offered at Walmart, including new card types within the Walmart MoneyCard program as well as GPR cards of other brands, including our own. Green Dot Bank is the card issuing bank for all of these new products. In February 2014, we transitioned our card issuing program with GE Capital Retail Bank to Green Dot Bank. Upon this transition, all Walmart MoneyCards are now issued by Green Dot Bank.
Other Channels. An increasing portion of our card sales are generated from our and Walmart's online distribution channels and other non-retail channels. We offer Green Dot-branded cards through our website, www.greendot.com and the Walmart MoneyCard through www.walmartmoneycard.com. We promote these distribution channels through television and online advertising. Customers who activate their cards through these channels typically receive an unfunded card in the mail and then can reload the card either through a cash reload or a payroll or other direct deposit transaction. Our GoBank product is offered as a mobile application on smartphones and other mobile devices and through our website, www.gobank.com.
Network Acceptance Members. A large number of institutions that offer their own prepaid cards accept funds through our reload network, using our MoneyPak product. We provide reload services to over 120 third-party prepaid card programs, including programs offered by UniRush, H&R Block, and AccountNow. MasterCard’s RePower Reload Network also uses the Green Dot Network to facilitate cash reloads for its own member programs. In addition, we provide reload services to other kinds of institutions and their customers. For example, we enable PayPal customers to use a MoneyPak to fund a new or existing PayPal account.
Sales and Marketing
The primary objectives of our sales and marketing efforts are to educate consumers on the utility of our products and services in order to generate demand, and to instruct consumers on where they may purchase our products and services. We also seek to educate existing customers on the use of our products and services to encourage increased usage and retention of our products. We accomplish these objectives through various types of consumer-oriented marketing and advertising and by expanding our group of retail and other distributors to gain access to additional customers.
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
Our marketing campaigns for our prepaid financial services involve creating a compelling in-store presence and conducting television advertising, retailer promotions such as circulars, online advertisements, and co-op advertising with select retail distributors. In addition, the marketing strategy for our new GoBank product includes a heavy reliance on social media and digital channels such as popular destinations for mobile application downloads, as well as financial sponsorships aimed at creating awareness of the product. We focus on raising brand awareness while educating our customers.
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
Customer Service
We provide customer service for all GPR card and gift card programs that we manage and for GoBank and MoneyPak on a 24-hour per day, 365-day per year basis, primarily through third-party service providers in Guatemala and the Philippines, and also through our staff in the United States. All card activations, reloads, support and lost/stolen inquiries are handled online and through various toll-free numbers at these locations. We also operate our own call center at our headquarters for handling customer and corporate escalations. Customer service is provided in both English and Spanish.
Competition
We operate in highly competitive and rapidly changing markets, which have become increasingly competitive. Unlike many companies operating in the prepaid financial services industry, we provide simple, low-cost and convenient money management solutions to a broad based of U.S. consumers through the combination of our innovative products and services, broad retail distribution and proprietary technology. Consequently, we compete against the full spectrum of companies across the prepaid financial services industry as well as companies providing traditional banking services. In addition to the direct competitors described below, we compete for access to retail distribution channels and for the attention of consumers at the retail level.
Prepaid Card Issuance and Program Management
Through Green Dot Bank, we offer Green Dot-branded and several co-branded GPR card programs and Visa-branded gift cards. We compete against the full spectrum of providers of GPR cards. We also compete with traditional providers of financial services, such as banks that offer demand deposit accounts and debit card products, and card issuers that offer credit cards, private label retail cards and gift cards. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these companies can also leverage their extensive customer bases and adopt aggressive pricing policies to gain market share. Our primary competitors in the prepaid card issuance and program management market are traditional credit, debit and prepaid card account issuers and prepaid card program managers like American Express,

First Data, NetSpend, AccountNow, UniRush, Western Union and MoneyGram. In addition, from time to time, new entrants, such as T-Mobile, introduce prepaid card products that could increase competition in this market. Our Green Dot-branded cards also compete with our co-branded GPR cards, such as the Walmart MoneyCard.
We believe that the principal competitive factors for the prepaid card issuance and program management market include:

•	breadth of distribution;

•	brand recognition;

•	the ability to reload funds;

•	compliance and regulatory capabilities;

•	enterprise-class and scalable IT;

•	customer support capabilities; and

•	pricing.
We believe our products compete favorably on each of these factors.
Reload Networks
We offer our MoneyPak and POS swipe reload proprietary products, which enable cash loading and transfer services through our Green Dot Network. While we believe our Green Dot Network is the leading reload network for prepaid cards in the United States, a growing number of companies are attempting to establish and grow their own reload networks. In this market, new companies, or alliances among existing companies, may be formed that rapidly achieve a significant market position. Many of these companies are substantially larger than we are and have greater resources, larger and more diversified customer bases and greater name recognition than we do. Our primary competitors in the reload network services market are: Visa, Western Union, MoneyGram, Blackhawk Network, Inc., and Incomm. Visa has broad brand recognition and a large base of merchant acquiring and card issuing banks. Western Union, MoneyGram, Blackhawk Network, Inc., and Incomm each have a national network of retail and/or agent locations. In addition, we compete for consumers and billers with financial institutions that provide their retail customers with billing, payment and funds transfer services. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do.
We believe that the principal competitive factors for reload network services include:

•	the number and quality of retail locations;

•	brand recognition;

•	product and service functionality;

•	number of cardholders and customers using the service;

•	reliability of the service;

•	consistency of the user experience;

•	retail price;

•	enterprise-class and scalable IT;

•	ability to integrate quickly with multiple payment platforms and distributors;

•	customer support capabilities; and

•	compliance and regulatory capabilities.
We believe the Green Dot Network competes favorably on each of these factors.
Prepaid Card Distribution
Our products and services are available to consumers at more than 90,000 retailers nationwide, online and via leading app stores. We compete against the full spectrum of prepaid card distributors and third-party processors that sell competing prepaid card programs through retail and online channels. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these companies can also leverage their extensive customer bases and adopt aggressive pricing policies to gain market share. As new payment methods are developed, we also expect to encounter competition from new entrants. Our primary competitors in the prepaid card distribution market are: InComm, Blackhawk Network, Inc., First Data, NetSpend, and American Express. In addition, we face potential competition from Western Union, MoneyGram and a number of retail banks if they enter this market.
We believe that the principal competitive factors for the prepaid card distribution market include:

•	brand recognition with consumers and retailers;

•	the ability to easily reload funds;

•	ability to develop and maintain strong relationship with retail distributors;

•	compliance and regulatory capabilities;

•	pricing; and

•	large customer base.
We believe our products compete favorably on each of these factors.
Personal Banking Services
With the nationwide launch of GoBank in June 2013, we have expanded into the market for consumer checking accounts. In this market we compete against a wide range of both traditional and non-traditional banks, including the largest banks. Many of these banks have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these banks also have other assets that could give them an advantage, including broader ranges of product offerings and/or retail branch networks. We believe that our consumer checking account products will be differentiated by their innovative technological features, innovative distribution model, consumer-friendly pricing, and branding.
We believe that the principal competitive factors for personal banking services include:

•	brand recognition with consumers and distribution partners;

•	marketing capabilities;

•	product features;

•	ability to develop and maintain strong relationship with distributors;

•	compliance and regulatory capabilities; and

•	pricing.
We believe that our GoBank product competes favorably on each of these factors. However, investments in new products such as GoBank are speculative. Accordingly, there can be no assurance that GoBank will be adopted by consumers or otherwise achieve commercial success.
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
Our patent portfolio currently consists of four patents and nine patent applications. The term of the patents we hold is, on average, twenty years. We feel our patents and applications are essential to our business and help to differentiate our products and services from those of our competitors.
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
We are registered with the Financial Crimes Enforcement Network, or FinCEN, as a money services business. As a result of being so registered, we have established anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed and implemented compliance programs comprised of policies, procedures, systems and internal controls to monitor and address various legal requirements and developments. To assist in managing and monitoring money laundering risks, we continue to enhance our anti-money laundering compliance program. We offer our services largely through our retail distributor and network acceptance member relationships. We have developed an anti-money laundering training manual and a program to assist in educating our retail distributors on applicable anti-money laundering laws and regulations.
Money Transmitter Licensing Regulations
We are subject to money transmitter licensing regulations. We have obtained licenses to operate as a money transmitter in 39 states, Puerto Rico and Washington, D.C. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business. As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.
In addition, we must at all times maintain “permissible investments” in an amount equivalent to all “outstanding payment obligations.” The definition and interpretation of outstanding payment obligations may vary by jurisdiction and, in some cases, may include the balances on our card products even though technically, the outstanding payment obligations represented by the balances on our card products are liabilities of the issuing bank. Accordingly, it is possible that some states will require us to maintain permissible investments in an amount equal to the outstanding payment obligations of the bank that issues our cards. The types of securities that are considered “permissible investments” vary from state to state, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments.
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
Our subsidiary bank is also subject to separate capital and leverage requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions. As of December 31, 2013, we and our subsidiary bank are each “well-capitalized” under the above standards and presently exceed our respective capital and leverage commitments.
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

In July 2013, the Federal Reserve and other U.S. banking regulators approved the final Basel III rules, which took effect on January 1, 2014 and will be phased in over several years. Basel III continues to be subject to interpretation by the U.S. banking regulators.
Under the regulatory framework that Congress has established and bank regulators have implemented, banks are either “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Banks are generally subject to greater restrictions and supervision than bank holding companies, and these restrictions increase as the financial condition of the bank worsens. For instance, a bank that is not well-capitalized may not accept, renew or roll over brokered deposits without the consent of the FDIC. If our subsidiary bank were to become less than adequately capitalized, the bank would need to submit to bank regulators a capital restoration plan that was guaranteed by us, as its bank holding company. The bank would also likely become subject to further restrictions on activities, such as entering into new lines of business, or would be required to conduct activities that have the effect of limiting asset growth or preventing acquisitions. A bank that is undercapitalized would also be prohibited from making capital distributions, including dividends, and from paying management fees to its bank holding company if the institution would be undercapitalized after any such distribution or payment. A significantly undercapitalized institution would be subject to mandatory capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator. Under these regulatory guidelines, we remain well capitalized.
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
Issuing Banks. All of the GPR cards that we provide and the Walmart gift cards we service are issued by Green Dot Bank or either a federally- or state-chartered third-party bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under “Anti-Money Laundering Laws” above and to comply with the privacy regulations promulgated under the GLB Act as discussed under “Privacy and Information Safeguard Laws” above. Our subsidiary bank is subject to the additional regulatory oversight and legal obligations described above, in its capacity as issuing bank of our GPR cards.
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
In May 2012, the CFPB issued an Advanced Notice of Proposed Rulemaking seeking information from the public regarding GPR cards. Although rules were not published in the Advanced Notice of Proposed Rulemaking, we believe that the CFPB is focused on whether some or all of the provisions of Regulation E should apply to GPR cards and on the product fees, disclosures and product features of GPR cards.
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
Employees
As of December 31, 2013, we had 562 employees, including 331 in general and administrative, 80 in sales and marketing, and 151 in research and product development. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. As of December 31, 2013, we also had arrangements with third-

party call center providers in Guatemala and the Philippines that provided us with approximately 1,269 contractors for customer service and similar functions.
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

•
the timing of commencement of new product development and initiatives that cause us to expand into new distribution channels, and the timing of costs of existing product roll-outs to new retail distributors and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

•	our ability to obtain timely regulatory approval for strategic initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the timing of costs related to fraud losses;

•	the timing of commencement and termination of major advertising campaigns;

•	the timing of costs related to the development or acquisition of complementary businesses;

•	the timing of costs of any major litigation to which we are a party;

•
the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure, including our investments in a processing solution to eventually replace our current processing services provider;

•	accounting charges related to impairment of capitalized internal-use software, intangible assets and goodwill;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 64% and 22%, respectively, in the year ended December 31, 2013. We do not expect the percentage of our 2013 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the year ended December 31, 2013, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with these retail distributors have terms that expire at various dates between 2014 and 2015, but they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of us, our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. Walmart also has the right to terminate its agreement prior to its expiration or renewal for a number of other specified reasons, including: a change by us in our card operating procedures that Walmart reasonably believes will have a material adverse effect on Walmart's operations; our inability or unwillingness to make Walmart MoneyCards reloadable outside of our reload network in the event that our reload network does not meet particular size requirements in the future; and in the event Walmart reasonably believes that it is reasonably possible, after the parties have explored and been unable to agree on any alternatives, that the Federal Reserve Board may determine that Walmart exercises a controlling influence over our management or policies. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our future success depends upon our retail distributors’ active and effective promotion of our products and services, but their interests and operational decisions might not always align with our interests.
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Revenues from our retail distributors depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of consumer products, including competing prepaid cards, for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores; they could give higher priority to the products and services of other companies for a variety of reasons, and this risk is expected to become greater as we enter an environment in which our competitors are bringing to market at the stores of our retail distributors products and services that are, or that may be perceived to be, substantially similar to or better than ours. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our cards and MoneyPak reload product. Our operating revenues may also be negatively affected by our retail distributors’ operational decisions. For example, as retail distributors introduce and promote competing products at their store locations, as Walmart, Walgreens and CVS began to do in 2012, the growth of our product sales may decline at those stores. Similarly, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline. Even if our retail distributors actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
Our operating revenues for a particular period are difficult to predict, and a shortfall in our operating revenues may harm our results of operations.
Our operating revenues for a particular period are difficult to predict, especially in light of recent developments in the competitive environment of our market and related uncertainty. Our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors such as increasing competition within the store locations of many of our largest retail distributors, and our continued implementation of enhanced risk control factors, which we believe is likely to, among other things, continue to adversely affect our new card activations from legitimate customers for the foreseeable future. We also expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results for each of the first three quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years.
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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. We expect competition to intensify as existing competitors and new market entrants are bringing to market products and services that are substantially similar to ours or that may be perceived to be better than ours. For example, Walmart, Walgreens and CVS began selling competitive American Express-branded products at their store locations in 2012. Competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

•
prepaid card program managers, such as American Express, First Data, Total Systems Services, AccountNow, and other traditional banks, such as J.P. Morgan Chase, that have entered the prepaid card market;

•	reload network providers, such as Visa, Western Union and MoneyGram; and

•	prepaid card distributors, such as InComm and Blackhawk Network
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
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We could experience increased price competition as we are facing increased competition with a greater number of offerings from existing competitors and new market entrants at the stores of many of our retail distributors. If this happens, we expect that the purchase and use of our products and services would decline in the near term and farther into the future. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and decrease the prices of our products and services, any of which would likely adversely affect our operating results.
Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services. If we fail to compete effectively against any of the foregoing threats, our revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
We make significant investments in products and services that may not be successful.
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
State and federal legislators and regulatory authorities remain increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. For example, federal legislation, such as the bill proposed by Senator Menendez, known as the Prepaid Card Consumer Protection Act of 2013, could limit the amount of fees, including monthly fees, that we would be able to charge and could impose operational requirements, such as closing and refunding certain dormant prepaid cards, which could decrease our operating revenues and increase our operating expenses. Proposed legislation in New Jersey could, if passed, also limit the types and amounts of fees that we would be able to charge, which could decrease our operating revenues. Additionally, the Consumer Financial Protection Bureau, or CFPB, issued an advance notice of proposed rulemaking in May 2012, requesting comment on topics including the scope of regulation of prepaid cards, fees and disclosures applicable to prepaid cards, product features and other information. If the CFPB's rulemaking results in changes in the way we are regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Futhermore, changes to the limitations placed on fees or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues. However, as the CFPB has not yet proposed any such rules, and is not expected to until mid-2014, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business.
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
We are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Total System Services, Inc. The termination of the card association registrations held by us or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2013, interchange revenues represented 29.9% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time. The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. On July 31, 2013, the U.S. District Court in the District of Columbia overturned the Federal Reserve's rules regarding interchange fees and network exclusivity. The Federal Reserve is appealing the ruling and final resolution is expected in the first half of 2014. The current debit interchange cap and network exclusivity rules will remain in place until the Federal Reserve can replace the invalidated portions of the rule.
While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from the limitations imposed by the Dodd-Frank Act and will be unaffected by this ruling, there can be no assurance that future regulation or changes by the payment networks in response to this ruling will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
We and our retail distributors, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information in connection with the sale and use of our prepaid financial services. Our encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Our retail distributors, network acceptance members, third-party processors and the merchants that accept our cards also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
A data security breach of the systems on which sensitive cardholder data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the third-party banks that issue our cards or at our retail distributors, network acceptance members or third-party processors could result in significant reputational harm to us and cause the use and acceptance of our cards to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, which could have a significant adverse impact on our operating results.

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
The Green Dot and GoBank brands are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have four patents outstanding and nine patents pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
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
Maintenance fee assessments accounted for approximately 96% of aggregate overdrawn account balances in the year ended December 31, 2013, as compared to approximately 94% in the year ended December 31, 2012. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of December 31, 2013, we had assets subject to settlement risk of $37.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic downturns could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. If conditions in the United States remain uncertain or deteriorate further, we may experience a reduction in the number of our cards that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.

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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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

ITEM 1B. Unresolved Staff Comments
Not applicable
ITEM 2. Properties
Our headquarters is located in Pasadena, California where we lease approximately 140,000 square feet. We own the real property where our subsidiary bank's only office is located in Provo, Utah. We also lease additional technology development and sale and support offices in Tampa, Florida; Bentonville, Arkansas; Palo Alto, California; and Westlake Village, California. We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
ITEM 1. Legal Proceedings
None.
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

	Low	High
Year ended December 31, 2013
Fourth Quarter	$19.70	$26.61
Third Quarter	18.57	26.59
Second Quarter	15.21	19.99
First Quarter	12.31	17.24

Year ended December 31, 2012
Fourth Quarter	$9.54	$13.60
Third Quarter	9.05	24.97
Second Quarter	19.93	27.20
First Quarter	26.20	32.49
Holders of Record
As of January 31, 2014, we had 127 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on July 22, 2010 (the date our Class A common stock began trading on the NYSE), and ending on the close of trading on the NYSE on December 31, 2013. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.
Total Return to Shareholders
(Includes reinvestment of dividends)

		Index Returns for the Months Ending
Company/ Index	Base Period 7/22/10	2010		2011				2012				2013
		Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Green Dot Corporation	$100	$110	$129	$98	$77	$71	$71	$60	$50	$28	$28	$38	$45	$60	$57
Russell 2000	$100	111	129	140	137	107	124	139	135	142	144	162	167	184	200
S&P Smallcap 600	$100	110	127	137	137	110	129	144	139	146	150	167	174	193	212
S&P Financials	$100	$104	$116	$120	$113	$87	$97	$118	$110	$117	$124	$139	$149	$153	$169

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
We derived the statement of operations data for the years ended December 31, 2013, 2012, and 2011, respectively, and the balance sheet data as of December 31, 2013, and 2012 from our audited consolidated financial statements included in Item 8 of this report. We derived the statement of operations data for the year ended December 31, 2010, five months ended December 31, 2009, and the year ended July 31, 2009 and balance sheet data as of December 31, 2011, December 31, 2010 and 2009, and July 31, 2009 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,				Five Months Ended December 31, 2009(1)	Year Ended July 31,
	2013	2012	2011	2010		2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues:
Card revenues and other fees	$227,227	$224,745	$209,489	$167,375	$50,895	$119,356
Cash transfer revenues	183,359	165,232	134,143	101,502	30,509	62,396
Interchange revenues	171,757	164,559	141,103	108,380	31,353	53,064
Stock-based retailer incentive compensation(2)	(8,722)	(8,251)	(17,337)	(13,369)	—	—
Total operating revenues	573,621	546,285	467,398	363,888	112,757	234,816
Operating expenses:
Sales and marketing expenses	218,370	209,870	168,747	122,890	31,333	75,786
Compensation and benefits expenses(3)	127,287	114,930	87,671	70,102	26,610	40,096
Processing expenses	89,856	77,445	70,953	56,978	17,480	32,320
Other general and administrative expenses	88,976	71,900	56,578	44,599	14,020	22,944
Total operating expenses	524,489	474,145	383,949	294,569	89,443	171,146
Operating income	49,132	72,140	83,449	69,319	23,314	63,670
Interest income	3,440	4,074	910	365	115	396
Interest expense	(72)	(76)	(346)	(52)	(2)	(1)
Income before income taxes	52,500	76,138	84,013	69,632	23,427	64,065
Income tax expense	18,460	28,919	31,930	27,400	9,764	26,902
Net income	34,040	47,219	52,083	42,232	13,663	37,163
Dividends, accretion and allocated earnings of preferred stock	(5,360)	(7,599)	(554)	(14,659)	(9,170)	(29,000)
Net income allocated to common stockholders	$28,680	$39,620	$51,529	$27,573	$4,493	$8,163
Basic earnings per common share:
Class A common stock	$0.78	$1.11	$1.24	$1.06	$—	$—
Class B common stock	$0.78	$1.11	$1.24	$1.06	$0.37	$0.68
Basic weighted-average common shares issued and outstanding:
Class A common stock	33,272	29,698	22,238	2,980	—	—
Class B common stock	2,603	4,801	17,718	21,589	12,222	12,036
Diluted earnings per common share:
Class A common stock	$0.76	$1.07	$1.19	$0.98	$—	$—
Class B common stock	$0.76	$1.07	$1.19	$0.98	$0.29	$0.52
Diluted weighted-average common shares issued and outstanding:
Class A common stock	37,156	35,933	42,065	27,782	—	—
Class B common stock	2,603	6,150	19,822	24,796	15,425	15,712

	As of December 31,					As of July 31,
	2013	2012	2011	2010	2009	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(4)	$426,591	$297,225	$238,359	$172,638	$71,684	$41,931
Investment securities, available-for-sale	198,744	183,787	31,210	—	—	—
Settlement assets(5)	37,004	36,127	27,355	19,968	42,569	35,570
Loans to bank customers	6,902	7,552	10,036	—	—	—
Total assets	875,474	725,728	425,859	285,758	183,108	123,269
Deposits	219,580	198,451	38,957	—	—	—
Obligations to customers(5)	65,449	46,156	—	—	—	—
Settlement obligations(5)	4,839	3,639	27,355	19,968	42,569	35,570
Long-term debt	—	—	—	—	—	—
Total liabilities	473,225	397,964	172,663	120,627	111,744	81,031
Redeemable convertible preferred stock	—	—	—	—	—	—
Total stockholders' equity	402,249	327,764	253,196	165,131	71,364	42,238
___________

(1)	In September 2009, we changed our fiscal year-end from July 31 to December 31.

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

(3)
Includes stock-based compensation expense of $14.7 million, $12.7 million, $9.5 million, and $7.3 million for the years ended December 31, 2013, 2012, 2011, and 2010, $6.8 million for the five months ended December 31, 2009 and $2.5 million for fiscal 2009.

(4)
Includes $3.0 million, $0.6 million, $12.9 million, $5.1 million, $15.4 million and $15.4 million of restricted cash as of December 31, 2013, 2012, 2011, 2010, and 2009 and July 31, 2009, respectively. Also includes $0.1 million, $3.0 million, and $2.4 million of federal funds sold as of December 31, 2013, December 31, 2012, and December 31, 2011, respectively. We had no federal funds sold prior to 2011.

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
Overview
Green Dot Corporation is a technology-centric, pro-consumer bank holding company with a mission to reinvent personal banking for the masses. We believe that we are the largest provider of prepaid debit card products and prepaid card reloading services in the United States, as well as a leader in mobile banking with our GoBank mobile bank account offering. Our products are available to consumers at more than 90,000 retailers nationwide, online and via the leading app stores. Our products and services include Green Dot-branded and co-branded GPR cards, Visa-branded gift cards, reload services through our Green Dot Network, using our MoneyPak product or through retailers’ specially-enabled POS devices, and GoBank, an innovative checking account developed for distribution and use via smartphones and other mobile devices.
Financial Results and Trends
Total operating revenues for the year ended December 31, 2013 were $573.6 million, compared to $546.3 million for the year ended December 31, 2012. Total operating revenues were favorably impacted by increases in cash transfer revenues, interchange revenues and card revenues and other fees. Cash transfer and interchange revenues increased primarily due to period-over-period growth in the number of cash transfers and purchase volume, respectively, which are described below. Card revenues and other fees increased primarily due to period-over-period growth in our gift card program, partially offset by declines in monthly maintenance fees, ATM fees and new card fees. Monthly maintenance fees declined primarily due to an increase in fee waivers earned by cardholders. New card fees declined as a result of a period-over-period decline in new card activations, driven by increased competition and the implementation of enhanced risk controls, as discussed further below. ATM fees declined as a result of higher usage of our fee-free ATM network.
Total operating expenses for the year ended December 31, 2013 were $524.5 million, compared to $474.1 million for the year ended December 31, 2012. Total operating expenses were adversely impacted by increases in other general and administrative expenses, processing expenses, compensation and benefits expenses and sales and marketing expenses. Other general and administrative expenses increased primarily due to increases in depreciation and amortization of property and equipment as we invested in technology to support our new product launches and improve our core infrastructure, increases in transaction losses, primarily associated with customer disputed transactions, and impairment charges associated with capitalized internal-use software. Processing expenses increased primarily due to period-over-period growth in purchase volume. Compensation and benefits expenses increased primarily due to our efforts to attract and retain technology development personnel. Sales and marketing expenses increased primarily due to period-over-period growth in the number of cash transfers sold and an increase in the sales commission rate we pay to Walmart for the MoneyCard program, which increased in May 2013 by approximately four percentage points over the previous year. Additionally, our costs of materials increased as we rolled out products to the stores of new retail distributors, existing retail distributors, and new check cashing partners. These increases were partially offset by a decrease in advertising and marketing expenses as we reduced the level of our television and online advertising.

Income tax expense for the year ended December 31, 2013 was $18.5 million, compared to $28.9 million for the year ended December 31, 2012. Income tax expense declined primarily as a result of our recognition of general business credits related to 2012 and 2013 and a decline in income before income taxes. Although we expect to recognize general business credits in 2014 and beyond, we believe our effective tax rate for the foreseeable future will be higher than our effective tax rate for the year ended December 31, 2013.
Since the second half of 2012, we have experienced increased competition at most of our largest retail distributors. Although we cannot accurately measure the precise effect of increased competition on our results of operations, we believe that it has negatively impacted our total operating revenues in 2013. In addition, the number of active cards in our portfolio and the number of cash transfers were negatively impacted during 2013 by enhanced risk controls we began voluntarily implementing in 2012. For example, during 2013, we declined approximately two million new card activations. We believe the increased competition and enhanced risk controls will continue to have an adverse effect on our business, results of operations, and financial condition looking forward into the foreseeable future.
As previously announced, we expanded our distribution channels by more than 27,000 new retail locations, such as Dollar General, Family Dollar, Dollar Tree, and The Home Depot, we have expanded our product offerings at Walmart stores. Consequently, we expect to incur additional sales and marketing expenses during the first half of 2014 related to these initiatives as we recognize the cost of new card packages over the related sales period and the cost of personalized GPR cards, when activated, over the average card lifetime, as defined below under "Critical Accounting Policies and Estimates." We also plan to support our new products and partnerships through a mix of strategic marketing campaigns. It follows that we expect our sales and marketing expenses to increase on a year-over-year basis in absolute dollars and as a percentage of total operating revenues.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 45.44 million, 41.79 million, and 34.27 million MoneyPak and POS swipe reload transactions in the years ended December 31, 2013, 2012, and 2011, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.49 million, 4.37 million, and 4.20 million active cards outstanding as of December 31, 2013, 2012, and 2011, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $18.3 billion, $17.2 billion, and $16.1 billion for the years ended December 31, 2013, 2012, and 2011 respectively. While we continue to view our gross dollar volume as a key metric, we review this metric in conjunction with purchase volume and give greater weight to our purchase volume when assessing our operating performance because we believe it is a better indicator of interchange revenue performance.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $13.4 billion, $12.6 billion, and $11.1 billion for the years ended December 31, 2013, 2012, and 2011 respectively.
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
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of Green Dot-branded and co-branded cards in our portfolio and upon the extent to which fees are waived based on significant usage. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of Green Dot-branded and co-branded active cards in our portfolio and the extent to which cardholders enroll in our VIP program, which has no ATM fees, or conduct ATM transactions on our fee-free ATM network, consisting of more than 24,000 nationwide ATMs as of December 2013. Our aggregate new card fee revenues vary based upon the number of GPR cards activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new card fees between Green Dot-branded and co-branded products and between GPR cards and gift cards.
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
Stock-based retailer incentive compensation — In May 2010, we issued to Walmart 2,208,552 shares of our Class A common stock, subject to our right to repurchase them at $0.01 per share upon a qualifying termination of our prepaid card program agreement with Walmart. We recognize each month the fair value of the 36,810 shares issued to Walmart for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock (and we would be required to recognize the fair value of all shares still subject to repurchase if there were an early expiration of our right to repurchase, which could occur if we experienced certain changes in our control or under certain other limited circumstances, such as a termination of our commercial agreement with Walmart. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues.
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
Reserve for Uncollectible Overdrawn Accounts
Cardholder accounts may become overdrawn as a result of maintenance fee assessments on our GPR cards or from purchase transactions that we honor on GPR or gift cards, in each case in excess of the funds in the cardholder’s account. We are responsible to the banks that issue our cards for any losses associated with these overdrawn balances. Overdrawn account balances are therefore deemed to be our receivables due from cardholders, and we include them as a component of accounts receivable, net, on our consolidated balance sheets. The banks that issue our cards fund the overdrawn account balances on our behalf. We include our obligations to them on our consolidated balance sheets as amounts due to card issuing banks for overdrawn accounts, a current liability, and we settle our obligations to them based on the terms specified in their agreements with us. These settlement terms generally require us to settle on a monthly basis or when the cardholder account is closed, depending on the card issuing bank.
We generally recover overdrawn account balances from those GPR cardholders that perform a reload transaction. In addition, we recover some overdrawn account balances related to purchase transaction through enforcement of payment network rules, which allow us to recover the amounts from the merchant where the purchase transaction was conducted. However, we are exposed to losses from any unrecovered overdrawn account balances. The probability of recovering these amounts is primarily related to the number of days that have elapsed since an account had activity, such as a purchase, ATM transaction or fee assessment. Generally, we recover 50-60% of overdrawn account balances in accounts that have had activity in the last 30 days, less than 15% in accounts that have had activity in the last 30 to 60 days, and less than 10% when more than 60 days have elapsed.
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
Cardholder accounts overdrawn due to maintenance fee assessments represented approximately 96% of our total overdrawn account balances due from cardholders for the year ended December 31, 2013. We charge our GPR cardholder accounts maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. Although cardholder accounts become inactive or overdrawn, we continue to provide cardholders the ongoing functionality of our GPR cards, which allows them to reload and use their cards at any time. As a result, we continue to assess a maintenance fee until a cardholder account becomes overdrawn by an amount equal to one maintenance fee, currently $3.00 for the Walmart MoneyCard and $5.95 for our Green Dot-branded GPR cards. We recognize the fees ratably over the month for which they are assessed, net of the related provision for uncollectible overdrawn accounts, as a component of card revenues and other fees in our consolidated statements of operations.
We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations.
Employee Stock-Based Compensation
We record employee stock-based compensation expense using the fair value method of accounting. For stock options and stock purchases under our employee stock purchase plan, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our Class A common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
We measure the fair value of equity instruments issued to non-employees as of the earlier of the date a performance commitment has been reached by the counterparty or the date performance is completed by the counterparty. We determine the fair value using the Black-Scholes option-pricing model or the fair value of our Class A common stock, as applicable, and recognize related expense in the same periods that the goods or services are received.

Comparison of Years Ended December 31, 2013 and 2012
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Year Ended December 31,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$227,227	39.6%	$224,745	41.1%
Cash transfer revenues	183,359	32.0	165,232	30.2
Interchange revenues	171,757	29.9	164,559	30.2
Stock-based retailer incentive compensation	(8,722)	(1.5)	(8,251)	(1.5)
Total operating revenues	$573,621	100.0%	$546,285	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $227.2 million for the year ended December 31, 2013, an increase of $2.5 million, or 1%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth in our gift card program. This increase was partially offset by declines in monthly maintenance fees due to an increase in fee waivers earned by cardholders, declines in new card fees as a result of a period-over-period decline in new cards activated due to enhanced risk controls and a decline in ATM fees as a result of higher usage of our fee-free ATM network.
Cash Transfer Revenues — Cash transfer revenues totaled $183.4 million for the year ended December 31, 2013, an increase of $18.2 million, or 11%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 9% in the number of cash transfers sold. The increase in cash transfer volume was driven primarily by growth in cash transfer volume from third-party programs participating in our network. The proportion of total cash transfer revenues represented by third party programs increased by approximately four percentage points as compared to the comparable period in 2012.
Interchange Revenues — Interchange revenues totaled $171.8 million for the year ended December 31, 2013, an increase of $7.2 million, or 4%, from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 6% in purchase volume, partially offset by a slight decline in the effective interchange rate we earn on purchase volume. This rate decline was the result of a shift in the mix of payment networks and payment types.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $8.7 million for the year ended December 31, 2013, an increase of $0.4 million, or 5%, from the comparable period in 2012. Our right to repurchase lapsed as to 441,720 shares issued to Walmart during the year ended December 31, 2013. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock. The increase was the result of a higher average stock price in the year ended December 31, 2013 compared with the corresponding period in 2012.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2013		2012
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$218,370	38.1%	$209,870	38.4%
Compensation and benefits expenses	127,287	22.2	114,930	21.0
Processing expenses	89,856	15.7	77,445	14.2
Other general and administrative expenses	88,976	15.4	71,900	13.2
Total operating expenses	$524,489	91.4%	$474,145	86.8%
Sales and Marketing Expenses — Sales and marketing expenses totaled $218.4 million for the year ended December 31, 2013, an increase of $8.5 million, or 4% from the comparable period in 2012. This increase was primarily the result of an increase in the sales commissions, driven by period-over-period growth of 9% in the number of cash transfers sold and an increase in the sales commission rate we pay to Walmart for the MoneyCard program, which increased in May 2013 by approximately four percentage points. The increase in sales and marketing expenses was also due to higher costs of manufacturing and distributing card packages related to new product launches. The increase was partially offset by a decline in advertising and marketing expenses as we reduced our television and online advertising. In 2014, we expect to incur additional sales and marketing expenses, as discussed above under "Financial Results and Trends."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $127.3 million for the year ended December 31, 2013, an increase of $12.4 million or 11%, from the comparable period in 2012. This increase was primarily the result of a $14.9 million increase in employee compensation and benefits, which included a $2.0 million increase in employee stock-based compensation expense. The period-over-period growth in employee compensation and benefits is due to our efforts to attract and retain technology personnel and higher incentive compensation earned by employees. These increases were partially offset by a reduction in third-party contractor expenses.
Processing Expenses — Processing expenses totaled $89.9 million for the year ended December 31, 2013, an increase of $12.5 million, or 16% from the comparable period in 2012. The increase was primarily the result of period-over-period growth of 6% in purchase volume, higher usage of our fee-free ATM network and certain costs to prepare for the transition of our card issuing program with GE Capital Retail Bank to Green Dot Bank, which was completed in February 2014. Processing expenses were partially offset by a reduction in third-party issuing bank fees as we transitioned our card issuing program with Synovus Bank to our subsidiary bank in November 2012. While we expect processing expenses to be favorably impacted by the February 2014 transition of our card issuing program with GE capital Retail Bank to Green Dot Bank, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues in 2014 or in future years because these expenses are subject to a variety of factors, many of which are outside our control. We benefited from volume incentives from the payment networks in 2012 and to a lesser extent in 2013. Although we expect to benefit from volume incentives in 2014, we may not benefit from the same level of volume incentives in 2014 as we did in the past.
Other General and Administrative Expenses — Other general and administrative expenses totaled $89.0 million for the year ended December 31, 2013, an increase of $17.1 million, or 24%, from the comparable period in 2012. This increase was primarily the result of a $9.0 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new products launches and improve our core infrastructure, a $5.7 million increase in transaction losses, primarily associated with customer disputed transactions, and a $4.2 million increase in impairment charges associated with capitalized internal-use software. These increases were partially offset by a reduction in professional service fees and rent expense.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	(0.2)	1.9
General business credits	(2.3)	(0.4)
Employee stock-based compensation	1.4	1.4
Other	1.2	0.3
Effective tax rate	35.1%	38.2%
Our income tax expense decreased by $10.5 million to $18.5 million in the year ended December 31, 2013 from the comparable period in 2012 due to a decrease in income before income taxes over those same periods and a decrease in our effective tax rate by 3.1 percentage points from 38.2% to 35.1%, primarily driven by $1.2 million of general business credits related to 2012 and 2013. Although we expect to recognize general business credits in 2014 and beyond, we believe our effective tax rate for the foreseeable future will be higher than our effective tax rate for the year ended December 31, 2013.
Comparison of Years Ended December 31, 2012 and 2011
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Year Ended December 31,
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
Card Revenues and Other Fees — Card revenues and other fees totaled $224.7 million for the year ended December 31, 2012, an increase of $15.3 million, or 7%, from the comparable period in 2011. The increase was primarily the result of an increase in monthly maintenance fee revenues, driven by period-over-period growth of 4% in the number of active cards in our portfolio. Card revenues and other fees also increased as a result of growth in new card fee revenues, which was driven by higher numbers of card activations from distribution channels in which we assess new card fees. The increases were partially offset by a decrease in ATM fee revenues, which was primarily driven by the discontinuation of the TurboTax program, as cardholders under this program typically performed more ATM transactions than the rest of our active card base. Additionally, we began offering our Walmart MoneyCard customers access to surcharge-free transactions via the nationwide MoneyPass ATM network in late June 2012, which also contributed to the decrease in ATM fee revenues. In addition, we believe our card revenues and other fees for the second half of 2012 were adversely impacted by changes in our competitive environment and our implementation of voluntary risk control mechanisms.
Cash Transfer Revenues — Cash transfer revenues totaled $165.2 million for the year ended December 31, 2012, an increase of $31.1 million, or 23%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 22% in the number of cash transfers sold. The increase in cash transfer volume was driven both by growth in our active card base and growth in cash transfer volume from third-party programs participating in our network. Third party programs participating in our network contributed approximately 23% of total cash transfer revenues for the year ended December 31, 2012, versus approximately 17% of total cash transfer revenues for the year ended December 31, 2011. We believe our cash transfer revenues for the second half of 2012 were adversely impacted by changes in our competitive environment and our implementation of voluntary risk control mechanisms.

Interchange Revenues — Interchange revenues totaled $164.6 million for the year ended December 31, 2012, an increase of $23.5 million, or 17%, from the comparable period in 2011. The increase was primarily the result of period-over-period growth of 4% in the number of active cards in our portfolio and a 13% increase in purchase volume. We believe our interchange revenues for the second half of 2012 were adversely impacted by changes in our competitive environment and our implementation of voluntary risk control mechanisms.
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

	Year Ended December 31,
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
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $114.9 million for the year ended December 31, 2012, an increase of $27.3 million or 31%, from the comparable period in 2011. This increase was primarily the result of a $20.9 million increase in employee compensation and benefits, which included $5.2 million of retention-based cash incentive payments associated with our acquisition of Loopt. This growth was also due to additional employee headcount from the Loopt acquisition as well as our continued expansion of our operations to support key growth initiatives. A $6.3 million increase in third-party contractor expenses also contributed to the increase in compensation and benefits expenses. We continued to incur additional compensation and benefits expense associated with our acquisition of Loopt, including remaining retention-based incentives of up to $5.0 million, which we recognized on a straight-line basis from January through September 2013.
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
Capital Requirements for Bank Holding Companies
As of December 31, 2013 and December 31, 2012, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since December 31, 2013 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
December 31, 2013
Tier 1 leverage	$370,476	45.8%	$40,418	5.0%
Tier 1 capital	370,476	100.8	22,057	6.0
Total risk-based capital	370,476	100.8	36,762	10.0

December 31, 2012
Tier 1 leverage	$289,323	47.8%	$30,266	5.0%
Tier 1 risk-based capital	289,323	84.3	20,591	6.0
Total risk-based capital	289,323	84.3	34,318	10.0
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total cash provided by (used in)
Operating activities	$122,508	$102,028	$94,051
Investing activities	(53,396)	(210,320)	(50,441)
Financing activities	57,918	179,450	14,320
Increase in unrestricted cash and cash equivalents	$127,030	$71,158	$57,930
In the years ended December 31, 2013, 2012, 2011 we financed our operations primarily through our cash flows from operations. At December 31, 2013, our primary source of liquidity was unrestricted cash and cash equivalents totaling $423.5 million. We also consider our $198.7 million of investment securities available-for-sale to be highly-liquid instruments.

We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next year. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and our Series A convertible junior participating non-cumulative perpetual preferred stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
Cash Flows from Operating Activities
Our $122.5 million of net cash provided by operating activities in the year ended December 31, 2013 principally resulted from $34.0 million of net income, adjusted for certain non-cash operating expenses of $61.9 million, and an increase in accounts payable and accrued liabilities of $26.9 million related primarily to the timing of escheatment and refund liabilities. Our $102.0 million of net cash provided by operating activities in the year ended December 31, 2012 principally resulted from $47.2 million of net income, adjusted for certain non-cash operating expenses of $46.8 million. Our $94.1 million of net cash provided by operating activities in the year ended December 31, 2011 principally resulted from $52.1 million of net income, adjusted for certain non-cash operating expenses of $40.5 million.
Cash Flows from Investing Activities
Our $53.4 million of net cash used in investing activities in the year ended December 31, 2013 reflects payments for acquisition of property and equipment of purchases of $35.7 million and purchases of available-for-sale investment securities, net of sales and maturities, of $16.0 million. Our $210.3 million of net cash used in investing activities in the year ended December 31, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $152.8 million, payments for acquisition of property and equipment of $40.4 million, net payments to acquire Loopt for $33.4 million, partially offset by a decrease in restricted cash of $12.3 million. Our $50.4 million of net cash used in investing activities in the year ended December 31, 2011 reflects purchases of available-for-sale investment securities, net of maturities, of $24.9 million, payments for acquisition of property and equipment of $23.1 million and an increase in restricted cash of $7.8 million.
Restricted cash on our consolidated balance sheets in 2012 and 2011 primarily represented our cash collateral requirements on our line of credit with Synovus Bank. We used the line of credit to fund timing differences between funds remitted by our retail distributors to the banks that issue our cards and funds utilized by our cardholders. In 2011, we increased our cash collateral from $5.0 million to $10.0 million. In November 2012, we transitioned all outstanding customer deposits associated with our card issuing program with Synovus Bank to our subsidiary bank. Concurrently, we terminated our line of credit with Synovus Bank, thus reducing our cash collateral to zero.
Cash Flows from Financing Activities
Our $57.9 million of net cash provided by financing activities in the year ended December 31, 2013 was primarily the result of increases of $21.1 million and $19.6 million of deposits and obligations, respectively, to customers associated with our GPR card program, and proceeds and excess tax benefits of $17.2 million associated with equity award activities. Our $179.5 million of net cash provided by financing activities in the year ended December 31, 2012 was primarily the result of $159.5 million of deposits and $13.7 million of obligations to customers we assumed as part of the transition of all outstanding customer deposits associated with our GPR card program with Synovus Bank to our subsidiary bank, and proceeds and excess tax benefits of $6.3 million associated with equity award activities. Our $14.3 million of net cash provided by financing activities for the year ended December 31, 2011 was the result of the proceeds and excess tax benefits of $9.1 million associated with equity award activities.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During 2014, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect the level of our total investment in capital expenditures for 2014 to be similar to the level of investment in 2013.

We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
Additionally, we anticipate making ongoing cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. For example, in connection with the transition of our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014, we contributed approximately $50 million in capital to Green Dot Bank and we settled our liability associated with overdrawn cardholder account balances, which is included in our consolidated balance sheet as "amounts due to card issuing banks for overdrawn accounts." Additionally, our investment securities may act as short-term collateral to Green Dot Bank to satisfy any requirements associated with its legal lending limit.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2013. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	38,959	4,187	9,322	8,342	17,108
Purchase obligations(1)	35,393	9,558	8,460	14,225	3,150
Other long-term liabilities	—	—	—	—	—
Total	$74,352	$13,745	$17,782	$22,567	$20,258
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See note 16 of the notes to our audited consolidated financial statements.
Off-Balance Sheet Arrangements
During the years ended December 31, 2013, 2012, and 2011 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 3, 2013 and 2012 and average balance data for the period ended December 31, 2011:

	Year ended December 31,						Period ended December 31,
	2013			2012			2011
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance
	(In thousands)
Assets
Interest-bearing assets
Loans (1)	$7,676	$664	8.7%	$8,576	$905	10.6%	$10,159
Taxable investment securities	19,415	161	0.8	4,969	53	1.1	4,025
Non-taxable investment securities	1,539	32	2.1	2,155	39	1.8	2,420
Federal reserve stock	1,603	97	6.1	561	34	6.1	—
Federal funds sold	1,561	2	0.1	2,218	4	0.2	2,400
Cash	310,552	805	0.3	77,654	165	0.2	26,612
Total interest-bearing assets	342,346	1,761	0.5%	96,133	1,200	1.2%	45,616
Non-interest bearing assets	53,792			14,940			13,433
Total assets	$396,138			$111,073			$59,049

Liabilities
Interest-bearing liabilities
Negotiable order of withdrawal (NOW)	$1,607	$10	0.6%	$1,650	$12	0.7%	$1,634
Savings deposits	6,231	2	—	6,742	2	—	6,812
Time deposits, denominations greater than or equal to $100	5,825	40	0.7	6,642	62	0.9	1,383
Time deposits, denominations less than $100	2,288	13	0.6	3,031	32	1.1	9,779
Total interest-bearing liabilities	15,951	65	0.4%	18,065	108	0.6%	19,608
Non-interest bearing liabilities	314,002			58,176			16,770
Total liabilities	329,953			76,241			19,608
Total stockholders' equity	66,185			34,832			22,671
Total liabilities and stockholders' equity	$396,138			$111,073			$42,279
___________

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

The following table presents the rate/volume variance in interest income and expense for the year ended December 31, 2013:

	December 31, 2013
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Loans	$(241)	$(28)	$(213)
Taxable investment securities	108	(22)	130
Non-taxable investment securities	(7)	4	(11)
Federal reserve stock	63	(7)	70
Federal funds sold	(2)	(1)	(1)
Cash	640	152	488
	$561	$98	$463

Negotiable order of withdrawal (NOW)	—	—	—
Savings deposits	(2)	(1)	(1)
Time deposits, denominations greater than or equal to $100	(22)	(15)	(7)
Time deposits, denominations less than $100	(19)	(16)	(3)
	$(43)	$(32)	$(11)
___________

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
The change in interest income and expense from the period ended December 31, 2011 to the year ended December 31, 2012 was volume related.
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2013, 2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds	$28,718	$28,730	$—	$—	$—	$—
Agency securities	245	245	804	811	3,979	3,987
Mortgage-backed securities	4,169	4,002	—	—	—	—
Municipal bonds	1,672	1,679	2,022	2,058	2,379	2,391
U.S. treasury notes	—	—	20,020	19,956	—	—
Total fixed-income securities	$34,804	$34,656	$22,846	$22,825	$6,358	$6,378
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2013:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(In thousands, except percentages)
Corporate bonds	$18,248	$10,470	$—	$—	$28,718
Agency securities	—	—	245	—	245
Mortgage-backed securities	—	—	—	4,169	4,169
Municipal bonds	107	721	344	500	1,672
Total fixed-income securities	$18,355	$11,191	$589	$4,669	$34,804
Weighted-average yield	0.6%	0.5%	0.2%	4.9%	0.6%

Loan Portfolio
The aggregate loan portfolio carrying value, gross of the related allowance for loan losses, totaled $7.4 million at December 31, 2013 or a 8% decrease compared to December 31, 2012. The following table shows the composition of Green Dot Bank’s loan portfolio as of December 31, 2013, 2012 and 2011:

	As of December 31,
	2013	2012	2011
	(In thousands)
Real estate	$3,383	$3,556	5,486
Commercial	1,474	1,179	1,417
Installment	2,509	3,292	3,133
Total loans	7,366	8,027	10,036

Loans on nonaccrual status	473	405	—
Loans past due 90 days or more	—	—	—
Total TDR	296	295	—
The following table presents a maturity distribution for selected loan categories. This table excludes real estate loans and installment loans as of December 31, 2013:

	Due in one year or less	Due after one year through five years	Due after five years	Total
	(In thousands)
Commercial
Fixed rate	1,333	50	—	1,383
Floating rate	—	91	—	91
Allowance for Loan Losses
The allowance for loan losses totaled $0.5 million and $0.5 million at December 31, 2013 and 2012, respectively. The consistent balance in the allowance for loan losses during the year ended December 31, 2013 was primarily due to the identification of several impaired loans and applying specific reserves to cover their potential losses. Refer to Note 2 - Summary of Significant Accounting Policies in Item 8 of this report for our accounting policy on allowance for loan losses.

	December 31, 2013	December 31, 2012
	(In thousands)
Allowance for loan losses:
Beginning balance	$475	$—
Loans charged off:
Commercial	—	—
Real Estate	—	59
Installment	25	164
Total	25	223
Recoveries of loans previously charged off:
Commercial	—	—
Real Estate	—	—
Installment	14	—
Total	14	—
Net loans charged off	11	223
Provision for allowance for loan losses	—	698
Ending balance	$464	$475
Allowance for loan losses to loans outstanding at year-end	6.3%	5.9%

Net charge-offs to average loans	—	0.03
Total provision for (reduction of) credit losses to average loans	—	0.08
Recoveries to gross charge-offs	—	—
Allowance for loan losses as a multiple of net charge-offs	18.56	2.13
At December 31, 2013, the carrying value, gross of the related allowance for loan losses, of impaired and TDR loans totaled $0.4 million. Of these loans, $0.3 million have a specific allowance of $0.2 million and $0.1 million with no specific allowances because we expect to recover these allowances.
The components of our allowance for loan losses, by category, are as follows:

	December 31, 2013		December 31, 2012
	Allowance	% of Loans	Allowance	% of Loans
	(In thousands)
Loan category:
Commercial	$64	13.8%	$96	14.3%
Real Estate	136	29.3	226	44.2
Installment	264	56.9	153	41.5
Total	$464	100.0%	$475	100.0%
Loan Portfolio Concentrations
Green Dot Bank, our subsidiary bank, operates at a single office in Provo, Utah located in the Utah County area. As of December 31, 2013, approximately 94.1% of our borrowers resided in the state of Utah and approximately 41.0% in the city of Provo. Consequently, we are susceptible to any adverse market or environmental conditions that may impact this specific geographic region.

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2013, December 31, 2012, and December 31, 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	$1,607	0.1%	$1,650	0.3%	$1,634	0.3%
Savings deposits	6,230	0.1	6,724	0.3	6,812	0.4
Time deposits, denominations greater than or equal to $100	5,414	0.9	3,020	0.7	1,383	1.1
Time deposits, denominations less than $100	2,698	0.6	6,742	0.8	9,779	1.2
Total interest-bearing deposit accounts	15,949	0.5%	18,136	0.5%	19,608	0.8%
Non-interest bearing deposit accounts	271,422		50,151		16,738
Total deposits	$287,371		$68,287		$36,346
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2013:

December 31, 2013
(In thousands)
Less than 3 months	605
3 through 6 months	736
6 through 12 months	1,211
Greater than 12 months	867
3,419
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the years ended December 31, 2013, and 2012, and the period from December 8, 2011 through December 31, 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Pretax return on assets	1.1%	2.4%	—%
Net return on equity	6.5	7.7	0.1
Equity to assets ratio	16.7	31.4	38.4
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

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Green Dot Corporation

We have audited Green Dot Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Green Dot Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Green Dot Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Green Dot Corporation and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Los Angeles, California
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Green Dot Corporation

We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Dot Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Dot Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 3, 2014

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$423,498	$293,590
Federal funds sold	123	3,001
Investment securities available-for-sale, at fair value	116,159	115,244
Settlement assets	37,004	36,127
Accounts receivable, net	46,384	40,441
Prepaid expenses and other assets	27,332	31,952
Income tax receivable	15,573	7,386
Net deferred tax assets	—	2,478
Total current assets	666,073	530,219
Restricted cash	2,970	634
Investment securities, available-for-sale, at fair value	82,585	68,543
Accounts receivable, net	5,913	10,931
Loans to bank customers, net of allowance for loan losses of $464 and $475 as of December 31, 2013 and December 31, 2012, respectively	6,902	7,552
Prepaid expenses and other assets	1,081	1,530
Property and equipment, net	60,473	58,376
Deferred expenses	15,439	12,510
Net deferred tax assets	3,362	4,629
Goodwill and intangible assets	30,676	30,804
Total assets	$875,474	$725,728
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,940	$31,411
Deposits	219,580	198,451
Obligations to customers	65,449	46,156
Settlement obligations	4,839	3,639
Amounts due to card issuing banks for overdrawn accounts	49,930	50,724
Other accrued liabilities	35,878	29,469
Deferred revenue	24,517	19,557
Net deferred tax liabilities	3,716	—
Total current liabilities	438,849	379,407
Other accrued liabilities	34,076	18,557
Deferred revenue	300	—
Total liabilities	473,225	397,964
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized and 7 shares issued and outstanding as of December 31, 2013 and December 31, 2012	7	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2013 and 2012; 37,729 and 31,798 shares issued and outstanding as of December 31, 2013 and 2012, respectively	38	31
Class B convertible common stock, $0.001 par value, 0 and 100,000 shares authorized as of December 31, 2013 and 2012, respectively; 0 and 4,197 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	4
Additional paid-in capital	199,251	158,656
Retained earnings	203,000	168,960
Accumulated other comprehensive (loss) income	(47)	106
Total stockholders’ equity	402,249	327,764
Total liabilities and stockholders’ equity	$875,474	$725,728
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$227,227	$224,745	$209,489
Cash transfer revenues	183,359	165,232	134,143
Interchange revenues	171,757	164,559	141,103
Stock-based retailer incentive compensation	(8,722)	(8,251)	(17,337)
Total operating revenues	573,621	546,285	467,398
Operating expenses:
Sales and marketing expenses	218,370	209,870	168,747
Compensation and benefits expenses	127,287	114,930	87,671
Processing expenses	89,856	77,445	70,953
Other general and administrative expenses	88,976	71,900	56,578
Total operating expenses	524,489	474,145	383,949
Operating income	49,132	72,140	83,449
Interest income	3,440	4,074	910
Interest expense	(72)	(76)	(346)
Income before income taxes	52,500	76,138	84,013
Income tax expense	18,460	28,919	31,930
Net income	34,040	47,219	52,083
Income attributable to preferred stock	(5,360)	(7,599)	(558)
Net income allocated to common stockholders	$28,680	$39,620	$51,525
Basic earnings per common share:
Class A common stock	$0.78	$1.11	$1.24
Class B common stock	$0.78	$1.11	$1.24
Basic weighted-average common shares issued and outstanding:
Class A common stock	33,272	29,698	22,238
Class B common stock	2,603	4,801	17,718
Diluted earnings per common share:
Class A common stock	$0.76	$1.07	$1.19
Class B common stock	$0.76	$1.07	$1.19
Diluted weighted-average common shares issued and outstanding:
Class A common stock	37,156	35,933	42,065
Class B common stock	2,603	6,150	19,822
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$34,040	$47,219	$52,083
Other comprehensive income (loss)
Unrealized holding (losses) gains, net of tax	(153)	76	30
Comprehensive income	$33,887	$47,295	$52,113
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2010	—	$—	14,762	$13	27,091	$27	$95,433	$69,658	$—	$165,131
Common stock issued under stock plans and related tax effects	—	—	104	2	344	—	9,089	—	—	9,091
Stock-based compensation	—	—	—	—	—	—	9,524	—	—	9,524
Stock-based retailer incentive compensation	—	—	—	—	—	—	17,337	—	—	17,337
Conversion of Class B common stock by stockholders	7	7	15,296	15	(22,155)	(22)	—	—	—	—
Net income	—	—	—	—	—	—	—	52,083	—	52,083
Other comprehensive income	—	—	—	—	—	—	—	—	30	30
Balance at December 31, 2011		$7	30,162	$30	5,280	$5	$131,383	$121,741	$30	$253,196
Common stock issued under stock plans and related tax effects	—	—	141	—	412	—	6,288	—	—	6,288
Stock-based compensation	—	—	—	—	—	—	12,734	—	—	12,734
Stock-based retailer incentive compensation	—	—	—	—	—	—	8,251	—	—	8,251
Conversion of Class B common stock by stockholders	—	—	1,495	1	(1,495)	(1)	—	—	—	—
Net income	—	—	—	—	—	—	—	47,219	—	47,219
Other comprehensive income	—	—	—	—	—	—	—	—	76	76
Balance at December 31, 2012	—	$7	31,798	$31	4,197	$4	$158,656	$168,960	$106	$327,764
Common stock issued under stock plans and related tax effects	—	—	620	1	1,114	2	17,170	—	—	17,173
Stock-based compensation	—	—	—	—	—	—	14,703	—	—	14,703
Stock-based retailer incentive compensation	—	—	—	—	—	—	8,722	—	—	8,722
Conversion of Class B common stock by stockholders	—	—	5,311	6	(5,311)	(6)	—	—	—	—
Net income	—	—	—	—	—	—	—	34,040	—	34,040
Other comprehensive loss	—	—	—	—	—	—	—	—	(153)	(153)
Balance at December 31, 2013	—	$7	37,729	$38	—	$—	$199,251	$203,000	$(47)	$402,249
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net income	$34,040	47,219	52,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,099	18,131	12,330
Provision for uncollectible overdrawn accounts	47,273	62,345	60,562
Employee stock-based compensation	14,703	12,734	9,524
Stock-based retailer incentive compensation	8,722	8,251	17,337
Amortization of premium on available-for-sale investment securities	778	1,188	251
Realized gains on investment securities	(13)	(11)	—
(Recovery) Provision for uncollectible trade receivables	(23)	(359)	455
Impairment of capitalized software	5,216	1,029	397
Deferred income tax expense	5,464	5,792	251
Excess tax benefits from exercise of options	(2,748)	(2,738)	(2,951)
Changes in operating assets and liabilities:
Accounts receivable, net	(48,175)	(66,099)	(70,510)
Prepaid expenses and other assets	5,069	(21,325)	(2,838)
Deferred expenses	(2,929)	94	(3,100)
Accounts payable and other accrued liabilities	26,915	31,475	(4,489)
Amounts due issuing bank for overdrawn accounts	(794)	7,571	7,085
Deferred revenue	5,260	(1,962)	4,261
Income tax receivable	(3,349)	(1,307)	13,403
Net cash provided by operating activities	122,508	102,028	94,051

Investing activities
Purchases of available-for-sale investment securities	(274,072)	(271,869)	(45,056)
Proceeds from maturities of available-for-sale securities	173,135	37,563	20,152
Proceeds from sales of available-for-sale securities	84,969	81,474	—
(Increase) decrease in restricted cash	(2,336)	12,292	(7,791)
Payments for acquisition of property and equipment	(35,742)	(40,441)	(23,076)
Net principal collections on loans	650	2,484	245
Acquisitions, net of cash acquired	—	(31,823)	5,085
Net cash used in investing activities	(53,396)	(210,320)	(50,441)

Financing activities
Proceeds from exercise of options	14,425	3,550	6,138
Excess tax benefits from exercise of options	2,748	2,738	2,951
Net increase in deposits	21,129	159,494	5,231
Net increase in obligations to customers	19,616	13,668	—
Net cash provided by financing activities	57,918	179,450	14,320

Net increase in unrestricted cash, cash equivalents, and federal funds sold	127,030	71,158	57,930
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	296,591	225,433	167,503
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$423,621	$296,591	$225,433

Cash paid for interest	73	98	108
Cash paid for income taxes	16,351	28,203	18,291
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries, Next Estate Communications, Inc.; Green Dot Bank; and Loopt, LLC) is a bank holding company with a mission to reinvent personal banking for the masses. Our prepaid products and services are available in more than 90,000 retail stores nationwide and online at Greendot.com. Our products include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and GoBank, an innovative checking account developed for distribution and use via mobile phones. GoBank is available online at GoBank.com and via the Apple App Store and Google Play. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
We market our products and services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by Green Dot Bank and third-party issuing banks including GE Capital Retail Bank, The Bancorp Bank, Sunrise Banks, N.A., and prior to November 2012, Columbus Bank and Trust Company, a division of Synovus Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, such as Blackhawk Network and Incomm. We refer to participating retailers collectively as our “retail distributors.”
Acquisitions
In March 2012, we acquired Loopt, Inc., or Loopt, for approximately $33.6 million in cash in exchange for all of its outstanding shares. Loopt's results of operations are included in our consolidated results of operations following the acquisition date. We paid $9.8 million in retention-based incentives for employees we hired in connection with the acquisition of Loopt. In December 2012, we converted Loopt from a corporation to a limited liability company.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the results of entities that we control through a 50% or more ownership interest. We have prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We have eliminated all significant intercompany balances and transactions in consolidation. We include the results of operations of acquired companies from the date of acquisition.
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
Loans to Bank Customers
We report loans measured at historical cost at their outstanding principal balances, net of any charge-offs, and for purchased loans, net of any unaccreted discounts. We recognize interest income as it is earned.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Purchased Credit-Impaired Loans
In connection with our acquisition of Green Dot Bank, we acquired loans and recorded them at fair value on the acquisition date. Some of our purchased loans had evidence of credit quality deterioration since origination. We consider purchased loans to be impaired if we do not expect to receive all contractually required cash flows due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually-required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.
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
Impairment of Long Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we recognize an impairment loss. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. Included in other general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 were $5.2 million, $1.0 million and $0.4 million, respectively, of recognized impairment losses on internal-use software.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment. We may in any given period bypass the qualitative assessment and proceed directly to a two step method to assess and measure impairment of the reporting units goodwill. We first assess qualitative factors to determine whether it is more likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step quantitative impairment test. The first step of the quantitative impairment test involves a comparison of the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the quantitative impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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
Amounts Due to Card Issuing Banks for Overdrawn Accounts
Our third-party card issuing banks fund overdrawn cardholder account balances on our behalf. Amounts funded are due from us to the card issuing banks based on terms specified in the agreements with the card issuing banks. Generally, we expect to settle these obligations within two months.

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
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes U.S. government and agency mortgage-backed fixed income securities and corporate fixed income securities
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, market comparables, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. This category generally includes certain private equity investments and certain asset-backed securities.
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
Our sales commissions, advertising and marketing expenses and manufacturing and distributing costs were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Sales commissions	$161,859	$145,462	$121,430
Advertising and marketing expenses	10,369	21,765	14,673
Manufacturing and distributing costs	46,142	42,643	32,644
Sales and marketing expenses	$218,370	$209,870	$168,747
Included in our manufacturing and distributing costs were shipping and handling costs of $4.0 million, $3.4 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011. Also included in our manufacturing and distributing costs were liabilities that we incurred for use tax to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
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
Earnings Per Common Share
We apply the two-class method in calculating earnings per common share, or EPS, because our preferred stockholders are entitled to participate with our common stockholders in the distributions of earnings through dividends. The two-class method requires net income, after deduction of any preferred stock dividends, deemed dividends on preferred stock redemptions, and accretions in the carrying value on preferred stock, to be allocated between each class or series of common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic EPS is then calculated by dividing net income allocated to each class of common stockholders by the respective weighted-average common shares issued and outstanding.
In addition, for diluted EPS, the conversion of Class B common stock will affect net income allocated to Class A common stockholders. Where the effect of this conversion is dilutive, we adjust net income allocated to Class A common stockholders by the associated allocated earnings of the convertible securities. We divide adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options and restricted stock units and outstanding warrants, shares to be purchased under our employee stock purchase plan and the dilution resulting from the conversion of convertible securities, if applicable. We exclude the effects of convertible securities and outstanding warrants and stock options from the computation of diluted EPS in periods in which the effect would be anti-dilutive. We calculate dilutive potential common shares using the treasury stock method, if-converted method and the two-class method, as applicable.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other, allowing an entity to perform a qualitative impairment assessment of indefinite-lived intangible assets before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. Our adoption of this ASU is did not have a material impact on our consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We will adopt the standard effective January 1, 2014. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2013
Corporate bonds	$70,965	$45	$(13)	$70,997
Commercial paper	49,307	15	(1)	49,321
Negotiable certificate of deposit	4,400	3	—	4,403
U.S. Treasury notes	14,265	14	(1)	14,278
Agency securities	14,946	13	—	14,959
Mortgage-backed securities	4,169	—	(168)	4,001
Municipal bonds	19,017	28	(14)	19,031
Asset-backed securities	21,750	9	(5)	21,754
Total investment securities	$198,819	$127	$(202)	$198,744

December 31, 2012
Corporate bonds	$37,320	$39	$(2)	$37,357
Commercial paper	55,733	17	(2)	55,748
Negotiable certificate of deposit	4,400	14	—	4,414
U.S. Treasury notes	22,258	9	—	22,267
Agency securities	25,845	23	(1)	25,867
Municipal bonds	11,528	43	(3)	11,568
Asset-backed securities	26,533	33	—	26,566
Total investment securities	$183,617	$178	$(8)	$183,787

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities (continued)
As of December 31, 2013 and December 31, 2012, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2013
Corporate bonds	$24,104	$(13)	$—	$—	$24,104	$(13)
Commercial paper	4,490	(1)	—	—	4,490	(1)
U.S. Treasury notes	5,212	(1)	—	—	5,212	(1)
Mortgage-backed securities	4,002	(168)	—	—	4,002	(168)
Municipal bonds	8,546	(14)	—	—	8,546	(14)
Asset-backed securities	11,797	(5)	—	—	$11,797	$(5)
Total investment securities	$58,151	$(202)	$—	$—	$58,151	$(202)

December 31, 2012
Corporate bonds	$6,138	$(2)	$—	$—	$6,138	$(2)
Commercial paper	6,390	(2)	—	—	6,390	(2)
Agency securities	6,302	(1)	—	—	6,302	(1)
Municipal bonds	1,602	(3)	—	—	1,602	(3)
Total investment securities	$20,432	$(8)	$—	$—	$20,432	$(8)
We did not record any other-than-temporary impairment losses during the years ended December 31, 2013 and 2012 on our available-for-sale investment securities. We do not intend to sell these investments or we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of December 31, 2013, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$115,166	$116,159
Due after one year through five years	56,644	56,700
Due after five years through ten years	590	588
Due after ten years	500	496
Mortgage and asset-backed securities	25,919	24,801
Total investment securities	$198,819	$198,744
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Overdrawn account balances due from cardholders	$14,749	$24,328
Reserve for uncollectible overdrawn accounts	(10,363)	(15,677)
Net overdrawn account balances due from cardholders	4,386	8,651

Trade receivables	4,302	5,686
Reserve for uncollectible trade receivables	(42)	(69)
Net trade receivables	4,260	5,617

Receivables due from card issuing banks	42,137	33,729
Other receivables	1,514	3,375
Accounts receivable, net	$52,297	$51,372
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of period	$15,677	$15,309	$11,823
Provision for uncollectible overdrawn accounts:
Fees	45,048	59,445	55,048
Purchase transactions	2,225	2,900	5,514
Charge-offs	(52,587)	(61,977)	(57,076)
Balance, end of period	$10,363	$15,677	$15,309
Note 5—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2013
Real estate	$—	$—	$11	$11	$3,372	$3,383
Commercial	—	—	—	—	1,474	1,474
Installment	—	—	3	3	2,506	2,509
Total loans	$—	$—	$14	$14	$7,352	$7,366

Percentage of outstanding	—%	—%	0.2%	0.2%	99.8%	100.0%

December 31, 2012
Real estate	$91	$—	$—	$91	$3,465	$3,556
Commercial	77	—	—	77	1,102	1,179
Installment	22	3	—	25	3,267	3,292
Total loans	$190	$3	$—	$193	$7,834	$8,027

Percentage of outstanding	2.4%	—%	—%	2.4%	97.6%	100.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans, other than purchased credit impaired, or PCI loans. See Note 2–Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2013	December 31, 2012
	(In thousands)
Real estate	$117	$96
Commercial	106	136
Installment	250	173
Total loans	$473	$405
Credit Quality Indicators
We closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis. We continuously review and update loan risk classifications. We evaluate our loans using non-classified or classified as the primary credit quality indicator. Classified loans are those loans that have demonstrated credit weakness where we believe there is a heightened risk of principal loss, including all impaired loans. Classified loans are generally internally categorized as substandard, doubtful or loss, consistent with regulatory guidelines.
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2013		December 31, 2012
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$3,003	$380	$3,282	$274
Commercial	1,323	151	978	201
Installment	2,058	451	2,963	329
Total loans	$6,384	$982	$7,223	$804
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified in TDRs as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$194	$117	$194	$96
Commercial	344	106	280	136
Installment	500	250	403	173

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of period	$475	$—	$—
Provision for loans	—	698	—
Loans charged off	(25)	(223)	—
Recoveries of loans previously charged off	14	—	—
Balance, end of period	$464	$475	$—
Note 6—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Land	$205	$205
Building	461	543
Computer equipment, furniture, and office equipment	34,508	23,690
Computer software purchased	13,123	10,914
Capitalized internal-use software	62,871	52,501
Tenant improvements	7,482	7,076
	118,650	94,929
Less accumulated depreciation and amortization	(58,177)	(36,553)
Property and equipment, net	$60,473	$58,376
Depreciation and amortization expense was $27.1 million, $18.1 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in those amounts are depreciation expense related to internal-use software of $15.0 million, $9.7 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013 we had impairments of $5.2 million associated with capitalized internal-use software we determined were no longer viable. The net carrying value of capitalized internal-use software was $28.1 million, and $30.3 million at December 31, 2013 and 2012, respectively.
Note 7—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Goodwill	$27,250	$27,250
Intangible assets, net	3,426	3,554
Goodwill and intangible assets	30,676	30,804

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Goodwill and Intangible Assets (continued)
Goodwill
Changes in the carrying amount of goodwill were as follows:

	December 31,
	2013	2012
	(In thousands)
Balance, beginning of period	$27,250	$10,817
Acquisitions	—	16,350
Other changes	—	83
Balance, end of period	$27,250	$27,250
During the three months ended December 31, 2013, we completed our annual goodwill impairment test as of September 30, 2013 for all reporting units. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for any of the reporting units as their fair value exceeded their carrying value indicating there was no impairment.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2013		December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(In thousands)		(In thousands)
Finite-lived intangibles	$926	$(500)	$926	$(372)
Indefinite-lived intangibles	3,000	N/A	3,000	N/A
Total intangible assets	$3,926	$(500)	$3,926	$(372)
Amortization expense, a component of other general and administrative expenses, on finite-lived intangibles was $128,000, $130,000, and $100,000 for the years ended December 31, 2013, 2012, and 2011, respectively. None of the intangible assets were impaired as of December 31, 2013 or 2012.
Note 8—Deposits
In November 2012, we transitioned all outstanding customer deposits associated with our card issuing program with Synovus Bank to Green Dot Bank. These deposits are included as "GPR deposits" within non-interest bearing deposit accounts below. Deposits were categorized as non-interest and interest-bearing deposits as follows:

	December 31,
	2013	2012
Non-interest bearing deposit accounts	(In thousands)
GPR deposits	$204,171	$165,739
Other demand deposits	—	16,138
Total non-interest bearing deposit accounts	204,171	181,877
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,401	1,860
Savings	6,410	5,986
Time deposits, denominations greater than or equal to $100	5,310	6,417
Time deposits, denominations less than $100	2,288	2,311
Total interest-bearing deposit accounts	15,409	16,574
Total deposits	$219,580	$198,451

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31, 2013
(In thousands)
Due in 2014	$3,551
Due in 2015	2,207
Due in 2016	1,100
Due in 2017	694
Due in 2018	46
Thereafter	—
Total time deposits	$7,598
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
Liquidation
In the event of any liquidation, dissolution or winding-up of the affairs of our company (excluding a Reorganization Event (defined below)), of the assets of our company or the proceeds thereof legally available for distribution to our stockholders are distributable ratably among the holders of our Class A Common Stock and any Series A Preferred Stock outstanding at that time after payment to the holders of shares of our Series A Preferred Stock of an amount per share equal to (i) $0.01 plus (ii) any dividends on our Series A Preferred Stock that have been declared but not paid prior to the date of payment of such distribution.
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
Common Stock
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
Voting
Holders of our Class A common stock are entitled to one vote per share.
We have not provided for cumulative voting for the election of directors in our restated Certificate of Incorporation. In addition, our Certificate of Incorporation provides that a holder, or group of affiliated holders, of more than 24.9% of our common stock may not vote shares representing more than 14.9% of the voting power represented by the outstanding shares of our Class A common stock.
Dividends
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of outstanding shares of our Class A common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our board of directors may determine. In the event a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock will receive Class A common stock, or rights to acquire Class A common stock, as the case may be.
Liquidation
Upon our liquidation, dissolution or winding-up, the assets legally available for distribution to our stockholders would be distributable ratably among the holders of our Class A common stock and any participating preferred stock outstanding at that time after payment of liquidation preferences, if any, on any outstanding shares of our preferred stock and payment of other claims of creditors.
Preemptive or Similar Rights
Our Class A common stock is not entitled to preemptive rights or subject to redemption.
Non-Employee Stock-Based Payments
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the sixty months term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. As of December 31, 2013, 588,912 shares of Class A common stock issued to Walmart were subject to our repurchase right.
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
As the option to purchase shares under the warrant is contingent upon the achievement of certain sales volume or revenue targets, there is a possibility that no shares will become eligible for purchase. Based on different possible outcomes, we developed a range of fair values for the warrant, and we measured the warrant at its current lowest aggregate fair value within that range. As none of the performance conditions have been met, the lowest aggregate fair value is zero. Accordingly, we have not assigned any value to the warrant in our consolidated financial statements as of December 31, 2013 or 2012.
Registration Rights Agreement
We are a party to a registration rights agreement with certain of our investors, pursuant to which we have granted those persons or entities the right to register shares of common stock held by them under the Securities Act of 1933, as amended, or the Securities Act. Holders of these rights are entitled to demand that we register their shares of common stock under the Securities Act so long as certain conditions are satisfied and require us to include their shares of common stock in future registration statements that may be filed, either for our own account or for the account of other security holders exercising registration rights. In addition, after an initial public offering, these holders have the right to request that their shares of common stock be registered on a Form S-3 registration statement so long as certain conditions are satisfied and the anticipated aggregate sales price of the registered shares as of the date of filing of the Form S-3 registration statement is at least $1.0 million. The foregoing registration rights are subject to various conditions and limitations, including the right of underwriters of an offering to limit the number of registrable securities that may be included in an offering. The registration rights terminate as to any particular shares on the date on which the holder sells such shares to the public in a registered offering or pursuant to Rule 144 under the Securities Act. We are generally required to bear all of the expenses of these registrations, except underwriting commissions, selling discounts and transfer taxes.
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
Comprehensive Income
The tax impact on unrealized losses and gains on investment securities available-for-sale for the years ended December 31, 2013 and December 31, 2012 was approximately $(104,000) and $46,000, respectively.
Note 10—Employee Stock-Based Compensation
Employee Stock-Based Compensation
In January 2001, we adopted the 2001 Stock Plan. The 2001 Stock Plan provided for the granting of incentive stock options, nonqualified stock options and other stock awards. Options granted under the 2001 Stock Plan generally vest over four years and expire five years or ten years from the date of grant. This stock plan is no longer in effect with the automatic conversion of all Class B Common Stock to Class A Common Stock in August 2013 as noted within Note 9—Stockholders’ Equity.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Employee Stock-Based Compensation (continued)
We reserved 2,000,000 shares and 200,000 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan, respectively. The number of shares reserved for issuance under our 2010 Equity Incentive Plan and our 2010 Employee Stock Purchase Plan automatically increase on the first day of January of each of 2011 through 2014 and 2011 through 2018, respectively, by up to a number of shares equal to 3% of the total outstanding shares our Class A common stock as of the immediately preceding December 31st. Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five or ten years from the date of grant.
Stock-based compensation for the years ended December 31, 2013, 2012, and 2011 includes expense related to awards of stock options and restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Total stock-based compensation expense	$14,703	$12,734	$9,524
Related income tax benefit	1,410	1,465	1,890
Options and restricted stock units granted on or after July 21, 2010 are issued under the 2010 Equity Incentive Plan and options granted prior to July 21, 2010 were issued under the 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan. We have reserved shares of our Class A common stock common stock for issuance under the 2010 Equity Incentive Plan.
The following table summarizes stock options and restricted stock units granted:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Stock options granted	2,236	2,247	889
Weighted-average exercise price	$18.88	$19.35	$38.70
Weighted-average grant-date fair value	$7.20	$8.92	$18.62

Restricted stock units granted	1,272	613	111
Weighted-average grant-date fair value	$22.16	$14.14	$33.46
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.2%	1.0%	2.1%
Expected term (life) of options (in years)	5.86	6.07	6.06
Expected dividends	—	—	—
Expected volatility	43.4%	47.5%	48.3%
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Employee Stock-Based Compensation (continued)
Stock option activity for the year ended December 31, 2013 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2012	5,717	$15.72
Options granted	2,236	18.88
Options exercised	(1,428)	9.67
Options canceled	(1,313)	24.36
Outstanding at December 31, 2013	5,212	$16.62	6.73	$48,290
Vested or expected to vest at December 31, 2013	4,956	16.48	6.61	$46,690
Exercisable at December 31, 2013	2,456	14.03	4.26	$29,555
The total intrinsic value of options exercised was $17.9 million, $8.5 million and $4.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Restricted stock unit activity for the year ended December 31, 2013 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Outstanding at December 31, 2012	616	$15.10
Restricted stock units granted	1,272	$22.16
Restricted stock units canceled	(238)	$17.54
Restricted stock units vested	(196)	$15.22
Outstanding at December 31, 2013	1,454	$20.87
The total fair value of shares vested for the years ended December 31, 2013 and 2012 was $4.5 million and $0.4 million, respectively, based on the price of our Class A common stock on the vesting date. No restricted stock units vested prior to 2012.
At December 31, 2013, there was $19.3 million and $24.4 million of aggregate unrecognized compensation cost related to unvested stock options and restricted stock units, respectively, expected to be recognized in compensation expense in future periods, with a weighted-average period of 2.9 years and 3.4 years, respectively. Approximately 0.5 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2013.
Stock-Based Retailer Incentive Compensation
As discussed in Note 9 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the 60-month term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $8.7 million, $8.3 million and $17.3 million of stock-based retailer incentive compensation for the years ended December 31, 2013, 2012, and 2011, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$11,880	$21,322	$29,583
State	1,116	1,805	2,096
Current income tax expense	12,996	23,127	31,679
Deferred:
Federal	$6,776	5,931	251
State	(1,312)	(139)	—
Deferred income tax expense	5,464	5,792	251
Income tax expense	$18,460	$28,919	$31,930
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.2)	1.9	1.6
General business credits	(2.3)	(0.4)	—
Employee stock-based compensation	1.4	1.4	1.2
Other	1.2	0.3	0.2
Effective tax rate	35.1%	38.2%	38.0%
The effective tax rate for the year ended December 31, 2013 was impacted by our recognition of federal and state general business credits related to 2012 and 2013 of $1.2 million.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes (continued)
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,276	$13,655
Stock-based compensation	6,397	7,057
Reserve for overdrawn accounts	4,088	6,130
Accrued liabilities	5,354	3,191
Tax credit carryforwards	2,298	—
Other	984	1,272
Gross deferred tax assets	31,397	31,305
Valuation allowance	(1,228)	(1,262)
Total deferred tax assets, net of valuation allowance	$30,169	$30,043

Deferred tax liabilities:
Internal-use software costs	$10,587	$9,986
Property and equipment, net	5,534	6,013
Deferred expenses	5,083	4,013
Intangible assets	1,156	1,386
Gift card revenue	6,637	1,063
Other	1,526	475
Total deferred tax liabilities	$30,523	$22,936

Net deferred tax (liabilities) assets	$(354)	$7,107
Total net deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	December 31,
	2013	2012
	(In thousands)
Current net deferred tax (liabilities) assets	$(3,716)	$2,478
Noncurrent net deferred tax assets	3,362	4,629
Net deferred tax (liabilities) assets	$(354)	$7,107
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. We believe uncertainty exists regarding the realizability of certain operating losses and have, therefore, established a valuation allowance for this portion of the deferred tax asset. Future changes in the valuation allowance associated with these deferred tax assets will be recognized as a reduction or increase to income tax expense.
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
As of December 31, 2013, we have net operating loss carryforwards of approximately $29.7 million and $28.4 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2025 and 2031. In addition, we have state business tax credits of approximately $1.2 million that will expire between 2028 and 2033 and other state business tax credits of approximately $1.1 million that can be carried forward indefinitely.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes (continued)
Certain limitations may be placed on net operating loss carryforwards as a result of changes in control as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the operating loss carryforwards.
As of December 31, 2013 and 2012, we had a liability of $3.7 million and $1.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$1,481	$—	$—
Increases related to positions taken during prior years	931	970	—
Increases related to positions taken during the current year	1,312	511	—
Ending balance	$3,724	$1,481	$—

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$3,724	$1,481	$—
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2013 and 2012, of approximately $338,000 and $0, respectively.

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
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$34,040	$47,219	$52,083
Income attributable to preferred stock	(5,360)	(7,599)	(558)
Income attributable to other classes of common stock	(2,677)	(6,719)	(24,022)
Net income allocated to Class A common stockholders	$26,003	$32,901	$27,503
Weighted-average Class A shares issued and outstanding	33,272	29,698	22,238
Basic earnings per Class A common share	$0.78	$1.11	$1.24

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$26,003	$32,901	$27,503
Re-allocated earnings	2,207	5,612	22,549
Diluted net income allocated to Class A common stockholders	28,210	38,513	50,052
Weighted-average Class A shares issued and outstanding	33,272	29,698	22,238
Dilutive potential common shares:
Class B common stock	2,603	6,150	19,822
Stock options	1,078	20	—
Restricted stock units	203	43	3
Employee stock purchase plan	—	22	2
Diluted weighted-average Class A shares issued and outstanding	37,156	35,933	42,065
Diluted earnings per Class A common share	$0.76	$1.07	$1.19

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share (continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Basic earnings per Class B common share
Net income	$34,040	$47,219	$52,083
Income attributable to preferred stock	(5,360)	(7,599)	(558)
Income attributable to other classes of common stock	(26,645)	(34,301)	(29,613)
Net income allocated to Class B common stockholders	$2,035	$5,319	$21,912
Weighted-average Class B shares issued and outstanding	2,603	4,801	17,718
Basic earnings per Class B common share	$0.78	$1.11	$1.24

Diluted earnings per Class B common share
Net income allocated to Class B common stockholders	$2,035	$5,319	$21,912
Re-allocated earnings	(58)	1,273	1,673
Diluted net income allocated to Class B common stockholders	$1,977	$6,592	$23,585
Weighted-average Class B shares issued and outstanding	2,603	4,801	17,718
Dilutive potential common shares:
Stock options	—	1,349	2,104
Diluted weighted-average Class B shares issued and outstanding	2,603	6,150	19,822
Diluted earnings per Class B common share	$0.76	$1.07	$1.19
As of December 31, 2013, 588,912 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the years ended December 31, 2013 and 2012.
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
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Class A common stock
Options to purchase Class A common stock	994	1,408	258
Restricted stock units	39	26	—
Conversion of convertible preferred stock	6,859	6,859	451
Total options, restricted stock units and convertible preferred stock	7,892	8,293	709
Class B common stock
Options to purchase Class B common stock	—	122	5
Total options	—	122	5
Note 13—Fair Value Measurements
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies.
As of December 31, 2013 and December 31, 2012, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2013	(In thousands)
Corporate bonds	$—	$70,997	$—	$70,997
Commercial paper	—	49,321	—	49,321
Negotiable certificate of deposit	—	4,403	—	4,403
U.S. Treasury notes	—	14,278	—	14,278
Agency securities	—	14,959	—	14,959
Mortgage-backed securities	—	4,001	—	4,001
Municipal bonds	—	19,031	—	19,031
Asset-backed securities	—	21,754	—	21,754
Total	$—	$198,744	$—	$198,744

December 31, 2012
Corporate bonds	$—	$37,357	$—	$37,357
Commercial paper	—	55,748	—	55,748
Negotiable certificate of deposit	—	4,414	—	4,414
U.S. treasury notes	—	22,267	—	22,267
Agency securities	—	25,867	—	25,867
Municipal bonds	—	11,568	—	11,568
Asset-backed securities	—	26,566	—	26,566
Total	$—	$183,787	$—	$183,787
We based the fair value of our fixed income securities held as of December 31, 2013 and December 31, 2012 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the years ended December 31, 2013 or 2012.
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2013 and December 31, 2012 are presented in the table below.

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,902	$5,926	$7,552	$5,719

Financial Liabilities
Deposits	$219,580	$219,534	$198,451	$198,369
Note 15—Borrowing Agreements
In connection with the transition of all outstanding customer deposits associated with our card issuing program with Synovus Bank to our subsidiary bank, in November 2012, our line of credit with Columbus Bank and Trust Company was terminated. Prior to the termination, we used the line of credit to fund timing differences between funds remitted by our retail distributors to the banks that issue our cards and funds utilized by our cardholders. For the periods presented below, our line of credit had the following terms:

	Line of Credit	Interest Rate	Cash Collateral Requirements
	(In millions, except interest rates)
March 2012 - November 2012	$10.0	LIBOR + 2.00%	$10.0
March 2011 - March 2012	$10.0	LIBOR + 2.00%	$10.0
We present our cash collateral requirements on our consolidated balance sheets as restricted cash. There were no outstanding borrowings at December 31, 2013.
Note 16—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. Approximately 94.1% of our borrowers reside in the state of Utah and approximately 41.0% in the city of Provo. Consequently, we are susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. Effective January 1, 2010, our board elected to include a discretionary employer matching contribution equal to 50% of the first 6% of the participant’s eligible compensation as defined by the Plan. Effective January 1, 2013, our board elected to cancel the discretionary employer matching contributions. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $0.1 million, $1.2 million, and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts contributed in the year ended December 31, 2013 were related to matching contributions on employee contributions during the year ended December 31, 2012 which were not received until 2013.
Note 18—Commitments and Contingencies
In December 2011, we entered into a ten-year office lease for 140,000 square feet of office space in Pasadena, California. This facility serves as our corporate headquarters. The initial term of the lease is ten years and is scheduled to expire on October 31, 2022. We are also bound to a property sub-lease agreement of approximately 5,000 square feet that expired in December 2013 and maintain smaller administrative or project offices. Our total rental expense for these and former leases amounted to $5.3 million, $6.4 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013, the future minimum aggregate rental commitment under all operating leases and minimum annual payments through various agreements with vendors and retail distributors was:

	Operating Leases	Vendor/Retail Distributor Commitments
Year ending December 31,	(In thousands)
2014	$4,187	$9,558
2015	4,596	1,910
2016	4,726	6,550
2017	4,186	1,625
2018	4,156	12,600
Thereafter	17,108	3,150
Total of future commitments	$38,959	$35,393
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
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Year Ended December 31,
	2013	2012	2011
Walmart	64%	64%	61%
Three other largest retail distributors, as a group	22%	20%	20%
Excluding stock-based retailer incentive compensation of $8.7 million, $8.3 million, $17.3 million and for the years ended December 31, 2013, 2012, and 2011, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Year Ended December 31,
	2013	2012	2011
Walmart	65%	65%	62%
Three other largest retail distributors, as a group	21%	20%	19%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Year Ended December 31,
	2013	2012	2011
Concentration of GPR cards activated (in units)	82%	87%	80%
Concentration of sales of cash transfer products (in units)	87%	88%	90%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	December 31, 2013	December 31, 2012
Walmart	34%	35%
Three other largest retail distributors, as a group	39%	38%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 19—Significant Customer Concentration (continued)
At December 31, 2013 and December 31, 2012, the customer funds underlying the Walmart co-branded GPR cards were held by GE Capital Retail Bank. These funds are held in trust for the benefit of the customers, and we have no legal rights to the customer funds. Additionally, we have receivables due from GE Capital Retail Bank that are included in accounts receivable, net, on our consolidated balance sheets. Refer to Note 22 — Subsequent Events for additional information regarding our relationship with GE Capital Retail Bank.
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
As of December 31, 2013, we were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain specific total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2013 which management believes would have changed our category as well capitalized.
The actual amounts and ratios, and required minimum capital amounts and ratios by which we exceed these minimum ratios at December 31, 2013 and 2012 were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
December 31, 2013	(In thousands, except ratios)
Tier 1 leverage	370,476	45.8%	40,418	5.0%
Tier 1 risk-based capital	370,476	100.8	22,057	6.0
Total risk-based capital	370,476	100.8	36,762	10.0

December 31, 2012
Tier 1 leverage	289,323	47.8%	30,266	5.0%
Tier 1 risk-based capital	289,323	84.3	20,591	6.0
Total risk-based capital	289,323	84.3	34,318	10.0

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 21— Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2013 and 2012:

	2013
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$142,320	$136,544	$140,608	$154,149
Total operating expenses	141,856	128,570	123,253	130,810
Operating income	464	7,974	17,355	23,339
Interest income, net	949	778	839	802
Income before income taxes	1,413	8,752	18,194	24,141
Income tax expense	377	2,638	6,890	8,555
Net income	$1,036	$6,114	$11,304	$15,586
Earnings per common share
Basic
Class A common stock	$0.02	$0.14	$0.26	$0.36
Class B common stock	$0.02	$0.14	$0.26	$0.36
Diluted
Class A common stock	$0.02	$0.13	$0.25	$0.35
Class B common stock	$0.02	$0.13	$0.25	$0.35

	2012
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$137,302	$132,759	$135,043	$141,181
Total operating expenses	122,812	117,882	117,908	115,543
Operating income	14,490	14,877	17,135	25,638
Interest income, net	933	962	1,168	935
Income before income taxes	15,423	15,839	18,303	26,573
Income tax expense	5,053	6,227	7,434	10,205
Net income	$10,370	$9,612	$10,869	$16,368
Earnings per common share
Basic
Class A common stock	$0.24	$0.23	$0.26	$0.39
Class B common stock	$0.24	$0.23	$0.26	$0.39
Diluted
Class A common stock	$0.24	$0.22	$0.25	$0.37
Class B common stock	$0.24	$0.22	$0.25	$0.37
Note 22—Subsequent Event
In February 2014, we completed the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank. The total funds transferred to Green Dot Bank was approximately $260.0 million and will be classified as deposits on our consolidated balance sheet. In conjunction with this transition, we made a payment of approximately $50.0 million to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances, which is included in our consolidated balance sheet as "amounts due to card issuing banks for overdrawn accounts." Additionally, we contributed approximately $50.0 million to Green Dot Bank to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
2013 Executive Officer Bonus Plan
On February 27, 2014, the Compensation Committee of our board of directors approved our 2014 Executive Officer Incentive Bonus Plan (“Plan”), which is designed to reward designated executive officers, including executive officers identified as named executive officers in our 2013 annual meeting proxy statement, if we achieve specified adjusted EBITDA and annual revenue objectives for 2014.
The named executive officer participants in the Plan, and their 2014 on-target bonus amounts under the Plan expressed as a percentage of their respective annual base salaries, are: Steven W. Streit, Chairman, President and Chief Executive Officer - 100%; Grace Wang, Chief Financial Officer - 75%; Konstantinos Sgoutas, Chief Revenue Officer - 100%; Lewis B. Goodwin, Chief Executive Officer, Green Dot Bank - 70%: and John C. Ricci, General Counsel and Secretary - 50%.
Under the Plan, participants are eligible to receive one annual bonus, each in an amount equal to the participant's full 2014 on-target bonus for achievement of the two financial objectives described below. The actual bonus payment is the on-target bonus payment multiplied by a percentage (which may be more or less than 100% but shall not exceed 150%) that varies depending upon achievement of the financial objectives. Each of the financial objectives is given equal weight, except that no bonus shall be payable if we fail to achieve at least 90% of both financial objectives.
The financial objectives under the Plan are expressed in terms of the (i) annual goals contained in our financial plan for adjusted EBITDA, which is calculated by adding the amount of all stock-based compensation to the amount of earnings before interest, income taxes, depreciation and amortization reflected in our consolidated statements of operations; and (ii) annual goals contained in our financial plan for annual revenue, which is calculated by adding the amount of stock-based retailer incentive compensation to the amount of total operating revenues reflected in our consolidated statements of operations.
The financial targets under the Plan may be modified or adjusted for non-recurring or extraordinary items.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

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

Green Dot Corporation

Date:	February 28, 2014	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Steven W. Streit, John C. Ricci, and Grace T. Wang, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Steven W. Streit	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Name:	Steven W. Streit

By:	/s/ Grace T. Wang	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
Name:	Grace T. Wang

By:	/s/ Kenneth C. Aldrich	Director	February 28, 2014
Name:	Kenneth C. Aldrich

By:	/s/ Samuel Altman	Director	February 28, 2014
Name:	Samuel Altman

By:	/s/ Mary J. Dent	Director	February 28, 2014
Name:	Mary J. Dent

By:	/s/ Timothy R. Greenleaf	Director	February 28, 2014
Name:	Timothy R. Greenleaf

By:	/s/ Ross E. Kendell	Director	February 28, 2014
Name:	Ross E. Kendell

By:	/s/ Michael J. Moritz	Director	February 28, 2014
Name:	Michael J. Moritz

By:	/s/ William H. Ott, Jr.	Director	February 28, 2014
Name:	William H. Ott, Jr.

By:	/s/ George T. Shaheen	Director	February 28, 2014
Name:	George T. Shaheen

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Amended and Restated Bylaws of the Registrant.	S-1(A4)	June 29, 2010	3.04

3.3	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A4)	June 29, 2010	4.01

4.2	First Amendment to Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A7)	July 19, 2010	4.02

4.3	Second Amendment to Ninth Amended and Restated Registration Rights Agreement, dated as of December 8, 2011, by and among the Registrant and certain stockholders of the Registrant.	8-K	December 11, 2011	4.01

10.1	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	2010 Equity Incentive Plan and forms of notice of stock option grant, stock option award agreement, notice of restricted stock award, restricted stock agreement, notice of stock bonus award, stock bonus award agreement, notice of stock appreciation right award, stock appreciation right award agreement, notice of restricted stock unit award, restricted stock unit award agreement, notice of performance shares award and performance shares agreement.	S-1(A4)	June 29, 2010	10.03

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6†	Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, L.P. and GE Money Bank.	S-1(A6)	July 13, 2010	10.05

10.7†	First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, by and among the Registrant, Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Capital Retail Bank.	10-K	February 29, 2012	10.10

10.8†	Amendment To the Walmart MoneyCard Program Agreement, dated as of August 31, 2012, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and GE Capital Retail Bank.	10-Q	November 9, 2012	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.9	Agreement to Purchase Assets and Assume Liabilities from GE Retail Bank, dated as of June 7, 2013, by and between Green Dot Bank, the subsidiary bank of Green Dot Corporation, and GE Capital Retail Bank	8-K	June 10, 2013	10.01

10.10††	Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 14, 2013, by and among Green Dot Corporation and Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P. and GE Capital Retail Bank	10-Q	August 9, 2013	10.2

10.11††	Additional Product Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended, by and among Green Dot Corporation and Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., and GE Capital Retail Bank.	10-Q	February 28, 2014	10.3

10.12†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended.	S-1(A6)	July 13, 2010	10.06

10.13†	Agreement for Services, dated as of September 1, 2009, by and between the Registrant and Total System Services, Inc.	S-1(A6)	July 13, 2010	10.08

10.14†	Material Terms Amendment to Agreement for Services, dated as of January 19, 2012, by and between the Registrant and Total System Services, Inc.	10-K	February 29, 2012	10.14

10.15†	Second Material Terms Amendment to Agreement for Services, dated as of February 20, 2013, by and between the Registrant and Total System Services, Inc.	10-K (A1)	August 9, 2013	10.12

10.16†	Master Services Agreement, dated as of May 28, 2009, by and between the Registrant and Genpact International, Inc.	S-1(A6)	July 13, 2010	10.09

10.17	Amendment No. 1 to Master Services Agreement, dated as of November 3, 2010, by and between the Registrant and Genpact International, Inc.	10-K	February 28, 2011	10.11

10.18*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.19*	2013 Executive Officer Incentive Bonus Plan	10-Q	May 9, 2013	10.4

10.20*	2014 Executive Officer Incentive Bonus Plan				X

10.21	Warrant to purchase shares of common stock of the Registrant.	S-1(A6)	July 13, 2010	10.15

10.22	Amendment No.1 to Warrant to purchase shares of common stock of the Registrant.	10-K	February 29, 2012	10.24

10.23	Class A Common Stock Issuance Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A6)	July 13, 2010	10.17

10.24	Voting Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A4)	June 29, 2010	10.18

10.25*	Offer letter to Samuel Altman from the Registrant, dated March 5, 2012.	10-Q	May 9, 2013	10.2

10.26*	Retention Agreement, dated as of March 8, 2012, by and between the registrant and Samuel Altman.	10-Q	May 9, 2013	10.3

10.27*	Offer letter to Grace Wang from the Registrant, dated August 27, 2013.	10-Q	November 11, 2013	10.1

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

31.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.2	Certification of Grace T. Wang, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

32.2	Certification of Grace T. Wang, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document**				X

101.SCH	XBRL Taxonomy Extension Schema Document**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**				X
_____________

*	Indicates management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended ("Securities Act"), are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended ("Exchange Act"), and otherwise are not subject to liability under those sections. The Interactive Data File will be filed by amendment to this Form 10-K within 30 days of the filing date of this Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

†
Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 or Rule 24b-2 promulgated under the Securities Act or Rule 24b-2 promulgated under the Exchange Act.

††	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.