Form 10-Q
period 2014-03-31
GREEN DOT CORP
filed 2014-05-12
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 39,689,830 shares of Class A common stock, par value $.001 per share (which number does not include 5,368,000 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of April 30, 2014.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$747,649	$423,498
Federal funds sold	190	123
Investment securities available-for-sale, at fair value	103,011	116,159
Settlement assets	60,812	37,004
Accounts receivable, net	33,148	46,384
Prepaid expenses and other assets	30,134	27,332
Income tax receivable	6,936	15,573
Total current assets	981,880	666,073
Restricted cash	2,287	2,970
Investment securities, available-for-sale, at fair value	57,201	82,585
Accounts receivable, net	—	5,913
Loans to bank customers, net of allowance for loan losses of $435 and $464 as of March 31, 2014 and December 31, 2013, respectively	6,566	6,902
Prepaid expenses and other assets	2,114	1,081
Property and equipment, net	56,761	60,473
Deferred expenses	11,891	15,439
Net deferred tax assets	3,335	3,362
Goodwill and intangible assets	30,644	30,676
Total assets	$1,152,679	$875,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,654	$34,940
Deposits	526,349	219,580
Obligations to customers	78,313	65,449
Settlement obligations	2,437	4,839
Amounts due to card issuing banks for overdrawn accounts	170	49,930
Other accrued liabilities	42,349	35,878
Deferred revenue	18,363	24,517
Net deferred tax liabilities	3,716	3,716
Total current liabilities	697,351	438,849
Other accrued liabilities	28,951	34,076
Deferred revenue	275	300
Total liabilities	726,577	473,225
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of March 31, 2014 and December 31, 2013; 5 and 7 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	5	7
Class A common stock, $0.001 par value: 100,000 shares authorized as of March 31, 2014 and December 31, 2013; 39,387 and 37,729 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	39	38
Additional paid-in capital	207,763	199,251
Retained earnings	218,305	203,000
Accumulated other comprehensive loss	(10)	(47)
Total stockholders’ equity	426,102	402,249
Total liabilities and stockholders’ equity	$1,152,679	$875,474
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$68,167	$64,667
Cash transfer revenues	46,276	44,335
Interchange revenues	47,214	46,756
Stock-based retailer incentive compensation	(2,388)	(1,609)
Total operating revenues	159,269	154,149
Operating expenses:
Sales and marketing expenses	60,243	56,177
Compensation and benefits expenses	26,963	31,754
Processing expenses	22,079	21,999
Other general and administrative expenses	26,324	20,880
Total operating expenses	135,609	130,810
Operating income	23,660	23,339
Interest income	977	819
Interest expense	(16)	(17)
Income before income taxes	24,621	24,141
Income tax expense	9,316	8,555
Net income	15,305	15,586
Income attributable to preferred stock	(2,282)	(2,493)
Net income allocated to common stockholders	$13,023	$13,093

Basic earnings per common share:	$0.34	$0.36
Diluted earnings per common share:	$0.33	$0.35
Basic weighted-average common shares issued and outstanding:	37,462	35,047
Diluted weighted-average common shares issued and outstanding:	38,769	36,293
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$15,305	$15,586
Other comprehensive income
Unrealized holding (losses) gains, net of tax	37	(2)
Comprehensive income	$15,342	$15,584
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating activities
Net income	$15,305	15,586
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,664	6,354
Provision for uncollectible overdrawn accounts	8,490	15,470
Employee stock-based compensation	3,972	2,890
Stock-based retailer incentive compensation	2,388	1,609
Amortization of premium on available-for-sale investment securities	313	173
Realized (gains) losses on investment securities	(29)	6
Recovery for uncollectible trade receivables	(9)	(41)
Impairment of capitalized software	—	936
Deferred income tax expense	—	193
Excess tax benefits from exercise of options	(525)	(229)
Changes in operating assets and liabilities:
Accounts receivable, net	15,668	(26,529)
Prepaid expenses and other assets	(3,835)	6,225
Deferred expenses	3,548	2,726
Accounts payable and other accrued liabilities	(6,348)	(7,681)
Amounts due issuing bank for overdrawn accounts	(49,760)	3,452
Deferred revenue	(6,179)	(4,705)
Income tax receivable	9,166	8,067
Net cash (used in) provided by operating activities	(171)	24,502

Investing activities
Purchases of available-for-sale investment securities	(44,548)	(46,841)
Proceeds from maturities of available-for-sale securities	47,445	54,227
Proceeds from sales of available-for-sale securities	35,411	13,026
Decrease in restricted cash	683	—
Payments for acquisition of property and equipment	(10,512)	(8,886)
Net principal collections on loans	336	324
Net cash provided by investing activities	28,815	11,850

Financing activities
Proceeds from exercise of options	1,626	400
Excess tax benefits from exercise of options	525	229
Net increase in deposits	306,769	23,571
Net (decrease) increase in obligations to customers	(13,346)	16,017
Net cash provided by financing activities	295,574	40,217

Net increase in unrestricted cash, cash equivalents, and federal funds sold	324,218	76,569
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	423,621	296,591
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$747,839	$373,160

Cash paid for interest	16	30
Cash paid for income taxes	219	302
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
We market our products and services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by Green Dot Bank and third-party issuing banks including The Bancorp Bank, Sunrise Banks, N.A., and prior to February 2014, GE Capital Retail Bank, and prior to November 2012, Columbus Bank and Trust Company, a division of Synovus Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, such as Blackhawk Network and Incomm. We refer to participating retailers collectively as our “retail distributors.”
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2014. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of future results.
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted the standard in the first quarter of 2014. The adoption of this standard did not have a significant impact on our consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors which intends to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. This ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015. We will adopt this standard effective January 1, 2015. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2014
Corporate bonds	$57,223	$75	$(3)	$57,295
Commercial paper	34,460	8	(1)	34,467
Negotiable certificate of deposit	4,400	—	—	4,400
U.S. Treasury notes	8,695	9	(2)	8,702
Agency securities	9,998	3	—	10,001
Mortgage-backed securities	6,058	—	(108)	5,950
Municipal bonds	18,676	26	(29)	18,673
Asset-backed securities	20,717	19	(12)	20,724
Total investment securities	$160,227	$140	$(155)	$160,212

December 31, 2013
Corporate bonds	$70,965	$45	$(13)	$70,997
Commercial paper	49,307	15	(1)	49,321
Negotiable certificate of deposit	4,400	3	—	4,403
U.S. Treasury notes	14,265	14	(1)	14,278
Agency securities	14,946	13	—	14,959
Mortgage-backed securities	4,169	—	(168)	4,001
Municipal bonds	19,017	28	(14)	19,031
Asset-backed securities	21,750	9	(5)	21,754
Total investment securities	$198,819	$127	$(202)	$198,744
As of March 31, 2014 and December 31, 2013, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2014
Corporate bonds	$12,011	$(3)	$—	$—	$12,011	$(3)
Commercial paper	4,393	(1)	—	—	4,393	(1)
U.S. Treasury notes	5,000	(2)	—	—	5,000	(2)
Mortgage-backed securities	4,037	(108)	—	—	4,037	(108)
Municipal bonds	4,984	(29)	—	—	4,984	(29)
Asset-backed securities	5,966	(12)	—	—	$5,966	$(12)
Total investment securities	$36,391	$(155)	$—	$—	$36,391	$(155)

December 31, 2013
Corporate bonds	$24,104	$(13)	$—	$—	$24,104	$(13)
Commercial paper	4,490	(1)	—	—	4,490	(1)
US Treasury notes	5,212	(1)	—	—	5,212	(1)
Mortgage-backed securities	4,002	(168)	—	—	4,002	(168)
Municipal bonds	8,546	(14)	—	—	8,546	(14)
Asset-backed securities	11,797	(5)	—	—	11,797	(5)
Total investment securities	$58,151	$(202)	$—	$—	$58,151	$(202)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities (continued)
We did not record any other-than-temporary impairment losses during the three-month periods ended March 31, 2014 or 2013 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of March 31, 2014, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$101,496	$103,011
Due after one year through five years	30,298	30,356
Due after five years through ten years	343	343
Due after ten years	1,315	1,288
Mortgage and asset-backed securities	26,775	25,214
Total investment securities	$160,227	$160,212
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Overdrawn account balances due from cardholders	$12,049	$14,749
Reserve for uncollectible overdrawn accounts	(9,165)	(10,363)
Net overdrawn account balances due from cardholders	2,884	4,386

Trade receivables	3,499	4,302
Reserve for uncollectible trade receivables	(33)	(42)
Net trade receivables	3,466	4,260

Receivables due from card issuing banks	19,501	42,137
Other receivables	7,297	1,514
Accounts receivable, net	$33,148	$52,297
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$10,363	$15,677
Provision for uncollectible overdrawn accounts:
Fees	7,740	14,667
Purchase transactions	750	803
Charge-offs	(9,688)	(15,723)
Balance, end of period	$9,165	$15,424

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2014
Real estate	$—	$—	$—	$—	$3,220	$3,220
Commercial	—	—	—	—	1,346	1,346
Installment	—	—	—	—	2,435	2,435
Total loans	$—	$—	$—	$—	$7,001	$7,001

Percentage of outstanding	—%	—%	—%	—%	100.0%	100.0%

December 31, 2013
Real estate	$—	$—	$11	$11	$3,372	$3,383
Commercial	—	—	—	—	1,474	1,474
Installment	—	—	3	3	2,506	2,509
Total loans	$—	$—	$14	$14	$7,352	$7,366

Percentage of outstanding	—%	—%	0.2%	0.2%	99.8%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans, other than purchased credit impaired, or PCI loans. See Note 2–Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	March 31, 2014	December 31, 2013
	(In thousands)
Real estate	$55	$117
Commercial	75	106
Installment	179	250
Total loans	$309	$473
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2014		December 31, 2013
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$2,945	$275	$3,003	$380
Commercial	1,261	85	1,323	151
Installment	2,138	297	2,058	451
Total loans	$6,344	$657	$6,384	$982

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified in TDRs as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$101	$55	$194	$117
Commercial	318	75	344	106
Installment	397	179	500	250
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$464	$475
Provision for loans	—	—
Loans charged off	(33)	(25)
Recoveries of loans previously charged off	4	—
Balance, end of period	$435	$450
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
The following table summarizes stock options and restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Stock options granted	53	217
Weighted-average exercise price	$24.01	$13.18
Weighted-average grant-date fair value	$10.35	$5.68

Restricted stock units granted	100	—
Weighted-average grant-date fair value	$20.53	$—

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Employee Stock-Based Compensation (continued)
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.9%	1.0%
Expected term (life) of options (in years)	6.08	6.08
Expected dividends	—	—
Expected volatility	49.0%	44.0%
The total stock-based compensation expense recognized was $4.0 million and $2.9 million for the three-month periods ended March 31, 2014 and 2013, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.
Note 7—Deposits
In February 2014, we completed the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank. The total funds transferred to Green Dot Bank were approximately $260.0 million and are now classified as deposits on our consolidated balance sheet and are included as "GPR deposits" within non-interest bearing deposit accounts below. In conjunction with this transition, we made a payment of approximately $50.0 million to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances, which, as of December 31, 2013, was included in our consolidated balance sheet as "amounts due to card issuing banks for overdrawn accounts."
Deposits were categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$496,644	$204,171
Other demand deposits	14,185	—
Total non-interest bearing deposit accounts	510,829	204,171
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,383	1,401
Savings	6,588	6,410
Time deposits, denominations greater than or equal to $100	5,488	5,310
Time deposits, denominations less than $100	2,061	2,288
Total interest-bearing deposit accounts	15,520	15,409
Total deposits	$526,349	$219,580
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2014
(In thousands)
Due in 2014	$2,790
Due in 2015	2,534
Due in 2016	1,129
Due in 2017	746
Due in 2018	46
Thereafter	304
Total time deposits	$7,549

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Income Taxes
Income tax expense for the three-month periods ended March 31, 2014 and 2013 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.9
General business credits	(1.5)	(3.4)
Employee stock-based compensation	1.4	1.8
Other	1.1	0.1
Effective tax rate	37.8%	35.4%
The effective tax rate for the three months ended March 31, 2014 and 2013 differs from the expected statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, non-deductible employee stock based compensation and general business credits. The increase in the effective tax rates for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily attributable to the expiration of general business credits on December 31, 2013. Additionally, we recognized a discrete benefit in the three months ended March 31, 2013 related to the reinstatement of 2012 general business credits.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax return for the year ended July 31, 2008 has been examined by the IRS, and there were no material changes in our tax liabilities for that year. Our consolidated federal income tax returns for the year ended July 31, 2009, the five-months ended December 31, 2009 and the years ended December 31, 2010 and 2011 are currently under examination by the IRS. We remain subject to examination of our federal income tax return for the year ended December 31, 2012. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of March 31, 2014, we have net operating loss carryforwards of approximately $29.7 million and $28.4 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2025 and 2031. In addition, we have state business tax credits of approximately $1.2 million that will expire between 2028 and 2033 and other state business tax credits of approximately $1.1 million that can be carried forward indefinitely. Certain limitations may be placed on net operating loss carryforwards as a result of changes in control as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the operating loss carryforwards.
As of March 31, 2014 and 2013, we had a liability of $4.4 million and $2.3 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$3,724	$1,481
Increases related to positions taken during prior years	—	500
Increases related to positions taken during the current year	676	316
Ending balance	$4,400	$2,297

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$4,400	$2,297
We recognized accrued interest and penalties related to unrecognized tax benefits for the three months ended March 31, 2014 and 2013, of approximately $338,000 and $0, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Stockholders’ Equity
Non-Employee Stock-Based Payments
On March 3, 2009, we entered into a sales and marketing agreement with a third party that contained a contingent warrant feature. The warrant provided the third party with an option to purchase 3,426,765 shares of our common stock at a per share price of $23.70 if certain sales volume or revenue targets were achieved. A further 856,691 shares could have become eligible for purchase under the warrant had either of these targets been achieved and additional specified marketing and promotional activities had taken place.
The warrant expired on March 3, 2014 as the third-party did not achieve the specified volume or revenue targets.
Convertible Preferred Stock
During the three months ended March 31, 2013, 1,491 shares of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock converted into 1,491,000 shares of Class A Common Stock.
Note 10—Earnings per Common Share
In August 2013, the issued and outstanding shares of our Class B Common Stock declined to less than 10% of the aggregate number of issued and outstanding shares of our Class A Common Stock and Class B Common Stock. Pursuant to the terms of Article V of our Certificate of Incorporation, the issued and outstanding shares of our Class B common stock automatically converted into shares of our Class A common stock. Following this automatic conversion, there is now only a single class of our common stock outstanding. For the three months ended March 31, 2013, we grouped the components of Class B common stock basic earnings per common share, or EPS, and diluted EPS with Class A common stock, as if they were one class, to conform to the current period presentation. This regrouping did not impact EPS previously reported in this period.
The calculation of basic and diluted EPS was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$15,305	$15,586
Income attributable to preferred stock	(2,282)	(2,493)
Income attributable to common stock subject to repurchase	(187)	(358)
Net income allocated to Class A common stockholders	$12,836	$12,735
Weighted-average Class A shares issued and outstanding	37,462	35,047
Basic earnings per Class A common share	$0.34	$0.36

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$12,836	$12,735
Re-allocated earnings	70	79
Diluted net income allocated to Class A common stockholders	12,906	12,814
Weighted-average Class A shares issued and outstanding	37,462	35,047
Dilutive potential common shares:
Stock options	1,059	1,094
Restricted stock units	233	119
Employee stock purchase plan	15	33
Diluted weighted-average Class A shares issued and outstanding	38,769	36,293
Diluted earnings per Class A common share	$0.33	$0.35
As of March 31, 2014, 478,482 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three-month periods ended March 31, 2014 and March 31, 2013.
We excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class A common stock, as the related performance conditions had not been satisfied by the warrant's expiration date.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Earnings per Common Share (continued)
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Class A common stock
Options to purchase Class A common stock	486	2,275
Restricted stock units	17	41
Conversion of convertible preferred stock	6,660	6,859
Total options, restricted stock units and convertible preferred stock	7,163	9,175
Note 11—Fair Value Measurements
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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of March 31, 2014 and December 31, 2013, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2014	(In thousands)
Corporate bonds	$—	$57,295	$—	$57,295
Commercial paper	—	34,467	—	34,467
Negotiable certificate of deposit	—	4,400	—	4,400
U.S. Treasury notes	—	8,702	—	8,702
Agency securities	—	10,001	—	10,001
Mortgage-backed securities	—	5,950	—	5,950
Municipal bonds	—	18,673	—	18,673
Asset-backed securities	—	20,724	—	20,724
Total	$—	$160,212	$—	$160,212

December 31, 2013
Corporate bonds	$—	$70,997	$—	$70,997
Commercial paper	—	49,321	—	49,321
Negotiable certificate of deposit	—	4,403	—	4,403
U.S. Treasury notes	—	14,278	—	14,278
Agency securities	—	14,959	—	14,959
Mortgage-backed securities	—	4,001	—	4,001
Municipal bonds	—	19,031	—	19,031
Asset-backed securities	—	21,754	—	21,754
Total	$—	$198,744	$—	$198,744

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Fair Value Measurements (continued)
We based the fair value of our fixed income securities held as of March 31, 2014 and December 31, 2013 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2014 or 2013.
Note 12—Fair Value of Financial Instruments
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2013. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2014 and December 31, 2013 are presented in the table below.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,566	$5,552	$6,902	$5,926

Financial Liabilities
Deposits	$526,349	$526,286	$219,580	$219,534
Note 13—Commitments and Contingencies
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Commitments and Contingencies (continued)
In the ordinary course of business, we are a party to various legal proceedings. We review these actions on an ongoing basis to determine whether it is probable that a loss has occurred and use that information when making accrual and disclosure decisions. We have not established reserves or possible ranges of losses related to these proceedings because, at this time in the proceedings, the matters do not relate to a probable loss and/or the amounts are not reasonably estimable.
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
Note 14—Significant Customer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended March 31,
	2014	2013
Walmart	61%	67%
Three other largest retail distributors, as a group	22%	21%
Excluding stock-based retailer incentive compensation of $2.4 million and $1.6 million for the three-month periods ended March 31, 2014 and 2013, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended March 31,
	2014	2013
Walmart	61%	67%
Three other largest retail distributors, as a group	21%	21%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended March 31,
	2014	2013
Concentration of GPR cards activated (in units)	75%	85%
Concentration of sales of cash transfer products (in units)	82%	88%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Significant Customer Concentration (continued)
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	March 31, 2014	December 31, 2013
Walmart	48%	34%
Three other largest retail distributors, as a group	23%	39%
At December 31, 2013, the customer funds underlying the Walmart co-branded GPR cards were held by GE Capital Retail Bank. These funds were held in trust for the benefit of the customers, and we had no legal rights to the customer funds. Additionally, we had receivables due from GE Capital Retail Bank that were included in accounts receivable, net, on our consolidated balance sheets.

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
Financial Results and Trends
Total operating revenues for the three months ended March 31, 2014 were $159.3 million, compared to $154.1 million for the three months ended March 31, 2013. Total operating revenues were favorably impacted by increases in card revenues and other fees, cash transfer revenues and interchange revenues and negatively impacted by slightly higher stock-based retailer incentive compensation. Card revenues and other fees increased primarily due to $5.6 million of additional fee revenue from the removal of courtesy fee waivers on certain accounts and an increase in new card fees, partially offset by a decline in our gift card program. Cash transfer and interchange revenues increased primarily due to period-over-period growth in the number of cash transfers and purchase volume, respectively, which are described below.
Total operating expenses for the three-month periods ended March 31, 2014 were $135.6 million, compared to $130.8 million for the three months ended March 31, 2013. Total operating expenses were adversely impacted by increases in other general and administrative expenses and sales and marketing expenses partially offset by reductions in compensation and benefits expenses. Other general and administrative expenses increased primarily due to increases in transaction losses and depreciation and amortization of property and equipment. Sales and marketing expenses increased primarily due to period-over-period growth in the number of cash transfers sold and an increase in the sales commission rate we pay to Walmart for the MoneyCard program, which increased in May 2013 by approximately four percentage points over the previous year. Compensation and benefits expenses decreased primarily due to a decline in retention-based incentives associated with our acquisition of Loopt, an increase to our overall capitalization rate associated with internally-developed software and a decrease in third-party contractor expenses.
Income tax expense for the three months ended March 31, 2014 was $9.3 million, compared to $8.6 million for the three months ended March 31, 2013. Income tax expense increased primarily as a result of an increase in our effective tax rate, driven primarily by the expiration of federal business credits on December 31, 2013.
As previously announced, we expanded our distribution channels by more than 27,000 new retail locations and expanded our product offerings at Walmart stores in the fourth quarter of 2013. Consequently, we expect to incur additional sales and marketing expenses during the second quarter of 2014 and to a lesser extent the second half of 2014 related to these initiatives as we recognize the cost of manufacturing and distributing new card packages over the related sales period, the cost of merchandising those new card packages, and the cost of personalized GPR cards, w hen activated, over the average card lifetime, as defined within our Annual Report on Form 10-K for the year ended December 31, 2013 under "Critical Accounting Policies and Estimates." We also plan to support our new products and partnerships through a mix of strategic marketing campaigns. It follows that we expect our sales and marketing expenses to increase on a year-over-year basis in absolute dollars.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of MoneyPak and POS swipe reload transactions that we sell through our retail distributors in a specified period. We sold 11.67 million and 11.25 million MoneyPak and POS swipe reload transactions in the three months ended March 31, 2014 and 2013, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.72 million and 4.49 million active cards outstanding as of March 31, 2014 and 2013, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $5.3 billion and $5.1 billion for the three months ended March 31, 2014 and 2013, respectively. We review this metric in conjunction with purchase volume and give greater weight to our purchase volume when assessing our operating performance because we believe it is a better indicator of interchange revenue performance.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.9 billion and $3.6 billion for the three months ended March 31, 2014 and 2013, respectively.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2014.

Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three Months Ended March 31, 2014 and 2013
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$68,167	42.8%	$64,667	42.0%
Cash transfer revenues	46,276	29.1	44,335	28.8
Interchange revenues	47,214	29.6	46,756	30.3
Stock-based retailer incentive compensation	(2,388)	(1.5)	(1,609)	(1.0)
Total operating revenues	$159,269	100.0%	$154,149	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $68.2 million for the three months ended March 31, 2014, an increase of $3.5 million, or 5%, from the comparable period in 2013. The increase was primarily the result of $5.6 million of additional fee revenue from the removal of courtesy fee waivers on certain accounts and an increase in new card fee revenues, driven by period-over-period growth in new cards activated. These increases were partially offset by a decline in our gift card program. Although we expect additional fee revenue in future periods from the removal of courtesy fee waivers, we do not expect to benefit from the same level of fee revenue in future periods as we did during the first quarter of 2014.
Cash Transfer Revenues — Cash transfer revenues totaled $46.3 million for the three months ended March 31, 2014, an increase of $2.0 million, or 5%, from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 4% in the number of cash transfers sold. The increase in cash transfer volume was driven primarily by growth in cash transfer volume from third-party programs participating in our network. The proportion of total cash transfer revenues represented by third party programs increased by approximately four percentage points as compared to the comparable period in 2013.
Interchange Revenues — Interchange revenues totaled $47.2 million for the three months ended March 31, 2014, an increase of $0.4 million, or 1%, from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 8% in purchase volume, partially offset by a decline in the effective interchange rate we earn on purchase volume. This rate decline was the result of a shift in the mix of payment networks and payment types.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $2.4 million for the three months ended March 31, 2014, an increase of 0.8 million, or 50%, from the comparable period in 2013. Our right to repurchase lapsed as to 441,720 shares issued to Walmart during the three months ended March 31, 2014. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock. The increase was the result of a higher average stock price in the three months ended March 31, 2014 compared with the corresponding period in 2013.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$60,243	37.8%	$56,177	36.4%
Compensation and benefits expenses	26,963	16.9	31,754	20.6
Processing expenses	22,079	13.9	21,999	14.3
Other general and administrative expenses	26,324	16.5	20,880	13.5
Total operating expenses	$135,609	85.1%	$130,810	84.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $60.2 million for the three months ended March 31, 2014, an increase of $4.0 million, or 7% from the comparable period in 2013. This increase was primarily the result of an increase in the sales commissions, driven by period-over-period growth of 4% in the number of cash transfers sold and an increase in the sales commission rate we pay to Walmart for the MoneyCard program, which increased in May 2013 by approximately four percentage points. The increase was partially offset by declines in cost of manufacturing and distributing card packages and advertising and marketing expenses. In 2014, we expect to incur additional sales and marketing expenses, as discussed above under "Financial Results and Trends."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $27.0 million for the three months ended March 31, 2014, a decrease of $4.8 million or 15% from the comparable period in 2013. This decrease was primarily the result of a $2.6 million decline in employee compensation and benefits, including a reduction of retention-based-incentives associated with our acquisition of Loopt and an increase to our overall capitalization rate associated with internally-developed software. Compensation and benefits expense also decreased due to a $1.9 million reduction in third-party contractor expenses.
Processing Expenses — Processing expenses totaled $22.1 million for the three months ended March 31, 2014, an increase of $0.1 million or 0% from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 8% in purchase volume. These increases were offset by a reduction in third-party issuing bank fees as we transitioned our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014. While we expect processing expenses to be favorably impacted by the February 2014 transition of our card issuing program with GE capital Retail Bank to Green Dot Bank, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues in 2014 or in future years because these expenses are subject to a variety of factors, many of which are outside our control.
Other General and Administrative Expenses — Other general and administrative expenses totaled $26.3 million for the three months ended March 31, 2014, an increase of $5.4 million or 26%, from the comparable period in 2013. This increase was primarily the result of a $5.8 million increase in transaction losses, primarily associated with customer disputed transactions, and a $1.3 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new product launches and improve our core infrastructure. These increases were partially offset by a $0.9 million reduction in write-offs of internally-developed software.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.9
General business credits	(1.5)	(3.4)
Employee stock-based compensation	1.4	1.8
Other	1.1	0.1
Effective tax rate	37.8%	35.4%

Our income tax expense increased by $0.8 million to $9.3 million in the three months ended March 31, 2014 from the comparable period in 2013 due to an increase in our effective tax rate by 2.4 percentage points from 35.4% to 37.8%, primarily driven by the expiration of certain federal business credits on December 31, 2013. Additionally, we recognized a discrete benefit in the first quarter of 2013 related to the reinstatement of 2012 general business credits.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Total cash provided by (used in)
Operating activities	$(171)	$24,502
Investing activities	28,815	11,850
Financing activities	295,574	40,217
Increase in unrestricted cash and cash equivalents	$324,218	$76,569
In the three months ended March 31, 2014 and 2013 we financed our operations primarily through our cash flows from operations. At March 31, 2014, our primary source of liquidity was unrestricted cash and cash equivalents totaling $747.6 million. We also consider our $160.2 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $0.2 million of net cash used in operating activities in the three months ended March 31, 2014 was primarily the result of a $49.8 million payment to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances, offset by $15.3 million of net income, adjusted for certain non-cash operating expenses of $14.3 million and a decrease in accounts receivable of $24.2 million. Our $24.5 million of net cash provided by operating activities in the three months ended March 31, 2013 principally resulted from $15.6 million of net income, adjusted for certain non-cash operating expenses of $12.1 million.
Cash Flows from Investing Activities
Our $28.8 million of net cash provided by investing activities in the three months ended March 31, 2014 reflects sales and maturities of available-for-sale investment securities, net of purchases, of $38.3 million, partially offset by payments for acquisition of property and equipment of purchases of $10.5 million. Our $11.9 million of net cash provided by investing activities in the three months ended March 31, 2013 reflects sales and maturities of available-for-sale investment securities, net of purchases, of $20.4 million and payments for acquisition of property and equipment of $8.9 million.
Cash Flows from Financing Activities
Our $295.6 million of net cash provided by financing activities in the three months ended March 31, 2014 was primarily the result of a $306.8 million increase in customer deposits, partially offset by a decrease in obligations to customers of $13.3 million. The increase in customer deposits is primarily a result of the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank. Our $40.2 million of net cash provided by financing activities in the three months ended March 31, 2013 was primarily the result of increases in customer deposits and obligations to customers of $23.6 million and $16.0 million, respectively.

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
Additionally, we anticipate making ongoing cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at or above levels we have agreed to with our regulators. For example, in connection with the transition of our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014, we contributed approximately $50 million in capital to Green Dot Bank and we settled our liability associated with overdrawn cardholder account balances Additionally, our investment securities may act as short-term collateral to Green Dot Bank to satisfy any requirements associated with its legal lending limit.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
During the three-month periods ended March 31, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Capital Requirements for Bank Holding Companies
As of March 31, 2014 and December 31, 2013, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since March 31, 2014 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
March 31, 2014
Tier 1 leverage	$394,357	40.1%	$49,159	5.0%
Tier 1 capital	394,357	93.4	25,344	6.0
Total risk-based capital	394,357	93.4	42,241	10.0

December 31, 2013
Tier 1 leverage	$370,476	45.8%	$40,418	5.0%
Tier 1 risk-based capital	370,476	100.8	22,057	6.0
Total risk-based capital	370,476	100.8	36,762	10.0
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1. Legal Proceedings
None.
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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 61% and 22%, respectively, in the three months ended March 31, 2014. We do not expect the percentage of our 2014 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the three months ended March 31, 2014, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Revenues from our retail distributors depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of consumer products, including competing prepaid cards, for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores; they could give higher priority to the products and services of other companies for a variety of reasons, and this risk is expected to become greater as we enter an environment in which our competitors are bringing to market at the stores of our retail distributors products and services that are, or that may be perceived to be, substantially similar to or better than ours. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our cards and cash transfer products. Our operating revenues may also be negatively affected by our retail distributors’ operational decisions. For example, as retail distributors introduce and promote competing products at their store locations, as Walmart, Walgreens and CVS began to do in 2012, the growth of our product sales may decline at those stores. Similarly, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline. Even if our retail distributors actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. We expect competition to intensify as existing competitors and new market entrants are bringing to market products and services that are substantially similar to ours or that may be perceived to be better than ours. For example, Walmart, Walgreens and CVS have been selling competitive products at their store locations for the past several years. Competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

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
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or cardholder information. These activities often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, operating results and financial condition. Furthermore, we have accelerated the implementation of risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2014, interchange revenues represented 29.9% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While we believe the interchange rates that may be earned by us and our subsidiary bank are exempt from the limitations imposed by the Dodd-Frank Act, there can be no assurance that future regulation or changes by the payment networks will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
Recent and proposed changes to U.S. patent laws and rules may also affect our ability to protect and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act transitions the manner in which patents are issued and changes the way in which issued patents are challenged. The long-term impact of these changes are unknown, but this law could cause a certain degree of uncertainty surrounding the enforcement and defense of our issued patents, as well as greater costs concerning new and existing patent applications.
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
Maintenance fee assessments accounted for approximately 91% of aggregate overdrawn account balances in the three months ended March 31, 2014, as compared to approximately 95% in the three months ended March 31, 2013.

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
We consider overdrawn account balances to be our receivables due from cardholders. We maintain reserves to cover the risk that we may not recover these receivables due from our cardholders, but our exposure may increase above these reserves for a variety of reasons, including our failure to predict the actual recovery rate accurately. To the extent we incur losses from overdrafts above our reserves or we determine that it is necessary to increase our reserves substantially, our business, results of operations and financial condition could be materially and adversely affected.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the card issuing bank from the sales of our products and services, we are liable for any amounts owed to the card issuing bank. As of March 31, 2014, we had assets subject to settlement risk of $60.8 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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

Green Dot Corporation

Date:	May 9, 2014	By:	/s/ Grace T. Wang
		Name:	Grace T. Wang
		Title:	Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
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