Form 10-Q
period 2014-06-30
GREEN DOT CORP
filed 2014-08-11
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 40,119,261 shares of Class A common stock, par value $.001 per share (which number does not include 5,368,986 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of July 31, 2014.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$679,519	$423,498
Federal funds sold	492	123
Restricted cash	3,841	—
Investment securities available-for-sale, at fair value	92,158	116,159
Settlement assets	63,863	37,004
Accounts receivable, net	33,488	46,384
Prepaid expenses and other assets	24,366	27,332
Income tax receivable	1,617	15,573
Total current assets	899,344	666,073
Restricted cash	2,287	2,970
Investment securities, available-for-sale, at fair value	78,237	82,585
Accounts receivable, net	74	5,913
Loans to bank customers, net of allowance for loan losses of $414 and $464 as of June 30, 2014 and December 31, 2013, respectively	6,680	6,902
Prepaid expenses and other assets	2,434	1,081
Property and equipment, net	61,339	60,473
Deferred expenses	9,067	15,439
Net deferred tax assets	3,304	3,362
Goodwill and intangible assets	51,055	30,676
Total assets	$1,113,821	$875,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,902	$34,940
Deposits	459,594	219,580
Obligations to customers	79,391	65,449
Settlement obligations	4,063	4,839
Amounts due to card issuing banks for overdrawn accounts	539	49,930
Other accrued liabilities	48,334	35,878
Deferred revenue	14,173	24,517
Net deferred tax liabilities	3,716	3,716
Total current liabilities	629,712	438,849
Other accrued liabilities	31,865	34,076
Deferred revenue	250	300
Total liabilities	661,827	473,225
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of June 30, 2014 and December 31, 2013; 5 and 7 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	5	7
Class A common stock, $0.001 par value: 100,000 shares authorized as of June 30, 2014 and December 31, 2013; 40,053 and 37,729 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	40	38
Additional paid-in capital	219,258	199,251
Retained earnings	232,648	203,000
Accumulated other comprehensive income (loss)	43	(47)
Total stockholders’ equity	451,994	402,249
Total liabilities and stockholders’ equity	$1,113,821	$875,474
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$60,892	$55,029	$129,059	$119,697
Cash transfer revenues	45,491	45,633	91,767	89,968
Interchange revenues	42,655	41,913	89,869	88,669
Stock-based retailer incentive compensation	(2,022)	(1,967)	(4,410)	(3,576)
Total operating revenues	147,016	140,608	306,285	294,758
Operating expenses:
Sales and marketing expenses	57,200	51,680	117,443	107,857
Compensation and benefits expenses	30,215	31,200	57,178	62,954
Processing expenses	17,285	19,948	39,364	41,947
Other general and administrative expenses	20,584	20,425	46,908	41,305
Total operating expenses	125,284	123,253	260,893	254,063
Operating income	21,732	17,355	45,392	40,695
Interest income	1,039	855	2,016	1,674
Interest expense	(29)	(16)	(45)	(33)
Income before income taxes	22,742	18,194	47,363	42,336
Income tax expense	8,399	6,890	17,715	15,445
Net income	14,343	11,304	29,648	26,891
Income attributable to preferred stock	(1,703)	(1,798)	(3,966)	(4,289)
Net income allocated to common stockholders	$12,640	$9,506	$25,682	$22,602

Basic earnings per common share:	$0.32	$0.26	$0.66	$0.63
Diluted earnings per common share:	$0.31	$0.25	$0.64	$0.61
Basic weighted-average common shares issued and outstanding:	39,394	35,380	38,433	35,214
Diluted weighted-average common shares issued and outstanding:	40,052	36,686	39,466	36,458
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$14,343	$11,304	$29,648	$26,891
Other comprehensive income
Unrealized holding gains (losses), net of tax	53	(137)	90	(139)
Comprehensive income	$14,396	$11,167	$29,738	$26,752
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$29,648	$26,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,557	13,003
Provision for uncollectible overdrawn accounts	16,059	28,555
Employee stock-based compensation	8,686	6,509
Stock-based retailer incentive compensation	4,410	3,576
Amortization of premium on available-for-sale investment securities	538	277
Realized gains on investment securities	(29)	(11)
Recovery for uncollectible trade receivables	(20)	1
Impairment of capitalized software	—	1,156
Deferred income tax expense	—	189
Excess tax benefits from exercise of options	(3,563)	(847)
Changes in operating assets and liabilities:
Accounts receivable, net	3,458	(29,331)
Prepaid expenses and other assets	1,983	17,042
Deferred expenses	6,372	4,788
Accounts payable and other accrued liabilities	(16,328)	2,203
Amounts due to card issuing banks for overdrawn accounts	(49,391)	1,415
Deferred revenue	(10,394)	(2,733)
Income tax receivable	17,523	14,437
Net cash provided by operating activities	24,509	87,120

Investing activities
Purchases of available-for-sale investment securities	(93,388)	(110,112)
Proceeds from maturities of available-for-sale securities	83,263	82,062
Proceeds from sales of available-for-sale securities	38,109	38,879
Increase in restricted cash	(601)	(3)
Payments for acquisition of property and equipment	(14,096)	(17,013)
Net principal collections on loans	222	326
Acquisition, net of cash acquired	(14,860)	—
Net cash used in investing activities	(1,351)	(5,861)

Financing activities
Proceeds from exercise of options	3,348	2,420
Excess tax benefits from exercise of options	3,563	847
Net increase in deposits	240,014	2,908
Net (decrease) increase in obligations to customers	(13,693)	23,004
Net cash provided by financing activities	233,232	29,179

Net increase in unrestricted cash, cash equivalents, and federal funds sold	256,390	110,438
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	423,621	296,591
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$680,011	$407,029

Cash paid for interest	$46	$34
Cash paid for income taxes	$219	$818
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries) is a bank holding company with a mission to reinvent personal banking for the masses. Our prepaid products and services are available in more than 90,000 retail stores nationwide and online at Greendot.com. Our products include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; our MoneyPak and swipe reload proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and GoBank, an innovative checking account developed for use via mobile phones. GoBank is available online at GoBank.com and via the Apple App Store and Google Play. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
We market our products and services to banked, underbanked and unbanked consumers in the United States using distribution channels other than traditional bank branches, such as third-party retailer locations nationwide and the Internet. Our prepaid debit cards are issued by our wholly-owned subsidiary, Green Dot Bank and third-party issuing banks including The Bancorp Bank, Sunrise Banks, N.A., and prior to February 2014, GE Capital Retail Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, such as Blackhawk Network and Incomm. We refer to participating retailers collectively as our “retail distributors.”
We completed a business acquisition during the six months ended June 30, 2014 which was not material to our consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $14.9 million. Of the total consideration transferred, we allocated $3.3 million to goodwill and $17.4 million to acquired intangible assets. The intangible assets acquired will be amortized over their estimated useful lives of approximately 10 years.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the six months ended June 30, 2014. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the six months ended June 30, 2014 are not necessarily indicative of future results.
Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (ASU 2014-04), which intends to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. We will adopt this standard effective January 1, 2015. Our adoption of ASU 2014-14 is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2014
Corporate bonds	$48,166	$60	$—	$48,226
Commercial paper	28,625	8	—	28,633
Negotiable certificate of deposit	4,400	1	—	4,401
U.S. Treasury notes	8,696	13	—	8,709
Agency securities	9,998	8	—	10,006
Mortgage-backed securities	32,061	39	(105)	31,995
Municipal bonds	12,804	24	(1)	12,827
Asset-backed securities	25,576	22	—	25,598
Total investment securities	$170,326	$175	$(106)	$170,395

December 31, 2013
Corporate bonds	$70,965	$45	$(13)	$70,997
Commercial paper	49,307	15	(1)	49,321
Negotiable certificate of deposit	4,400	3	—	4,403
U.S. Treasury notes	14,265	14	(1)	14,278
Agency securities	14,946	13	—	14,959
Mortgage-backed securities	4,169	—	(168)	4,001
Municipal bonds	19,017	28	(14)	19,031
Asset-backed securities	21,750	9	(5)	21,754
Total investment securities	$198,819	$127	$(202)	$198,744

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities (continued)
As of June 30, 2014 and December 31, 2013, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2014
Corporate bonds	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
U.S. Treasury notes	—	—	—	—	—	—
Mortgage-backed securities	7,059	(41)	1,550	(64)	8,609	(105)
Municipal bonds	4,483	(1)	—	—	4,483	(1)
Asset-backed securities	—	—	—	—	$—	$—
Total investment securities	$11,542	$(42)	$1,550	$(64)	$13,092	$(106)

December 31, 2013
Corporate bonds	$24,104	$(13)	$—	$—	$24,104	$(13)
Commercial paper	4,490	(1)	—	—	4,490	(1)
U.S. Treasury notes	5,212	(1)	—	—	5,212	(1)
Mortgage-backed securities	4,002	(168)	—	—	4,002	(168)
Municipal bonds	8,546	(14)	—	—	8,546	(14)
Asset-backed securities	11,797	(5)	—	—	11,797	(5)
Total investment securities	$58,151	$(202)	$—	$—	$58,151	$(202)
We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2014 or 2013 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of June 30, 2014, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$92,096	$92,158
Due after one year through five years	23,778	23,828
Due after five years through ten years	342	345
Due after ten years	—	—
Mortgage and asset-backed securities	54,110	54,064
Total investment securities	$170,326	$170,395
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Overdrawn account balances due from cardholders	$12,064	$14,749
Reserve for uncollectible overdrawn accounts	(8,555)	(10,363)
Net overdrawn account balances due from cardholders	3,509	4,386

Trade receivables	11,001	4,302
Reserve for uncollectible trade receivables	(22)	(42)
Net trade receivables	10,979	4,260

Receivables due from card issuing banks	18,044	42,137
Other receivables	1,030	1,514
Accounts receivable, net	$33,562	$52,297
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of period	$9,165	$15,424	$10,363	$15,677
Provision for uncollectible overdrawn accounts:
Fees	6,663	12,489	14,403	27,156
Purchase transactions	906	596	1,656	1,399
Charge-offs	(8,179)	(15,260)	(17,867)	(30,983)
Balance, end of period	$8,555	$13,249	$8,555	$13,249
Note 5—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2014
Real estate	$—	$—	$—	$—	$3,262	$3,262
Commercial	—	—	—	—	1,049	1,049
Installment	5	—	—	5	2,778	2,783
Total loans	$5	$—	$—	$5	$7,089	$7,094

Percentage of outstanding	0.1%	—%	—%	0.1%	99.9%	100.0%

December 31, 2013
Real estate	$—	$—	$11	$11	$3,372	$3,383
Commercial	—	—	—	—	1,474	1,474
Installment	—	—	3	3	2,506	2,509
Total loans	$—	$—	$14	$14	$7,352	$7,366

Percentage of outstanding	—%	—%	0.2%	0.2%	99.8%	100.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans, other than purchased credit impaired, or PCI loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2013 for further information on the criteria for classification as nonperforming.

	June 30, 2014	December 31, 2013
	(In thousands)
Real estate	$15	$117
Commercial	68	106
Installment	253	250
Total loans	$336	$473
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	June 30, 2014		December 31, 2013
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$3,100	$162	$3,003	$380
Commercial	982	67	1,323	151
Installment	2,263	520	2,058	451
Total loans	$6,345	$749	$6,384	$982
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified in TDRs as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$100	$15	$194	$117
Commercial	317	68	344	106
Installment	388	253	500	250

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of period	$435	$450	$464	$475
Provision for loans	—	—	—	10
Loans charged off	(27)	—	(60)	(35)
Recoveries of loans previously charged off	6	10	10	10
Balance, end of period	$414	$460	$414	$460
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
The following table summarizes stock options and restricted stock units granted under our 2010 Equity Incentive Plan:

	Six Months Ended June 30,
	2014	2013
	(In thousands, except per share data)
Stock options granted	106	1,588
Weighted-average exercise price	$20.92	$16.57
Weighted-average grant-date fair value	$9.52	$5.55

Restricted stock units granted	452	497
Weighted-average grant-date fair value	$19.09	$16.55
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.8%	0.9%
Expected term (life) of options (in years)	5.79	5.49
Expected dividends	—	—
Expected volatility	47.3%	43.7%
The total stock-based compensation expense recognized was $4.7 million and $8.7 million for the three and six months ended June 30, 2014, respectively, and $3.6 million and $6.5 million for the three and six months ended June 30, 2013, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.
Note 7—Deposits
In February 2014, we completed the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank. The total funds transferred to Green Dot Bank were approximately $260 million and are now classified as deposits on our consolidated balance sheet and are included as "GPR deposits" within non-interest bearing deposit accounts below. In conjunction with this transition, we made a payment of approximately $50 million to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances, which, as of December 31, 2013, was included in our consolidated balance sheet as "amounts due to card issuing banks for overdrawn accounts."

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Deposits (continued)
Deposits were categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$427,624	$204,171
Other demand deposits	15,949	—
Total non-interest bearing deposit accounts	443,573	204,171
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,324	1,401
Savings	6,984	6,410
Time deposits, denominations greater than or equal to $100	5,749	5,310
Time deposits, denominations less than $100	1,964	2,288
Total interest-bearing deposit accounts	16,021	15,409
Total deposits	$459,594	$219,580
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2014
(In thousands)
Due in 2014	$1,826
Due in 2015	3,360
Due in 2016	1,177
Due in 2017	748
Due in 2018	47
Thereafter	555
Total time deposits	$7,713
Note 8—Income Taxes
Income tax expense for the six months ended June 30, 2014 and 2013 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.9
General business credits	(1.1)	(2.6)
Employee stock-based compensation	1.1	2.0
Other	0.6	0.2
Effective tax rate	37.4%	36.5%
The effective tax rate for the six months ended June 30, 2014 and 2013 differs from the expected statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock based compensation. The increase in the effective tax rates for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily attributable to the expiration of general business credits on December 31, 2013. Additionally, we recognized a discrete benefit in the six months ended June 30, 2013 related to the reinstatement of 2012 general business credits.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Income Taxes (continued)
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the five-months ended December 31, 2009 and the years ended December 31, 2010 and 2011 are currently under examination by the IRS. We remain subject to examination of our federal income tax return for the year ended December 31, 2012. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of June 30, 2014, we have net operating loss carryforwards of approximately $29.7 million and $28.4 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2025 and 2031. In addition, we have state business tax credits of approximately $1.2 million that will expire between 2028 and 2033 and other state business tax credits of approximately $1.1 million that can be carried forward indefinitely. Certain limitations may be placed on net operating loss carryforwards as a result of changes in control as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the operating loss carryforwards.
As of June 30, 2014 and 2013, we had a liability of $4.4 million and $2.7 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance	$3,724	$1,481
Increases related to positions taken during prior years	—	500
Increases related to positions taken during the current year	676	741
Ending balance	$4,400	$2,722

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$4,400	$2,722
We recognized accrued interest and penalties related to unrecognized tax benefits as of June 30, 2014 of approximately $0.3 million. We did not have accrued interest or penalties related to unrecognized tax benefits as of June 30, 2013.
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
Convertible Preferred Stock
During the six months ended June 30, 2014, 1,491 shares of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock converted into 1,491,000 shares of Class A Common Stock.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Earnings per Common Share
In August 2013, the issued and outstanding shares of our Class B Common Stock declined to less than 10% of the aggregate number of issued and outstanding shares of our Class A Common Stock and Class B Common Stock. Pursuant to the terms of Article V of our Certificate of Incorporation, the issued and outstanding shares of our Class B common stock automatically converted into shares of our Class A common stock. Following this automatic conversion, there is now only a single class of our common stock outstanding. For the three and six months ended June 30, 2013, we grouped the components of Class B common stock basic earnings per common share, or EPS, and diluted EPS with Class A common stock, as if they were one class, to conform to the current period presentation. This regrouping did not impact EPS previously reported in this period.
The calculation of basic and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$14,343	$11,304	$29,648	$26,891
Income attributable to preferred stock	(1,703)	(1,798)	(3,966)	(4,289)
Income attributable to common stock subject to repurchase	(138)	(230)	(324)	(583)
Net income allocated to Class A common stockholders	$12,502	$9,276	$25,358	$22,019
Weighted-average Class A shares issued and outstanding	39,394	35,380	38,433	35,214
Basic earnings per Class A common share	$0.32	$0.26	$0.66	$0.63

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$12,502	$9,276	$25,358	$22,019
Re-allocated earnings	26	60	96	137
Diluted net income allocated to Class A common stockholders	12,528	9,336	25,454	22,156
Weighted-average Class A shares issued and outstanding	39,394	35,380	38,433	35,214
Dilutive potential common shares:
Stock options	515	1,099	831	1,090
Restricted stock units	138	205	195	154
Employee stock purchase plan	5	2	7	—
Diluted weighted-average Class A shares issued and outstanding	40,052	36,686	39,466	36,458
Diluted earnings per Class A common share	$0.31	$0.25	$0.64	$0.61
As of June 30, 2014, 368,052 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three and six months ended June 30, 2014 and June 30, 2013.
For the three and six months ended June 30, 2013, we excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class A common stock, as the related performance conditions had not been satisfied.
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Class A common stock
Options to purchase Class A common stock	673	1,101	608	1,609
Restricted stock units	57	17	35	27
Conversion of convertible preferred stock	5,369	6,859	6,011	6,859
Total options, restricted stock units and convertible preferred stock	6,099	7,977	6,654	8,495

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
As of June 30, 2014 and December 31, 2013, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2014	(In thousands)
Corporate bonds	$—	$48,226	$—	$48,226
Commercial paper	—	28,633	—	28,633
Negotiable certificate of deposit	—	4,401	—	4,401
U.S. Treasury notes	—	8,709	—	8,709
Agency securities	—	10,006	—	10,006
Mortgage-backed securities	—	31,995	—	31,995
Municipal bonds	—	12,827	—	12,827
Asset-backed securities	—	25,598	—	25,598
Total	$—	$170,395	$—	$170,395

December 31, 2013
Corporate bonds	$—	$70,997	$—	$70,997
Commercial paper	—	49,321	—	49,321
Negotiable certificate of deposit	—	4,403	—	4,403
U.S. Treasury notes	—	14,278	—	14,278
Agency securities	—	14,959	—	14,959
Mortgage-backed securities	—	4,001	—	4,001
Municipal bonds	—	19,031	—	19,031
Asset-backed securities	—	21,754	—	21,754
Total	$—	$198,744	$—	$198,744
We based the fair value of our fixed income securities held as of June 30, 2014 and December 31, 2013 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three and six months ended June 30, 2014 or 2013.
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

Note 12—Fair Value of Financial Instruments (continued)
Loans
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2014 and December 31, 2013 are presented in the table below.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,680	$5,864	$6,902	$5,926

Financial Liabilities
Deposits	$459,594	$459,531	$219,580	$219,534
Note 13—Commitments and Contingencies
We monitor the laws of all 50 states to identify state laws or regulations that apply (or may apply) to prepaid debit cards. We have obtained money transmitter licenses (or similar such licenses) where applicable, based on advice of counsel or when we have been requested to do so. If we were found to be in violation of any laws and regulations governing banking, money transmitters, electronic fund transfers, or money laundering in the United States or abroad, we could be subject to penalties or could be forced to change our business practices.
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
From time to time we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) contracts with our card issuing banks, under which we are responsible to them for any unrecovered overdrafts on cardholders’ accounts; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the premises; (iii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify these persons for liabilities arising out of their relationship with us; and (iv) contracts under which we may be required to indemnify our retail distributors, suppliers, vendors and other parties with whom we have contracts against claims arising from certain of our actions, omissions, violations of law and/or infringement of patents, trademarks, copyrights and/or other intellectual property rights.
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
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Walmart	54%	65%	58%	66%
Three other largest retail distributors, as a group	24%	22%	22%	22%
Excluding stock-based retailer incentive compensation of $2.0 million for the three months ended June 30, 2014 and 2013, and $4.4 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Walmart	55%	65%	58%	66%
Three other largest retail distributors, as a group	22%	21%	22%	21%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Concentration of GPR cards activated (in units)	71%	85%	72%	84%
Concentration of sales of cash transfer products (in units)	80%	87%	81%	88%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	June 30, 2014	December 31, 2013
Walmart	37%	34%
Three other largest retail distributors, as a group	35%	39%
Other concentrations
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
Overview
Green Dot Corporation is a technology-centric, pro-consumer bank holding company with a mission to reinvent personal banking for the masses. We believe that we are the largest provider of prepaid debit card products and prepaid card reloading services in the United States, as well as a leader in mobile banking with our GoBank mobile bank account offering, an innovative checking account developed for use via smartphones and other mobile devices. Our products are available to consumers at more than 90,000 retailers nationwide, online and via the leading app stores. Our products and services include Green Dot-branded and co-branded GPR cards, Visa-branded gift cards, reload services through our Green Dot Network, through retailers’ specially-enabled POS devices or using our MoneyPak product, and GoBank.
Financial Results and Trends
Total operating revenues for the three and six months ended June 30, 2014 were $147.0 million and $306.3 million, respectively, compared to $140.6 million and $294.8 million for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2014, total operating revenues were favorably impacted by increases in card revenues and other fees and interchange revenues. Card revenues and other fees increased primarily due to higher volume of monthly maintenance fees and new card fee revenues and interchange revenues increased primarily due to period-over-period growth in purchase volume, which is described below. During the six months ended June 30, 2014, total operating revenues were favorably impacted by an increase in cash transfer revenues primarily due to period-over-period growth in the number of cash transfers.
Total operating expenses for the three and six months ended June 30, 2014 were $125.3 million and $260.9 million, respectively, compared to $123.3 million and $254.1 million for the three and six months ended June 30, 2013, respectively. Total operating expenses were adversely impacted by increases in sales and marketing expenses and other general and administrative expenses and partially offset by reductions in compensation and benefits expenses and processing expenses. Sales and marketing expenses increased primarily due to a May 2013 increase of approximately 4% in the sales commission rate we pay to Walmart for the MoneyCard program and period-over-period growth in the number of cash transfers sold. Other general and administrative expenses increased primarily due to increases in transaction losses and depreciation and amortization of property and equipment. Compensation and benefits expenses decreased primarily due to an increase to our overall capitalization rate associated with internally-developed software, a decline in retention-based incentives associated with our acquisition of Loopt, and a decrease in third-party contractor expenses. Processing expense decreased primarily due to a reduction in third-party issuing bank fees.
Income tax expense for the three and six months ended June 30, 2014 was $8.4 million and $17.7 million, respectively, compared to $6.9 million and $15.4 million for the three and six months ended June 30, 2013, respectively. Income tax expense increased primarily as a result of generating higher income before income taxes.
We expect to incur additional sales and marketing expenses during the second half of 2014 related to manufacturing and distribution costs associated with new products and partnerships. We recognize the cost of manufacturing and distributing new card packages over the related sales period, the cost of merchandising those new card packages as incurred, and the cost of personalized GPR cards, when activated, over the average card lifetime, as defined within our Annual Report on Form 10-K for the year ended December 31, 2013 under "Critical Accounting Policies and Estimates." We introduced a number of new products and partnerships during the second half of 2013 and the first half of 2014, and expect we will continue to do so during the second half of 2014. It follows that we expect our sales and marketing expenses to increase on a year-over-year basis in absolute dollars and as a percentage of revenues during the second half of 2014.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of POS swipe reload transactions and MoneyPaks that we sell through our retail distributors in a specified period. We sold 11.66 million and 11.32 million POS swipe reload transactions and MoneyPaks in the three months ended June 30, 2014 and 2013, respectively, and 23.33 million and 22.57 million POS swipe reload transactions and MoneyPaks in the six months ended June 30, 2014 and 2013, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.71 million and 4.39 million active cards outstanding as of June 30, 2014 and 2013, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.6 billion and $4.4 billion for the three months ended June 30, 2014 and 2013, respectively, and $9.9 billion and $9.5 billion for the six months ended June 30, 2014 and 2013, respectively. We review this metric in conjunction with purchase volume and give greater weight to our purchase volume when assessing our operating performance because we believe it is a better indicator of interchange revenue performance.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.4 billion and $3.2 billion for the three months ended June 30, 2014 and 2013, respectively, and $7.3 billion and $6.8 billion for the six months ended June 30, 2014 and 2013, respectively.
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR cards to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees when a consumer purchases a GPR or gift card in a retail store. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account and expediting delivery of the personalized GPR card that replaces the temporary card obtained at the retail store.
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
Cash Transfer Revenues — We earn cash transfer revenues when consumers fund their cards through a POS swipe reload transaction in a retail store or purchase and use a MoneyPak. Our aggregate cash transfer revenues vary based upon the total number of POS swipe reload transactions and MoneyPaks sold and the average price per POS swipe reload transaction or MoneyPak . The average price per POS swipe reload transaction or MoneyPak depends upon the relative numbers of cash transfer sales at our different retail distributors and on the mix of POS swipe reload transactions and MoneyPaks at certain retailers that have different fees for the two types of reload transactions.
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
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment and intangible assets, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment and intangible assets, and rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services.

Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2014.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended June 30, 2014 and 2013
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$60,892	41.4%	$55,029	39.1%
Cash transfer revenues	45,491	30.9	45,633	32.5
Interchange revenues	42,655	29.0	41,913	29.8
Stock-based retailer incentive compensation	(2,022)	(1.4)	(1,967)	(1.4)
Total operating revenues	$147,016	100.0%	$140,608	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $60.9 million for the three months ended June 30, 2014, an increase of $5.9 million, or 10.7%, from the comparable period in 2013. The increase was primarily due to higher monthly maintenance fees of $5.0 million, driven by growth in the number of active cards, and an increase of $1.5 million in new card fee revenues, driven by period-over-period growth in new cards activated.
Cash Transfer Revenues — Cash transfer revenues totaled $45.5 million for the three months ended June 30, 2014, a decrease of $0.1 million, or 0.2%, from the comparable period in 2013. Although we had period-over-period growth of 3.0% in the number of cash transfers, we had a greater number of fee-free cash transfers as compared to the same period in 2013. The increase in fee-free cash transfers was driven by customer adoption of one of our recently introduced products at Walmart. Throughout the remainder of 2014, we expect to continue phasing out the PIN reload method of adding cash to prepaid cards. As such, the current MoneyPak PIN reload product will be fully replaced by other methods of card reloading by the end of the first quarter of 2015. While we do not expect the phase-out of the MoneyPak PIN product to have any material impact to our revenue in the remainder of 2014, we are unable to predict the long-term impact to our reloading customer behavior, if any, and corresponding revenues in 2015 and successive years.
Interchange Revenues — Interchange revenues totaled $42.7 million for the three months ended June 30, 2014, an increase of $0.7 million, or 1.7%, from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 4.9% in purchase volume, partially offset by a decline in the effective interchange rate we earn on purchase volume. This rate decline was the result of a shift in the mix of payment networks and payment types.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $2.0 million for the three months ended June 30, 2014, which remained consistent with the comparable period in 2013. Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended June 30, 2014. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock. The minimal movement in the stock-based retailer incentive compensation is the result of a similar average stock price in the three months ended June 30, 2014 compared with the corresponding period in 2013.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$57,200	38.9%	$51,680	36.8%
Compensation and benefits expenses	30,215	20.6	31,200	22.2
Processing expenses	17,285	11.8	19,948	14.2
Other general and administrative expenses	20,584	14.0	20,425	14.5
Total operating expenses	$125,284	85.3%	$123,253	87.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $57.2 million for the three months ended June 30, 2014, an increase of $5.5 million, or 10.6% from the comparable period in 2013. This increase was primarily the result of an increase of $3.4 million in sales commissions, driven by a May 2013 increase of approximately 4% in the sales commission rate we pay to Walmart for the MoneyCard program and period-over-period growth of 3.0% in the number of cash transfers sold. Sales and marketing expenses also increased due to $1.8 million of additional costs of manufacturing and distributing card packages. In the second half of 2014, we expect to incur additional sales and marketing expenses, as discussed above under "Financial Results and Trends."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $30.2 million for the three months ended June 30, 2014, a decrease of $1.0 million or 3.2% from the comparable period in 2013. This decrease was primarily the result of an increase to our overall capitalization rate associated with internally-developed software and the absence of retention-based incentives associated with our acquisition of Loopt for the three months ended June 30, 2014, which had favorable impacts of $3.4 million and $1.9 million, respectively. These favorable impacts were partially offset by an increase of $4.6 million in employee salaries and related benefits.
Processing Expenses — Processing expenses totaled $17.3 million for the three months ended June 30, 2014, a decrease of $2.6 million or 13.1% from the comparable period in 2013. This decrease was primarily due to our reduction of $2.7 million in third-party issuing bank fees as we transitioned our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014. While we expect processing expenses to be favorably impacted by the February 2014 transition of our card issuing program with GE Capital Retail Bank to Green Dot Bank, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues in 2014 or in future years because these expenses are subject to a variety of factors, many of which are outside our control.
Other General and Administrative Expenses — Other general and administrative expenses totaled $20.6 million for the three months ended June 30, 2014, an increase of $0.2 million or 1.0%, from the comparable period in 2013. This slight increase was primarily the result of a $1.3 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new product launches and infrastructure, partially offset by a decrease of $0.9 million in telecommunication and professional service expenses.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	1.9
General business credits	(0.6)	(1.6)
Employee stock-based compensation	0.6	2.2
Other	0.2	0.4
Effective tax rate	36.9%	37.9%

Our income tax expense increased by $1.5 million to $8.4 million in the three months ended June 30, 2014 from the comparable period in 2013 due to an increase in income before income taxes, partially offset by a decrease in our effective tax rate by 1.0 percentage point from 36.9% to 37.9%, primarily driven by a reduction in non-deductible stock-based compensation.
Comparison of Six-Month Periods Ended June 30, 2014 and 2013
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Six Months Ended June 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$129,059	42.1%	$119,697	40.6%
Cash transfer revenues	91,767	30.0	89,968	30.5
Interchange revenues	89,869	29.3	88,669	30.1
Stock-based retailer incentive compensation	(4,410)	(1.4)	(3,576)	(1.2)
Total operating revenues	$306,285	100.0%	$294,758	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $129.1 million for the six months ended June 30, 2014, an increase of $9.4 million, or 7.9%, from the comparable period in 2013. The increase was primarily the result of higher monthly maintenance fees of $10.9 million, of which $5.6 million related to additional fee revenue from the removal of courtesy fee waivers on certain accounts during the first quarter of 2014. Card revenues and other fees also increased due to an increase of $3.0 million in new card fee revenues, driven by period-over-period growth in new cards activated. These increases were partially offset by a $2.2 million decline in our gift card program.
Cash Transfer Revenues — Cash transfer revenues totaled $91.8 million for the six months ended June 30, 2014, an increase of $1.8 million, or 2.0%, from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 3.4% in the number of cash transfers sold, partially offset by a greater number of fee-free cash transfers compared to the same period in 2013. The increase in fee-free cash transfers was driven by customer adoption of one of our recently introduced products at Walmart.
Interchange Revenues — Interchange revenues totaled $89.9 million for the six months ended June 30, 2014, an increase of $1.1 million, or 1.2%, from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 6.7% in purchase volume, partially offset by a decline in the effective interchange rate we earn on purchase volume. This rate decline was the result of a shift in the mix of payment networks and payment types.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $4.4 million for the six months ended June 30, 2014, an increase of $0.8 million, or 22.2%, from the comparable period in 2013. Our right to repurchase lapsed as to 220,860 shares issued to Walmart during the six months ended June 30, 2014. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock. The increase was the result of a higher average stock price in the six months ended June 30, 2014 compared with the corresponding period in 2013.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$117,443	38.3%	$107,857	36.6%
Compensation and benefits expenses	57,178	18.7	62,954	21.4
Processing expenses	39,364	12.9	41,947	14.2
Other general and administrative expenses	46,908	15.3	41,305	14.0
Total operating expenses	$260,893	85.2%	$254,063	86.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $117.4 million for the six months ended June 30, 2014, an increase of $9.5 million, or 8.8% from the comparable period in 2013. This increase was primarily the result of an increase of $10.9 million in sales commissions, driven by a May 2013 increase of approximately 4% in the sales commission rate we pay to Walmart for the MoneyCard program and period-over-period growth of 3.4% in the number of cash transfers sold. This increase was partially offset by a decline of $1.3 million in the cost of manufacturing and distributing card packages and advertising and marketing expenses.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $57.2 million for the six months ended June 30, 2014, a decrease of $5.8 million or 9.2% from the comparable period in 2013. This decrease was primarily the result of an increase to our overall capitalization rate associated with internally-developed software and the absence of retention-based incentives associated with our acquisition of Loopt for the six months ended June 30, 2014, which had favorable impacts of $6.2 million and $3.9 million, respectively, as well as a reduction of $1.4 million in third party contractor expenses. These favorable impacts were partially offset by an increase of $5.7 million in employee salaries and related benefits.
Processing Expenses — Processing expenses totaled $39.4 million for the six months ended June 30, 2014, a decrease of $2.5 million or 6.0% from the comparable period in 2013. The decrease was primarily due to a reduction of $5.0 million in third-party issuing bank fees as we transitioned our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014. The decrease in processing expenses was partially offset by an increase of $2.6 million in processing and payment network costs, driven by period-over-period growth of 6.7% in purchase volume.
Other General and Administrative Expenses — Other general and administrative expenses totaled $46.9 million for the six months ended June 30, 2014, an increase of $5.6 million or 13.6%, from the comparable period in 2013. This increase was primarily the result of a $5.8 million increase in transaction losses, primarily associated with customer disputed transactions, and a $2.6 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new product launches and infrastructure. These increases were partially offset by a decrease of $2.1 million in telecommunication and professional service expenses.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8	1.9
General business credits	(1.1)	(2.6)
Employee stock-based compensation	1.1	2.0
Other	0.6	0.2
Effective tax rate	37.4%	36.5%
Our income tax expense increased by $2.3 million to $17.7 million for the six months ended June 30, 2014 from the comparable period in 2013 due to an increase in income before income taxes and an increase in our effective tax rate by 0.9% from 36.5% to 37.4%. The increase in our effective tax rate was primarily driven by the expiration of certain federal business credits on December 31, 2013, partially offset by a decline in non-deductible stock-based compensation expense. Additionally, we recognized a discrete benefit in the first quarter of 2013 related to the reinstatement of 2012 general business credits.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Total cash provided by (used in)
Operating activities	$24,509	$87,120
Investing activities	(1,351)	(5,861)
Financing activities	233,232	29,179
Increase in unrestricted cash and cash equivalents and federal funds sold	$256,390	$110,438
For the six months ended June 30, 2014 and 2013 we financed our operations primarily through our cash flows from operations. At June 30, 2014, our primary source of liquidity was unrestricted cash and cash equivalents totaling $679.5 million. We also consider our $170.4 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $24.5 million of net cash provided by operating activities in the six months ended June 30, 2014 was primarily the result of $29.6 million of net income, adjusted for certain non-cash operating expenses of $29.1 million, and a decrease in accounts receivable of $19.5 million, partially offset by a $49.4 million payment to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances and a decrease in accounts payable and other accrued liabilities of $16.3 million. Our $87.1 million of net cash provided by operating activities in the six months ended June 30, 2013 principally resulted from $26.9 million of net income, adjusted for certain non-cash operating expenses of $24.7 million, partially offset by a decrease in prepaid expenses and other assets and income tax receivable of $17.0 million and $14.4 million, respectively.
Cash Flows from Investing Activities
Our $1.4 million of net cash used in investing activities in the six months ended June 30, 2014 reflects payments for acquisition of property and equipment and a business acquisition of $14.1 million and $14.9 million, respectively, partially offset by sales and maturities of available-for-sale investment securities, net of purchases, of $28.0 million. Our $5.9 million of net cash used in investing activities in the six months ended June 30, 2013 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $10.8 million and payments for acquisition of property and equipment of  $17.0 million.
Cash Flows from Financing Activities
Our $233.2 million of net cash provided by financing activities in the six months ended June 30, 2014 was primarily the result of a $240.0 million increase in customer deposits, partially offset by a decrease in obligations to customers of $13.7 million. The increase in customer deposits is primarily a result of the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank. Our $29.2 million of net cash provided by financing activities in the six months ended June 30, 2013 was primarily the result of increases in obligations to customers and customer deposits of $23.0 million and $2.9 million, respectively.

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
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also raise additional financing to complete future acquisitions.
Additionally, we anticipate making ongoing cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at or above levels we have agreed to with our regulators. For example, in connection with the transition of our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014, we contributed approximately $50 million in capital to Green Dot Bank. Additionally, our investment securities may act as short-term collateral to Green Dot Bank to satisfy any requirements associated with its legal lending limit.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
As of and for the six months ended June 30, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Capital Requirements for Bank Holding Companies
As of June 30, 2014 and December 31, 2013, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since June 30, 2014 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
June 30, 2014
Tier 1 leverage	$412,913	38.9%	$53,093	5.0%
Tier 1 capital	412,913	118.3	20,940	6.0
Total risk-based capital	412,913	118.3	34,900	10.0

December 31, 2013
Tier 1 leverage	$370,476	45.8%	$40,418	5.0%
Tier 1 risk-based capital	370,476	100.8	22,057	6.0
Total risk-based capital	370,476	100.8	36,762	10.0
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	changes in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors and network acceptance members;

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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 58% and 22%, respectively, in the six months ended June 30, 2014. We do not expect the percentage of our 2014 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the six months ended June 30, 2014, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with these retail distributors have terms that expire at various dates between 2015 and 2017, but they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of us, our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. Walmart also has the right to terminate its agreement prior to its expiration or renewal for a number of other specified reasons, including: a change by us in our card operating procedures that Walmart reasonably believes will have a material adverse effect on Walmart's operations; our inability or unwillingness to make Walmart MoneyCards reloadable outside of our reload network in the event that our reload network does not meet particular size requirements in the future; and in the event Walmart reasonably believes that it is reasonably possible, after the parties have explored and been unable to agree on any alternatives, that the Federal Reserve Board may determine that Walmart exercises a controlling influence over our management or policies. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our future success depends upon our retail distributors’ active and effective promotion of our products and services, but their interests and operational decisions might not always align with our interests.
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Revenues from our retail distributors depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of consumer products, including competing prepaid cards, for placement and promotion of products in the stores of our retail distributors, our success depends on our retail distributors and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products in their stores; they could give higher priority to the products and services of other companies for a variety of reasons, and this risk is expected to become greater as we enter an environment in which our competitors are bringing to market at the stores of our retail distributors products and services that are, or that may be perceived to be, substantially similar to or better than ours. Accordingly, losing the support of our retail distributors might limit or reduce the sales of our cards and cash transfer products. Our operating revenues may also be negatively affected by our retail distributors’ operational decisions. For example, as retail distributors introduce and promote competing products at their store locations as Walmart, Walgreens and CVS have been selling for the past several years, the growth of our product sales may decline at those stores. Similarly, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline. Even if our retail distributors actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
Our operating revenues for a particular period are difficult to predict, and a shortfall in our operating revenues may harm our results of operations.
Our operating revenues for a particular period are difficult to predict, especially in light of recent developments in the competitive environment of our market and related uncertainty. Our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as the failure of our supply chain management efforts to increase revenues, delays in implementing revenue growth activities or the failure of these activities to generate expected revenues, increasing competition within the store locations of many of our largest retail distributors, and our continued implementation of enhanced risk control factors, which we believe is likely to, among other things, continue to adversely affect our new card activations from legitimate customers for the foreseeable future. We also expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results for each of the first two quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years.
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
The prepaid financial services industry is highly competitive and includes a variety of financial and non-financial services vendors. We expect competition will continue as existing competitors and new market entrants are bringing to market products and services that are substantially similar to ours or that may be perceived to be better than ours. For example, Walmart, Walgreens and CVS have been selling competitive products at their store locations for the past several years. Competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

•
prepaid card program managers, such as American Express, First Data, Total Systems Services, AccountNow, and other traditional banks, such as J.P. Morgan Chase, that have entered the prepaid card market;

•	reload network providers, such as Visa, Western Union and MoneyGram; and

•	prepaid card distributors, such as InComm and Blackhawk Network.
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
We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. In particular, our GoBank product is designed to compete directly with banks by providing products and services that they have traditionally provided. These and other competitors in the larger electronic payments industry are introducing new and innovative products and services, such as those involving radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, that compete with ours. We expect that this competition will continue as the prepaid financial services industry and the larger banking and electronic payments industry continues to rapidly evolve.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2014, interchange revenues represented 29.3% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Maintenance fee assessments accounted for approximately 91% of aggregate overdrawn account balances in the three months ended June 30, 2014, as compared to approximately 95% in the three months ended June 30, 2013.

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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2014, we had assets subject to settlement risk of $63.9 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
10.1
Puerto Rico Sales Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 21, 2014, by and among Green Dot Corporation and Green Dot Bank and Wal-Mart Stores, Inc., Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, and Wal-Mart Stores Puerto Rico, Inc.

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

Green Dot Corporation

Date:	August 8, 2014	By:	/s/ Grace T. Wang
		Name:	Grace T. Wang
		Title:	Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits
10.1
Puerto Rico Sales Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 21, 2014, by and among Green Dot Corporation and Green Dot Bank and Wal-Mart Stores, Inc., Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, and Wal-Mart Stores Puerto Rico, Inc.

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