Form 10-Q
period 2014-09-30
GREEN DOT CORP
filed 2014-11-07
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 46,507,491 shares of Class A common stock, par value $.001 per share (which number does not include 5,368,986 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of October 31, 2014.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$632,640	$423,498
Federal funds sold	488	123
Restricted cash	3,866	—
Investment securities available-for-sale, at fair value	136,157	116,159
Settlement assets	55,684	37,004
Accounts receivable, net	33,179	46,384
Prepaid expenses and other assets	28,009	27,332
Income tax receivable	5,186	15,573
Total current assets	895,209	666,073
Restricted cash	2,257	2,970
Investment securities, available-for-sale, at fair value	77,319	82,585
Accounts receivable, net	71	5,913
Loans to bank customers, net of allowance for loan losses of $435 and $464 as of September 30, 2014 and December 31, 2013, respectively	6,817	6,902
Prepaid expenses and other assets	8,444	1,081
Property and equipment, net	62,804	60,473
Deferred expenses	9,187	15,439
Net deferred tax assets	3,334	3,362
Goodwill and intangible assets	50,763	30,676
Total assets	$1,116,205	$875,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,275	$34,940
Deposits	441,860	219,580
Obligations to customers	72,137	65,449
Settlement obligations	3,118	4,839
Amounts due to card issuing banks for overdrawn accounts	846	49,930
Other accrued liabilities	51,647	35,878
Deferred revenue	12,985	24,517
Net deferred tax liabilities	3,710	3,716
Total current liabilities	609,578	438,849
Other accrued liabilities	31,130	34,076
Deferred revenue	225	300
Total liabilities	640,933	473,225
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of September 30, 2014 and December 31, 2013; 5 and 7 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	5	7
Class A common stock, $0.001 par value: 100,000 shares authorized as of September 30, 2014 and December 31, 2013; 40,290 and 37,729 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	40	38
Additional paid-in capital	228,710	199,251
Retained earnings	246,539	203,000
Accumulated other comprehensive loss	(22)	(47)
Total stockholders’ equity	475,272	402,249
Total liabilities and stockholders’ equity	$1,116,205	$875,474
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$58,948	$51,066	$188,007	$170,762
Cash transfer revenues	44,085	47,193	135,852	137,161
Interchange revenues	43,757	40,872	133,626	129,541
Stock-based retailer incentive compensation	(2,131)	(2,587)	(6,541)	(6,163)
Total operating revenues	144,659	136,544	450,944	431,301
Operating expenses:
Sales and marketing expenses	55,599	52,042	173,042	159,899
Compensation and benefits expenses	31,487	32,343	88,665	95,297
Processing expenses	19,529	22,231	58,893	64,178
Other general and administrative expenses	24,716	21,954	71,624	63,259
Total operating expenses	131,331	128,570	392,224	382,633
Operating income	13,328	7,974	58,720	48,668
Interest income	982	800	2,998	2,474
Interest expense	(17)	(22)	(62)	(55)
Other income	6,369	—	6,369	—
Income before income taxes	20,662	8,752	68,025	51,087
Income tax expense	6,771	2,638	24,486	18,083
Net income	13,891	6,114	43,539	33,004
Income attributable to preferred stock	(1,636)	(958)	(5,587)	(5,232)
Net income allocated to common stockholders	$12,255	$5,156	$37,952	$27,772

Basic earnings per common share:	$0.30	$0.14	$0.96	$0.76
Diluted earnings per common share:	$0.30	$0.13	$0.95	$0.74
Basic weighted-average common shares issued and outstanding:	39,884	36,163	38,923	35,535
Diluted weighted-average common shares issued and outstanding:	40,461	37,771	39,709	36,844
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$13,891	$6,114	$43,539	$33,004
Other comprehensive income
Unrealized holding (losses) gains, net of tax	(65)	44	25	(95)
Comprehensive income	$13,826	$6,158	$43,564	$32,909
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$43,539	$33,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,180	19,906
Provision for uncollectible overdrawn accounts	26,234	38,164
Employee stock-based compensation	14,152	10,674
Stock-based retailer incentive compensation	6,541	6,163
Amortization of premium on available-for-sale investment securities	828	456
Realized gains on investment securities	(31)	(8)
Provision (recovery) for uncollectible trade receivables	1	(12)
Impairment of capitalized software	—	1,856
Deferred income tax expense	—	271
Excess tax benefits from exercise of options	(3,797)	(3,749)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,426)	(39,832)
Prepaid expenses and other assets	(7,670)	5,676
Deferred expenses	6,252	5,564
Accounts payable and other accrued liabilities	(10,471)	11,350
Amounts due to card issuing banks for overdrawn accounts	(49,084)	1,536
Deferred revenue	(11,607)	(5,569)
Income tax receivable	14,182	7,543
Net cash provided by operating activities	46,823	92,993

Investing activities
Purchases of available-for-sale investment securities	(161,852)	(214,638)
Proceeds from maturities of available-for-sale securities	106,506	114,975
Proceeds from sales of available-for-sale securities	39,866	46,663
Increase in restricted cash	(596)	(33)
Payments for acquisition of property and equipment	(23,798)	(26,912)
Net principal collections on loans	85	1,030
Acquisition, net of cash acquired	(14,860)	—
Net cash used in investing activities	(54,649)	(78,915)

Financing activities
Proceeds from exercise of options	4,969	9,564
Excess tax benefits from exercise of options	3,797	3,749
Net increase (decrease) in deposits	222,280	(9,190)
Net (decrease) increase in obligations to customers	(13,713)	15,009
Net cash provided by financing activities	217,333	19,132

Net increase in unrestricted cash, cash equivalents, and federal funds sold	209,507	33,210
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	423,621	296,591
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$633,128	$329,801

Cash paid for interest	$62	$7
Cash paid for income taxes	$10,337	$10,266
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries) is a bank holding company with a mission to reinvent personal banking for the masses. Our prepaid products and services are available in more than 100,000 retail stores nationwide and online at Greendot.com. Our products include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; our swipe reload and MoneyPak proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and GoBank, an innovative checking account developed for use via mobile phones that is available at Walmart. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts.
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
We completed a business acquisition in May 2014 which was not material to our consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $14.9 million. Of the total consideration transferred, our preliminary allocation to goodwill and acquired intangible assets is $3.4 million and $17.4 million, respectively. The intangible assets acquired will be amortized over their estimated useful lives of approximately 10 years.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2014. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of future results.
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which intends to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. We will adopt this standard effective January 1, 2015. Our adoption of ASU 2014-14 is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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
Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2014
Corporate bonds	$51,287	$44	$(6)	$51,325
Commercial paper	68,720	12	(1)	68,731
U.S. Treasury notes	11,701	13	—	11,714
Agency securities	8,248	5	—	8,253
Mortgage-backed securities	31,834	28	(138)	31,724
Municipal bonds	13,648	36	(22)	13,662
Asset-backed securities	28,065	10	(8)	28,067
Total investment securities	$213,503	$148	$(175)	$213,476

December 31, 2013
Corporate bonds	$70,965	$45	$(13)	$70,997
Commercial paper	49,307	15	(1)	49,321
Negotiable certificate of deposit	4,400	3	—	4,403
U.S. Treasury notes	14,265	14	(1)	14,278
Agency securities	14,946	13	—	14,959
Mortgage-backed securities	4,169	—	(168)	4,001
Municipal bonds	19,017	28	(14)	19,031
Asset-backed securities	21,750	9	(5)	21,754
Total investment securities	$198,819	$127	$(202)	$198,744

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities (continued)
As of September 30, 2014 and December 31, 2013, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2014
Corporate bonds	$11,652	$(6)	$—	$—	$11,652	$(6)
Commercial paper	8,590	(1)	—	—	8,590	(1)
Mortgage-backed securities	18,752	(72)	1,539	(66)	20,291	(138)
Municipal bonds	418	(22)	—	—	418	(22)
Asset-backed securities	12,571	(8)	—	—	$12,571	$(8)
Total investment securities	$51,983	$(109)	$1,539	$(66)	$53,522	$(175)

December 31, 2013
Corporate bonds	$24,104	$(13)	$—	$—	$24,104	$(13)
Commercial paper	4,490	(1)	—	—	4,490	(1)
U.S. Treasury notes	5,212	(1)	—	—	5,212	(1)
Mortgage-backed securities	4,002	(168)	—	—	4,002	(168)
Municipal bonds	8,546	(14)	—	—	8,546	(14)
Asset-backed securities	11,797	(5)	—	—	11,797	(5)
Total investment securities	$58,151	$(202)	$—	$—	$58,151	$(202)
We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2014 or 2013 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2014, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$136,098	$136,157
Due after one year through five years	17,966	17,992
Due after five years through ten years	341	344
Due after ten years	1,315	1,309
Mortgage and asset-backed securities	57,783	57,674
Total investment securities	$213,503	$213,476
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Overdrawn account balances due from cardholders	$13,338	$14,749
Reserve for uncollectible overdrawn accounts	(9,898)	(10,363)
Net overdrawn account balances due from cardholders	3,440	4,386

Trade receivables	5,230	4,302
Reserve for uncollectible trade receivables	(43)	(42)
Net trade receivables	5,187	4,260

Receivables due from card issuing banks	21,039	42,137
Other receivables	3,584	1,514
Accounts receivable, net	$33,250	$52,297
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of period	$8,555	$13,249	$10,363	$15,677
Provision for uncollectible overdrawn accounts:
Fees	8,613	9,240	23,016	36,396
Purchase transactions	1,562	369	3,218	1,768
Charge-offs	(8,832)	(12,205)	(26,699)	(43,188)
Balance, end of period	$9,898	$10,653	$9,898	$10,653
Note 5—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2014
Real estate	$—	$—	$—	$—	$4,099	$4,099
Commercial	—	—	—	—	783	783
Installment	5	—	—	5	2,365	2,370
Total loans	$5	$—	$—	$5	$7,247	$7,252

Percentage of outstanding	0.1%	—%	—%	0.1%	99.9%	100.0%

December 31, 2013
Real estate	$—	$—	$11	$11	$3,372	$3,383
Commercial	—	—	—	—	1,474	1,474
Installment	—	—	3	3	2,506	2,509
Total loans	$—	$—	$14	$14	$7,352	$7,366

Percentage of outstanding	—%	—%	0.2%	0.2%	99.8%	100.0%

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

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate	$55	$117
Commercial	43	106
Installment	103	250
Total loans	$201	$473
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	September 30, 2014		December 31, 2013
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$3,835	$264	$3,003	$380
Commercial	700	83	1,323	151
Installment	2,264	106	2,058	451
Total loans	$6,799	$453	$6,384	$982
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$98	$55	$194	$117
Commercial	285	43	344	106
Installment	369	103	500	250

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of period	$414	$460	$464	$475
Provision for loans	20	—	20	—
Loans charged off	(7)	—	(66)	(25)
Recoveries of loans previously charged off	8	4	17	14
Balance, end of period	$435	$464	$435	$464
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
The following table summarizes stock options and restricted stock units granted under our 2010 Equity Incentive Plan:

	Nine Months Ended September 30,
	2014	2013
	(In thousands, except per share data)
Stock options granted	106	1,708
Weighted-average exercise price	$20.92	$16.89
Weighted-average grant-date fair value	$10.75	$5.97

Restricted stock units granted	1,733	503
Weighted-average grant-date fair value	$19.27	$16.57
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	1.8%	1.0%
Expected term (life) of options (in years)	5.79	5.68
Expected dividends	—	—
Expected volatility	54.0%	43.6%
The total stock-based compensation expense recognized was $5.5 million and $14.2 million for the three and nine months ended September 30, 2014, respectively, and $4.2 million and $10.7 million for the three and nine months ended September 30, 2013, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Deposits (continued)
Deposits were categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$410,083	$204,171
Other demand deposits	16,296	—
Total non-interest bearing deposit accounts	426,379	204,171
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,343	1,401
Savings	6,669	6,410
Time deposits, denominations greater than or equal to $100	5,518	5,310
Time deposits, denominations less than $100	1,951	2,288
Total interest-bearing deposit accounts	15,481	15,409
Total deposits	$441,860	$219,580
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2014
(In thousands)
Due in 2014	$1,075
Due in 2015	4,040
Due in 2016	1,125
Due in 2017	771
Due in 2018	47
Thereafter	411
Total time deposits	$7,469
Note 8—Income Taxes
Income tax expense for the nine months ended September 30, 2014 and 2013 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	1.8
General business credits	(2.3)	(3.2)
Employee stock-based compensation	0.9	1.6
Other	0.4	0.2
Effective tax rate	36.0%	35.4%
The effective tax rate for the nine months ended September 30, 2014 and 2013 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock based compensation. The increase in the effective tax rates for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily attributable to the expiration of general business credits on December 31, 2013. Additionally, we recognized a discrete benefit in the nine months ended September 30, 2013 related to the reinstatement of 2012 general business credits.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2014, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Income Taxes (continued)
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the five-months ended December 31, 2009 and the years ended December 31, 2010 and 2011 are currently under examination by the IRS. We remain subject to examination of our federal income tax return for the year ended December 31, 2012 and December 31, 2013. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of September 30, 2014, we have net operating loss carryforwards of approximately $29.7 million and $28.4 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2025 and 2031. In addition, we have state business tax credits of approximately $1.2 million that will expire between 2028 and 2033 and other state business tax credits of approximately $1.1 million that can be carried forward indefinitely. Certain limitations may be placed on net operating loss carryforwards as a result of changes in control as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the operating loss carryforwards.
As of September 30, 2014 and 2013, we had a liability of $4.8 million and $2.8 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance	$3,724	$1,481
Increases related to positions taken during prior years	—	500
Increases related to positions taken during the current year	1,074	866
Ending balance	$4,798	$2,847

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$4,798	$2,847
We recognized accrued interest and penalties related to unrecognized tax benefits as of September 30, 2014 of approximately $0.3 million. We did not have accrued interest or penalties related to unrecognized tax benefits as of September 30, 2013.
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
Convertible Preferred Stock
During the nine months ended September 30, 2014, 1,491 shares of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock converted into 1,491,000 shares of Class A Common Stock.
Note 10—Earnings per Common Share
In August 2013, the issued and outstanding shares of our Class B Common Stock declined to less than 10% of the aggregate number of issued and outstanding shares of our Class A Common Stock and Class B Common Stock. Pursuant to the terms of Article V of our Certificate of Incorporation, the issued and outstanding shares of our Class B common stock automatically converted into shares of our Class A common stock. Following this automatic conversion, there is now only a single class of our common stock outstanding. For the three and nine months ended September 30, 2013, we grouped the components of Class B common stock basic earnings per common share, or EPS, and diluted

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Earnings per Common Share (continued)
EPS with Class A common stock, as if they were one class, to conform to the current period presentation. This regrouping did not impact EPS previously reported in this period.
The calculation of basic and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$13,891	$6,114	$43,539	$33,004
Income attributable to preferred stock	(1,636)	(958)	(5,587)	(5,232)
Income attributable to common stock subject to repurchase	(99)	(107)	(420)	(669)
Net income allocated to Class A common stockholders	$12,156	$5,049	$37,532	$27,103
Weighted-average Class A shares issued and outstanding	39,884	36,163	38,923	35,535
Basic earnings per Class A common share	$0.30	$0.14	$0.96	$0.76

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$12,156	$5,049	$37,532	$27,103
Re-allocated earnings	22	50	103	137
Diluted net income allocated to Class A common stockholders	12,178	5,428	37,635	27,240
Weighted-average Class A shares issued and outstanding	39,884	36,163	38,923	35,535
Dilutive potential common shares:
Stock options	418	1,333	582	1,104
Restricted stock units	145	254	187	195
Employee stock purchase plan	14	21	17	10
Diluted weighted-average Class A shares issued and outstanding	40,461	37,771	39,709	36,844
Diluted earnings per Class A common share	$0.30	$0.13	$0.95	$0.74
As of September 30, 2014, 257,622 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three and nine months ended September 30, 2014 and September 30, 2013.
For the three and nine months ended September 30, 2013, we excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class A common stock, as the related performance conditions had not been satisfied.
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Class A common stock
Options to purchase Class A common stock	676	351	622	975
Restricted stock units	4	—	21	15
Conversion of convertible preferred stock	5,369	6,859	5,795	6,859
Total options, restricted stock units and convertible preferred stock	6,049	7,210	6,438	7,849

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
As of September 30, 2014 and December 31, 2013, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2014	(In thousands)
Corporate bonds		$51,325		$51,325
Commercial paper		68,731		68,731
U.S. Treasury notes		11,714		11,714
Agency securities		8,253		8,253
Mortgage-backed securities		31,724		31,724
Municipal bonds		13,662		13,662
Asset-backed securities		28,067		28,067
Total	$—	$213,476	$—	$213,476

December 31, 2013
Corporate bonds	$—	$70,997	$—	$70,997
Commercial paper	—	49,321	—	49,321
Negotiable certificate of deposit	—	4,403	—	4,403
U.S. Treasury notes	—	14,278	—	14,278
Agency securities	—	14,959	—	14,959
Mortgage-backed securities	—	4,001	—	4,001
Municipal bonds	—	19,031	—	19,031
Asset-backed securities	—	21,754	—	21,754
Total	$—	$198,744	$—	$198,744
We based the fair value of our fixed income securities held as of September 30, 2014 and December 31, 2013 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three and nine months ended September 30, 2014 or 2013.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2014 and December 31, 2013 are presented in the table below.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,817	$5,400	$6,902	$5,926

Financial Liabilities
Deposits	$441,860	$441,807	$219,580	$219,534
Note 13—Commitments and Contingencies
We monitor the laws of all 50 states to identify state laws or regulations that apply (or may apply) to our products and services. We have obtained money transmitter licenses (or similar such licenses) where applicable, based on advice of counsel or when we have been requested to do so. If we were found to be in violation of any laws and regulations governing banking, money transmitters, electronic fund transfers, or money laundering in the United States or abroad, we could be subject to penalties or could be forced to change our business practices.
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
During the three months ended September 30, 2014, we received net cash proceeds of $6.4 million in connection with the settlement of a lawsuit. We recorded this settlement, net of legal costs incurred in connection with the litigation, as other income on our consolidated statement of operations.
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
Revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Walmart	51%	62%	55%	65%
Three other largest retail distributors, as a group	24%	22%	22%	22%
Excluding stock-based retailer incentive compensation of $2.1 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively, and $6.5 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively, revenues derived from our products sold at our four largest retail distributors represented the following percentages of our total operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Walmart	52%	63%	56%	65%
Three other largest retail distributors, as a group	23%	22%	22%	21%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Concentration of GPR cards activated (in units)	70%	83%	72%	84%
Concentration of sales of cash transfer products (in units)	82%	87%	82%	87%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	September 30, 2014	December 31, 2013
Walmart	51%	34%
Three other largest retail distributors, as a group	28%	39%
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Subsequent Events
Credit Facility
In October 2014, we entered into a $225.0 million credit agreement ("Credit Agreement") with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The Credit Agreement provides for 1) a $75.0 million five-year revolving facility ("Revolving Facility") and 2) a five-year $150.0 million term loan facility ("Term Facility"). The Credit Agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million. We drew the entire Term Facility on October 23, 2014, and used the proceeds to finance our acquisition of Santa Barbara Tax Products Group ("TPG"), discussed below. We expect to use the proceeds of any borrowings under the Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement.
At our election, loans made under the Credit Agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans.
We also pay a commitment fee, which varies from 0.30% to 0.40% per annum on the actual daily unused portions of the Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for LIBOR Rate loans.
The Credit Agreement requires us to comply with certain non-financial and financial covenants, including maintaining certain fixed charge and leverage ratios, as defined by the agreement.
The Revolving Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 23, 2019. Quarterly principal payments of $5,625,000 are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019.
Consummation of Merger
On October 23, 2014, we completed our acquisition of TPG, a provider of integrated tax refund processing and settlement services. Additionally, TPG's services are integrated into the offerings of the nation's leading tax software companies, which enables TPG to serve nearly 25,000 independent tax preparers and accountants nationwide. This transaction, which was accounted for as a business combination, will allow us to expand into TPG's core customer segment by adding tax refund processing services for millions of tax filers through distribution partnerships with many of America’s largest and best known tax preparation companies and thousands of independent tax preparers.
In connection with the acquisition, we paid approximately $339.1 million in cash and stock. We financed the transaction with $205.0 million in cash, including $150.0 million of our Term Facility and approximately 6.1 million shares of our Class A common stock at a closing price of $21.86. Additionally, the transaction terms include a potential $80.0 million cash earn-out payable to the former owners of TPG based on TPG meeting certain pre-determined performance targets over the next three years.
Given the timing of the close of this acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will include this and other related information in our 2014 Annual Report on Form 10-K.

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
Overview
Green Dot Corporation is a technology-centric, pro-consumer bank holding company with a mission to reinvent personal banking for the masses. We believe that we are the largest provider of prepaid debit card products and prepaid card reloading services in the United States, as well as a leader in mobile banking with our GoBank mobile bank account offering, an innovative checking account developed for use via smartphones and other mobile devices. Our products are available to consumers at more than 100,000 retailers nationwide and the Internet. Our products and services include Green Dot-branded and co-branded GPR cards, Visa-branded gift cards, reload services through our Green Dot Network, through retailers’ specially-enabled POS devices or using our MoneyPak product, and GoBank.
Financial Results and Trends
Total operating revenues for the three and nine months ended September 30, 2014 were $144.7 million and $450.9 million, respectively, compared to $136.5 million and $431.3 million for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2014, total operating revenues were favorably impacted by increases in card revenues and other fees and interchange revenues. Card revenues and other fees increased primarily due to higher volume of monthly maintenance fees and new card fee revenues. Interchange revenues increased primarily due to period-over-period growth in purchase volume, as described below. During the three and nine months ended September 30, 2014, total operating revenues were offset by a decrease in cash transfer revenues primarily due to period-over-period growth in the number of fee-free cash transfers, a shift in volume to lower priced cash transfer products and our continued transition away from our MoneyPak PIN product method of cash reloads, as discussed further below.
Total operating expenses for the three and nine months ended September 30, 2014 were $131.3 million and $392.2 million, respectively, compared to $128.6 million and $382.6 million for the three and nine months ended September 30, 2013, respectively. Total operating expenses were adversely impacted by increases in sales and marketing expenses and other general and administrative expenses and partially offset by reductions in compensation and benefits expenses and processing expenses. Sales and marketing expenses increased primarily due to increased sales commissions and costs associated with manufacturing and distributing card packages, partially offset by declines in advertising costs. Other general and administrative expenses increased primarily due to increases in transaction losses, depreciation and amortization of property and equipment and professional services. Compensation and benefits expenses decreased primarily due to an increase to our overall capitalization rate associated with internally-developed software, a decline in retention-based incentives associated with our acquisition of Loopt, and a decrease in third-party contractor expenses. Processing expense decreased primarily due to a reduction in fees paid to third-party issuing banks.
During the three months ended September 30, 2014, we received net cash proceeds of $6.4 million in connection with the settlement of a lawsuit. We recorded this settlement, net of the reimbursement of legal and other costs incurred in connection with the litigation, as other income on our consolidated statements of operations.
Income tax expense for the three and nine months ended September 30, 2014 was $6.8 million and $24.5 million, respectively, compared to $2.6 million and $18.1 million for the three and nine months ended September 30, 2013, respectively. Income tax expense increased primarily as a result of generating higher taxable income and a higher effective tax rate.
We expect to continue to incur additional sales and marketing expenses during the fourth quarter of 2014 related to manufacturing and distribution costs associated with new products, including the continued roll-out of our GoBank product at Walmart and the seasonal impact of sales of our gift card products. We recognize the cost of manufacturing and distributing new card packages over the related sales period, the cost of merchandising those new card packages as incurred, and the cost of personalized GPR cards, when activated, over the average card lifetime, as defined within our Annual Report on Form 10-K for the year ended December 31, 2013 under "Critical Accounting Policies and Estimates." We have introduced a number of new products and partnerships over the last several quarters, and expect we will continue to do so during the fourth quarter of 2014, such as the roll-out of GoBank at Walmart. It follows that we expect our sales and marketing expenses to increase on a year-over-year basis in absolute dollars and as a percentage of revenues during the fourth quarter of 2014.
We also expect to incur general and administrative expenses during the fourth quarter of 2014 related to our acquisition of Santa Barbara Tax Products Group ("TPG"), as discussed in Note 15 — Subsequent Events to the Consolidated Financial Statements included herein. These additional costs relate primarily to transaction costs of approximately $4.0 million and the absorption of approximately $6.0 million in operating expenses associated with TPG's business.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of POS swipe reload transactions and MoneyPaks that we sell through our retail distributors in a specified period. We sold 11.64 million and 11.43 million POS swipe reload transactions and MoneyPaks in the three months ended September 30, 2014 and 2013, respectively, and 34.97 million and 34.00 million POS swipe reload transactions and MoneyPaks in the nine months ended September 30, 2014 and 2013, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.62 million and 4.41 million active cards outstanding as of September 30, 2014 and 2013, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $4.6 billion and $4.4 billion for the three months ended September 30, 2014 and 2013, respectively, and $14.5 billion and $13.9 billion for the nine months ended September 30, 2014 and 2013, respectively. We review this metric in conjunction with purchase volume and give greater weight to our purchase volume when assessing our operating performance because we believe it is a better indicator of interchange revenue performance.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.3 billion for both the three months ended September 30, 2014 and 2013, and $10.6 billion and $10.1 billion for the nine months ended September 30, 2014 and 2013, respectively.
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR and GoBank cards to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees when a consumer purchases a GPR, gift, or GoBank card in a retail store. Other revenues consist primarily of fees associated with optional products or services, which we generally offer to consumers during the card activation process. Optional products and services include providing a second card for an account and expediting delivery of the personalized GPR card that replaces the temporary card obtained at the retail store.
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of Green Dot-branded, co-branded and GoBank cards in our portfolio and upon the extent to which fees are waived based on significant usage. Our aggregate ATM fee revenues vary based upon the number of cardholder

ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of Green Dot-branded, co-branded and GoBank active cards in our portfolio and the extent to which cardholders enroll in our VIP program, which has no ATM fees, or conduct ATM transactions on our fee-free ATM network. Our aggregate new card fee revenues vary based upon the number of GPR and GoBank cards activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new card fees between Green Dot-branded and co-branded products and between GPR cards, gift cards and GoBank cards.
Cash Transfer Revenues — We earn cash transfer revenues when consumers fund their cards through a POS swipe reload transaction in a retail store or purchase and use a MoneyPak. Our aggregate cash transfer revenues vary based upon the total number of POS swipe reload transactions and MoneyPaks sold and the average price per POS swipe reload transaction or MoneyPak. The average price per POS swipe reload transaction or MoneyPak depends upon the relative numbers of cash transfer sales at our different retail distributors and on the mix of POS swipe reload transactions and MoneyPaks at certain retailers that have different fees for the two types of reload transactions.
Interchange Revenues — We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, when customers make purchase transactions using our products. Our aggregate interchange revenues vary based primarily on the number of active cards in our portfolio, the average transactional volume of the active cards in our portfolio and on the mix of cardholder purchases between those using signature identification technologies and those using personal identification numbers and the corresponding rates.
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
Operating Expenses
We classify our operating expenses into the following four categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the sales commissions we pay to our retail distributors and brokers, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized GPR and GoBank cards to consumers who have activated their cards. We generally establish sales commission percentages in long-term distribution agreements with our retail distributors, and aggregate sales commissions are determined by the number of prepaid cards, GoBank accounts and cash transfers sold at their respective retail stores and, in certain cases, by the revenue generated from the ongoing use of those cards. We incur advertising and marketing expenses for television, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of GPR and GoBank cards activated.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended September 30, 2014 and 2013
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Three Months Ended September 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$58,948	40.7%	$51,066	37.4%
Cash transfer revenues	44,085	30.5	47,193	34.6
Interchange revenues	43,757	30.3	40,872	29.9
Stock-based retailer incentive compensation	(2,131)	(1.5)	(2,587)	(1.9)
Total operating revenues	$144,659	100.0%	$136,544	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $58.9 million for the three months ended September 30, 2014, an increase of $7.8 million, or 15.3%, from the comparable period in 2013. The increase was primarily due to higher monthly maintenance fees of $3.6 million, driven by growth in the number of active cards and a greater proportion of these fees from our Green Dot-branded products, which have a higher average maintenance fee, and an increase of $0.7 million in new card fee revenues driven by period-over-period growth in new cards activated. Card revenues and other fees also increased approximately $2.0 million due to other fee revenues.
Cash Transfer Revenues — Cash transfer revenues totaled $44.1 million for the three months ended September 30, 2014, a decrease of $3.1 million, or 6.6%, from the comparable period in 2013. Although we had period-over-period growth of 1.8% in the number of cash transfers sold, we had a greater number of fee-free cash transfers as compared to the same period in 2013. The increase in fee-free cash transfers was driven by customer adoption of one of our recently introduced products at Walmart. Additionally, cash transfer revenues declined as our volumes shift towards sales of lower-priced products at certain retail distributors, particularly within the dollar store vertical. During the fourth quarter of 2014, we expect to continue phasing out the PIN reload method of adding cash to prepaid cards. As such, the current MoneyPak PIN reload product will be fully replaced by other methods of card reloading by the end of the first quarter of 2015. While we do not expect the phase-out of the MoneyPak PIN product to have any material impact to our revenues in the fourth quarter of 2014, we are unable to predict the long-term impact to our reloading customer behavior, if any, and corresponding revenues in 2015 and successive years.

Interchange Revenues — Interchange revenues totaled $43.8 million for the three months ended September 30, 2014, an increase of $3.0 million, or 7.4%, from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 2.7% in purchase volume and an increase in the effective interchange rate we earned on purchase volume for the current three month period.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $2.1 million for the three months ended September 30, 2014, a decrease of $0.5 million or 19% with the comparable period in 2013. Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended September 30, 2014. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock. The decrease in the stock-based retailer incentive compensation is the result of a decrease in the average stock price in the three months ended September 30, 2014 compared with the corresponding period in 2013.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$55,599	38.4%	$52,042	38.1%
Compensation and benefits expenses	31,487	21.8	32,343	23.7
Processing expenses	19,529	13.5	22,231	16.3
Other general and administrative expenses	24,716	17.1	21,954	16.1
Total operating expenses	$131,331	90.7%	$128,570	94.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $55.6 million for the three months ended September 30, 2014, an increase of $3.6 million, or 6.9% from the comparable period in 2013. This increase was primarily the result of an increase of $4.1 million in sales commissions and $0.9 million of additional costs of manufacturing and distributing card packages, driven by period-over-period growth in new cards activated and a 1.8% increase in the number of cash transfers sold. The cost of manufacturing and distributing card packages also increased as we rolled out new products, including our GoBank product at Walmart. Sales and marketing expenses were partially offset by a decrease in overall advertising expenses of $1.6 million. For the remainder of 2014, we expect to incur additional sales and marketing expenses, as discussed above under "Financial Results and Trends."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $31.5 million for the three months ended September 30, 2014, a decrease of $0.9 million or 2.8% from the comparable period in 2013. This decrease was primarily the result of an increase to our overall capitalization rate associated with internally-developed software and the absence of retention-based incentives associated with our acquisition of Loopt for the three months ended September 30, 2014, which had favorable impacts of $4.3 million and $1.9 million, respectively. These favorable impacts were offset by an increase of $4.9 million in employee salaries and related benefits due to growth in employee headcount.
Processing Expenses — Processing expenses totaled $19.5 million for the three months ended September 30, 2014, a decrease of $2.7 million or 12.2% from the comparable period in 2013. This decrease was primarily due to our reduction of $2.4 million in fees paid to third-party issuing banks as we transitioned our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014. While we expect processing expenses to be favorably impacted by the February 2014 transition of our card issuing program with GE Capital Retail Bank to Green Dot Bank, there can be no assurance that our processing expenses will decline on a year-over-year basis in absolute dollars or as percentage of total operating revenues for the remainder of 2014 or in future years because these expenses are subject to a variety of factors, many of which are outside our control.
Other General and Administrative Expenses — Other general and administrative expenses totaled $24.7 million for the three months ended September 30, 2014, an increase of $2.7 million or 12.3%, from the comparable period in 2013. This increase was primarily the result of a $1.7 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new product launches and infrastructure, a $1.7 million increase in professional services, primarily associated with our acquisition of TPG, and a $1.2 million increase in our provision for uncollectible overdrawn accounts related to purchase transactions. These declines were partially offset by decreases of $1.2 million in transaction losses, primarily associated with customer disputed transactions, and $0.7 million in impairment charges associated with internally-developed software.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended September 30,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	1.8
General business credits	(5.5)	(6.2)
Employee stock-based compensation	0.5	(0.4)
Other	0.1	0.2
Effective tax rate	32.8%	30.4%
Our income tax expense increased by $4.1 million to $6.8 million in the three months ended September 30, 2014 from the comparable period in 2013 due to an increase in income before income taxes over those same periods and an increase in our effective tax rate by 2.4 percentage points from 30.4% to 32.8% primarily due to a decrease in general business credits. In the third quarter of 2013, we recognized general business credits related to California's enterprise zone program for tax years 2013 and prior.
Comparison of Nine-Month Periods Ended September 30, 2014 and 2013
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$188,007	41.7%	$170,762	39.6%
Cash transfer revenues	135,852	30.1	137,161	31.8
Interchange revenues	133,626	29.7	129,541	30.0
Stock-based retailer incentive compensation	(6,541)	(1.5)	(6,163)	(1.4)
Total operating revenues	$450,944	100.0%	$431,301	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $188.0 million for the nine months ended September 30, 2014, an increase of $17.2 million, or 10.1%, from the comparable period in 2013. The increase was primarily the result of higher monthly maintenance fees of $11.8 million, driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2014 and 2013—Operating Revenues—Card Revenues and Other Fees" as well as $5.6 million related to additional fee revenue from the removal of courtesy fee waivers on certain accounts during the first quarter of 2014. Card revenues and other fees also increased due to an increase of $3.8 million in new card fee revenues, driven by period-over-period growth in new cards activated.
Cash Transfer Revenues — Cash transfer revenues totaled $135.9 million for the nine months ended September 30, 2014, a decrease of $1.3 million, or 0.9%, from the comparable period in 2013. Although we had period-over-period growth of 2.9% in the number of cash transfers sold, cash transfer revenues decreased as a result of the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2014 and 2013—Operating Revenues—Cash Transfer Revenues."
Interchange Revenues — Interchange revenues totaled $133.6 million for the nine months ended September 30, 2014, an increase of $4.1 million, or 3.2%, from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 5.3% in purchase volume, partially offset by a decline in the overall effective interchange rate we earned on purchase volume during the nine month comparable periods. This rate decline was the result of a shift in the mix of payment networks and payment types.

Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $6.5 million for the nine months ended September 30, 2014, an increase of $0.3 million, or 4.8%, from the comparable period in 2013. Our right to repurchase lapsed as to 331,290 shares issued to Walmart during the nine months ended September 30, 2014. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock. The increase was the result of a higher average stock price in the nine months ended September 30, 2014 compared with the corresponding period in 2013.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$173,042	38.3%	$159,899	36.6%
Compensation and benefits expenses	88,665	18.7	95,297	21.4
Processing expenses	58,893	12.9	64,178	14.2
Other general and administrative expenses	71,624	15.3	63,200	14.0
Total operating expenses	$392,224	85.2%	$382,574	86.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $173.0 million for the nine months ended September 30, 2014, an increase of $13.1 million, or 8.2% from the comparable period in 2013. This increase was driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2014 and 2013—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $88.7 million for the nine months ended September 30, 2014, a decrease of $6.6 million or 6.9% from the comparable period in 2013. This decrease was driven by the factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2014 and 2013—Operating Expenses—Compensation and Benefits Expenses."
Processing Expenses — Processing expenses totaled $58.9 million for the nine months ended September 30, 2014, a decrease of $5.3 million or 8.3% from the comparable period in 2013. The decrease was driven by the factor discussed above under “Comparison of Three-Month Periods Ended September 30, 2014 and 2013—Operating Expenses—Processing Expenses." This decrease was partially offset by an increase of $2.6 million in processing and payment network costs, driven by period-over-period growth of 5.3% in purchase volume.
Other General and Administrative Expenses — Other general and administrative expenses totaled $71.6 million for the nine months ended September 30, 2014, an increase of $8.4 million or 13.3%, from the comparable period in 2013. This increase was primarily the result of a $5.9 million increase in transaction losses, primarily associated with customer disputed transactions, and a $4.3 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new product launches and infrastructure. These increases were partially offset by a decrease of $1.2 million in telecommunication expenses and $1.8 million in impairment charges for the comparable periods.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	1.8
General business credits	(2.3)	(3.2)
Employee stock-based compensation	0.9	1.6
Other	0.4	0.2
Effective tax rate	36.0%	35.4%

Our income tax expense increased by $6.4 million to $24.5 million for the nine months ended September 30, 2014 from the comparable period in 2013 due to an increase in income before income taxes and a slight increase in our effective tax rate by 0.6% from 35.4% to 36.0%.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Total cash provided by (used in)
Operating activities	$46,823	$92,993
Investing activities	(54,649)	(78,915)
Financing activities	217,333	19,132
Increase in unrestricted cash and cash equivalents and federal funds sold	$209,507	$33,210
For the nine months ended September 30, 2014 and 2013, we financed our operations primarily through our cash flows from operations. At September 30, 2014, our primary source of liquidity was unrestricted cash and cash equivalents totaling $632.6 million. We also consider our $213.5 million of available-for-sale investment securities to be highly-liquid instruments.
In connection with our acquisition of TPG in October 2014, we entered into a $225.0 million credit agreement ("Credit Agreement"). Refer to Note 15 — Subsequent Events to the Consolidated Financial Statements included herein for additional information. Under the Credit Agreement, we are required to make quarterly principal payments of $5.6 million as well as interest payments. The Credit Agreement includes a revolving facility that we expect to use for working capital and other general corporate purposes. Under the Credit Agreement, we are subject to customary affirmative and negative covenants, including leverage and coverage ratios.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and our available revolving credit facility will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next year.
Cash Flows from Operating Activities
Our $46.8 million of net cash provided by operating activities in the nine months ended September 30, 2014 was primarily the result of $43.5 million of net income, adjusted for certain non-cash operating expenses of $45.7 million, decreases in accounts receivable and income tax receivable of $19.8 million and $14.2 million, respectively, partially offset by a $49.1 million payment to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances and a decrease in accounts payable and other accrued liabilities of $10.5 million. Our $93.0 million of net cash provided by operating activities in the nine months ended September 30, 2013 principally resulted from $33.0 million of net income, adjusted for certain non-cash operating expenses of $39.3 million, partially offset by a decrease in prepaid expenses and other assets and income tax receivable of $5.7 million and $7.5 million, respectively.
Cash Flows from Investing Activities
Our $54.6 million of net cash used in investing activities in the nine months ended September 30, 2014 reflects payments for acquisition of property and equipment, purchases of available-for-sale investment securities, net of sales and maturities, and a business acquisition of $23.8 million, $15.5 million and $14.9 million, respectively. Our $78.9 million of net cash used in investing activities in the nine months ended September 30, 2013 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $53.0 million and payments for acquisition of property and equipment of  $26.9 million.
Cash Flows from Financing Activities
Our $217.3 million of net cash provided by financing activities in the nine months ended September 30, 2014 was primarily the result of a $222.3 million increase in customer deposits and $5.0 million in proceeds from the exercise of stock options, partially offset by a decrease in obligations to customers of $13.7 million. The increase in customer deposits is primarily a result of the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank. Our $19.1 million of net cash provided by financing activities in the nine months ended September 30, 2013 was primarily the result of increases in obligations to customers and customer deposits of $15.0 million and $9.2 million, respectively.

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
Contractual Obligations
Other than the Credit Agreement discussed above, there have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
As of and for the nine months ended September 30, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Capital Requirements for Bank Holding Companies
As of September 30, 2014 and December 31, 2013, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since September 30, 2014 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
September 30, 2014
Tier 1 leverage	$423,359	40.0%	$52,931	5.0%
Tier 1 capital	423,359	107.4	23,646	6.0
Total risk-based capital	423,794	107.5	39,410	10.0

December 31, 2013
Tier 1 leverage	$370,476	45.8%	$40,418	5.0%
Tier 1 risk-based capital	370,476	100.8	22,057	6.0
Total risk-based capital	370,476	100.8	36,762	10.0

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses from changes in market factors such as foreign currency exchange rates, credit, interest rates and equity prices. We believe that we have limited exposure to risks associated with changes in foreign currency exchange rates and equity prices. We have no significant foreign operations, and we do not transact business in foreign currencies.
Interest rate risk
We do not consider our cash and cash equivalents or our investment securities to be subject to significant interest rate risk due to their short duration.
As of October 23, 2014, we had $150.0 million term loan outstanding under our $225.0 million credit agreement ("Credit Agreement"). Refer to Note 15 — Subsequent Events to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our Credit Agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of October 23, 2014, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Credit and liquidity risk
We also have exposure to credit and liquidity risk associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from our retail distributors that collect funds and fees from our customers, and amounts due from our issuing banks for fees collected on our behalf.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. Legal Proceedings
Refer to Note 13 — Commitments and Contingencies to the Consolidated Financial Statements included herein for information regarding our legal proceedings.
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
Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and related products and services;

•	the timing and volume of tax refunds processed by us, including the impact of any general delays in tax refund disbursements from the U.S. Treasury;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	changes in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors and network acceptance members;

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

•
volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses or fluctuations in the valuations of vesting equity that cause variations in our stock-based retailer incentive compensation; and

•
changes in the political or regulatory environment affecting the banking or electronic payments industries generally or the industries for prepaid financial services and tax refund processing specifically.

The loss of operating revenues from Walmart and our three other largest retail distributors would adversely affect our business.
Historically, most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart and from products and services sold at the store locations of our three other largest retail distributors, as a group, were approximately 55% and 22%, respectively, in the nine months ended September 30, 2014. We do not expect the percentage of our 2014 total operating revenues derived from products and services sold at Walmart stores to change significantly from the percentage in the nine months ended September 30, 2014, and expect that Walmart and our other three largest retail distributors will continue to have a significant impact on our operating revenues in future years. Although in 2015, on the whole, we expect this concentration to diminish as we begin offering tax refund-related products and services following our acquisition of Santa Barbara Tax Products Group ("TPG"), we expect the concentration within our prepaid financial products and services business to continue. It would be difficult to replace any of our large retail distributors, particularly Walmart, and the operating revenues derived from sales of our products and services at their stores. Accordingly, the loss of Walmart or any of our other three largest retail distributors would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our base of tax preparation partners is concentrated and our success depends in part on our ability to retain existing partners.
If one or more of our major tax preparation partners were to substantially reduce or stop offering our products or services to their customers, our business, operating results and financial condition would be harmed. Historically, substantially all of TPG’s revenues have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from any of our current tax preparation partners and our tax preparation partners may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be assured that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
Our future success depends upon the active and effective promotion of our products and services by retail distributors and tax preparation partners, but their interests and operational decisions might not always align with our interests.
Historically, most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Following our acquisition of TPG, we expect this dependence on retail distributors to continue and expand to include tax preparation partners as the TPG business is largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products, including competing prepaid cards and tax refund-related financial services, for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on our retail distributors and tax preparation partners and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services; they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues may also be negatively affected by our operational decisions by our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several types for tax refund-related products and services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
Our operating revenues for a particular period are difficult to predict, and a shortfall in our operating revenues may harm our results of operations.
Our operating revenues for a particular period are difficult to predict. Our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as the failure of our supply chain management efforts to increase revenues, delays in implementing revenue growth activities or the failure of these activities to generate expected revenues, and increased competition within the store locations of many of our largest retail distributors. We also expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results from the provision of prepaid financial services for each of the first two quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. We expect these seasonal trends to be amplified in 2015 as a result of our provision of tax refund-related products and services following our acquisition of TPG. Historically, TPG’s business was highly seasonal as it generated the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half, of each calendar year.
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
The industries in which we compete are highly competitive, which could adversely affect our operating results.
The prepaid financial services and tax refund services industries are highly competitive and includes a variety of financial and non-financial services vendors. We expect competition in the markets in which we compete will continue and intensify as existing competitors and new market entrants have brought to market products and services that are substantially similar to ours or that may be perceived to be better than ours. For example, Walmart, Walgreens and CVS have been selling competitive products at their store locations for the past several years. Competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

•
prepaid card program managers, such as American Express, First Data, Total Systems Services, AccountNow, and other traditional banks, such as J.P. Morgan Chase, that have entered the prepaid card market;

•	reload network providers, such as Visa, Western Union and MoneyGram;

•	prepaid card distributors, such as InComm and Blackhawk Network; and

•
providers of tax refund-related products and services, including tax preparation businesses with their own internally-developed products and services and independent providers, such as Republic Bank & Trust Company.

Some of these vendors compete with us in more than one of the vendor categories described above, while others are primarily focused in a single category. In addition, competitors in one category have worked or are working with competitors in other categories to compete with us. A portion of our cash transfer revenues is derived from reloads to cards managed by companies that compete with us as program managers. We also face actual and potential competition from retail distributors or from other companies, such as PayPal and Visa that have decided or may in the future decide to compete, or compete more aggressively, in the prepaid financial services industry. Similarly, some of our tax preparation partners have developed or may seek to develop their own products and services that compete with our tax refund-related products and services.
We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. In particular, our GoBank product is designed to compete directly with banks by providing products and services that they have traditionally provided. These and other competitors in the larger electronic payments industry are introducing new and innovative products and services, such as those involving radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, that compete with ours. We expect that this competition will continue as the prepaid financial services industry and the larger banking and electronic payments industry continues to rapidly evolve. We also expect to compete with businesses outside the traditional tax refund-related services industry in the future as new entrants seek to develop software solutions that may replace the need for our tax refund-related products and services.
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We could experience increased price competition as we are facing increased competition with a greater number of offerings from existing competitors and new market entrants at the stores of many of our retail distributors. If this happens, we expect that the purchase and use of our products and services would decline in the near term and farther into the future. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners and decrease the prices of our products and services, any of which would likely adversely affect our operating results.
Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services as well as tax refund-related products and services. If we fail to compete effectively against any of the foregoing threats, our revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use and acceptance of our cards and reload network, reduce the use of our tax refund-related products and services, and may adversely affect our financial position and results of operations.
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
The provision of prepaid financial services and tax refund-related products and services is highly regulated and, from time to time, the laws and regulations affecting these industries, and the manner in which they are interpreted, are subject to change and legal action. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to our industries could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable.
If onerous regulatory requirements were imposed on the sale of our products and services, the requirements could lead to a loss of retail distributors or tax preparation partners, which, in turn, could materially and adversely impact our operations. Moreover, if our products are adversely impacted by the interpretation or enforcement of these regulations or we or any of our retail distributors or tax preparation partners were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our cards through that noncompliant retail distributor, which could have a material adverse effect on our business, financial position and results of operations.
State and federal legislators and regulatory authorities remain increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. For example, federal legislation, such as the bill proposed by Senator Menendez, known as the Prepaid Card Consumer Protection Act of 2013, could limit the amount of fees, including monthly fees, that we would be able to charge and could impose operational requirements, such as closing and refunding certain dormant prepaid cards, which could decrease our operating revenues and increase our operating expenses. Proposed legislation in New Jersey could, if passed, also limit the types and amounts of fees that we would be able to charge, which could decrease our operating revenues. Additionally, the Consumer Financial Protection Bureau, or CFPB, issued an advance notice of proposed rulemaking in May 2012, requesting comment on topics including the scope of regulation of prepaid cards, fees and disclosures applicable to prepaid cards, product features and other information. If the CFPB's rulemaking or other new regulations or laws result in changes in the way we are regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Furthermore, changes to the limitations placed on fees or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues. However, as the CFPB has not yet proposed any such rules, and no such rules related to prepaid cards are expected until late-2014, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business.
We operate in a highly regulated environment, and failure by us, the banks that issue our cards, the businesses that participate in our reload network, the banks that assist with our tax refund-related products and services, and our tax preparation partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the nine months ended September 30, 2014, interchange revenues represented 29.7% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, card production, and customer service, are outsourced to third-party vendors, such as Total System Services, Inc. for card processing. We also depend on third-party banks to assist with our tax refund-related products and services. It would be difficult to replace some of our third-party vendors, particularly Total System Services, Inc., in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us and our business and operations could be adversely affected. In particular, due to the seasonality in our tax refund-related business, any material service interruptions or service delays with key vendors during the tax season could result in losses that have an even greater adverse effect on that business than would be the case with our overall business.
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
We and our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information in connection with the sale and use of our products and services. Our encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the third-party banks that issue our cards or at our retail distributors, tax preparation partners, network acceptance members or third-party processors could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, which could have a significant adverse impact on our operating results.
Litigation or investigations could result in significant settlements, fines or penalties.
We are subject to regulatory oversight in the normal course of our business, and have been and from time to time may be subject to regulatory or judicial proceedings or investigations. The outcome of securities class actions and other litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, network acceptance members and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.
We must adequately protect our brand and our intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others.
The Green Dot, GoBank and TPG brands are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
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
Maintenance fee assessments accounted for approximately 91% of aggregate overdrawn account balances in the nine months ended September 30, 2014, as compared to approximately 96% in the nine months ended September 30, 2013. Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account.
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
If we are unable to successfully integrate an acquired business or technology or otherwise address these difficulties and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally. Unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company may result in the diversion of our management's attention from other business issues and opportunities. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Failures or difficulties in integrating the operations of the businesses that we acquire, including their personnel, technology, compliance programs, financial systems, distribution and general business operations and procedures, marketing, promotion and other relationships, may affect our ability to grow and may result in us incurring asset impairment or restructuring charges.
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
An impairment charge of goodwill could have a material adverse impact on our financial condition and results of operations.
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant substantial portion of our consolidated assets. Our net goodwill and intangible assets were $50.8 million as of September 30, 2014 and will increase as a result of our acquisition of TPG in October 2014. In addition, under accounting principles generally accepted in the United States, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal and regulatory factors, operating performance indicators, competition and other factors. We may be required to record goodwill impairment charges relating to certain of our reporting units if the fair value of our reporting units is less than their carrying value.
In addition, under accounting principles generally accepted in the United States, if we experience a decrease in our stock price and market capitalization over a sustained period, we may have to record an impairment charge in the future. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2014, we had assets subject to settlement risk of $55.7 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our debt agreements contain restrictive covenants and financial ratio tests that restrict or prohibit our ability to engage in or enter into a variety of transactions. If we fail to comply with these covenants or tests, our indebtedness under these agreements could become accelerated, which could adversely affect us.
In October 2014 we entered into a 225.0 million term credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and other lenders. This agreement contains various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries’ business, taken as a whole, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.
Under the agreement, we have agreed to maintain compliance with maximum consolidated leverage and consolidated fixed charge coverage ratios of 1.75 and 1.25, respectively, at the end of any fiscal quarter. Our ability to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors" section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.
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

10.1†
GoBank Amendment to MoneyCard Program Agreement dated as of August 26, 2014 by and among Green Dot Corporation and Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

10.2†
Green Dot Everyday-Branded Additional Card Amendment to Walmart MoneyCard Program Agreement dated as of June 1, 2014 by and among Green Dot Corporation and Wal-Mart Stores, Inc., Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

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

Green Dot Corporation

Date:	November 7, 2014	By:	/s/ Grace T. Wang
		Name:	Grace T. Wang
		Title:	Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1†
GoBank Amendment to MoneyCard Program Agreement dated as of August 26, 2014 by and among Green Dot Corporation and Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

10.2†
Green Dot Everyday-Branded Additional Card Amendment to Walmart MoneyCard Program Agreement dated as of June 1, 2014 by and among Green Dot Corporation and Wal-Mart Stores, Inc., Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

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