Form 10-K
period 2014-12-31
GREEN DOT CORP
filed 2015-03-02
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $682.1 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 51,672,672 shares of Class A common stock, par value $0.001 per share (which number does not include 1,515,462 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of January 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be held on or about May 28, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot Corporation, along with its wholly owned subsidiaries, is a pro-consumer financial technology innovator with a mission to reinvent personal banking for the masses. We are the largest provider of reloadable prepaid debit cards and cash reload processing services in the United States. We are also a leader in mobile technology and mobile banking with our award-winning GoBank mobile checking account. Through our wholly owned subsidiary, TPG, we are additionally the largest processor of tax refund disbursements in the U.S. Our products and services are available to consumers through a large-scale "branchless bank" distribution network of more than 100,000 U.S. retail locations, thousands of neighborhood financial service center locations, online, in the leading app stores and through approximately 25,000 tax preparation offices and leading online tax preparation providers.
The combination of our innovative products and services, broad retail distribution and proprietary technology creates powerful network effects, which we believe enhance the value we deliver to our customers, our retail distributors and other participants in our network.
We were incorporated in Delaware in October 1999 as Next Estate Communications, Inc. and changed our name to Green Dot Corporation in October 2005. We completed our initial public offering of Class A common stock in July 2010. In December 2011, we became a bank holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act, as a result of our acquisition of Bonneville Bancorp, the holding company of Bonneville Bank, a state-chartered Utah bank, which was renamed Green Dot Bank and became a member bank of the Federal Reserve System after the acquisition. In 2014, we made three acquisitions, including SBBT Holdings, LLC (“TPG”), adding tax refund processing services to the range of products and services we provide.
We manage our operations and allocate resources as a single operating segment. Financial information regarding our operations, assets and liabilities, including our total operating revenues and net income for the years ended December 31, 2014, 2013, and 2012 and our total assets as of December 31, 2014 and 2013 are included in our consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. We plan to organize our business into more than one segment as a result of the recent acquisition of TPG.
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
Our Business Model
Our business model focuses on three major elements: our consumers; our products and services; and our distribution channels.
Our Consumers
We have designed our products and services to appeal primarily to consumers living in U.S. households that earn less than $75,000 annually across the following five consumer segments:

•	Unbanked — individuals who do not have a bank account,

•
Underbanked — individuals who may hold a bank account of one type or another, but do not maintain sufficient balances or hold a sufficient enough credit standing to allow that individual to engage fully in the bank's offerings,

•	Unhappily banked — individuals who hold a bank account, but are seeking alternative solutions to that account,

•	New to banking — individuals who are coming of age or otherwise likely want and need a bank account, but have not acquired one,

•
Millennials — characterized as younger Americans who have grown up in a mobile-based, technology-driven world and who have distinct expectations and attitudes related to how they choose and consume various products and services, including financial services.

Based on data from the Federal Deposit Insurance Corporation, or FDIC, the Federal Reserve Bank, the U.S. Census, the Center for Financial Services Innovation and our proprietary data, we believe the addressable portions of these four consumer segments collectively represent a market opportunity of approximately 160 million people in the United States for our products and services.
Our Products and Services
Our principal products and services consist of branded deposit account programs, private label deposit account programs, and processing and settlement services.
Branded Deposit Account Programs
Our branded deposit account programs include Green Dot-branded and affinity-branded GPR card accounts, checking accounts and open-loop gift cards.
Green Dot-Branded and Affinity-Branded GPR Cards. Our Green Dot-branded and affinity-branded GPR card accounts are prepaid debit accounts issued by Green Dot Bank with deposits on those cards insured by the FDIC. GPR cards are designed for general spending purposes and are reloadable for ongoing long-term use.
To purchase a GPR card in a retail store location, consumers typically select the temporary GPR card from an in-store display and pay the cashier a one-time purchase fee plus the initial amount they would like to load onto their card. Our GPR cards can also be obtained online and in the mail through our direct marketing efforts. Consumers then go online or call a toll-free number to register their personal information with us so that we can activate their temporary prepaid card and mail them a personalized GPR card. As explained below, consumers can then reload their personalized GPR cards using our processing and settlement services. Funds can also be loaded on the card via direct deposit of various disbursements, such as a customer’s payroll check.
Our GPR cards are issued as Visa- or MasterCard-branded cards and can be used by consumers at merchants that accept these brands. Our cardholders can also conduct ATM cash withdrawal transactions at ATM machines that accept our cards which includes the substantial majority of ATM machines located in the United States.
For regulatory compliance, risk management, operational and other reasons, our GPR cards are not anonymous and require the customer to provide us with their personal information necessary to ensure to the satisfaction of Green Dot Bank that it has a reasonable belief that it knows the true identity of its customers.
Checking Accounts. We offer innovative checking account products, such as GoBank, that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices. In June 2013, we made our GoBank product available nationwide via GoBank.com and through a downloadable app on leading app stores. During the fourth quarter of 2014, the GoBank product was launched at Walmart stores nationwide as a product that consumers can acquire off the rack.
Open Loop Gift Cards. We offer general purpose, non-reloadable gift cards. Visa or MasterCard gift cards can be used by consumers to make purchases wherever Visa or MasterCard is accepted. Funds loaded onto gift cards are not insured by the FDIC, nor is it required that the customer provide personal identifiable information in order to use the product.
Private Label Deposit Account Programs
We have the ability to provide private label GPR card accounts on behalf of a retailer or other third party entity. Private label cards generally bear the trademarks or logos of the retail distributor or business entity, and our trademark on the packaging and back of the card. These cards have the same features and characteristics as our Green Dot-branded GPR cards, and are accepted at the same locations. We typically are responsible for managing all aspects of these programs, including strategy, product design, marketing, customer service, operations and compliance with our subsidiary bank serving as the card's issuer. Currently, our only private label program is the Walmart MoneyCard.
Processing and Settlement Services
Our processing and settlement services include our reload services and tax refund processing services.
Reload Services. We generate cash transfer revenues when consumers purchase our reload services. We offer consumers affordable and convenient ways to reload any of our GPR cards and cards from more than 120 third-party prepaid card programs, and to conduct other cash loading transactions through the Green Dot Network, our reload network, using retailers’ specially-enabled POS devices. Consumers can add funds directly to accounts we issue and accounts issued by our network acceptance members, to the extent those accounts are eligible to receive recurring deposits, at the point of sale through an automated POS swipe reload transaction. To complete transactions, consumers pay the cashier the desired amount to be reloaded, plus a service fee, and funds are reloaded onto the GPR card at the point of sale without further action required on the part of the consumer. Historically, consumers were also able to conduct cash loading transactions using our MoneyPak PIN product, which prior to 2014 was offered in all of the retail locations where our GPR cards were sold. We began phasing out the MoneyPak PIN product in 2014 and no longer offer that product by the end of the first quarter of 2015.
Tax Refund Processing Services. TPG, our wholly owned subsidiary, provides the processing technology that facilitates the receipt of a taxpayer's refund proceeds. We generate tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services, whereby we deduct the cost of the tax preparation service and the cost of our processing service from those proceeds, and remit the balance to the taxpayer per their instructions.
Our Distribution Channels
We achieve broad distribution of our products and services through distribution arrangements with more than 100,000 "brick and mortar" locations, online and through the leading app stores. Accounts issued by us or our network acceptance members can be reloaded at these brick and mortar locations.
Most of our arrangements for brick and mortar locations have been in effect with our distributors for several years. These retail distributors have contracts with us, subject to termination rights, which expire at various dates from 2015 to 2018. In general, our agreements with our retail distributors give us the right to offer branded and private label deposit account programs and reload services in their retail locations and require us to share with them by way of commissions the revenues generated by sales of these cards and reload services. We and the retail distributors generally also agree to certain marketing arrangements, such as promotions and advertising. Our operating revenues derived from products and services sold at the store locations of Walmart represented approximately 54%, 64%, and 64% of our total operating revenues for the years ended December 31, 2014, 2013, and 2012, respectively. Included in these percentages are revenues derived from the Walmart MoneyCard program, which represented approximately 38%, 45% and 49% of our total operating revenues during the years ended December 31, 2014, 2013, and 2012, respectively.
Our Relationship with Walmart. Walmart is our largest retail distributor. Green Dot Corporation has been the provider of Walmart-branded GPR cards sold at Walmart since the initiation of the Walmart MoneyCard program in 2007, and Green Dot Bank has been the issuer of those cards since early 2014. Pursuant to our agreement with Walmart and Green Dot Bank, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart displays and sells the cards and Green Dot Bank serves as the issuer of the cards and holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. In 2013, we began offering our Green Dot-branded cards at Walmart, providing consumers the choice to purchase either Green Dot-branded cards or any of the Walmart MoneyCard products, and during the fourth quarter of 2014, our GoBank checking account product was launched and made available in a retail setting at Walmart. In December 2014, the contract governing our role as program manager and bank issuer for the Walmart MoneyCard program was extended, under the same economics, terms and conditions, to December 31, 2015.
Tax Preparation Businesses. Our tax refund processing services are available to consumers through tax preparers in three core distribution channels: Franchise tax preparers, independent tax preparers utilizing professional tax software and taxpayers utilizing online tax preparation services. In general, our distribution agreements consist of revenue-sharing arrangements under which we allow our channel partners to access and utilize our processing and settlement technology as part of the tax preparation process. When our processing technology is utilized, a fee is paid by the consumer that is shared, subject to various terms of each particular distribution agreement, between the distribution partners and us.
Direct Channels. An increasing portion of our account sales are generated from digital and direct mail customer acquisition sources and we expect this trend to accelerate over time. Customers who acquire our accounts through these channels and pass identity verification typically receive an unfunded card in the mail and then can reload the card either through a cash reload or an ACH deposit transaction.
Network Acceptance Members. A large number of program managers that offer their own prepaid cards accept funds through the Green Dot Network. We provide reload services to more than 120 third-party prepaid card programs, including programs offered by UniRush and H&R Block. MasterCard’s RePower Reload Network also uses the Green Dot Network to facilitate cash reloads for its own member programs. In addition, we provide reload services to other kinds of financial services firms and their customers.

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
Marketing to Consumers
We market our products to a broad group of consumers, ranging from never-banked to fully-banked consumers. We are focusing our current sales and marketing efforts on acquisition of long-term users of our products, enhancing our brands and image, building market adoption and awareness of our products, improving customer retention and increasing card usage. To achieve these objectives, we highlight to consumers the core benefits of our products and services and how the use of our products can solve their fundamental money management needs.
Our marketing campaigns for our prepaid financial services involve creating a compelling in-store presence and product placement on television shows, retailer promotions such as circulars, online advertisements, and co-op advertising with select retail distributors. GoBank is offered at Walmart using similar strategies.
Marketing to Business Partners
We use a variety of marketing strategies to engage with our business partners, including retail distributors, tax preparation partners and network acceptance members.
When marketing our prepaid financial services to potential new retail distributors, we highlight several key benefits, including our leading national brand, our in-store presence and merchandising expertise, our cash reload network, the profitability of our products to them and our commitment to support our brand through national marketing efforts. In addition, we communicate the peripheral benefits of our products, such as their ability to generate additional foot traffic and sales in their stores and higher average purchase amounts per transaction. We engage in similar strategies when marketing to our tax preparation partners.
We market our reload network to a broad range of banks, third-party processors, program managers and others that have uses for our reload network’s cash transfer technology. When marketing to potential network acceptance members, we highlight the key benefits of our cash loading network, including the breadth of our distribution capabilities, our leadership position in the industry, the profitability of our products to them, consumer satisfaction owing to the consistency in the user experience and our ongoing support of our network's offerings through national marketing to consumers and retail partners.
Customer Service
We provide customer service through numerous technologies and channels for all of the products provided by our company to consumers. Generally customer service for our products is available to our consumers and to our distribution partners on a 24-hour per day, 365-day per year basis.
Competition
Our core businesses include the offering of prepaid cards, checking accounts and financial transaction processing services to a wide range of consumers through broad, national distribution channels. Consequently, we compete against the full spectrum of companies across the retail banking, financial services and transaction processing services industries. In addition to the direct competitors described below, we compete for access to retail distribution channels, allocation of shelf space within those retail distributors and for the attention of consumers at the retail level and online. Furthermore, many of our primary competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established in age with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, financial wherewithal, brand awareness, pricing power and technological assets to compete with us.
Prepaid Card Issuance and Program Management
We offer branded and private label deposit account card programs that directly compete with other banks that issue prepaid cards and other program managers that provide turn-key services for prepaid card programs. Primary competitors in this business include traditional credit, debit and prepaid card account issuers and prepaid card program managers like Chase, USBank, American Express, First Data, NetSpend/TSYS, UniRush, InComm, Western Union, MoneyGram and Blackhawk Network Inc.. In addition, from time to time, new entrants introduce prepaid card products or other products that seek to target that similar customer that could increase competition in this market.

Reload Networks
We offer our POS swipe reload proprietary products, which enable cash loading and transfer services through our Green Dot Network. While we believe our Green Dot Network is the leading reload network for prepaid cards in the United States, a growing number of companies are attempting to establish and grow their own reload networks. In this market, new companies, or alliances among existing companies, may be formed that rapidly achieve a significant market position. Many of these companies are substantially larger than we are and have greater resources, larger and more diversified customer bases and greater name recognition than we do. Our primary competitors in the reload network services market are: Visa, Western Union, MoneyGram, Blackhawk Network, Inc., and Incomm. Visa has broad brand recognition and a large base of merchant acquiring and card issuing banks. Western Union, MoneyGram, Blackhawk Network, Inc., and Incomm each have a national network of retail and/or agent locations. In addition, we compete for consumers and billers with financial institutions that provide their retail customers with billing, payment and funds transfer services. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do.
Tax Refund Processing
Our tax refund processing services compete directly with similar processing technologies and settlement capabilities offered by companies such as Refundo, Refund Advantage, Republic Bank and others. Furthermore, other entities, like Jackson Hewitt and H&R Block, have either fully or partially internally-developed processing and settlement capabilities to self-provide services similar to ours. It is possible that our current or potentially new distribution partners may seek to develop their own internal capabilities that compete with our tax refund processing services.
Personal Banking Services
With the nationwide launch of our first checking account product in June 2013, we have expanded into the market for consumer checking accounts. In addition to availability via digital downloading from leading app stores, since the fourth quarter of 2014, this product has been offered in a retail setting at Walmart under the GoBank brand. In this market we compete against a wide range of both traditional and non-traditional banks, including the largest banks. Many of these banks have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these banks also have other assets that could give them an advantage, including broader ranges of product offerings and/or retail branch networks. We believe that our consumer checking account products will be differentiated by their innovative technological features, innovative distribution model, consumer-friendly pricing, and branding. However, there can be no assurance that GoBank will be adopted by consumers or otherwise achieve commercial success.
Intellectual Property
We rely on a combination of patent, trademark and copyright laws and trade secret protections in the United States, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our products and services.
We own several trademarks, including Green Dot and GoBank. These assets are essential to our business. Through agreements with our network acceptance members, retail distributors and customers, we authorize and monitor the use of our trademarks in connection with their activities with us.
Our patent portfolio currently consists of seven patents and three patent applications. The term of the patents we hold is, on average, twenty years. We feel our patents and applications are essential to our business and help to differentiate our products and services from those of our competitors.
The industries in which we compete are characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors,” including the risk factors entitled “We must adequately protect our brand and the intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others,” and “We must be able to operate and scale our technology effectively to manage any future growth.”

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
These laws are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us, our subsidiary bank or the banks that issue our cards, our retail distributors, our tax preparation partners, our network acceptance members or our third-party processors is at times unclear. Any failure to comply with applicable law - either by us or by the card issuing banks, retail distributors, tax preparation partners, network acceptance members or third-party processors, over which we have limited legal and practical control - could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services.
We continually monitor and enhance our compliance program to stay current with the most recent legal and regulatory changes. We also continue to implement policies and programs and to adapt our business practices and strategies to help us comply with current legal standards, as well as with new and changing legal requirements affecting particular services or the conduct of our business generally. These programs include dedicated compliance personnel and training and monitoring programs, as well as support and guidance to our business partners on matters of regulatory compliance programs and best practices.
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
Our subsidiary bank is also subject to separate capital and leverage requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions. As of December 31, 2014, we and our subsidiary bank are each “well-capitalized” under the above standards and presently exceed our respective capital and leverage commitments.
In July 2013, the Federal Reserve and other U.S. banking regulators approved final rules that conform to the new risk-based capital, leverage and liquidity standards, known as “Basel III” that were adopted by the international Basel Committee on Banking Supervision in December 2010. The Basel III rules, which became effective for us and our bank on January 1, 2015, are subject to certain phase-in periods that occur over several years. The U.S. Basel III rules contain new capital standards that raise the quality of capital, increase minimum capital ratios and strengthen counterparty credit risk capital requirements. The U.S. Basel III rules also include a new definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which impose a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%.
Under the regulatory framework that Congress has established and bank regulators have implemented, banks are either “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Banks are generally subject to greater restrictions and supervision than bank holding companies, and these restrictions increase as the financial condition of the bank worsens. For instance, a bank that is not well-capitalized may not accept, renew or roll over brokered deposits without the consent of the FDIC. If our subsidiary bank were to become less than adequately capitalized, the bank would need to submit to bank regulators a capital restoration plan that was guaranteed by us, as its bank holding company. The bank would also likely become subject to further restrictions on activities, such as entering into new lines of business, or would be required to conduct activities that have the effect of limiting asset growth or preventing acquisitions. A bank that is undercapitalized would also be prohibited from making capital distributions, including dividends, and from paying management fees to its bank holding company if the institution would be undercapitalized after any such distribution or payment. A significantly undercapitalized institution would be subject to mandatory capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator. Under these regulatory guidelines, we remain well-capitalized.
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
Issuing Banks. All of the GPR cards that we provide and the Walmart gift cards we service are issued by Green Dot Bank or either a federally- or state-chartered third-party bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, to among other things, undertake compliance actions similar to those described under “Anti-Money Laundering Laws” above and comply with the privacy regulations promulgated under the GLB Act as discussed under “Privacy and Information Safeguard Laws” above. Our subsidiary bank is subject to the additional regulatory oversight and legal obligations described above, in its capacity as issuing bank of our GPR cards.
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
In December 2014, the Consumer Financial Protection Bureau, or CFPB, issued a notice of proposed rulemaking requesting comment on proposed amendments to Regulation E, which implements the Electronic Fund Transfer Act, and Regulation Z, which implements the Truth in Lending Act. The proposed rules seek to, among other things, create comprehensive consumer protections for prepaid financial products, create a new disclosure regime regarding fees charged for acquiring and using prepaid cards, and impose new requirements on any credit features associated with prepaid accounts. The CFPB proposed rules are open for public commentary until March 23, 2015. If the CFPB's rulemaking or other new regulations or laws result in changes in the way we are regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues.
Payment Networks
In order to provide our products and services, we, as well as our subsidiary bank, Green Dot Bank, are contracted members with Visa and MasterCard and, as a result, are subject to payment network rules that could subject us to a variety of fines or penalties that may be levied by the payment networks for certain acts or omissions. Visa and MasterCard set the standards with which we and the card issuing banks must comply.
Employees
As of December 31, 2014, we had 857 employees, including 606 in general and administrative, 76 in sales and marketing, and 175 in research and product development. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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
Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and other products and services;

•	the timing and volume of tax refunds processed by us, including the impact of any general delays in tax refund disbursements from the U.S. Treasury;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	changes in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors and network acceptance members;

•
the timing of commencement of new product development and initiatives that cause us to expand into new distribution channels, the timing of costs of existing product roll-outs to new retail distributors and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

•	our ability to effectively sell our products through online and direct mail marketing initiatives;

•	our ability to obtain timely regulatory approval for strategic initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns;

•	the amount and timing of costs related to the development or acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•
the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure, including our investments in a processing solution to replace our current processing services provider;

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

The loss of operating revenues from Walmart would adversely affect our business.
Historically, most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 54% for the year December 31, 2014. Included in this percentage, are operating revenues derived from the Walmart MoneyCard program, which represented approximately 38% of our total operating revenues. We expect that Walmart will continue to have a significant impact on our operating revenues in future years. Although in 2015, on the whole, we expect this concentration to decrease as a result of organic growth outside of Walmart and the additions of several recent acquisitions, it would be difficult to replace Walmart, and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with these retail distributors have terms that expire at various dates between 2015 and 2018, and they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of us, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. Walmart also has the right to terminate its agreement prior to its expiration or renewal for a number of other specified reasons, including: a change by us in our card operating procedures that Walmart reasonably believes will have a material adverse effect on Walmart's operations; our inability or unwillingness to make Walmart MoneyCards reloadable outside of our reload network in the event that our reload network does not meet particular size requirements in the future; and in the event Walmart reasonably believes that it is reasonably possible, after the parties have explored and been unable to agree on any alternatives, that the Federal Reserve Board may determine that Walmart exercises a controlling influence over our management or policies. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our base of tax preparation partners is concentrated and our success depends in part on our ability to retain existing partners.
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our business, operating results and financial condition would be harmed. Historically, substantially all of TPG’s revenues have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from any of our current tax preparation partners and our tax preparation partners may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be assured that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
Our future success depends upon the active and effective promotion of our products and services by retail distributors and tax preparation partners, but their interests and operational decisions might not always align with our interests.
Historically, most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. Following our acquisition of TPG, we expect this dependence on retail distributors to continue and expand to include tax preparation partners as the TPG business is largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products, including competing prepaid cards and tax refund processing services, for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on our retail distributors and tax preparation partners and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services; they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by operational decisions by our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several types for tax refund processing services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
Our operating revenues for a particular period are difficult to predict, and a shortfall in our operating revenues may harm our results of operations.
Our operating revenues for a particular period are difficult to predict. Our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as the failure of our supply chain management efforts to increase revenues, delays in implementing revenue growth activities or the failure of these activities to generate expected revenues, and increased competition within the store locations of many of our largest retail distributors. We also expect seasonal or other influences, including potential fluctuations in stock-based retailer incentive compensation caused by variations in our stock price, to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results from the provision of prepaid financial services for each of the first two quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. We expect these seasonal trends to be amplified in 2015 as a result of our provision of tax refund processing services following our acquisition of TPG. TPG’s business is highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year.
Our ability to increase card usage and cardholder retention and to attract new long-term users of our products can also have a significant effect on our operating revenues. We may be unable to generate increases in card usage, cardholder retention or attract new long-term users of our products for a number of reasons, including our inability to maintain our existing distribution channels, the failure of our cardholder retention and usage incentives to influence cardholder behavior, our inability to predict accurately consumer preferences or industry changes and to modify our products and services on a timely basis in response thereto, and our inability to produce new features and services that appeal to existing and prospective customers. As a result, our operating results could vary materially from period to period based on the degree to which we are successful in increasing card usage and cardholder retention and attracting long-term users of our products.
Any of the above factors could have a material adverse impact on our business, operating results and financial condition.
The industries in which we compete are highly competitive, which could adversely affect our operating results.
The prepaid financial services and tax refund services industries are highly competitive and include a variety of financial and non-financial services vendors. We expect competition in the markets in which we compete will continue and intensify as existing competitors and new market entrants have brought to market products and services that are substantially similar to ours or that may be perceived to be better than ours. For example, Walmart, Walgreens, CVS and others have been selling competitive products at their store locations for the past several years. Competition is expected to negatively impact our operating revenues, excluding stock-based retailer incentive compensation, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

•	prepaid card program managers, such as American Express, First Data, Total Systems Services, and other traditional banks, such as J.P. Morgan Chase, that have entered the prepaid card market;

•	reload network providers, such as Visa, Western Union and MoneyGram;

•	prepaid card distributors, such as InComm and Blackhawk Network; and

•
providers of tax refund processing services, including tax preparation businesses with their own internally-developed products and services and independent providers, such as Republic Bank & Trust Company.

Some of these vendors compete with us in more than one of the vendor categories described above, while others are primarily focused in a single category. In addition, competitors in one category have worked or are working with competitors in other categories to compete with us. A portion of our cash transfer revenues is derived from reloads to cards managed by companies that compete with us as program managers. We also face actual and potential competition from retail distributors or from other companies, such as PayPal and Visa that have decided or may in the future decide to compete, or compete more aggressively, in the prepaid financial services industry. Similarly, some of our tax preparation partners have developed or may seek to develop their own products and services that compete with our tax refund processing services.
We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. In particular, our GoBank product is designed to compete directly with banks by providing products and services that they have traditionally provided. These and other competitors in the larger electronic payments industry are introducing new and innovative products and services, such as those involving radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, that compete with ours. We expect that this competition will continue as the prepaid financial services industry and the larger banking and electronic payments industry continues to rapidly evolve. We also expect to compete with businesses outside the traditional tax refund processing services industry in the future as new entrants seek to develop software solutions that may replace the need for our tax refund processing services.
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We could experience increased price competition as we are facing increased competition with a greater number of offerings from existing competitors and new market entrants. If this happens, we expect that the purchase and use of our products and services would decline in the near term and farther into the future. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners and decrease the prices of our products and services, any of which would likely adversely affect our operating results.
Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services or tax refund processing services. If we fail to compete effectively against any of the foregoing threats, our revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
We make significant investments in products and services that may not be successful.
Our prospects for growth depend on our ability to innovate by offering new, and adding value to our existing, product and service offerings and on our ability to effectively commercialize such innovations. We will continue to make significant investments in research, development, and marketing for new products and services, including our checking account products and other mobile or banking products arising out of our acquisitions or otherwise. Investments in new products and services are speculative. Commercial success depends on many factors, including innovativeness, price, the competitive environment and effective distribution and marketing. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.
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
If we are unable to successfully integrate an acquired business or technology or otherwise address these difficulties and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally. Unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company may result in the diversion of our management's attention from other business issues and opportunities. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Failures or difficulties in integrating the operations of the businesses that we acquire, including their personnel, technology, compliance programs, financial systems, distribution and general business operations and procedures, marketing, promotion and other relationships, may affect our ability to grow and may result in us incurring asset impairment or restructuring charges. Furthermore, acquisitions and investments are often speculative in nature and the actual benefits we derive from them could be lower or take longer to materialize than we expect.
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
Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use and acceptance of our cards and reload network, reduce the use of our tax refund processing services, and may adversely affect our financial position and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or customer information. In addition, to the extent our checking account products become widely adopted by consumers, we expect that criminals will target our checking account products as well. Illegal activities involving our products and services often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, operating results and financial condition. Furthermore, we have accelerated the implementation of risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues, excluding stock-based retailer incentive compensation, will be negatively impacted as a result.
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
The provision of banking services, prepaid financial services and tax refund processing services is highly regulated and, from time to time, the laws and regulations affecting these industries, and the manner in which they are interpreted, are subject to change and legal action. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to our industries could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable.
If onerous regulatory requirements were imposed on the sale of our products and services and our bank, the requirements could lead to a loss of retail distributors or tax preparation partners, which, in turn, could materially and adversely impact our operations. Moreover, if our products are adversely impacted by the interpretation or enforcement of these regulations or we or any of our retail distributors or tax preparation partners were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our products and services through that noncompliant retail distributor or tax preparation partner, which could have a material adverse effect on our business, financial position and results of operations.
State and federal legislators and regulatory authorities are increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. In December 2014, the Consumer Financial Protection Bureau, or CFPB, issued a notice of proposed rulemaking requesting comment on proposed amendments to Regulation E, which implements the Electronic Fund Transfer Act and Regulation Z, which implements the Truth in Lending Act. The proposed rules seek to, among other things, create comprehensive consumer protections for prepaid financial products, create a new disclosure regime regarding fees charged for acquiring and using prepaid cards, and impose new requirements on any credit features associated with prepaid accounts. The CFPB proposed rules are open for public commentary until March 23, 2015.
If the CFPB's rulemaking or other new regulations or laws result in changes in the way we are regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Furthermore, limitations placed on fees we charge or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues. It is difficult to determine with any certainty what obligations the final rules, if any, might impose or what impact they might have on our business.
Changes in laws and regulations, or our failure to comply with existing laws and regulations, applicable to our tax refund-related services could have a material adverse effect on our business, prospects, results of operations, and financial condition and the return on our investment in the acquisition of TPG.
We expect to derive a significant portion of our revenues and earnings in 2015 from the tax refund processing and settlement services offered by our recently acquired wholly owned subsidiary, TPG. The tax preparation industry is regulated under a variety of statutes in addition to those regulations currently applicable to our legacy products and services, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our tax refund processing and related services.  In recent years, state legislators, state attorneys general, and regulators have increased their focus on the tax preparation industry including tax refund processing services and the use thereof by tax preparation firms.  Laws making such services less profitable, or even unprofitable, could be passed in any state at any time or existing laws could expire or be amended, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.  State regulators have broad discretionary power and may impose new requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, and state attorneys general could take actions, that affect the way we offer our tax refund-related services and may force us to terminate, modify, or cease our operations in particular states. State or Federal regulators could also impose rules that are generally adverse to our tax refund-related services. Any new requirements or rules, or new interpretations of existing requirements or rules, or failure to follow requirements or rules, or future lawsuits or rulings, could have a material adverse effect on our business, prospects, results of operations, and financial condition.
We operate in a highly regulated environment, and failure by us, the banks that issue our cards, the businesses that participate in our reload network, the banks that assist with our tax refund processing services, and our tax preparation partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year December 31, 2014, interchange revenues represented 29.6% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us and our subsidiary bank are exempt from the limitations imposed by the Dodd-Frank Act, there can be no assurance that future regulation or changes by the payment networks will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

Our actual operating results may differ significantly from our guidance.
From time to time, we may issue guidance in our quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to those projections.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change. For example, our recent estimates of the financial impact of the discontinuation of our MoneyPak PIN product are subject to a variety of assumptions and estimates and are highly uncertain due to our reliance on our retail distributors to transition our MoneyPak customers to POS swipe reload transactions. While we have stated and we intend to continue to state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables are changed, we can provide no assurances that actual results will not fall outside of the suggested ranges.
The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any of these persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions in 2014, we adjusted our revenue guidance as our assumptions were proven incorrect by our actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision with respect to our Class A common stock.
Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth in this Item 1A could result in our actual operating results being different from our guidance, and such differences may be adverse and material.
We receive important services from third-party vendors. Replacing them would be difficult and disruptive to our business.
Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, card production, and customer service, are outsourced to third-party vendors. We also depend on third-party banks to assist with our tax refund processing services. It would be difficult to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us and our business and operations could be adversely affected. In particular, due to the seasonality in our tax refund processing services business, any material service interruptions or service delays with key vendors during the tax season could result in losses that have an even greater adverse effect on that business than would be the case with our overall business.
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
We are subject to regulatory oversight in the normal course of our business, and have been and from time to time may be subject to regulatory or judicial proceedings or investigations. The outcome of securities class actions and other litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have seven patents outstanding and three patents pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
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
We are exposed to losses from customer accounts.
Fraudulent activity involving our products may lead to customer disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected.
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
An impairment charge of goodwill or other intangibles could have a material adverse impact on our financial condition and results of operations.
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $417.2 million as of December 31, 2014. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
U.S. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2014, we had assets subject to settlement risk of $148.7 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic downturns could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. If the recovery of the U.S. economy slows or conditions in the United States become uncertain or deteriorate, we may experience a reduction in the number of our cards that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers.
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success in our branded and private label account programs, as well as our processing and settlement services, depends upon the efficient and error-free handling of the money that is a) collected by our retail distributors and remitted to network acceptance members or the banks that issue our cards and b) remitted from the IRS to taxpayers, tax refund preparation partners and the third party processors. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, our network acceptance members and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
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
In October 2014 we entered into a $225.0 million term credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and other lenders. This agreement contains various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries’ business, taken as a whole, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.

Under the agreement, we have agreed to maintain compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio of 1.75 and 1.25, respectively, at the end of any fiscal quarter. Our ability to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors" section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.
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

ITEM 1B. Unresolved Staff Comments
Not applicable
ITEM 2. Properties
Our headquarters is located in Pasadena, California where we lease approximately 140,000 square feet. We own the real property where our subsidiary bank's only office is located in Provo, Utah. Through our wholly owned subsidiaries, we lease office facilities in Birmingham, Alabama; San Diego, California; San Ramon, California; Austin, Texas; and Shanghai, China. We also lease additional technology development and sale and support offices in Tampa, Florida; Bentonville, Arkansas; Palo Alto, California; and Westlake Village, California. We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
ITEM 3. Legal Proceedings
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

	Low	High
Year ended December 31, 2014
Fourth Quarter	$19.76	$24.47
Third Quarter	16.57	23.52
Second Quarter	16.53	20.32
First Quarter	19.22	26.87

Year ended December 31, 2013
Fourth Quarter	$19.70	$26.61
Third Quarter	18.57	26.59
Second Quarter	15.21	19.99
First Quarter	12.31	17.24
Holders of Record
As of January 31, 2015, we had 150 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our Class A common stock for the foreseeable future. As a bank holding company, the Federal Reserve Board’s risk-based and leverage capital requirements, as well as other federal laws applicable to banks and bank holding companies, could limit our ability to pay dividends. We expect to retain future earnings, if any, to fund the development and future growth of our business. Additionally, our ability to pay dividends on our Class A common stock is limited by restrictions on our ability to pay dividends or make distributions under the terms of our existing credit facility. Any future determination to pay dividends on our Class A common stock, if permissible, will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.
Unregistered Sales of Equity Securities
The information required to be disclosed by paragraph (a) of Item 5 to Form 10-K has been included in a current report on Form 8-K and, therefore, is not furnished herein, pursuant to the last sentence in that paragraph.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on July 22, 2010 (the date our Class A common stock began trading on the NYSE), and ending on the close of trading on the NYSE on December 31, 2014. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*

Among Green Dot Corporation, the Russell 2000 Index, the S&P Smallcap 600 Index, and the S&P Financials Index

$250
$200
$150
$100
$50
$0
7/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
Green Dot Corporation
Russell 2000
S&P Smallcap 600
S&P Financials

*$100 invested on 7/22/10 in stock or 6/30/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Russell Investment Group. All rights reserved.

Total Return to Shareholders
(Includes reinvestment of dividends)

		Index Returns for the Months Ending
Company/ Index	Base Period 7/22/10	2010		2011				2012				2013				2014
		Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Green Dot Corporation	$100	$110	$129	$98	$77	$71	$71	$60	$50	$28	$28	$38	$45	$60	$57	$44	$43	$48	$47
Russell 2000	$100	111	129	140	137	107	124	139	135	142	144	162	167	184	200	202	207	191	210
S&P Smallcap 600	$100	110	127	137	137	110	129	144	139	146	150	167	174	193	212	214	218	204	224
S&P Financials	$100	$104	$116	$120	$113	$87	$97	$118	$110	$117	$124	$139	$149	$153	$169	$173	$177	$181	$194

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
We derived the statement of operations data for the years ended December 31, 2014, 2013, and 2012, respectively, and the balance sheet data as of December 31, 2014, and 2013 from our audited consolidated financial statements included in Item 8 of this report. We derived the statement of operations data for the years ended December 31, 2011 and 2010, and balance sheet data as of December 31, 2012, 2011 and 2010, from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(In thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues:
Card revenues and other fees	$253,155	$227,227	$224,745	$209,489	$167,375
Cash transfer revenues	179,289	183,359	165,232	134,143	101,502
Interchange revenues	178,040	171,757	164,559	141,103	108,380
Stock-based retailer incentive compensation(1)	(8,932)	(8,722)	(8,251)	(17,337)	(13,369)
Total operating revenues	601,552	573,621	546,285	467,398	363,888
Operating expenses:
Sales and marketing expenses	235,227	218,370	209,870	168,747	122,890
Compensation and benefits expenses(2)	123,083	127,287	114,930	87,671	70,102
Processing expenses	79,053	89,856	77,445	70,953	56,978
Other general and administrative expenses	105,200	88,976	71,900	56,578	44,599
Total operating expenses	542,563	524,489	474,145	383,949	294,569
Operating income	58,989	49,132	72,140	83,449	69,319
Interest income	4,064	3,440	4,074	910	365
Interest expense	(1,276)	(72)	(76)	(346)	(52)
Other income	7,129	—	—	—	—
Income before income taxes	68,906	52,500	76,138	84,013	69,632
Income tax expense	26,213	18,460	28,919	31,930	27,400
Net income	42,693	34,040	47,219	52,083	42,232
Dividends, accretion and allocated earnings of preferred stock	(4,842)	(5,360)	(7,599)	(554)	(14,659)
Net income allocated to common stockholders	$37,851	$28,680	$39,620	$51,529	$27,573
Basic earnings per common share:
Class A common stock	$0.92	$0.78	$1.11	$1.24	$1.06
Basic weighted-average common shares issued and outstanding:
Class A common stock	40,907	35,875	34,499	39,956	24,569
Diluted earnings per common share:
Class A common stock	$0.90	$0.76	$1.07	$1.19	$0.98
Diluted weighted-average common shares issued and outstanding:
Class A common stock	41,770	37,156	35,933	42,065	27,782
For the periods presented above, as applicable, we grouped the components of Class B common stock basic earnings per common share, or EPS, and diluted EPS with Class A common stock, as if they were one class, to conform to the current period presentation.

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(3)	$728,805	$426,591	$297,225	$238,359	$172,638
Investment securities, available-for-sale	120,431	198,744	183,787	31,210	—
Settlement assets(4)	148,694	37,004	36,127	27,355	19,968
Loans to bank customers	6,550	6,902	7,552	10,036	—
Total assets	1,623,640	875,474	725,728	425,859	285,758
Deposits	565,401	219,580	198,451	38,957	—
Obligations to customers(4)	98,052	65,449	46,156	—	—
Settlement obligations(4)	4,484	4,839	3,639	27,355	19,968
Long-term debt	127,500	—	—	—	—
Total liabilities	994,650	473,225	397,964	172,663	120,627
Total stockholders' equity	628,990	402,249	327,764	253,196	165,131
___________

(1)
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

(2)	Includes stock-based compensation expense of $20.3 million, $14.7 million, $12.7 million, $9.5 million, and $7.3 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

(3)
Includes $4.2 million, $3.0 million, $0.6 million, $12.9 million, and $5.1 million of restricted cash as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively. Also includes $0.5 million, $0.1 million, $3.0 million and $2.4 million of federal funds sold as of December 31, 2014, 2013, 2012, and 2011, respectively. We had no federal funds sold prior to 2011.

(4)
Our retail distributors collect customer funds for purchases of new cards and reloads at the point of sale and then remit these funds directly to bank accounts established for the benefit of these customers by the banks that issue our cards. During the third quarter of 2012, our retail distributors began remitting these funds to our subsidiary bank as we transitioned our card issuing program with Synovus Bank to our subsidiary bank. During the first quarter of 2014, we transitioned our card issuing program with GE Capital Bank to our subsidiary bank. Our retail distributors’ remittance of these funds takes an average of two business days. Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been received by our subsidiary bank. Obligations to customers represents customer funds collected from or to be remitted by our retail distributors for which the underlying products have not been activated. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.

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
Overview
Green Dot Corporation, along with its wholly owned subsidiary, Green Dot Bank, is a pro-consumer financial technology innovator with a mission to reinvent personal banking for the masses. We are the largest provider of reloadable prepaid debit cards and cash reload processing services in the United States. We are also a leader in mobile technology and mobile banking with our award-winning GoBank mobile checking account. Through our wholly owned subsidiary, TPG, we are additionally the largest processor of tax refund disbursements in the U.S. Our products and services are available to consumers through a large-scale "branchless bank" distribution network of more than 100,000 U.S. retail locations, thousands of neighborhood financial service center locations, online, in the leading app stores and through approximately 25,000 tax preparation offices and leading online tax preparation providers.
Financial Results and Trends
Total operating revenues for the year ended December 31, 2014 were $601.6 million, compared to $573.6 million for the year ended December 31, 2013. Total operating revenues were favorably impacted by increases in card revenues and other fees and interchange revenues. Card revenues and other fees increased primarily due to higher volume of monthly maintenance fees, transaction-based fees and new card fees. Interchange revenues increased primarily due to period-over-period growth in purchase volume, as described below. The increase in total operating revenues was partially offset by a decrease in cash transfer revenues primarily due to period-over-period growth in the number of fee-free cash transfers.
We expect our revenues in 2015 to be positively impacted by our revenues generated from our tax refund processing services as a result of our October 2014 acquisition of TPG, as well as from sales of prepaid cards under programs acquired through our recent acquisitions of companies focused on online and direct to consumer marketing channels. Our revenues will also be positively impacted since we will no longer recognize any stock-based retailer incentive compensation after May 2015. We expect two factors to partially offset these positive factors. As previously announced, our MoneyPak PIN product will be discontinued by the end of the first quarter of 2015. As a result, we expect our cash transfer revenues to decline on a year-over-year basis in absolute dollars and as a percentage of total operating revenues. We anticipate that the loss in cash transfer revenue will be greater in the first half of 2015, as our customers and retail distributors transition from MoneyPak to our POS swipe reload product.
Additionally, we experienced a decline in revenue associated with the Walmart MoneyCard program in 2014 due primarily to lower fee products we introduced and a slight decline in the number of active cards. Accordingly, unless we are able to increase overall program revenue through higher unit economics per card, or through an increase of active cards, or a combination of both, we expect our 2015 revenues from this program to decline on a year-over-year basis due primarily to the continual impact of lower fee cards comprising a larger portion of our overall active card portfolio.
Total operating expenses for the year ended December 31, 2014 were $542.6 million, compared to $524.5 million for the year ended December 31, 2013. Total operating expenses were adversely impacted by increases in sales and marketing expenses and other general and administrative expenses and partially offset by reductions in compensation and benefits expenses and processing expenses. Sales and marketing expenses increased due to an increase in variable costs, primarily sales commissions and costs associated with manufacturing and distributing card packages, partially offset by declines in advertising costs. While commissions rates paid to our retail distributors and the cost of manufacturing and distributing card packages remained consistent with the prior year, the increase in these variable costs was driven by period-over-period growth in units sales of our products and services. Other general and administrative expenses increased primarily due to increases in depreciation and amortization of property and equipment, amortization of acquired intangible assets, losses from customer disputes, and professional services. Compensation and benefits expenses decreased primarily due to an increase to our overall capitalization rate associated with internally-developed software, a decline in retention-based incentives associated with our acquisition of Loopt, and a decrease in third-party contractor expenses, partially offset by an increase in employee stock-based compensation. Processing expense decreased primarily due to a reduction in fees paid to third-party issuing banks as our subsidiary bank now serves as the issuing bank for our account products.
For 2015, we expect our total operating expenses to increase as a result of increased headcount and facilities costs associated with our acquisitions in the fourth quarter of 2014 and first quarter of 2015. We also expect to incur additional processing expenses in 2015 related to our planned processor migration. The migration requires us to run parallel processors for a period of time as we gradually migrate our portfolios onto the new platform.
During the year ended December 31, 2014, we recorded $7.1 million related to net cash proceeds received in connection with the settlement of a lawsuit and a change in the fair value of contingent consideration. We recorded this settlement, net of the reimbursement of legal and other costs incurred in connection with the litigation, and the change in fair value, as other income on our consolidated statements of operations. We do not expect a similar benefit in 2015.
Income tax expense for the year ended December 31, 2014 was $26.2 million, compared to $18.5 million for the year ended December 31, 2013. Income tax expense increased primarily as a result of generating higher taxable income and a higher effective tax rate.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues from our prepaid financial services.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We sold 46.59 million, 45.44 million, and 41.79 million reload transactions for the years ended December 31, 2014, 2013, and 2012, respectively.
Number of Active Cards — represents the total number of GPR cards in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.70 million, 4.49 million, and 4.37 million active cards outstanding as of December 31, 2014, 2013, and 2012, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our GPR card and reload products. Our gross dollar volume was $19.3 billion, $18.3 billion, and $17.2 billion for the years ended December 31, 2014, 2013, and 2012 respectively. We review this metric as a measure of total customer adoption and traction for our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $14.2 billion, $13.4 billion, and $12.6 billion for the years ended December 31, 2014, 2013, and 2012 respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR cards and checking accounts, such as GoBank, to cardholders on a monthly basis pursuant to the terms and conditions in our cardholder agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees, if applicable, when a consumer purchases a GPR card, gift card, or a checking account product. Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, which we offer to cardholders from time to time.

Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of products in our portfolio at any given point in time and upon the extent to which fees are waived based on various incentives provided to customers in an effort to encourage higher usage and retention. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of products in our portfolio at any given point in time and the extent to which cardholders use ATMs within our free network that carry no fee for cash withdrawal transactions. Our aggregate new card fee revenues vary based upon the number of GPR cards and checking accounts activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new account fees based on the product and/or the location or source where our products are purchased. Our aggregate other fees vary primarily based upon account sales of all types, gift card sales, purchase transactions and the number of active accounts in our portfolio.
Cash Transfer Revenues — We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. Tax refund processing service revenues were included in the cash transfer revenues caption on our consolidated statement of operations for the year ended December 31, 2014.
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
Stock-based retailer incentive compensation — In May 2010, we issued to Walmart 2,208,552 shares of our Class A common stock, subject to our right to repurchase them at $0.01 per share upon a qualifying termination of our prepaid card program agreement with Walmart. We recognize each month the fair value of the 36,810 shares issued to Walmart for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We would be required to recognize the fair value of all shares still subject to repurchase if there were an early expiration of our right to repurchase, which could occur if we experienced certain changes in our control or under certain other limited circumstances, such as a termination of our commercial agreement with Walmart. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. Beginning in May 2015, our right to repurchase any shares issued to Walmart will have lapsed completely and as a result, we will not record stock-based retailer compensation thereafter under our current agreement with Walmart.
Operating Expenses
We classify our operating expenses into the following four categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the sales commissions we pay to our retail distributors and brokers, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized GPR and GoBank cards to consumers who have activated their cards. We generally establish sales commission percentages in long-term distribution agreements with our retail distributors, and aggregate sales commissions are determined by the number of prepaid cards, checking account products and cash transfers sold at their respective retail stores and, in certain cases, by the revenue generated from the ongoing use of those cards. We incur advertising and marketing expenses for television, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of GPR and GoBank accounts activated by consumers.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processor that maintains the records of our customers' accounts and processes transaction authorizations and postings for us, and the banks that issue our accounts, including our subsidiary bank. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts.
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
We defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our service obligation to our customers. We consider the service obligation period to be the average card lifetime. We determine the average card lifetime for each pool of homogeneous products (e.g., products that exhibit the same characteristics such as nature of service and terms and conditions) based on company-specific historical data. Currently, we determine the average card lifetime separately for our GPR cards and gift cards. For our GPR cards, we measure the card lifetime as the period of time, inclusive of reload activity, between sale (or activation) of a card and the date of the last positive balance on that card. We analyze GPR cards activated between six and thirty months prior to each balance sheet date. We use this historical look-back period as a basis for determining our average card lifetime because it provides sufficient time for meaningful behavioral trends to develop. Currently, our GPR cards have an average card lifetime of six months. The usage of gift cards is limited to the initial funds loaded to the card. Therefore, we measure these gift cards’ lifetime as the redemption period over which cardholders perform the substantial majority of their transactions. Currently, gift cards have an average lifetime of six months. We reassess average card lifetime quarterly. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
We also defer and expense commissions paid to retail distributors related to new card sales ratably over the average card lifetime, which is currently six months for our GPR cards and six months for gift cards.
We report our different types of revenues on a gross or net basis based on our assessment of whether we act as a principal or an agent in the transaction. To the extent we act as a principal in the transaction, we report revenues on a gross basis. In concluding whether or not we act as a principal or an agent, we evaluate whether we have the substantial risks and rewards under the terms of the revenue-generating arrangements, whether we are the party responsible for fulfillment of the services purchased by the cardholders, and other factors. For most of our significant revenue-generating arrangements, including GPR and gift cards, we recognize revenues on a gross basis. As it relates to our tax refund processing services, we act as an agent in these transactions and record revenues on a net basis.
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
Reserve for Uncollectible Overdrawn Accounts
Our cardholder accounts may become overdrawn as a result of maintenance fee assessments or from purchase transactions that we honor, in each case in excess of the funds in the cardholder’s account. While we decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can result in overdrawn accounts. Overdrawn account balances are deemed to be our receivables due from cardholders, and we include them as a component of accounts receivable, net, on our consolidated balance sheets. We generally recover overdrawn account balances from those cardholders that perform a reload transaction. In addition, we recover some overdrawn account balances related to purchase transaction through enforcement of payment network rules, which allow us to recover the amounts from the merchant where the purchase transaction was conducted. However, we are exposed to losses from any unrecovered overdrawn account balances. The probability of recovering these amounts is primarily related to the number of days that have elapsed since an account had activity, such as a purchase, ATM transaction or fee assessment. Generally, we recover 50-60% of overdrawn account balances in accounts that have had activity in the last 30 days, less than 15% in accounts that have had activity in the last 30 to 60 days, and less than 10% when more than 60 days have elapsed.
We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days since the account last had activity. We then calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent for several years. When more than 90 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts. Our actual recovery rates and related estimates thereof may change in the future in response to factors such as customer behavior, product pricing and features that impact the frequency and velocity of reloads and other deposits to such accounts.
We include our provision for uncollectible overdrawn accounts related to maintenance fees and purchase transactions as an offset to card revenues and other fees and in other general and administrative expenses, respectively, in our consolidated statements of operations
Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable, include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends, amongst others. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes.
Intangible and other long lived-assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes.

Comparison of Years Ended December 31, 2014 and 2013
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash transfer revenues and interchange revenues as well as contra-revenue items:

	Year Ended December 31,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$253,155	42.1%	$227,227	39.6%
Cash transfer revenues	179,289	29.8	183,359	32.0
Interchange revenues	178,040	29.6	171,757	29.9
Stock-based retailer incentive compensation	(8,932)	(1.5)	(8,722)	(1.5)
Total operating revenues	$601,552	100.0%	$573,621	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $253.2 million for the year ended December 31, 2014, an increase of $26.0 million, or 11%, from the comparable period in 2013. The increase was primarily the result of higher monthly maintenance fees of $17.9 million, driven by growth in the number of active cards in our portfolio and favorable mix impacts, as a greater proportion of these fees were derived from our Green Dot-branded products, which have a higher average maintenance fee. The monthly maintenance fee increase also benefited from $5.6 million of additional fee revenue from the removal of courtesy fee waivers on certain accounts during the first quarter of 2014. Card revenues and other fees also increased due to an increase of $5.0 million in transaction-based fees, driven by growth in the number of our products with this type of fee structure, and an increase of $4.1 million in new card fee revenues, driven by period-over-period growth in new cards activated.
Cash Transfer Revenues — Cash transfer revenues totaled $179.3 million for the year ended December 31, 2014, a decrease of $4.1 million, or 2%, from the comparable period in 2013. Although we had period-over-period growth of 3% in the number of cash transfers sold, we had a greater number of fee-free cash transfers as compared to the same period in 2013. The increase in fee-free cash transfers was driven by customer adoption of one of our products at Walmart. As discussed above under "Financial Results and Trends," we expect to phase out the PIN reload method of adding cash to prepaid cards. As such, the current MoneyPak PIN product will be fully replaced by other methods of card reloading by the end of the first quarter of 2015. We therefore expect our cash transfer revenues to decline on a year-over-year basis in absolute dollars and as a percentage of revenues.
Interchange Revenues — Interchange revenues totaled $178.0 million for the year ended December 31, 2014, an increase of $6.2 million, or 4%, from the comparable period in 2013. The increase was primarily the result of period-over-period growth of 6% in purchase volume, partially offset by a slight decline in the effective interchange rate we earn on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $8.9 million for the year ended December 31, 2014, an increase of $0.2 million, or 2%, from the comparable period in 2013. Our right to repurchase lapsed as to 441,720 shares issued to Walmart during the year ended December 31, 2014. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock. The increase was the result of a higher average stock price in the year ended December 31, 2014 compared with the corresponding period in 2013.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$235,227	39.1%	$218,370	38.1%
Compensation and benefits expenses	123,083	20.5	127,287	22.2
Processing expenses	79,053	13.1	89,856	15.7
Other general and administrative expenses	105,200	17.5	88,976	15.4
Total operating expenses	$542,563	90.2%	$524,489	91.4%
Sales and Marketing Expenses — Sales and marketing expenses totaled $235.2 million for the year ended December 31, 2014, an increase of $16.8 million, or 8% from the comparable period in 2013. This increase was primarily the result of an increase of $18.5 million in sales commissions and $1.9 million of additional costs of manufacturing and distributing card packages, driven by period-over-period growth in new cards activated and a 3% increase in the number of cash transfers sold. The cost of manufacturing and distributing card packages also increased as we rolled out new products, including the GoBank product at Walmart. Sales and marketing expenses were partially offset by a decrease in overall advertising expenses of $3.6 million.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $123.1 million for the year ended December 31, 2014, a decrease of $4.2 million or 3%, from the comparable period in 2013. This decrease was primarily the result of an increase to our overall capitalization rate associated with internally-developed software and the absence of retention-based incentives associated with our acquisition of Loopt for the year ended December 31, 2014, which had favorable impacts of $9.7 million and $5.8 million, respectively. Compensation and benefits expenses also decreased as a result of a decline of $4.7 million in third-party contractor expenses. These favorable impacts were offset by increases of $10.4 million in employee salaries and related benefits and $5.6 million in employee stock-based compensation due to growth in employee headcount and increases in incentive based awards to retain key employees.
Processing Expenses — Processing expenses totaled $79.1 million for the year ended December 31, 2014, a decrease of $10.8 million, or 12% from the comparable period in 2013. This decrease was primarily due to a reduction of $9.5 million in fees paid to third-party issuing banks as we transitioned our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014.
Other General and Administrative Expenses — Other general and administrative expenses totaled $105.2 million for the year ended December 31, 2014, an increase of $16.2 million, or 18%, from the comparable period in 2013. This increase was primarily the result of a $6.7 million increase in professional services, primarily associated with our acquisitions, a $5.5 million increase in depreciation and amortization of property and equipment associated with our investment in technology to support our new product launches and infrastructure, a $4.6 million increase in transaction losses, primarily associated with customer disputed transactions and a $4.4 million increase in amortization of acquired intangibles. These increases were partially offset by a decrease of $5.2 million in impairment charges for the comparable period. During 2013 these impairment charges were associated with capitalized internal-use software we determined were no longer viable.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	1.1	(0.2)
General business credits	(1.3)	(2.3)
Employee stock-based compensation	0.7	1.4
Non-deductible transaction costs	1.8	—
Other	0.7	1.2
Effective tax rate	38.0%	35.1%
Our income tax expense increased by $7.8 million to $26.2 million in the year ended December 31, 2014 from the comparable period in 2013 due to an increase in income before income taxes and an increase in our effective rate rate by 2.9 percentage points from 35.1% to 38.0%. The increase in the effective tax rate for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily attributable to certain non-deductible transaction costs incurred during the year and fewer general business credits. We recognized a discrete benefit in the first quarter of 2013 related to the reinstatement of 2012 general business credits.
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
Capital Requirements for Bank Holding Companies
As of December 31, 2014 and 2013, we were categorized as well capitalized under the regulatory framework. There were no conditions or events since December 31, 2014 which management believes would have changed our category as well capitalized. Our actual and the "well capitalized" minimum amounts and ratios were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
December 31, 2014
Tier 1 leverage	$200,917	21.3%	$47,113	5.0%
Tier 1 risk-based capital	200,917	45.4	26,561	6.0
Total risk-based capital	201,368	45.5	44,269	10.0

December 31, 2013
Tier 1 leverage	$370,476	45.8%	$40,418	5.0%
Tier 1 risk-based capital	370,476	100.8	22,057	6.0
Total risk-based capital	370,476	100.8	36,762	10.0
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total cash provided by (used in)
Operating activities	$68,975	$122,508	$102,028
Investing activities	(187,346)	(53,396)	(210,320)
Financing activities	419,388	57,918	179,450
Increase in unrestricted cash and cash equivalents	$301,017	$127,030	$71,158
During the years ended December 31, 2014, 2013 and 2012 we financed our operations primarily through our cash flows from operations. Additionally, during the year ended December 31, 2014, we financed certain investing activities through our borrowings under our senior credit facility. At December 31, 2014, our primary source of liquidity was unrestricted cash and cash equivalents totaling $724.2 million. We also consider our $120.4 million of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations, and borrowing capacity under our senior credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next year. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and our Series A convertible junior participating non-cumulative perpetual preferred stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
Cash Flows from Operating Activities
Our $69.0 million of net cash provided by operating activities in the year ended December 31, 2014 principally resulted from $42.7 million of net income, adjusted for certain non-cash operating expenses of $67.3 million, offset by a decrease of $48.7 million in amounts due to card issuing banks for overdrawn accounts, primarily related to payments to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances. Our $122.5 million of net cash provided by operating activities in the year ended December 31, 2013 principally resulted from $34.0 million of net income, adjusted for certain non-cash operating expenses of $61.9 million and an increase in accounts payable and accrued liabilities of $26.9 million related primarily to the timing of escheatment and refund liabilities. Our $102.0 million of net cash provided by operating activities in the year ended December 31, 2012 principally resulted from $47.2 million of net income, adjusted for certain non-cash operating expenses of $46.8 million.
Cash Flows from Investing Activities
Our $187.3 million of net cash used in investing activities in the year ended December 31, 2014 reflects payments for business acquisitions of $227.0 million, net of cash acquired, and payments for acquisition of property and equipment of purchases of $39.3 million, partially offset by proceeds from sales and maturities of available-for-sale investment securities, net of purchases, of $77.2 million. Our $53.4 million of net cash used in investing activities in the year ended December 31, 2013 reflects payments for acquisition of property and equipment of purchases of $35.7 million and purchases of available-for-sale investment securities, net of sales and maturities, of $16.0 million. Our $210.3 million of net cash used in investing activities in the year ended December 31, 2012 reflects purchases of available-for-sale investment securities, net of sales and maturities, of $152.8 million, payments for acquisition of property and equipment of $40.4 million, net payments to acquire Loopt for $33.4 million, partially offset by a decrease in restricted cash of $12.3 million.
Cash Flows from Financing Activities
Our $419.4 million of net cash provided by financing activities in the year ended December 31, 2014 was primarily the result of increases of $345.8 million of deposits to customers associated with our GPR card program, proceeds of $150.0 million associated with our term loan and proceeds and excess tax benefits of $10.7 million associated with equity award activity. These were offset by decreases of $79.4 million in obligations to customers. Our $57.9 million of net cash provided by financing activities in the year ended December 31, 2013 was primarily the result of $21.1 million of deposits and $19.6 million of obligations to customers associated with our GPR card program, and proceeds and excess tax benefits of $17.2 million associated with equity award activities. Our $179.5 million of net cash provided by financing activities for the year ended December 31, 2012 was the result of $159.5 million of deposits and $13.7 million of obligations to customers we assumed as part of the transition of all outstanding customer deposits associated with our GPR card program with Synovus Bank to our subsidiary bank, and proceeds and excess tax benefits of $6.3 million associated with equity award activities.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During 2015, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (2.92% as of December 31, 2014). The balance outstanding on the Term Facility was $150.0 million at December 31, 2014. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at December 31, 2014. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At December 31, 2014, we were in compliance with all such covenants.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2014. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$150,000	$22,500	$67,500	$60,000	$—
Capital lease obligations	1,176	407	769	—	—
Operating lease obligations	49,494	7,147	14,233	11,381	16,733
Purchase obligations(1)	73,285	23,642	42,003	7,640	—
Total	$273,955	$53,696	$124,505	$79,021	$16,733
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See note 19 of the notes to our audited consolidated financial statements.
Off-Balance Sheet Arrangements
During the years ended December 31, 2014, 2013, and 2012 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Statistical Disclosure by Bank Holding Companies
As discussed in Part I, Item 1. Business, we became a bank holding company in December 2011. This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2014 and 2013 and average balance data for the period ended December 31, 2012:

	Year ended December 31,						Period ended December 31,
	2014			2013			2012
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$7,154	$553	7.7%	$7,676	$664	8.7%	$8,576
Taxable investment securities	53,280	506	0.9	19,415	161	0.8	4,969
Non-taxable investment securities	1,029	22	2.1	1,539	32	2.1	2,155
Federal reserve stock	3,481	213	6.1	1,603	97	6.1	561
Federal funds sold	380	1	0.3	1,561	2	0.1	2,218
Cash	642,608	1,606	0.2	310,552	805	0.3	77,654
Total interest-bearing assets	707,932	2,901	0.4%	342,346	1,761	0.5%	96,133
Non-interest bearing assets	64,632			53,792			14,940
Total assets	$772,564			$396,138			$111,073

Liabilities
Interest-bearing liabilities
Negotiable order of withdrawal (NOW)	$6,820	$10	0.1%	$1,607	$10	0.6%	$1,650
Savings deposits	1,338	1	0.1	6,231	2	—	6,742
Time deposits, denominations greater than or equal to $100	5,735	38	0.7	5,825	40	0.7	6,642
Time deposits, denominations less than $100	1,806	15	0.8	2,288	13	0.6	3,031
Total interest-bearing liabilities	15,699	64	0.4%	15,951	65	0.4%	18,065
Non-interest bearing liabilities	626,110			314,002			58,176
Total liabilities	641,809			329,953			76,241
Total stockholders' equity	130,755			66,185			34,832
Total liabilities and stockholders' equity	$772,564			$396,138			$111,073

Net interest income/yield on earning assets		$2,837	0.0%		$1,696	0.1%
___________

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

The following table presents the rate/volume variance in interest income and expense for the year ended December 31, 2014:

	December 31, 2014
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Loans	$(111)	$(37)	$(74)
Taxable investment securities	345	143	202
Non-taxable investment securities	(10)	1	(11)
Federal reserve stock	116	4	112
Federal funds sold	(1)	1	(1)
Cash	801	(49)	849
	$1,140	$63	$1,077

Negotiable order of withdrawal (NOW)	$—	$—	$—
Savings deposits	—	(1)	1
Time deposits, denominations greater than or equal to $100	(3)	—	(3)
Time deposits, denominations less than $100	2	3	(1)
	$(1)	$2	$(3)
___________

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.

Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2014, 2013 and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds	$27,107	$27,069	$28,718	$28,730	$—	$—
Agency securities	—	—	245	245	804	811
Mortgage-backed securities	36,251	36,220	4,169	4,002	—	—
Municipal bonds	908	920	1,672	1,679	2,022	2,058
U.S. treasury notes	—	—	—	—	20,020	19,956
Total fixed-income securities	$64,266	$64,209	$34,804	$34,656	$22,846	$22,825
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2014:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(In thousands, except percentages)
Corporate bonds	$16,412	$10,695	$—	$—	$27,107
Agency securities	—	—	—	—	—
Mortgage-backed securities	—	—	—	36,251	36,251
Municipal bonds	—	576	332	—	908
Total fixed-income securities	$16,412	$11,271	$332	$36,251	$64,266
Weighted-average yield	0.78%	0.79%	4.23%	1.67%	1.30%

Loan Portfolio
The aggregate loan portfolio carrying value, gross of the related allowance for loan losses, totaled $7.0 million at December 31, 2014 or a 5% decrease compared to December 31, 2013. The following table shows the composition of Green Dot Bank’s loan portfolio as of December 31, 2014, 2013 and 2012:

	As of December 31,
	2014	2013	2012
	(In thousands)
Real estate	$3,861	$3,383	$3,556
Commercial	697	1,474	1,179
Installment	2,436	2,509	3,292
Total loans	$6,994	$7,366	$8,027

Loans on nonaccrual status	$189	$473	$405
Loans past due 90 days or more	4	—	—
Total TDR	158	296	295
The following table presents a maturity distribution for selected loan categories. This table excludes real estate loans and installment loans as of December 31, 2014:

	Due in one year or less	Due after one year through five years	Due after five years	Total
	(In thousands)
Commercial
Fixed rate	$633	$64	$—	$697
Floating rate	—	—	—	—
Allowance for Loan Losses
The allowance for loan losses totaled $0.4 million and $0.5 million at December 31, 2014 and 2013, respectively. Our allowance for loan losses is established based on the credit characteristics and risk inherent in our loan portfolio, as well as the identification of certain impaired loans and the specific reserves we apply to cover their potential losses. Refer to Note 2 - Summary of Significant Accounting Policies in Item 8 of this report for our accounting policy on allowance for loan losses.

	December 31, 2014	December 31, 2013
	(In thousands, except percentages)
Allowance for loan losses:
Beginning balance	$464	$475
Loans charged off:
Commercial	—	—
Real Estate	—	—
Installment	66	25
Total	66	25
Recoveries of loans previously charged off:
Commercial	10	—
Real Estate	4	—
Installment	12	14
Total	26	14
Net loans charged off	40	11
Provision for allowance for loan losses	20	—
Ending balance	$444	$464
Allowance for loan losses to loans outstanding at year-end	6.3%	6.3%

Net charge-offs to average loans	0.93%	0.31%
Total provision for (reduction of) credit losses to average loans	0.37%	0.17%
Recoveries to gross charge-offs	0.28%	—%
Allowance for loan losses as a multiple of net charge-offs	6.73	18.56
At December 31, 2014, the carrying value, gross of the related allowance for loan losses, of impaired and TDR loans totaled $0.4 million. Of these loans, $0.4 million have a specific allowance of $0.3 million.
The components of our allowance for loan losses, by category, are as follows:

	December 31, 2014		December 31, 2013
	Allowance	% of Loans	Allowance	% of Loans
	(In thousands, except percentages)
Loan category:
Commercial	$25	5.6%	$64	13.8%
Real Estate	139	31.3	136	29.3
Installment	280	63.1	264	56.9
Total	$444	100.0%	$464	100.0%
Loan Portfolio Concentrations
Green Dot Bank, our subsidiary bank, operates at a single office in Provo, Utah located in the Utah County area. As of December 31, 2014, approximately 93.8% of our borrowers resided in the state of Utah and approximately 41.5% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region.

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2014, 2013, and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	$1,054	—%	$1,607	0.1%	$1,650	0.3%
Savings deposits	7,034	0.1	6,230	0.1	6,724	0.3
Time deposits, denominations greater than or equal to $100	5,321	0.9	5,414	0.9	3,020	0.7
Time deposits, denominations less than $100	1,806	0.7	2,698	0.6	6,742	0.8
Total interest-bearing deposit accounts	15,215	0.4%	15,949	0.5%	18,136	0.8%
Non-interest bearing deposit accounts	469,661		50,151		16,738
Total deposits	$484,876		$66,100		$34,874
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2014:

December 31, 2014
(In thousands)
Less than 3 months	$1,191
3 through 6 months	925
6 through 12 months	1,297
Greater than 12 months	1,847
$5,260
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the years ended December 31, 2014, 2013, and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
Net return on assets	1.3%	1.1%	2.4%
Net return on equity	7.5	6.5	7.7
Equity to assets ratio	16.9	16.7	31.4
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses from changes in market factors such as foreign currency exchange rates, credit, interest rates and equity prices. We believe that we have limited exposure to risks associated with changes in foreign currency exchange rates, interest rates and equity prices. We have no significant foreign operations. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rates
We do not consider our cash and cash equivalents or our investment securities to be subject to significant interest rate risk due to their short duration.
As of December 31, 2014, we had a $150.0 million term loan outstanding under our $225.0 million credit agreement. Refer to Note 10 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2014, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Credit and liquidity risk
We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from our retail distributors that collect funds and fees from our customers, and amounts due from our issuing banks for fees collected on our behalf.
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the audit committee of our board of directors.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Green Dot Corporation

We have audited Green Dot Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Green Dot Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the controls of Insight Card Services, LLC, SBBT Holdings, LLC and Achieve Financial Services, LLC, which are included in the 2014 consolidated financial statements of Green Dot Corporation and constituted $413.9 million and $375.0 million of total and net assets, respectively, as of December 31, 2014 and $19.7 million and $5.4 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Green Dot Corporation also did not include an evaluation of the internal control over financial reporting of Insight Card Services, LLC, Santa Barbara Tax Product Group and Achieve Financial Services, LLC.
In our opinion, Green Dot Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Green Dot Corporation and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Green Dot Corporation

We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Dot Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Dot Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 2, 2015

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$724,158	$423,498
Federal funds sold	480	123
Restricted cash	2,015	—
Investment securities available-for-sale, at fair value	46,650	116,159
Settlement assets	148,694	37,004
Accounts receivable, net	48,904	46,384
Prepaid expenses and other assets	23,992	27,332
Income tax receivable	16,290	15,573
Total current assets	1,011,183	666,073
Restricted cash	2,152	2,970
Investment securities, available-for-sale, at fair value	73,781	82,585
Accounts receivable, net	13	5,913
Loans to bank customers, net of allowance for loan losses of $444 and $464 as of December 31, 2014 and 2013, respectively	6,550	6,902
Prepaid expenses and other assets	11,883	1,081
Property and equipment, net	77,284	60,473
Deferred expenses	17,326	15,439
Net deferred tax assets	6,268	3,362
Goodwill and intangible assets	417,200	30,676
Total assets	$1,623,640	$875,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,444	$34,940
Deposits	565,401	219,580
Obligations to customers	98,052	65,449
Settlement obligations	4,484	4,839
Amounts due to card issuing banks for overdrawn accounts	1,224	49,930
Other accrued liabilities	79,137	35,878
Deferred revenue	24,418	24,517
Note payable	22,500	—
Net deferred tax liabilities	3,995	3,716
Total current liabilities	835,655	438,849
Other accrued liabilities	31,295	34,076
Deferred revenue	200	300
Note payable	127,500	—
Total liabilities	994,650	473,225
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized as of December 31, 2014 and 2013; 2 and 7 shares issued and outstanding as of December 31, 2014 and 2013, respectively	2	7
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2014 and 2013; 51,146 and 37,729 shares issued and outstanding as of December 31, 2014 and 2013, respectively	51	38
Additional paid-in capital	383,296	199,251
Retained earnings	245,693	203,000
Accumulated other comprehensive loss	(52)	(47)
Total stockholders’ equity	628,990	402,249
Total liabilities and stockholders’ equity	$1,623,640	$875,474
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$253,155	$227,227	$224,745
Cash transfer revenues	179,289	183,359	165,232
Interchange revenues	178,040	171,757	164,559
Stock-based retailer incentive compensation	(8,932)	(8,722)	(8,251)
Total operating revenues	601,552	573,621	546,285
Operating expenses:
Sales and marketing expenses	235,227	218,370	209,870
Compensation and benefits expenses	123,083	127,287	114,930
Processing expenses	79,053	89,856	77,445
Other general and administrative expenses	105,200	88,976	71,900
Total operating expenses	542,563	524,489	474,145
Operating income	58,989	49,132	72,140
Interest income	4,064	3,440	4,074
Interest expense	(1,276)	(72)	(76)
Other income	7,129	—	—
Income before income taxes	68,906	52,500	76,138
Income tax expense	26,213	18,460	28,919
Net income	42,693	34,040	47,219
Income attributable to preferred stock	(4,842)	(5,360)	(7,599)
Net income allocated to common stockholders	$37,851	$28,680	$39,620

Basic earnings per common share:	$0.92	$0.78	$1.11
Diluted earnings per common share:	$0.90	$0.76	$1.07
Basic weighted-average common shares issued and outstanding:	40,907	35,875	34,499
Diluted weighted-average common shares issued and outstanding:	41,770	37,156	35,933
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$42,693	$34,040	$47,219
Other comprehensive income (loss)
Unrealized holding (losses) gains, net of tax	(5)	(153)	76
Comprehensive income	$42,688	$33,887	$47,295
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2011	7	$7	30,162	$30	5,280	$5	$131,383	$121,741	$30	$253,196
Common stock issued under stock plans and related tax effects	—	—	141	—	412	—	6,288	—	—	6,288
Stock-based compensation	—	—	—	—	—	—	12,734	—	—	12,734
Stock-based retailer incentive compensation	—	—	—	—	—	—	8,251	—	—	8,251
Conversion of Class B common stock by stockholders	—	—	1,495	1	(1,495)	(1)	—	—	—	—
Net income	—	—	—	—	—	—	—	47,219	—	47,219
Other comprehensive income	—	—	—	—	—	—	—	—	76	76
Balance at December 31, 2012	7	$7	31,798	$31	4,197	$4	$158,656	$168,960	$106	$327,764
Common stock issued under stock plans and related tax effects	—	—	620	1	1,114	2	17,170	—	—	17,173
Stock-based compensation	—	—	—	—	—	—	14,703	—	—	14,703
Stock-based retailer incentive compensation	—	—	—	—	—	—	8,722	—	—	8,722
Conversion of Class B common stock by stockholders	—	—	5,311	6	(5,311)	(6)	—	—	—	—
Net income	—	—	—	—	—	—	—	34,040	—	34,040
Other comprehensive loss	—	—	—	—	—	—	—	—	(153)	(153)
Balance at December 31, 2013	7	$7	37,729	$38	—	$—	$199,251	$203,000	$(47)	$402,249
Common stock issued under stock plans and related tax effects	—	—	1,487	1	—	—	10,680	—	—	10,681
Stock-based compensation	—	—	—	—	—	—	20,329	—	—	20,329
Stock-based retailer incentive compensation	—	—	—	—	—	—	8,932	—	—	8,932
Conversion of preferred stock	(5)	(5)	5,345	5	—	—	—	—	—	—
Issuance of shares related to acquisitions	—	—	6,585	7	—	—	144,104	—	—	144,111
Net income	—	—	—	—	—	—	—	42,693	—	42,693
Other comprehensive loss	—	—	—	—	—	—	—	—	(5)	(5)
Balance at December 31, 2014	2	$2	51,146	$51	—	$—	$383,296	$245,693	$(52)	$628,990
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net income	$42,693	$34,040	$47,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,984	27,099	18,131
Provision for uncollectible overdrawn accounts	38,273	47,273	62,345
Employee stock-based compensation	20,329	14,703	12,734
Stock-based retailer incentive compensation	8,932	8,722	8,251
Amortization of premium on available-for-sale investment securities	1,105	778	1,188
Net realized gains on investment securities	(44)	(13)	(11)
Recovery of uncollectible trade receivables	(26)	(23)	(359)
Change in fair value of contingent consideration	(698)	—	—
Amortization of deferred financing costs	289	—	—
Impairment of capitalized software	—	5,216	1,029
Deferred income tax expense	463	5,464	5,792
Excess tax benefits from exercise of options	(3,945)	(2,748)	(2,738)
Changes in operating assets and liabilities:
Accounts receivable, net	(30,453)	(48,175)	(66,099)
Prepaid expenses and other assets	1,086	5,069	(21,325)
Deferred expenses	(1,887)	(2,929)	94
Accounts payable and other accrued liabilities	925	26,915	31,475
Amounts due issuing bank for overdrawn accounts	(48,706)	(794)	7,571
Deferred revenue	(319)	5,260	(1,962)
Income tax receivable	3,974	(3,349)	(1,307)
Net cash provided by operating activities	68,975	122,508	102,028

Investing activities
Purchases of available-for-sale investment securities	(212,446)	(274,072)	(271,869)
Proceeds from maturities of available-for-sale securities	153,265	173,135	37,563
Proceeds from sales of available-for-sale securities	136,425	84,969	81,474
Decrease (increase) in restricted cash	1,360	(2,336)	12,292
Payments for acquisition of property and equipment	(39,338)	(35,742)	(40,441)
Net principal collections on loans	352	650	2,484
Acquisitions, net of cash acquired	(226,964)	—	(31,823)
Net cash used in investing activities	(187,346)	(53,396)	(210,320)

Financing activities
Borrowings from note payable	150,000	—	—
Proceeds from exercise of options	6,736	14,425	3,550
Excess tax benefits from exercise of options	3,945	2,748	2,738
Net increase in deposits	345,821	21,129	159,494
Net (decrease) increase in obligations to customers	(79,442)	19,616	13,668
Deferred financing costs	(7,672)	—	—
Net cash provided by financing activities	419,388	57,918	179,450

Net increase in unrestricted cash, cash equivalents, and federal funds sold	301,017	127,030	71,158
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	423,621	296,591	225,433
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$724,638	$423,621	$296,591

Cash paid for interest	$1,276	$73	$98
Cash paid for income taxes	$21,602	$16,351	$28,203
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries) is a pro-consumer technology innovator with a mission to reinvent personal banking for the masses. Our products and services include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; checking account products, such as GoBank, an innovative checking account developed for use via mobile phones that is available at Walmart and online; our swipe reload and MoneyPak proprietary products, collectively referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts; and tax refund processing services designed to facilitate the secure receipt of funds claimed by a taxpayer as a refund on a taxpayer's tax return.
Our products and services are available to consumers in more than 100,000 U.S. retail stores, thousands of neighborhood financial service center locations, online, and in app stores. We are also the tax refund processing service provider for four out of the six leading consumer online and in-person tax preparation companies.
We market our products and services to banked, underbanked and unbanked consumers in the United States. We use distribution channels other than traditional bank branches to market our GPR cards, checking accounts and cash transfer services, such as third-party retailer locations nationwide, financial service centers, and the Internet. Our prepaid debit cards are issued by our wholly-owned subsidiary, Green Dot Bank and third-party issuing banks including The Bancorp Bank, Sunrise Banks, N.A., and prior to February 2014, GE Capital Retail Bank. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, such as Blackhawk Network and Incomm. We refer to participating retailers collectively as our “retail distributors.” Our tax refund processing services are integrated into the offerings of the nation’s leading tax software companies, which, together, enable us to serve approximately 25,000 independent online and in-person tax preparers and accountants nationwide.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the results of entities that we control through a 50% or more ownership interest. We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We eliminated all significant intercompany balances and transactions in consolidation. We include the results of operations of acquired companies from the date of acquisition.
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
Unrestricted Cash and Cash Equivalents and Federal Funds Sold
We consider all unrestricted highly liquid investments with an original maturity of three months or less to be unrestricted cash and cash equivalents. Federal funds sold consist of unsecured overnight advances of excess balances in our bank reserve account and are included in unrestricted cash and cash equivalents on our consolidated statements of cash flows.
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
Obligations to Customers and Settlement Assets and Obligations
Our retail distributors collect customer funds for purchases of new cards and reloads at the point of sale and then remit these funds directly to bank accounts established for the benefit of these customers by the banks that issue our cards. During the third quarter of 2012, our retail distributors began remitting these funds to our subsidiary bank as we transitioned our card issuing program from Synovus Bank to our subsidiary bank, and during the first quarter of 2014, we also transitioned our card issuing program with GE Capital Bank to our subsidiary bank. Our retail distributors’ remittance of these funds takes an average of two business days.
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
Accounts Receivable, net
Accounts receivable is comprised principally of receivables due from card issuing banks, overdrawn account balances due from cardholders, trade accounts receivable, fee advances and other receivables. We record accounts receivable net of reserves for estimated uncollectible accounts. Receivables due from card issuing banks primarily represent revenue-related funds held at the third-party card issuing banks related to our gift card program that have yet to be remitted to us. These receivables are generally collected within a short period of time based on the remittance terms in our agreements with the third-party card issuing banks. Fee advances represent short-term advances to in-person tax return preparation companies made prior to and during tax season. These advances are collateralized by their clients' tax preparation fees and are generally collected within a short period of time as the in-person tax preparation companies begin preparing and processing their clients' tax refunds.
Overdrawn Account Balances Due from Cardholders and Reserve for Uncollectible Overdrawn Accounts
Our cardholder accounts may become overdrawn as a result of maintenance fee assessments or from purchase transactions that we honor, in excess of the funds in a cardholder’s account. We are exposed to losses from any unrecovered overdrawn account balances. We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days that have elapsed since an account last had activity, such as a purchase, ATM transaction or maintenance fee assessment. We calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. When more than 90 days have passed without activity in an account, we consider recovery to be remote and write off the full amount of the overdrawn account balance. We include our provision for uncollectible overdrawn accounts related to maintenance fees and purchase transactions as an offset to card revenues and other fees and in other general and administrative expenses, respectively, in the accompanying consolidated statements of operations.
Restricted Cash
At December 31, 2014, restricted cash included funds held in an escrow account under the terms of a purchase agreement related to one of our business acquisitions. Additionally, we collected funds in advance from certain retail distributors. At December 31, 2013, we maintained restricted deposits in bank accounts to collateralize a standby letter of credit that guarantees our full performance of our obligations under our ten-year office lease in Pasadena, California.

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

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Property and Equipment
We carry our property and equipment at cost less accumulated depreciation and amortization. We generally compute depreciation on property and equipment using the straight-line method over the estimated useful lives of the assets, except for land, which is not depreciated. We generally compute amortization on tenant improvements using the straight-line method over the shorter of the related lease term or estimated useful lives of the improvements. We expense expenditures for maintenance and repairs as incurred.
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
Impairment of Long Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. Included in other general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 were $0, $5.2 million and $1.0 million, respectively, of recognized impairment losses on internal-use software and no such impairment losses were recognized during the year ended 2014.
Business Acquisitions
We allocate the purchase price of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over estimated fair value of the net identifiable assets is allocated to goodwill. Determining the fair value of assets and liabilities requires various assumptions and estimates. These estimates and assumptions are refined with adjustments recorded to goodwill as information is gathered and final valuations are completed over a one-year measurement period. The changes in these estimates or different assumptions used in determining these estimates could impact the amount of assets, including goodwill, and liabilities recorded on our consolidated balance sheet and could impact our operating results subsequent to such acquisition.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is an operating segment or one level below an operating segment, referred to as a component. We may in any given period bypass the qualitative assessment and proceed directly to a two-step method to assess and measure impairment of the reporting unit's goodwill. We first assess qualitative factors to determine whether it is more likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step quantitative impairment test. The first step of the quantitative impairment test involves a comparison of the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value,

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
then the second step of the quantitative impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any.
The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
For intangible assets subject to amortization, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds its estimated fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.
No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2014, 2013 and 2012.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is our best estimate of the pattern of economic benefit, based on legal, contractual, and other provisions. The estimated useful lives of the intangible assets, which consist primarily of customer relationships and trade names, range from 5-15 years.
Amounts Due to Card Issuing Banks for Overdrawn Accounts
Our third-party card issuing banks fund overdrawn cardholder account balances on our behalf. Amounts funded are due from us to the card issuing banks based on terms specified in the agreements with the card issuing banks. Generally, we expect to settle these obligations within two months. In February 2014, we completed the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank. In conjunction with this transition, we made a payment of approximately $50 million to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances.
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
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes U.S. government and agency mortgage-backed fixed income securities and corporate fixed income securities.
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

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Card revenues and other fees consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over the month for which they are assessed. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the same time our service is completed and the fees are assessed. We charge new card fees when a consumer purchases a new card in a retail store. We defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently six months for both our GPR and our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the period of time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders perform the substantial majority of their transactions. We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, which we offer to cardholders from time-to-time. We generally recognize these revenues as purchase transactions occur or when the underlying services are completed.
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
We report our different types of revenues on a gross or net basis based on our assessment of whether we act as a principal or an agent in the transaction. To the extent we act as a principal in the transaction, we report revenues on a gross basis. In concluding whether or not we act as a principal or an agent, we evaluate whether we have the substantial risks and rewards under the terms of the revenue-generating arrangements, whether we are the party responsible for fulfillment of the services purchased by the cardholders, among other factors. For all of our significant revenue-generating arrangements, including GPR and gift cards, we record revenues on a gross basis.
We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. We recognize tax refund processing service revenues as we remit tax return proceeds to the taxpayer. We act as an agent in these transactions and record revenues on a net basis. Tax refund processing service revenues were included in the cash transfer revenues caption on our consolidated statement of operations for the year ended December 31, 2014.
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
We pay our retail distributors and brokers commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently six months for both our GPR and our gift cards. Absent a new card fee, we expense the related commissions immediately. We expense commissions related to cash transfer products when the cash transfer

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
transactions are completed. We expense costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising first takes place. We record the costs associated with card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime.
Our sales commissions, advertising and marketing expenses and manufacturing and distributing costs were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Sales commissions	$180,334	$161,859	$145,462
Advertising and marketing expenses	6,818	10,369	21,765
Manufacturing and distributing costs	48,075	46,142	42,643
Sales and marketing expenses	$235,227	$218,370	$209,870
Included in our manufacturing and distributing costs were shipping and handling costs of $3.1 million, $4.0 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012. Also included in our manufacturing and distributing costs were liabilities that we incurred for use tax to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
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

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
We divide adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options, restricted stock units, outstanding warrants, shares to be purchased under our employee stock purchase plan and the dilution resulting from the conversion of convertible securities, if applicable. We exclude the effects of convertible securities, outstanding warrants and stock options from the computation of diluted EPS in periods in which the effect would be anti-dilutive. We calculate dilutive potential common shares using the treasury stock method, if-converted method and the two-class method, as applicable.
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
Note 3—Business Acquisitions
SBBT Holdings, LLC
On October 23, 2014, we completed our acquisition of SBBT Holdings, LLC ("TPG"),  a provider of integrated tax refund processing services. TPG's services are integrated into the offerings of the nation's leading tax software companies, which enables TPG to serve approximately 25,000 independent tax preparers and accountants nationwide. This transaction, which was accounted for as a business combination, will allow us to expand into TPG's core customer segment by adding tax refund processing services for millions of tax filers through distribution partnerships with many of America’s largest and best known tax preparation companies and thousands of independent tax preparers.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Acquisitions (continued)
In connection with the acquisition, total consideration amounted to approximately $358.5 million, which included cash, stock and an earn-out payable. We financed the transaction with $204.5 million in cash, of which $150.0 million was raised from our Term Facility, as discussed in Note 10 — Note Payable, and 6.1 million shares of our Class A common stock at a closing price of $21.86 (of which 1.1 million shares were deposited in an escrow fund to serve as a source of payment of any indemnification obligations).
Additionally, the transaction terms include a potential $80.0 million cash earn-out payable to the former owners of TPG based on TPG meeting certain pre-determined performance targets over the next three years.
The following table summarizes the preliminary purchase price consideration.

Consideration
(In thousands)
Cash, including proceeds from Term Loan	$204,471
Fair value of shares of Class A common stock issued	134,074
Fair value of contingent consideration	20,000
Total consideration	$358,545
The preliminary allocation of the purchase price is as follows:

October 23, 2014
(In thousands)
Assets:
Cash and cash equivalents	$2,154
Accounts receivable, net	1,883
Prepaid expenses and other assets	642
Property and equipment, net	5,590
Intangible assets	251,500
Goodwill	100,892
Total assets:	362,661

Liabilities:
Accounts payable and other liabilities	2,045
Other liabilities	2,071
Total liabilities:	4,116

Net assets acquired	$358,545
We have not yet completed our final allocation of the total purchase price to the assets acquired and liabilities assumed. We have made a preliminary allocation of the estimated purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of purchase. During the measurement period, we may adjust the provisional allocation of the estimated purchase price for new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. Upon completion of our purchase accounting, we may make additional adjustments, and the valuations for the assets and liabilities may change.
Goodwill of $100.9 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill arises from the opportunity for synergies and economies of scale from the combined companies, and expanding our reach into TPG's core customer segment by adding our financial products and services. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Acquisitions (continued)
Intangible assets consist primarily of customer relationships and trade name of $215.0 million and $36.5 million, respectively. Each will be amortized over their estimated useful lives of 15 years.
Our acquisition of TPG was accounted for under the purchase method of accounting, with the operating results of TPG included in our consolidated statements of operations from October 24, 2014 to December 31, 2014. Revenues and net losses for this period were $0.4 million and $7.6 million, respectively. TPG did not contribute a material amount of revenue during this period because TPG earns substantially all of its revenues and income during the tax season (January through April). We included TPG's revenues in cash transfer revenues on our consolidated statement of operations.
We incurred transaction costs of approximately $6.2 million in connection with the acquisition, which are included in other general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2014.
Unaudited pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisition of TPG had occurred as of January 1, 2013, after the effect of certain adjustments, including interest expense on the debt used to fund the purchase, amortization of certain identifiable intangible assets, income and expense items not attributable to ongoing operations and related tax effects. The unaudited pro forma condensed consolidated statement of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the TPG acquisition been made as of January 1, 2013, or of any potential results which may occur in the future.

	December 31,
	2014	2013
	(In thousands, except per share data)
Net revenues	$681,506	$655,060
Net income attributable to common stock	$60,458	$40,439
Basic earnings per common share	$1.32	$0.96
Diluted earnings per common share	$1.30	$0.94
Basic weighted-average common shares issued and outstanding	45,863	42,008
Diluted weighted-average common shares issued and outstanding	46,726	43,289
Other
We also completed two other business acquisitions during 2014 for an aggregate cash consideration of $25.5 million, equity consideration of $10.0 million, consisting of 0.5 million shares of our Class A common stock, and contingent consideration of $4.1 million. Of the total consideration, we allocated $16.5 million to goodwill, $22.2 million to intangible assets and $0.9 million to net assets acquired, including $1.6 million of cash acquired. The intangible assets consist primarily of customer relationships that will be amortized over 5 to 10 years. These acquisitions were not material, individually or in the aggregate. We have not yet completed our final allocation of the total purchase price to the assets acquired and liabilities assumed for one of these acquisitions. Upon completion of our purchase accounting, we may make additional adjustments, and the valuations for the assets acquired and liabilities assumed could change.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2014
Corporate bonds	$40,433	$4	$(48)	$40,389
Commercial paper	7,648	1	—	7,649
U.S. Treasury notes	14,782	5	(16)	14,771
Agency securities	2,950	—	—	2,950
Mortgage-backed securities	35,420	119	(177)	35,362
Municipal bonds	5,555	61	(21)	5,595
Asset-backed securities	13,727	—	(12)	13,715
Total investment securities	$120,515	$190	$(274)	$120,431

December 31, 2013
Corporate bonds	$70,965	$45	$(13)	$70,997
Commercial paper	49,307	15	(1)	49,321
Negotiable certificate of deposit	4,400	3	—	4,403
U.S. Treasury notes	14,265	14	(1)	14,278
Agency securities	14,946	13	—	14,959
Mortgage-backed securities	4,169	—	(168)	4,001
Municipal bonds	19,017	28	(14)	19,031
Asset-backed securities	21,750	9	(5)	21,754
Total investment securities	$198,819	$127	$(202)	$198,744
As of December 31, 2014 and 2013, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2014
Corporate bonds	$33,348	$(48)	$—	$—	$33,348	$(48)
U.S. Treasury notes	6,068	(16)	—	—	6,068	(16)
Mortgage-backed securities	21,495	(163)	1,143	(14)	22,638	(177)
Municipal bonds	—	—	419	(21)	419	(21)
Asset-backed securities	12,254	(12)	—	—	$12,254	$(12)
Total investment securities	$73,165	$(239)	$1,562	$(35)	$74,727	$(274)

December 31, 2013
Corporate bonds	$24,104	$(13)	$—	$—	$24,104	$(13)
Commercial paper	4,490	(1)	—	—	4,490	(1)
U.S. Treasury notes	5,212	(1)	—	—	5,212	(1)
Mortgage-backed securities	4,002	(168)	—	—	4,002	(168)
Municipal bonds	8,546	(14)	—	—	8,546	(14)
Asset-backed securities	11,797	(5)	—	—	11,797	(5)
Total investment securities	$58,151	$(202)	$—	$—	$58,151	$(202)
We did not record any other-than-temporary impairment losses during the years ended December 31, 2014 and 2013 on our available-for-sale investment securities. We do not intend to sell these investments or we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4 — Investment Securities (continued)
As of December 31, 2014, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$46,665	$46,650
Due after one year through five years	23,056	23,027
Due after five years through ten years	332	336
Due after ten years	1,315	1,341
Mortgage and asset-backed securities	49,147	49,077
Total investment securities	$120,515	$120,431
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Overdrawn account balances due from cardholders	$14,412	$14,749
Reserve for uncollectible overdrawn accounts	(11,196)	(10,363)
Net overdrawn account balances due from cardholders	3,216	4,386

Trade receivables	8,265	4,302
Reserve for uncollectible trade receivables	(16)	(42)
Net trade receivables	8,249	4,260

Receivables due from card issuing banks	28,349	42,137
Fee advances	6,545	—
Other receivables	2,558	1,514
Accounts receivable, net	$48,917	$52,297
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of period	$10,363	$15,677	$15,309
Provision for uncollectible overdrawn accounts:
Fees	34,057	45,048	59,445
Purchase transactions	4,216	2,225	2,900
Charge-offs	(37,440)	(52,587)	(61,977)
Balance, end of period	$11,196	$10,363	$15,677

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2014
Real estate	$—	$—	$—	$—	$3,861	$3,861
Commercial	—	—	—	—	697	697
Installment	1	3	4	8	2,428	2,436
Total loans	$1	$3	$4	$8	$6,986	$6,994

Percentage of outstanding	—%	—%	0.1%	0.1%	99.9%	100.0%

December 31, 2013
Real estate	$—	$—	$11	$11	$3,372	$3,383
Commercial	—	—	—	—	1,474	1,474
Installment	—	—	3	3	2,506	2,509
Total loans	$—	$—	$14	$14	$7,352	$7,366

Percentage of outstanding	—%	—%	0.2%	0.2%	99.8%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans, other than purchased credit impaired, or PCI loans. See Note 2–Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2014	December 31, 2013
	(In thousands)
Real estate	$54	$117
Commercial	31	106
Installment	104	250
Total loans	$189	$473
Credit Quality Indicators
We closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis. We continuously review and update loan risk classifications. We evaluate our loans using non-classified or classified as the primary credit quality indicator. Classified loans are those loans that have demonstrated credit weakness where we believe there is a heightened risk of principal loss, including all impaired loans. Classified loans are generally internally categorized as substandard, doubtful, or loss, consistent with regulatory guidelines.
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2014		December 31, 2013
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Real estate	$3,604	$257	$3,003	$380
Commercial	635	62	1,323	151
Installment	2,306	130	2,058	451
Total loans	$6,545	$449	$6,384	$982

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified in TDRs as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Real estate	$97	$54	$194	$117
Commercial	270	31	344	106
Installment	367	104	500	250
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of period	$464	$475	$—
Provision for loans	20	—	698
Loans charged off	(66)	(25)	(223)
Recoveries of loans previously charged off	26	14	—
Balance, end of period	$444	$464	$475
Note 7—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Land	$205	$205
Building	605	461
Computer equipment, furniture, and office equipment	45,525	34,508
Computer software purchased	20,363	13,123
Capitalized internal-use software	89,023	62,871
Tenant improvements	9,172	7,482
	164,893	118,650
Less accumulated depreciation and amortization	(87,609)	(58,177)
Property and equipment, net	$77,284	$60,473
Depreciation and amortization expense was $32.5 million, $27.1 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in those amounts are depreciation expense related to internal-use software of $18.4 million, $15.0 million and $9.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net carrying value of capitalized internal-use software was $39.8 million and $28.1 million at December 31, 2014 and 2013, respectively.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Goodwill	$144,662	$27,250
Intangible assets, net	272,538	3,426
Goodwill and intangible assets	$417,200	$30,676
Goodwill
Changes in the carrying amount of goodwill were as follows:

	December 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$27,250	$27,250
Acquisitions	117,412	—
Balance, end of period	$144,662	$27,250
During the three months ended December 31, 2014, we completed our annual goodwill impairment test as of September 30, 2014. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for our reporting unit as their fair value exceeded their carrying value indicating there was no impairment.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$236,387	$(4,039)	$232,348	$—	$—	$—	14.4
Tradenames	37,385	(546)	36,839			—	14.8
Patents	3,000	—	3,000	3,000	—	3,000	11.0
Other	937	(586)	351	926	(500)	426	9.5
Total intangible assets	$277,709	$(5,171)	$272,538	$3,926	$(500)	$3,426
Amortization expense, a component of other general and administrative expenses, on finite-lived intangibles was $4.5 million, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. None of the intangible assets were impaired as of December 31, 2014 or 2013.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2015	$19,817
2016	19,816
2017	19,811
2018	19,811
2019	19,730
Thereafter	173,553
Total	$272,538

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Deposits
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

	December 31,
	2014	2013
Non-interest bearing deposit accounts	(In thousands)
GPR deposits	$529,779	$204,171
Other demand deposits	19,631	—
Total non-interest bearing deposit accounts	549,410	204,171
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	905	1,401
Savings	7,985	6,410
Time deposits, denominations greater than or equal to $100	5,263	5,310
Time deposits, denominations less than $100	1,838	2,288
Total interest-bearing deposit accounts	15,991	15,409
Total deposits	$565,401	$219,580
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2015	$4,442
Due in 2016	1,383
Due in 2017	772
Due in 2018	58
Due in 2019	427
Thereafter	19
Total time deposits	$7,101
Note 10—Note Payable
The following table presents total outstanding notes payable:

	December 31, 2014	December 31, 2013
	(In thousands)
Term Facility	$150,000	$—
Revolving Facility	—	—
Total notes payable	$150,000	$—
In October 2014, we entered into a $225.0 million credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The credit agreement provides for 1) a $75.0 million five-year revolving facility (the "Revolving Facility") and 2) a five-year $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the “Senior Credit Facility). The credit agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million. We drew the entire Term Facility on October 23, 2014, and used the proceeds to finance our acquisition of SBBT Holdings, LLC, as discussed in Note 3 — Business Acquisitions. We expect to use the proceeds

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Note Payable (continued)
of any borrowings under the Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement.
Interest and other fees
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of December 31, 2014 was 2.92%. Interest expense related to our Senior Credit Facility was $0.9 million for the year ended December 31, 2014.
We also pay a commitment fee, which varies from 0.30% to 0.40% per annum on the actual daily unused portions of the Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for LIBOR Rate loans.
Maturity and payments
The Revolving Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 23, 2019.
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019.
The following table sets forth future annual contractual principal payment commitments as of December 31, 2014.

December 31,
(In thousands)
2015	$22,500
2016	22,500
2017	22,500
2018	22,500
2019	60,000
Total	$150,000
We have the option to prepay the borrowings under the Senior Credit Facility without premium or penalty (other than customary breakage costs). The credit agreement requires us to repay certain amounts outstanding thereunder with (1) net cash proceeds of certain asset sales or other dispositions that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions and (2) net cash proceeds of the incurrence of certain indebtedness. Borrowings under the Senior Facilities are guaranteed by each of our domestic subsidiaries (the "Guarantor"), other than certain excluded subsidiaries (including bank subsidiaries) and subject to certain other exceptions set forth in the credit agreement. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our assets and each Guarantor, subject to certain customary exceptions.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2014, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the Senior Credit Facility, the commitments may be terminated and the principal amounts outstanding under the Senior Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders’ Equity
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
During the year ended December 31, 2014, 5,345 shares of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock converted into 5,345,000 shares of Class A Common Stock. As of December 31, 2014 and 2013, 1,515 and 6,859 shares were outstanding, respectively. Our Certificate of Incorporation specified the following rights, preferences, and privileges for our Series A preferred stockholders.
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

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders’ Equity (continued)
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
Non-Employee Stock-Based Payments
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The amendment modifies the terms of our agreement related to our co-branded GPR MoneyCard, which significantly increased the sales commission rates we pay to Walmart for our products sold in their stores. The new agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares are subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapses with respect to 36,810 shares per month over the five-year term of the agreement. The repurchase right will expire as to all shares of Class A common stock that remain subject to the repurchase right if we experience a “prohibited change of control,” as defined in the agreement, if we experience a “change of control,” as defined in the stock issuance agreement, or under certain other limited circumstances, which we currently believe are remote. As of December 31, 2014 and 2013, 147,192 and 588,912 shares of Class A common stock issued to Walmart were subject to our repurchase right, respectively.
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
Registration Rights Agreements
Registration Rights Agreement dated as of May 27, 2010 as amended
We are a party to a Ninth Amended and Restated Registration Rights Agreement, dated as of May 27, 2010, as amended (the "Registration Rights Agreement") with certain of our investors, pursuant to which we have granted those persons or entities the right to register shares of common stock held by them under the Securities Act of 1933, as amended, or the Securities Act. Holders of these rights are entitled to demand that we register their shares of common stock under the Securities Act so long as certain conditions are satisfied and require us to include their shares of common stock in future registration statements that may be filed, either for our own account or for the account of other security holders exercising registration rights. In addition, after an initial public offering, these holders have the

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders’ Equity (continued)
right to request that their shares of common stock be registered on a Form S-3 registration statement so long as certain conditions are satisfied and the anticipated aggregate sales price of the registered shares as of the date of filing of the Form S-3 registration statement is at least $1.0 million. The foregoing registration rights are subject to various conditions and limitations, including the right of underwriters of an offering to limit the number of registrable securities that may be included in an offering. The registration rights terminate as to any particular shares on the date on which the holder sells such shares to the public in a registered offering or pursuant to Rule 144 under the Securities Act. We are generally required to bear all of the expenses of these registrations, except underwriting commissions, selling discounts and transfer taxes.
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
Registration Rights Agreement dated as of October 23, 2014
We are party to a Registration Rights Agreement, dated as of October 23, 2014, with certain persons listed on Exhibit A thereto (the “New Registration Rights Agreement”), which we entered into in connection with our acquisition of TPG. The terms of the New Registration Rights Agreement grant the selling stockholders (and their successors and permitted assigns who hold shares of our Class A common stock in accordance with the New Registration Rights Agreement) certain rights with respect to the registration of their shares under the Securities Act. We were required to file a Form S-3 shelf registration statement to register the shares of Class A common stock issued in the acquisition of TPG as soon as reasonably practicable after the closing of the acquisition and to cause the registration statement to be declared effective within 75 days of the closing of the merger. We filed the Form S-3 registration statement with the SEC on December 12, 2014. Subject to certain exceptions, we must keep the Form S-3 registration statement continuously effective until the earlier of (x) the date following the second anniversary of the closing of the acquisition on which there remain fewer than 1,840,001 registrable securities (i.e., approximately 30% of the aggregate shares of our common stock issued in the acquisition) and (y) the 30 month anniversary of the acquisition closing.
The New Registration Rights Agreement grants holders holding at least $30 million of registrable securities the right to cause us to effect up to two underwritten offerings under the Form S-3 registration statement of, in each case, registrable securities having an aggregate offering price of at least $30 million. The foregoing registration rights are subject to various conditions and limitations, including the right of underwriters of an offering to limit the number of registrable securities that may be included in an offering. The registration rights under the New Registration Rights Agreement will terminate as to any particular shares on the date on which the holder sells such shares to the public in a registered offering or pursuant to Rule 144 under the Securities Act. We will generally pay all expenses, other than underwriting discounts and commissions, transfer taxes and the fees and disbursements of more than one counsel for the selling stockholders, incurred in connection with the registration described above.
Refer to Note 3 — Business Acquisitions for additional information regarding our acquisition of TPG.
Comprehensive Income
The tax impact on unrealized losses and gains on investment securities available-for-sale for the years ended December 31, 2014, 2013 and 2012 was approximately $(3,000), $(104,000) and $46,000 respectively.
Note 12—Employee Stock-Based Compensation
Employee Stock-Based Compensation
In January 2001, we adopted the 2001 Stock Plan. The 2001 Stock Plan provided for the granting of incentive stock options, nonqualified stock options and other stock awards. Options granted under the 2001 Stock Plan generally vest over four years and expire five years or ten years from the date of grant. This stock plan is no longer in effect with the automatic conversion of all Class B Common Stock to Class A Common Stock in August 2013 as noted within Note 11—Stockholders’ Equity.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation (continued)
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
Upon adoption, we reserved 2,000,000 shares and 200,000 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan, respectively. The number of shares reserved for issuance under our 2010 Equity Incentive Plan and our 2010 Employee Stock Purchase Plan automatically increases on the first day of January of each of 2011 through 2014 and 2011 through 2018, respectively, by up to a number of shares equal to 3% of the total outstanding shares our Class A common stock as of the immediately preceding December 31st. Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year. At our 2014 Annual Meeting of Stockholders, our stockholders approved amendments to our 2010 Equity Incentive Plan to increase the number of shares reserved for issuance by 3,400,000 shares.
Stock-based compensation for the years ended December 31, 2014, 2013, and 2012 includes expense related to awards of stock options and restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total stock-based compensation expense	$20,329	$14,703	$12,734
Related income tax benefit	6,949	4,007	3,394
Excluding non-plan equity awards granted in 2013, options and restricted stock units granted on or after July 21, 2010 are issued under the 2010 Equity Incentive Plan and options granted prior to July 21, 2010 were issued under the 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan. We have reserved shares of our Class A common stock common stock for issuance under the 2010 Equity Incentive Plan.
The following table summarizes stock options and restricted stock units granted:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Stock options granted	106	2,236	2,247
Weighted-average exercise price	$20.92	$18.88	$19.35
Weighted-average grant-date fair value	$10.75	$7.20	$8.92

Restricted stock units granted	2,035	1,272	613
Weighted-average grant-date fair value	$19.49	$22.16	$14.14
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.8%	1.2%	1.0%
Expected term (life) of options (in years)	5.79	5.86	6.07
Expected dividends	—	—	—
Expected volatility	53.98%	43.4%	47.5%

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation (continued)
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
Stock option activity for the year ended December 31, 2014 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2013	5,212	$16.62
Options granted	106	20.92
Options exercised	(1,107)	7.20
Options canceled	(589)	20.98
Outstanding at December 31, 2014	3,622	$18.91	6.76	$13,493
Vested or expected to vest at December 31, 2014	3,521	18.90	6.72	$13,202
Exercisable at December 31, 2014	2,162	18.79	5.82	$8,752
The total intrinsic value of options exercised was $14.0 million, $17.9 million and $8.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Restricted stock unit activity for the year ended December 31, 2014 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Outstanding at December 31, 2013	1,454	$20.87
Restricted stock units granted	2,035	$19.49
Restricted stock units canceled	(406)	$19.74
Restricted stock units vested	(331)	$19.51
Outstanding at December 31, 2014	2,752	$20.18
The total fair value of shares vested for the years ended December 31, 2014, 2013 and 2012 was $8.2 million, $4.5 million and $0.4 million, respectively, based on the price of our Class A common stock on the vesting date.
At December 31, 2014, there was $11.8 million and $43.8 million of aggregate unrecognized compensation cost related to unvested stock options and restricted stock units, respectively, expected to be recognized in compensation expense in future periods, with a weighted-average period of 2.2 years and 3.3 years, respectively. Approximately 3.7 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2014.
Stock-Based Retailer Incentive Compensation
As discussed in Note 11 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the five-year term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $8.9 million, $8.7 million and $8.3 million of stock-based retailer incentive compensation for the years ended December 31, 2014, 2013, and 2012, respectively.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$24,382	$11,880	$21,322
State	1,368	1,116	1,805
Current income tax expense	25,750	12,996	23,127
Deferred:
Federal	760	6,776	5,931
State	(224)	(1,312)	(139)
Foreign	(73)	—	—
Deferred income tax expense	463	5,464	5,792
Income tax expense	$26,213	$18,460	$28,919
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	(0.2)	1.9
General business credits	(1.3)	(2.3)	(0.4)
Employee stock-based compensation	0.7	1.4	1.4
Non-deductible transaction costs	1.8	—	—
Other	0.7	1.2	0.3
Effective tax rate	38.0%	35.1%	38.2%
The increase in the effective tax rate for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily attributable to certain non-deductible transaction costs incurred during the year and fewer general business credits. We recognized a discrete benefit in the first quarter of 2013 related to the reinstatement of 2012 general business credits.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,172	$12,276
Stock-based compensation	9,317	6,397
Reserve for overdrawn accounts	4,422	4,088
Accrued liabilities	5,866	5,354
Tax credit carryforwards	3,131	2,298
Other	2,151	984
Gross deferred tax assets	40,059	31,397
Valuation allowance	—	(1,228)
Total deferred tax assets, net of valuation allowance	$40,059	$30,169
Deferred tax liabilities:
Internal-use software costs	$14,880	$10,587
Property and equipment, net	3,924	5,534
Deferred expenses	5,856	5,083
Intangible assets	3,467	1,156
Gift card revenue	7,951	6,637
Other	1,708	1,526
Total deferred tax liabilities	37,786	30,523
Net deferred tax assets (liabilities)	$2,273	$(354)
Total net deferred tax assets and liabilities are included in our consolidated balance sheets as follows:

	December 31,
	2014	2013
	(In thousands)
Current net deferred tax liabilities	$(3,995)	$(3,716)
Noncurrent net deferred tax assets	6,268	3,362
Net deferred tax assets (liabilities)	$2,273	$(354)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for five-months ended December 31, 2009 and the years ended December 31, 2010 and 2011 are currently under examination by the IRS. We remain subject to examination of our federal income tax returns for the years ended December 31, 2012 and 2013. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of December 31, 2014, we have net operating loss carryforwards of approximately $41.7 million and $26.2 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2025 and 2034. In addition, we have state business tax credits of approximately $4.1 million that will expire between 2028 and 2034 and other state business tax credits of approximately $1.4 million that will expire 2024.
As of December 31, 2014 and 2013, we had a liability of $6.2 million and $3.7 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$3,724	$1,481	$—
Increases related to positions taken during prior years	856	931	970
Increases related to positions taken during the current year	1,609	1,312	511
Ending balance	$6,189	$3,724	$1,481

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$6,189	$3,724	$1,481
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012, of approximately $361,000, $338,000 and $0, respectively.
Note 14—Earnings per Common Share
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
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$42,693	$34,040	$47,219
Income attributable to preferred stock	(4,842)	(5,360)	(7,599)
Income attributable to other classes of common stock	(349)	(642)	(1,400)
Net income allocated to Class A common stockholders	$37,502	$28,038	$38,220
Weighted-average Class A shares issued and outstanding	40,907	35,875	34,499
Basic earnings per Class A common share	$0.92	$0.78	$1.11

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$37,502	$28,038	$38,220
Re-allocated earnings	94	172	293
Diluted net income allocated to Class A common stockholders	$37,596	$28,210	$38,513
Weighted-average Class A shares issued and outstanding	40,907	35,875	34,499
Dilutive potential common shares:
Stock options	640	1,078	1,369
Restricted stock units	220	203	43
Employee stock purchase plan	3	—	22
Diluted weighted-average Class A shares issued and outstanding	41,770	37,156	35,933
Diluted earnings per Class A common share	$0.90	$0.76	$1.07
As of December 31, 2014, 147,192 shares of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the years ended December 31, 2014, 2013 and 2012.
For the years ended December 31, 2013 and 2012, we excluded from the computation of basic EPS all shares issuable under an unvested warrant to purchase 4,283,456 shares of our Class A common stock, as the related performance conditions had not been satisfied.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Earnings per Common Share (continued)
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Class A common stock
Options to purchase Class A common stock	598	994	1,408
Restricted stock units	15	39	26
Conversion of convertible preferred stock	5,282	6,859	6,859
Total options, restricted stock units and convertible preferred stock	5,895	7,892	8,293
Note 15—Fair Value Measurements
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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies.
As of December 31, 2014 and December 31, 2013, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2014	(In thousands)
Corporate bonds	$—	$40,389	$—	$40,389
Commercial paper	—	7,649	—	7,649
U.S. Treasury notes	—	14,771	—	14,771
Agency securities	—	2,950	—	2,950
Mortgage-backed securities	—	35,362	—	35,362
Municipal bonds	—	5,595	—	5,595
Asset-backed securities	—	13,715	—	13,715
Total	$—	$120,431	$—	$120,431

December 31, 2013
Corporate bonds	$—	$70,997	$—	$70,997
Commercial paper	—	49,321	—	49,321
Negotiable certificate of deposit	—	4,403	—	4,403
U.S. Treasury notes	—	14,278	—	14,278
Agency securities	—	14,959	—	14,959
Mortgage-backed securities	—	4,001	—	4,001
Municipal bonds	—	19,031	—	19,031
Asset-backed securities	—	21,754	—	21,754
Total	$—	$198,744	$—	$198,744
We based the fair value of our fixed income securities held as of December 31, 2014 and December 31, 2013 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the years ended December 31, 2014 or 2013.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Fair Value of Financial Instruments
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
Note Payable
The fair value of our note payable is based on borrowing rates currently available to us for loans with similar terms or maturity. The carrying amount of our note payable is considered a Level 2 liability and approximates fair value since the interest rate charged is variable and commensurate with rates presently available in the market.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2014 and 2013 are presented in the table below.

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,550	$5,399	$6,902	$5,926

Financial Liabilities
Deposits	$565,401	$565,345	$219,580	$219,534
Note payable	$150,000	$150,000	$—	$—
Note 17—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio, approximately 93.8% of our borrowers reside in the state of Utah and approximately 41.5% in the city of Provo. Consequently, this loan portfolio is susceptible

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Concentrations of Credit Risk (continued)
to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.
Note 18—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. Effective January 1, 2010, our board elected to include a discretionary employer matching contribution equal to 50% of the first 6% of the participant’s eligible compensation as defined by the Plan. Effective January 1, 2013, our board elected to suspend discretionary employer matching contributions, however, in March 2014, employer contributions were reinstated equal to 25% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $0.5 million, $0.1 million, and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts contributed in the year ended December 31, 2013 were related to matching contributions on employee contributions during the year ended December 31, 2012 which were not received until 2013.
Note 19—Commitments and Contingencies
In December 2011, we entered into a ten-year office lease for 140,000 square feet of office space in Pasadena, California. This facility serves as our corporate headquarters. The initial term of the lease is ten years and is scheduled to expire on October 31, 2022. Through our wholly owned subsidiaries, we also lease various office facilities and maintain smaller administrative or project offices. Our total rental expense for these and former leases amounted to $5.4 million, $5.3 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, the future minimum aggregate rental commitment under all operating leases and minimum annual payments through various agreements with vendors and retail distributors was as follows:

	Operating Leases	Vendor/Retail Distributor Commitments
Year ending December 31,	(In thousands)
2015	$7,147	$23,642
2016	7,460	25,998
2017	6,773	16,005
2018	5,763	7,610
2019	5,618	30
Thereafter	16,733	—
Total of future commitments	$49,494	$73,285
In the event we terminate our processing services agreement for convenience, we are required to pay a single lump sum equal to any minimum payments remaining on the date of termination. These future minimum obligations are included in our vendor and retail distributor commitments.
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

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 19—Commitments and Contingencies (continued)
During the year ended December 31, 2014, we received net cash proceeds of $6.4 million in connection with the settlement of a lawsuit. We recorded this settlement, net of legal costs incurred in connection with the litigation, as other income on our consolidated statement of operations.
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
For additional information regarding overdrafts on cardholders’ accounts, refer to Note 5 — Accounts Receivable.
Note 20—Significant Customer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenue Concentrations
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2014	2013	2012
Walmart	54%	64%	64%
Excluding stock-based retailer incentive compensation of $8.9 million, $8.7 million, and $8.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2014	2013	2012
Walmart	55%	65%	65%
Included in these percentages are operating revenues derived from the Walmart MoneyCard program, which represented 38%, 45% and 49% for each of the years ended December 31, 2014, 2013, and 2012, respectively. No other retail distributor made up greater than 10% of our total operating revenues for the years ended December 31, 2014, 2013, and 2012.

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 20—Significant Customer Concentration (continued)
Unit Concentrations
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Year Ended December 31,
	2014	2013	2012
Concentration of GPR cards activated (in units)	70%	82%	87%
Concentration of sales of cash transfer products (in units)	83%	87%	88%
Settlement Asset Concentrations
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	December 31, 2014	December 31, 2013
Walmart	22%	34%
Three other largest retail distributors, as a group	6%	39%
Other Concentrations
At December 31, 2013, the customer funds underlying the Walmart co-branded GPR cards were held by GE Capital Retail Bank. These funds were held in trust for the benefit of the customers, and we had no legal rights to the customer funds. Additionally, we had receivables due from GE Capital Retail Bank that are included in accounts receivable, net, on our consolidated balance sheets.
Note 21—Regulatory Requirements
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
As of December 31, 2014, we were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain specific total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2014 which management believes would have changed our category as well capitalized.
The actual amounts and ratios, and required minimum capital amounts and ratios by which we exceed these minimum ratios at December 31, 2014 and 2013 were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
December 31, 2014	(In thousands, except ratios)
Tier 1 leverage	200,917	21.3%	47,113	5.0%
Tier 1 risk-based capital	200,917	45.4	26,561	6.0
Total risk-based capital	201,368	45.5	44,269	10.0

December 31, 2013
Tier 1 leverage	370,476	45.8%	40,418	5.0%
Tier 1 risk-based capital	370,476	100.8	22,057	6.0
Total risk-based capital	370,476	100.8	36,762	10.0

GREEN DOT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 22— Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2014 and 2013:

	2014
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$150,609	$144,659	$147,016	$159,269
Total operating expenses	150,339	131,331	125,284	135,609
Operating income	270	13,328	21,732	23,660
Interest (expense) income, net	(148)	965	1,010	961
Other income	760	6,369	—	—
Income before income taxes	882	20,662	22,742	24,621
Income tax expense	1,727	6,771	8,399	9,316
Net (loss) income	$(845)	$13,891	$14,343	$15,305
(Loss) earnings per common share
Basic
Class A common stock	$(0.02)	$0.30	$0.32	$0.34
Diluted
Class A common stock	$(0.02)	$0.30	$0.31	$0.33

	2013
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$142,320	$136,544	$140,608	$154,149
Total operating expenses	141,856	128,570	123,253	130,810
Operating income	464	7,974	17,355	23,339
Interest income, net	949	778	839	802
Income before income taxes	1,413	8,752	18,194	24,141
Income tax expense	377	2,638	6,890	8,555
Net income	$1,036	$6,114	$11,304	$15,586
Earnings per common share
Basic
Class A common stock	$0.02	$0.14	$0.26	$0.36
Diluted
Class A common stock	$0.02	$0.13	$0.25	$0.35
Note 24—Subsequent Event
In January 2015, we completed the acquisition of a privately-held GPR prepaid company.  We issued approximately 514,000 shares of Class A Common stock on the date of close, and the remainder of the consideration was paid in cash, resulting in a total purchase price of approximately $80.0 million. This acquisition has been accounted for under the purchase method of accounting. We will recognize the excess of the purchase price over the net of the amounts assigned to tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. As of the date of this report, we have not completed our allocation of the total purchase price to the assets acquired and liabilities assumed based on their estimated fair values.

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We have excluded from our evaluation, the internal control over financial reporting of the operations of Insight Card Services, LLC, SBBT Holdings, LLC, and Achieve Financial Services, LLC, each acquired during the year ended December 31, 2014, as discussed in Note 3 — Business Acquisitions in Item 8 of this report. As of December 31, 2014, the total assets and tangible assets (excludes goodwill and intangible assets) subject to these acquisitions' internal control over financial reporting represented approximately 25% and 2% of our consolidated total assets and consolidated tangible assets, respectively. Total operating revenues subject to these acquisitions' internal control over financial reporting represented approximately 3% of our consolidated total operating revenues for the year ended December 31, 2014.
Our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
2015 Executive Officer Bonus Plan
On February 26, 2015, the Compensation Committee of our board of directors approved our 2015 Executive Officer Incentive Bonus Plan (“Plan”), which is designed to reward designated executive officers, including executive officers identified as named executive officers in our 2014 annual meeting proxy statement, if we achieve specified adjusted EBITDA and annual revenue objectives for 2015.
The named executive officer participants in the Plan, and their 2015 on-target bonus amounts under the Plan expressed as a percentage of their respective annual base salaries, are: Steven W. Streit, Chairman, President and Chief Executive Officer - 100%; Grace Wang, Chief Financial Officer - 75%; Konstantinos Sgoutas, Chief Revenue Officer - 100%; Lewis B. Goodwin, Chief Executive Officer, Green Dot Bank - 70%: and John Ricci, General Counsel and Secretary - 50%.

Under the Plan, participants are eligible to receive one annual bonus, each in an amount equal to the participant's full 2015 on-target bonus for achievement of the two financial objectives described below. The actual bonus payment is the on-target bonus payment multiplied by a percentage (which may be more or less than 100% but shall not exceed 150%) that varies depending upon achievement of the financial objectives. Each of the financial objectives is given equal weight, except that no bonus shall be payable if we fail to achieve at least 90% of both financial objectives.
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

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

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

Green Dot Corporation

Date:	March 2, 2015	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, Chief Executive Officer
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

	Signature	Title	Date

By:	/s/ Steven W. Streit	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Name:	Steven W. Streit

By:	/s/ Grace T. Wang	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
Name:	Grace T. Wang

By:	/s/ Kenneth C. Aldrich	Director	March 2, 2015
Name:	Kenneth C. Aldrich

By:	/s/ Samuel Altman	Director	March 2, 2015
Name:	Samuel Altman

By:	/s/ Glinda Bridgforth-Hodges	Director	March 2, 2015
Name:	Glinda Bridgforth-Hodges

By:	/s/ Mary J. Dent	Director	March 2, 2015
Name:	Mary J. Dent

By:	/s/ Timothy R. Greenleaf	Director	March 2, 2015
Name:	Timothy R. Greenleaf

By:	/s/ Michael J. Moritz	Director	March 2, 2015
Name:	Michael J. Moritz

By:	/s/ George T. Shaheen	Director	March 2, 2015
Name:	George T. Shaheen

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
2.1^	Agreement and Plan of Merger, dated as of September 17, 2014 by and among the Registrant, Patriot Merger Sub LLC, SBBT Holdings, LLC, Platform TPG LLC, solely in its capacity as the initial Holder Representative thereunder, and the certain persons delivering joinder agreements therewith.	8-K	September 17, 2014	2.01

3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Amended and Restated Bylaws of the Registrant.	S-1(A4)	June 29, 2010	3.04

3.3	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A4)	June 29, 2010	4.01

4.2	First Amendment to Ninth Amended and Restated Registration Rights Agreement by and among the Registrant, certain stockholders and certain warrant holders of the Registrant.	S-1(A7)	July 19, 2010	4.02

4.3	Second Amendment to Ninth Amended and Restated Registration Rights Agreement, dated as of December 8, 2011, by and among the Registrant and certain stockholders of the Registrant.	8-K	December 11, 2011	4.01

4.4	Registration Rights Agreement, dated as of October 23, 2014, by and among the Registrant and the persons listed on Exhibit A thereto.	8-K	October 24, 2014	4.01

10.1	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	2010 Equity Incentive Plan, as amended, and forms of notice of stock option grant, stock option award agreement, notice of restricted stock award, restricted stock agreement, notice of stock bonus award, stock bonus award agreement, notice of stock appreciation right award, stock appreciation right award agreement, notice of restricted stock unit award, restricted stock unit award agreement, notice of performance shares award and performance shares agreement.	8-K	May 23, 2014	10.01

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6†	Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, L.P. and GE Money Bank.	S-1(A6)	July 13, 2010	10.05

10.7†	First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, by and among the Registrant, Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Capital Retail Bank.	10-K	February 29, 2012	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.8†	Amendment To the Walmart MoneyCard Program Agreement, dated as of August 31, 2012, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and GE Capital Retail Bank.	10-Q	November 9, 2012	10.2

10.9	Agreement to Purchase Assets and Assume Liabilities from GE Retail Bank, dated as of June 7, 2013, by and between Green Dot Bank, the subsidiary bank of Green Dot Corporation, and GE Capital Retail Bank	8-K	June 10, 2013	10.01

10.10†	Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 14, 2013, by and among the Registrant and Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, LP and GE Capital Retail Bank	10-Q	August 9, 2013	10.2

10.11†	Additional Product Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended, by and among the Registrant and Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., and GE Capital Retail Bank.	10-Q	February 28, 2014	10.3

10.12†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended.	S-1(A6)	July 13, 2010	10.06

10.13	Puerto Rico Sales Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 21, 2014, by and among the Registrant and Green Dot Bank and Wal-Mart Stores, Inc., Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, and Wal-Mart Stores Puerto Rico, Inc.	10-Q	August 11, 2014	10.01

10.14††	GoBank Amendment to MoneyCard Program Agreement dated as of August 26, 2014 by and among the Registrant and Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.	10-Q	November 7, 2014	10.01

10.15††	Green Dot Everyday-Branded Additional Card Amendment to Walmart MoneyCard Program Agreement dated as of June 1, 2014 by and among the Registrant and Wal-Mart Stores, Inc., Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.	10-Q	November 7, 2014	10.02

10.16
Extension Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of December 16, 2014, by and among the Registrant and Green Dot Bank and Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, as the successor to Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Puerto Rico, Inc. and Wal-Mart Stores East, L.P.
					X

10.17	Credit Agreement, dated as of October 23, 2014, by and between the Registrant, Bank of America, N.A., and the other lenders party thereto.	8-K	October 24, 2014	10.01

10.18*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.19*	2014 Executive Officer Incentive Bonus Plan	10-K	March 3, 2014	10.20

10.20*	2015 Executive Officer Incentive Bonus Plan				X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.21	Class A Common Stock Issuance Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A6)	July 13, 2010	10.17

10.22	Voting Agreement, dated as of May 27, 2010, between the Registrant and Wal-Mart Stores, Inc.	S-1(A4)	June 29, 2010	10.18

10.23*	Offer letter to Grace Wang from the Registrant, dated August 27, 2013.	10-Q	November 11, 2013	10.1

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

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
________________

^
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Green Dot hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

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