Form 10-Q
period 2015-03-31
GREEN DOT CORP
filed 2015-05-11
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 51,756,400 shares of Class A common stock, par value $.001 per share (which number does not include 1,515,462 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of April 30, 2015.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$878,244	$724,158
Federal funds sold	480	480
Restricted cash	4,841	2,015
Investment securities available-for-sale, at fair value	30,482	46,650
Settlement assets	45,904	148,694
Accounts receivable, net	38,154	48,904
Prepaid expenses and other assets	26,326	23,992
Income tax receivable	—	16,290
Total current assets	1,024,431	1,011,183
Restricted cash	2,182	2,152
Investment securities, available-for-sale, at fair value	89,801	73,781
Accounts receivable, net	15	13
Loans to bank customers, net of allowance for loan losses of $340 and $444 as of March 31, 2015 and December 31, 2014, respectively	6,815	6,550
Prepaid expenses and other assets	11,865	11,883
Property and equipment, net	79,809	77,284
Deferred expenses	11,526	17,326
Net deferred tax assets	2,648	6,268
Goodwill and intangible assets	494,457	417,200
Total assets	$1,723,549	$1,623,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,793	$36,444
Deposits	644,273	565,401
Obligations to customers	70,797	98,052
Settlement obligations	4,288	4,484
Amounts due to card issuing banks for overdrawn accounts	2,393	1,224
Other accrued liabilities	74,678	79,137
Deferred revenue	18,825	24,418
Note payable	22,500	22,500
Income tax payable	7,819	—
Net deferred tax liabilities	3,357	3,995
Total current liabilities	873,723	835,655
Other accrued liabilities	40,369	31,295
Deferred revenue	175	200
Note payable	121,875	127,500
Total liabilities	1,036,142	994,650
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of March 31, 2015 and December 31, 2014; 2 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Class A common stock, $0.001 par value: 100,000 shares authorized as of March 31, 2015 and December 31, 2014; 51,699 and 51,146 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	52	51
Additional paid-in capital	400,814	383,296
Retained earnings	286,506	245,693
Accumulated other comprehensive income (loss)	33	(52)
Total stockholders’ equity	687,407	628,990
Total liabilities and stockholders’ equity	$1,723,549	$1,623,640
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$87,224	$68,167
Processing and settlement service revenues	87,121	46,276
Interchange revenues	54,726	47,214
Stock-based retailer incentive compensation	(1,906)	(2,388)
Total operating revenues	227,165	159,269
Operating expenses:
Sales and marketing expenses	61,279	60,243
Compensation and benefits expenses	41,354	26,963
Processing expenses	30,600	22,079
Other general and administrative expenses	28,036	26,324
Total operating expenses	161,269	135,609
Operating income	65,896	23,660
Interest income	1,378	977
Interest expense	(1,496)	(16)
Income before income taxes	65,778	24,621
Income tax expense	24,965	9,316
Net income	40,813	15,305
Income attributable to preferred stock	(1,165)	(2,282)
Net income available to common stockholders	$39,648	$13,023

Basic earnings per common share:	$0.77	$0.34
Diluted earnings per common share:	$0.76	$0.33
Basic weighted-average common shares issued and outstanding:	51,448	37,462
Diluted weighted-average common shares issued and outstanding:	51,938	38,769
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$40,813	$15,305
Other comprehensive income
Unrealized holding gains, net of tax	85	37
Comprehensive income	$40,898	$15,342
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating activities
Net income	$40,813	$15,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	9,375	7,664
Amortization of intangible assets	5,325	—
Provision for uncollectible overdrawn accounts	15,192	8,490
Employee stock-based compensation	5,213	3,972
Stock-based retailer incentive compensation	1,906	2,388
Amortization of premium on available-for-sale investment securities	235	313
Net realized loss (gain) on investment securities	2	(29)
Recovery for uncollectible trade receivables	(5)	(9)
Change in fair value of contingent consideration	(7,616)	—
Amortization of deferred financing costs	384	—
Deferred income tax expense	(21)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,308)	15,668
Prepaid expenses and other assets	(31)	(3,835)
Deferred expenses	5,800	3,548
Accounts payable and other accrued liabilities	(9,579)	(6,348)
Amounts due to card issuing banks for overdrawn accounts	1,169	(49,760)
Deferred revenue	(5,618)	(6,179)
Income tax receivable	24,091	8,641
Net cash provided by (used in) operating activities	84,327	(171)

Investing activities
Purchases of available-for-sale investment securities	(34,631)	(44,548)
Proceeds from maturities of available-for-sale securities	21,972	47,445
Proceeds from sales of available-for-sale securities	12,733	35,411
(Increase) decrease in restricted cash	(1,429)	683
Payments for acquisition of property and equipment	(14,144)	(10,512)
Net (increase) decrease in loans	(265)	336
Acquisition, net of cash acquired	(65,209)	—
Net cash (used in) provided by investing activities	(80,973)	28,815

Financing activities
Repayments of borrowings from note payable	(5,625)	—
Borrowings on revolving line of credit	30,001	—
Repayments on revolving line of credit	(30,001)	—
Proceeds from exercise of options	117	1,626
Excess tax benefits from exercise of options	24	525
Net increase in deposits	78,872	306,769
Net increase (decrease) in obligations to customers	77,344	(13,346)
Net cash provided by financing activities	150,732	295,574

Net increase in unrestricted cash, cash equivalents, and federal funds sold	154,086	324,218
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	724,638	423,621
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$878,724	$747,839

Cash paid for interest	$1,112	$16
Cash paid for income taxes	$779	$219
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
Our products and services are available to consumers through a large-scale "branchless bank" distribution network of more than 100,000 U.S. locations, including retailers, neighborhood financial service center locations and tax preparation offices, as well as online, in the leading app stores and through leading online tax preparation providers. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts. We are also the tax refund processing service provider for four out of the six leading consumer online and in-person tax preparation companies.
We market our products and services to banked, underbanked and unbanked consumers in the United States. We use distribution channels other than traditional bank branches to market our GPR cards, checking accounts and cash transfer services, such as third-party retailer locations nationwide, financial service centers, and the Internet. Our prepaid debit cards are issued by our wholly-owned subsidiary, Green Dot Bank and third-party issuing banks including The Bancorp Bank and Sunrise Banks, N.A. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, such as Blackhawk Network and Incomm. We currently have a one year contract with Walmart, pending the outcome of our proposal for renewal. We refer to participating retailers collectively as our “retail distributors.” Our tax refund processing services are integrated into the offerings of the nation’s leading tax software companies, which, together, enable us to serve approximately 25,000 independent online and in-person tax preparers and accountants nationwide.
In January 2015, we completed the acquisition of AccountNow, Inc. We issued approximately 514,000 shares of our Class A common stock on the date of close and the remainder of the consideration was paid in cash. AccountNow's results of operations are included in our consolidated statements of operations following the acquisition date. We have not presented pro-forma results of operations because the effect of this acquisition was not material to our financial results. Of the total consideration transferred, we made a preliminary allocation of $65.9 million and $16.1 million to goodwill and intangible assets, respectively.  We may adjust this allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation will be finalized in 2015.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2015. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05").  This ASU provides guidance to customers about whether a cloud computing

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. We are currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated balance sheets.
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
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The FASB recently issued a proposal to extend the effective date by one year. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2015
Corporate bonds	$26,828	$5	$(29)	$26,804
Commercial paper	849	—	—	849
U.S. Treasury notes	21,363	8	(1)	21,370
Mortgage-backed securities	55,894	180	(159)	55,915
Municipal bonds	2,133	78	(5)	2,206
Asset-backed securities	13,136	7	(4)	13,139
Total investment securities	$120,203	$278	$(198)	$120,283

December 31, 2014
Corporate bonds	$40,433	$4	$(48)	$40,389
Commercial paper	7,648	1	—	7,649
U.S. Treasury notes	14,782	5	(16)	14,771
Agency securities	2,950	—	—	2,950
Mortgage-backed securities	35,420	119	(177)	35,362
Municipal bonds	5,555	61	(21)	5,595
Asset-backed securities	13,727	—	(12)	13,715
Total investment securities	$120,515	$190	$(274)	$120,431

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities (continued)
As of March 31, 2015 and December 31, 2014, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2015
Corporate bonds	$21,275	$(29)	$—	$—	$21,275	$(29)
US Treasury notes	6,070	(1)			6,070	(1)
Mortgage-backed securities	27,952	(159)	—	—	27,952	(159)
Municipal bonds	—	—	395	(5)	395	(5)
Asset-backed securities	6,115	(4)	—	—	6,115	(4)
Total investment securities	$61,412	$(193)	$395	$(5)	$61,807	$(198)

December 31, 2014
Corporate bonds	$33,348	$(48)	$—	$—	$33,348	$(48)
U.S. Treasury notes	6,068	(16)	—	—	6,068	(16)
Mortgage-backed securities	21,495	(163)	1,143	(14)	22,638	(177)
Municipal bonds	—	—	419	(21)	419	(21)
Asset-backed securities	12,254	(12)	—	—	12,254	(12)
Total investment securities	$73,165	$(239)	$1,562	$(35)	$74,727	$(274)
We did not record any other-than-temporary impairment losses during the three months ended March 31, 2015 or 2014 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of March 31, 2015, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$30,476	$30,482
Due after one year through five years	19,116	19,102
Due after five years through ten years	331	340
Due after ten years	1,250	1,305
Mortgage and asset-backed securities	69,030	69,054
Total investment securities	$120,203	$120,283
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Overdrawn account balances due from cardholders	$14,591	$14,412
Reserve for uncollectible overdrawn accounts	(12,580)	(11,196)
Net overdrawn account balances due from cardholders	2,011	3,216

Trade receivables	4,443	8,265
Reserve for uncollectible trade receivables	(7)	(16)
Net trade receivables	4,436	8,249

Receivables due from card issuing banks	20,455	28,349
Fee advances	1,408	6,545
Other receivables	9,859	2,558
Accounts receivable, net	$38,169	$48,917
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$11,196	$10,363
Provision for uncollectible overdrawn accounts:
Fees	13,644	7,740
Purchase transactions	1,548	750
Charge-offs	(13,808)	(9,688)
Balance, end of period	$12,580	$9,165
Note 5—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2015
Residential	$—	$—	$—	$—	$3,939	$3,939
Commercial	—	—	31	31	356	387
Installment	3	—	—	3	2,826	2,829
Total loans	$3	$—	$31	$34	$7,121	$7,155

Percentage of outstanding	—%	—%	0.4%	0.5%	99.5%	100.0%

December 31, 2014
Residential	$—	$—	$—	$—	$3,861	$3,861
Commercial	—	—	—	—	697	697
Installment	1	3	4	8	2,428	2,436
Total loans	$1	$3	$4	$8	$6,986	$6,994

Percentage of outstanding	—%	—%	0.1%	0.1%	99.9%	100.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014 for further information on the criteria for classification as nonperforming.

	March 31, 2015	December 31, 2014
	(In thousands)
Residential	$57	$54
Commercial	31	31
Installment	141	104
Total loans	$229	$189
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2015		December 31, 2014
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,860	$79	$3,604	$257
Commercial	325	62	635	62
Installment	2,736	93	2,306	130
Total loans	$6,921	$234	$6,545	$449
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$95	$57	$97	$54
Commercial	270	31	270	31
Installment	394	141	367	104

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$444	$464
Provision for loans	(73)	—
Loans charged off	(35)	(33)
Recoveries of loans previously charged off	4	4
Balance, end of period	$340	$435
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
The following table summarizes restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Restricted stock units granted	337	100
Weighted-average grant-date fair value	$19.48	$20.53
We issued no stock options during the three months ended March 31, 2015, and 53,000 during the three months ended March 31, 2014. Additionally, on March 31, 2015, we granted 242,587 shares of performance-based restricted stock units to certain executive employees under our 2010 Equity Incentive Plan.
The total stock-based compensation expense recognized was $5.2 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.
Note 7—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$600,975	$529,779
Other demand deposits	26,653	19,631
Total non-interest bearing deposit accounts	627,628	549,410
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	981	905
Savings	8,377	7,985
Time deposits, denominations greater than or equal to $100	5,481	5,263
Time deposits, denominations less than $100	1,806	1,838
Total interest-bearing deposit accounts	16,645	15,991
Total deposits	$644,273	$565,401

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2015
(In thousands)
Due in 2015	$3,181
Due in 2016	1,880
Due in 2017	1,799
Due in 2018	58
Due in 2019	350
Thereafter	19
Total time deposits	$7,287
Note 8—Note Payable
As of March 31, 2015 and December 31, 2014, the Company's debt consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Term facility	$144,375	$150,000
Revolving facility	—	—
Total notes payable	$144,375	$150,000
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
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of March 31, 2015 was 2.93%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.2 million for the three months ended March 31, 2015.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2015, we were in compliance with all such covenants.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Income Taxes
Income tax expense for the three months ended March 31, 2015 and 2014 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	1.8
General business credits	(0.7)	(1.5)
Employee stock-based compensation	0.7	1.4
Other	1.0	1.1
Effective tax rate	38.0%	37.8%
The effective tax rate for the three months ended March 31, 2015 and 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock based compensation. The increase in the effective tax rates for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily attributable to the expiration of certain state business tax credit programs on December 31, 2013, that gradually decreases the business tax credits available to us over the next five years.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2015 and March 31, 2014, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the five-months ended December 31, 2009 and the years ended December 31, 2010 and 2011 are currently under examination by the IRS. We remain subject to examination of our federal income tax return for the years ended December 31, 2012 and 2013. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of March 31, 2015, we have net operating loss carryforwards of approximately $46.8 million and $40.3 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2025 and 2034. In addition, we have state business tax credits of approximately $4.1 million that will expire between 2028 and 2034 and other state business tax credits of approximately $1.4 million that will expire 2024.
As of March 31, 2015 and 2014, we had a liability of $6.9 million and $4.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$6,190	$3,724
Increases related to positions taken during the current year	676	676
Ending balance	$6,866	$4,400

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$6,866	$4,400
We recognized accrued interest and penalties related to unrecognized tax benefits for the three months ended March 31, 2015 and 2014, of approximately $0.3 million and $0.3 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Stockholders’ Equity
Convertible Preferred Stock
During the three months ended March 31, 2014, 1,491 shares of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock converted into 1,491,000 shares of Class A Common Stock. There were no such conversions for the three months ended March 31, 2015.
Note 11—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$40,813	$15,305
Income attributable to preferred stock	(1,165)	(2,282)
Income attributable to common stock subject to repurchase	(81)	(187)
Net income allocated to Class A common stockholders	$39,567	$12,836
Weighted-average Class A shares issued and outstanding	51,448	37,462
Basic earnings per Class A common share	$0.77	$0.34

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$39,567	$12,836
Re-allocated earnings	11	70
Diluted net income allocated to Class A common stockholders	39,578	12,906
Weighted-average Class A shares issued and outstanding	51,448	37,462
Dilutive potential common shares:
Stock options	281	1,059
Restricted stock units	193	233
Employee stock purchase plan	16	15
Diluted weighted-average Class A shares issued and outstanding	51,938	38,769
Diluted earnings per Class A common share	$0.76	$0.33
As of March 31, 2015 and March 31, 2014, 36,762 and 478,482 shares, respectively, of Class A common stock issued to Walmart were subject to our repurchase right. Basic and diluted EPS for these shares were the same as basic and diluted EPS for our Class A common stock for the three months ended March 31, 2015 and March 31, 2014.
For the periods presented, we excluded all shares of convertible preferred stock and certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Class A common stock
Options to purchase Class A common stock	795	486
Restricted stock units	122	17
Conversion of convertible preferred stock	1,515	6,660
Total options, restricted stock units and convertible preferred stock	2,432	7,163

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Fair Value Measurements
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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015 and December 31, 2014, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2015	(In thousands)
Assets
Corporate bonds	$—	$26,804	$—	$26,804
Commercial paper	—	849	—	849
U.S. Treasury notes	—	21,370	—	21,370
Mortgage-backed securities	—	55,915	—	55,915
Municipal bonds	—	2,206	—	2,206
Asset-backed securities	—	13,139	—	13,139
Total assets	$—	$120,283	$—	$120,283

Liabilities
Contingent consideration	$—	$—	$15,375	$15,375

December 31, 2014
Assets
Corporate bonds	$—	$40,389	$—	$40,389
Commercial paper	—	7,649	—	7,649
U.S. Treasury notes	—	14,771	—	14,771
Agency securities	—	2,950	—	2,950
Mortgage-backed securities	—	35,362	—	35,362
Municipal bonds	—	5,595	—	5,595
Asset-backed securities	—	13,715	—	13,715
Total assets	$—	$120,431	$—	$120,431

Liabilities
Contingent consideration	$—	$—	$23,160	$23,160

The following table presents changes in our contingent consideration payable for the three months ended March 31, 2015, which is categorized in Level 3 of the fair value hierarchy.

March 31, 2015
(In thousands)
Balance, beginning of period	$23,160
Payments of contingent consideration	(169)
Change in fair value of contingent consideration	(7,616)
Balance, end of period	$15,375

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Fair Value Measurements (continued)
We based the fair value of our fixed income securities held as of March 31, 2015 and December 31, 2014 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three months ended March 31, 2015 or 2014.

Note 13—Fair Value of Financial Instruments
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014. Under the fair value hierarchy, our investment securities are classified as Level 2. As of March 31, 2015, we had one investment classified as Level 3, which was not material to our investment portfolio.
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
Contingent Consideration
The fair value of contingent consideration obligations are estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value.  Our contingent consideration payable is classified as Level 3 because we use unobservable inputs to estimate fair value, including the probability of achieving certain earnings thresholds and appropriate discount rates. Changes in fair value of contingent consideration are recorded through operating expenses.
Note Payable
The fair value of our note payable is based on borrowing rates currently available to a market participant for loans with similar terms or maturity. The carrying amount of our note payable is considered a Level 2 liability and approximates fair value since the interest rate charged is variable and commensurate with rates presently available in the market.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2015 and December 31, 2014 are presented in the table below.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value of Financial Instruments (continued)

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,815	$5,493	$6,550	$5,399

Financial Liabilities
Deposits	$644,273	$644,214	$565,401	$565,345
Note payable	$144,375	$144,375	$150,000	$150,000
Note 14—Commitments and Contingencies
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
As of March 31, 2015 and December 31, 2014, we had $1.5 million outstanding in standby letters of credit related to our corporate facility lease.
Note 15—Significant Customer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Significant Customer Concentration (continued)
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2015	2014
Walmart	40%	61%
Excluding stock-based retailer incentive compensation of $1.9 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2015	2014
Walmart	40%	61%
Included in these percentages are operating revenues derived from the Walmart MoneyCard program, which represented 29% and 44% for the three months ended March 31, 2015 and 2014, respectively.
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Three Months Ended March 31,
	2015	2014
Concentration of GPR cards activated (in units)	61%	75%
Concentration of sales of cash transfer products (in units)	81%	82%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheet:

	March 31, 2015	December 31, 2014
Walmart	68%	22%
Three other largest retail distributors, as a group	14%	28%
Note 16—Segment Information
As of December 31, 2014, and prior, our operations were within one reportable segment. As a result of recent acquisitions occurring in late 2014 and early 2015, we have realigned our operations into two reportable segments: Account Services and Processing and Settlement Services. We identified our reportable segments based on factors such as how we manage our operations and how our chief operating decision maker views results. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings and uses operating income to assess profitability.
The Account Services segment consists of revenues and expenses derived from our branded and private label deposit account programs. These programs include our Green Dot-branded and affinity-branded GPR card accounts, private label GPR card accounts, checking accounts and open-loop gift cards. The Processing and Settlement Services segment consists of revenues and expenses derived from reload services through the Green Dot Network and our tax refund processing services. The Corporate and Other segment primarily consists of unallocated corporate expenses, depreciation and amortization, intercompany eliminations and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Segment Information (continued)
The following table presents certain financial information for each of our reportable segments for the three months ended March 31, 2015. We have determined that it is impracticable to restate segment information for the three months ended March 31, 2014, as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Therefore, no such disclosures are presented.

	Three Months Ended March 31, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$147,859	$90,176	$(10,870)	$227,165
Operating expenses	118,153	36,858	6,258	161,269
Operating income	$29,706	$53,318	$(17,128)	$65,896

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
Overview
Green Dot Corporation, along with its wholly owned subsidiaries, is a pro-consumer financial technology innovator with a mission to reinvent personal banking for the masses. We are the largest provider of reloadable prepaid debit cards and cash reload processing services in the United States. We are also a leader in mobile technology and mobile banking with our award-winning GoBank mobile checking account. Through our wholly owned subsidiary, TPG, we are additionally the largest processor of tax refund disbursements in the U.S. Our products and services are available to consumers through a large-scale "branchless bank" distribution network of more than 100,000 U.S. locations, including retailers, neighborhood financial service center locations and tax preparation officers, as well as online, in the leading app stores and through leading online tax preparation providers.
Financial Results and Trends
Total operating revenues for the three months ended March 31, 2015 were $227.2 million compared to $159.3 million for the three months ended March 31, 2014. Total operating revenues were favorably impacted by increases in processing and settlement service revenues, card revenues and other fees, and interchange revenues. Processing and settlement service revenues, which consist of our cash transfer and tax refund processing services, were overall positively impacted by tax refund processing revenues generated from our October 2014 acquisition of TPG. The growth in these revenues was partially offset by a decrease in cash transfer revenues, primarily as a result of the discontinuation of our MoneyPak PIN product during the first quarter of 2015. Card revenues and other fees increased primarily due to a higher number of active cards in our portfolio, which increased our volume of monthly maintenance fees, ATM fees and other fees. Interchange revenues increased primarily due to period-over-period growth in purchase volume. Both our card revenues and other fees and interchange revenues were positively impacted by sales of prepaid cards under programs acquired through our recent acquisitions of companies focused on online and direct to consumer marketing channels.
Except as explained below, we expect our recent acquisitions to continue to positively impact our revenues for the remainder of 2015. Our revenues will also be favorably impacted since we will no longer recognize any stock-based retailer incentive compensation after April 2015. However, revenues generated from our tax refund processing services will decline during the remainder of the year due to seasonality. Our tax refund processing services are heavily concentrated during the first half of the year, and the related revenues generated from these services are highest during the first two quarters of the year and minimal during the remaining quarters of the year.
Additionally, as a result of the discontinuation of our MoneyPak PIN product during the first quarter of 2015, we expect our cash transfer revenues to decline on a year-over-year basis in absolute dollars and as a percentage of total operating revenues. We also anticipate that the loss in cash transfer revenue will be greater in the first half of 2015, as our customers and retail distributors transition from MoneyPak to our POS swipe reload product. While it is difficult to predict the full extent to which our business will be impacted by the discontinuation of our MoneyPak PIN product, we believe the discontinuation may also adversely impact the performance of our key metrics, such the number of active cards in our portfolio, gross dollar volume and purchase volume, as customers transition to POS swipe reloads . Accordingly, we anticipate potential declines in our interchange and fee revenues depending upon the impact that the discontinuation of our MoneyPak PIN product has on our active card portfolio.

We experienced a decline in revenue associated with the Walmart MoneyCard program in 2014 and in the three months ended March 31, 2015 due primarily to lower fee products we introduced and a decline in the number of active cards. Accordingly, unless we are able to increase overall program revenue through higher unit economics per card, or through an increase of active cards, or a combination of both, we expect our 2015 revenues from this program to decline on a year-over-year basis due primarily to the continual impact of lower fee cards comprising a larger portion of our overall active card portfolio.
Total operating expenses for the three months ended March 31, 2015 were $161.3 million compared to $135.6 million for the three months ended March 31, 2014. Total operating expenses were adversely impacted by increases in compensation and benefits expenses and processing expenses. Compensation and benefits expenses increased primarily due to an increase in our employee headcount as a result of our recent acquisitions. Processing expenses increased primarily due to period-over-period growth in purchase volume, offset by a reduction in fees paid to third-party issuing banks.
We expect our total operating expenses to increase for 2015. We expect our compensation and benefits and other general and administrative expenses to increase as a result of increased headcount and facilities costs associated with our acquisitions in the fourth quarter of 2014 and first quarter of 2015. We also expect an increase in general and administrative expenses to due higher amortization associated with our acquired intangible assets and higher depreciation and amortization expenses of property and equipment associated with our investment in technology to support our new products launches and improve our core infrastructure.
Income tax expense for the three months ended March 31, 2015 was $25.0 million compared to $9.3 million for the three months ended March 31, 2014. Income tax expense increased primarily as a result of generating higher taxable income and a slightly higher effective tax rate.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. Our key business metrics described in the latest Annual Report on Form 10-K have been revised to reflect our recent acquisitions of TPG and AccountNow, Inc. and to include additional products, like checking accounts and open loop gift cards. Metrics associated with our recent acquisitions are included in periods post-acquisition. With regard to the inclusion of additional products, previously reported metrics have been restated for comparability. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 10.09 million and 12.60 million reload transactions in the three months ended March 31, 2015 and 2014, respectively.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through our wholly-owned subsidiary, TPG. We processed 8.52 million tax refund transactions in the three months ended March 31, 2015. We had no tax refund transactions processed during three months ended March 31, 2014.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 5.38 million and 4.74 million active cards outstanding as of March 31, 2015 and 2014, respectively.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $6.4 billion and $5.3 billion for the three months ended March 31, 2015 and 2014, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $4.7 billion and $3.9 billion for the three months ended March 31, 2015 and 2014, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
Processing and Settlement Service Revenues — Processing and settlement services revenues consist of cash transfer revenues and tax refund processing service revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processor that maintains the records of our customers' accounts and processes transaction authorizations and postings for us, and the banks that issue our accounts, including our subsidiary bank. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services. Bank fees generally vary based on the total number of tax refund transfers processed.
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment and intangible assets, changes in contingent consideration, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment and intangible assets, and rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services.
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2015.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended March 31, 2015 and 2014
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Three Months Ended March 31,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$87,224	38.4%	$68,167	37.4%
Processing and settlement service revenues	87,121	38.4	46,276	34.6
Interchange revenues	54,726	24.1	47,214	29.9
Stock-based retailer incentive compensation	(1,906)	(0.8)	(2,388)	(1.9)
Total operating revenues	$227,165	100.0%	$159,269	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $87.2 million for the three months ended March 31, 2015, an increase of $19.0 million, or 27.9%, from the comparable period in 2014. The increase was primarily due to higher monthly maintenance fees, ATM fees and other fees, principally transaction-based fees, of $6.0 million, $5.5 million and $6.9 million, respectively, driven by period-over-period growth of 14% in the number of active cards.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $87.1 million for the three months ended March 31, 2015, an increase of $40.8 million, or 88.1%, from the comparable period in 2014. This increase was primarily the result of revenues generated from our tax refund processing services of $56.1 million, for which there were no such revenues for the comparable period in 2014. These services are provided by our wholly-owned subsidiary, TPG, which we acquired in October 2014. This increase was partially offset by a decrease in cash transfer revenues of $15.2 million. As discussed above under "Financial Results and Trends," we expect revenues generated from our tax refund processing services to decline through the remainder of the year due to seasonality and our cash transfer revenues to decline on a year-over-year basis in absolute dollars and as a percentage of revenues due to the discontinuation of the MoneyPak PIN product. The MoneyPak PIN product was fully replaced by our POS swipe reload method during the first quarter of 2015.
Interchange Revenues — Interchange revenues totaled $54.7 million for the three months ended March 31, 2015, an increase of $7.5 million, or 15.9%, from the comparable period in 2014. The increase was primarily the result of period-over-period growth of 20.6% in purchase volume, partially offset by a slight decline in the effective interchange rate we earn on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $1.9 million for the three months ended March 31, 2015, a decrease of $0.5 million or 21% with the comparable period in 2014. Our right to repurchase lapsed as to 110,430 shares issued to Walmart during the three months ended March 31, 2015. We recognized the fair value of the shares using the then-current fair market value of our Class A common stock. The decrease in the stock-based retailer incentive compensation is the result of a decrease in the average stock price in the three months ended March 31, 2015 compared with the corresponding period in 2014.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$61,279	27.0%	$60,243	37.8%
Compensation and benefits expenses	41,354	18.2	26,963	16.9
Processing expenses	30,600	13.5	22,079	13.9
Other general and administrative expenses	28,036	12.4	26,324	16.5
Total operating expenses	$161,269	71.0%	$135,609	85.1%
Sales and Marketing Expenses — Sales and marketing expenses totaled $61.3 million for the three months ended March 31, 2015, an increase of $1.1 million, or 1.8% from the comparable period in 2014. This increase was primarily the result of an increase of $2.7 in advertising expenses and additional costs of manufacturing and distributing card packages driven by period-over-period growth in new cards activated. Sales and marketing expenses were partially offset by a decrease in sales commissions of $1.7 million due to lower cash transfer revenues as discussed above.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $41.4 million for the three months ended March 31, 2015, an increase of $14.4 million or 53.3% from the comparable period in 2014. This increase was primarily the result of an increase of $12.4 million in employee salaries and related benefits due to growth in employee headcount and an increase of $2.0 million in third party contractor expenses. Included in these increases is $10.3 million of incremental expenses associated with our recent acquisitions.
Processing Expenses — Processing expenses totaled $30.6 million for the three months ended March 31, 2015, a increase of $8.5 million or 38.5% from the comparable period in 2014. This increase was primarily due to our growth in period-over-period purchase volume, offset by a reduction in fees paid to third-party issuing banks as we transitioned our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014.
Other General and Administrative Expenses — Other general and administrative expenses totaled $28.0 million for the three months ended March 31, 2015, an increase of $1.7 million or 6.5%, from the comparable period in 2014. This increase was driven by $5.3 million in amortization of acquired intangibles and higher telecommunication expenses of $1.4 million due to costs incurred by our acquired subsidiaries. We also recorded $2.7 million in estimated charges associated with fraud losses that arose outside the normal course of business and an increase of $1.7 million in depreciation and amortization of property and equipment. These increases were partially offset by a $7.6 million gain associated with the change in the fair value of contingent consideration and a decrease of $5.3 million in losses from customer disputed transactions. During the first quarter of 2014, we were unfavorably impacted by losses associated with data breaches at third-party merchants.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	1.8
General business credits	(0.7)	(1.5)
Employee stock-based compensation	0.7	1.4
Other	1.0	1.1
Effective tax rate	38.0%	37.8%
Our income tax expense increased by $15.6 million to $25.0 million in the three months ended March 31, 2015 from the comparable period in 2014 due to an increase in income before income taxes over those same periods and an increase in our effective tax rate by 0.2 percentage points from 37.8% to 38.0% primarily due to a decrease in state business tax credits.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Total cash provided by (used in)
Operating activities	$84,327	$(171)
Investing activities	(80,973)	28,815
Financing activities	150,732	295,574
Increase in unrestricted cash and cash equivalents and federal funds sold	$154,086	$324,218
For the three months ended March 31, 2015 and 2014, we financed our operations primarily through our cash flows from operations and certain financing activities. At March 31, 2015, our primary source of liquidity was unrestricted cash and cash equivalents totaling $878.2 million. We also consider our $120.3 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our senior credit facility will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next 12 months.
Cash Flows from Operating Activities
Our $84.3 million of net cash provided by operating activities in the three months ended March 31, 2015 was primarily the result of $40.8 million of net income, adjusted for certain non-cash operating items of $14.8 million and a decrease in our income tax receivable of $24.1 million. We used our income tax receivable as of December 31, 2014 to cover a portion of our estimated tax payments for the first quarter of 2015. Our $0.2 million of net cash used in operating activities in the three months ended March 31, 2014 was primarily the result of a $49.8 million payment to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances, offset by $15.3 million of net income, adjusted for certain non-cash operating expenses of $14.3 million, and a decrease in accounts receivable of $24.2 million.
Cash Flows from Investing Activities
Our $81.0 million of net cash used in investing activities in the three months ended March 31, 2015 reflects payments for a business acquisition and the acquisition of property and equipment of $65.2 million and $14.1 million, respectively. Our $28.8 million of net cash provided by investing activities in the three months ended March 31, 2014 reflects sales and maturities of available-for-sale investment securities, net of purchases, of $38.3 million, partially offset by payments for acquisition of property and equipment of  $10.5 million.

Cash Flows from Financing Activities
Our $150.7 million of net cash provided by financing activities in the three months ended March 31, 2015 was primarily the result of a $78.9 million increase in customer deposits and an increase in obligations to customers of $77.3 million, partially offset $5.6 million in repayments of our note payable. Our $295.6 million of net cash provided by financing activities in the three months ended March 31, 2014 was primarily the result of a $306.8 million increase in customer deposits, partially offset by a decrease in obligations to customers of $13.3 million. The increase in customer deposits was primarily a result of the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank during the first quarter of 2014.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (2.93% as of March 31, 2015). The balance outstanding on the Term Facility was $150.0 million at December 31, 2014. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at March 31, 2015. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At March 31, 2015, we were in compliance with all such covenants.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As of and for the three months ended March 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Capital Requirements for Bank Holding Companies
Our subsidiary bank, Green Dot Bank, is a member bank of the Federal Reserve System and our primary regulators are the Federal Reserve Board and the Utah Department of Financial Institutions. We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
In July 2013, the Federal Reserve and other U.S. banking regulators approved final rules regarding new risk-based capital, leverage and liquidity standards, known as “Basel III.” The Basel III rules, which became effective for us and our bank on January 1, 2015, are subject to certain phase-in periods that occur over several years. The U.S. Basel III rules contain new capital standards that raise the quality of capital, increase minimum capital ratios and strengthen counterparty credit risk capital requirements. The Basel III rules also include a new definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which impose a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%.
As of March 31, 2015 and December 31, 2014, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2015 which management believes would have changed our category as "well capitalized."
The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2015 and December 31, 2014 were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
March 31, 2015
Tier 1 leverage	$196,205	16.7%	$58,885	5.0%
Common equity Tier 1 capital	194,691	73.2	17,280	6.5
Tier 1 capital	196,205	73.8	21,268	8.0
Total risk-based capital	196,552	73.9	26,584	10.0

December 31, 2014
Tier 1 leverage	$200,917	21.3%	$47,113	5.0%
Tier 1 risk-based capital	200,917	45.4	26,561	6.0
Total risk-based capital	201,368	45.5	44,269	10.0

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
As of March 31, 2015, we had $144.4 million term loan outstanding under our $225.0 million credit agreement ("Credit Agreement"). Refer to Note 8 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our Credit Agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of March 31, 2015, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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

ITEM 4. Controls and Procedures
Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Chief Executive Officer and acting Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls — Our management, including our Chief Executive Officer and acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II
ITEM 1. Legal Proceedings
Refer to Note 14 — Commitments and Contingencies to the Consolidated Financial Statements included herein for information regarding our legal proceedings.
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
Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and other products and services;

•	the timing and volume of tax refunds processed by us, including the impact of any general delays in tax refund disbursements from the U.S. and State Treasuries;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	changes in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors and network acceptance members;

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

•	accounting charges related to impairment of capitalized internal-use software, intangible assets and goodwill;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses; and

•
changes in the political or regulatory environment affecting the banking or electronic payments industries generally or the industries for prepaid financial services and tax refund processing specifically.

The loss of operating revenues from Walmart would adversely affect our business.
Historically, most of our operating revenues were derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 40% for the period ended March 31, 2015. Included in this percentage, are operating revenues derived from the Walmart MoneyCard program, which represented approximately 29% of our total operating revenues. We expect that Walmart will continue to have a significant impact on our operating revenues in future years. Although in 2015, on the whole, we expect this concentration to decrease as a result of organic growth outside of Walmart and the additions of several recent acquisitions, it would be difficult to replace Walmart, and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our operating revenues for a particular period are difficult to predict. Our card revenues and other fees, cash transfer revenues and interchange revenues, collectively, may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as the failure of our supply chain management efforts to increase revenues, delays in implementing revenue growth activities or the failure of these activities to generate expected revenues, and increased competition within the store locations of many of our largest retail distributors. We also expect seasonal or other influences to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results from the provision of prepaid financial services for each of the first two quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. We expect these seasonal trends to be amplified in 2015 as a result of our provision of tax refund processing services following our acquisition of TPG. TPG’s business is highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year.
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
The prepaid financial services and tax refund services industries are highly competitive and include a variety of financial and non-financial services vendors. We expect competition in the markets in which we compete will continue and intensify as existing competitors and new market entrants have brought to market products and services that are substantially similar to ours or that may be perceived to be better than ours. For example, Walmart, Walgreens, CVS and others have been selling competitive products at their store locations for the past several years. Competition is expected to negatively impact our operating revenues, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

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
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or customer information. In addition, to the extent our checking account products become widely adopted by consumers, we expect that criminals will target our checking account products as well. Illegal activities involving our products and services often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, operating results and financial condition. Furthermore, we have accelerated the implementation of risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues will be negatively impacted as a result.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the period ended March 31, 2015, interchange revenues represented 24.1% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions in 2014 and during the three months ended March 31, 2015, we adjusted our revenue guidance when actual results varied from our assumptions. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision with respect to our Class A common stock.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $494.5 million as of March 31, 2015. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2015, we had assets subject to settlement risk of $45.9 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success in our branded and private label account programs, as well as our processing and settlement services, depends upon the efficient and error-free handling of the money that is a) collected by our retail distributors and remitted to network acceptance members or the banks that issue our cards and b) remitted from the IRS and states to taxpayers, tax refund preparation partners and the third party processors. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, our network acceptance members and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
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

10.1(1)†
Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, L.P. and GE Money Bank.

10.2(2)†
First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, by and among the Registrant, Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Capital Retail Bank.

10.3(3)†
Amendment To the Walmart MoneyCard Program Agreement, dated as of August 31, 2012, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and GE Capital Retail Bank.

10.4(4)†
Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 14, 2013, by and among the Registrant and Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, LP and GE Capital Retail Bank.

10.5(5)†
Additional Product Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended, by and among the Registrant and Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., and GE Capital Retail Bank.

10.6(6)†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended.

10.7(7)†
GoBank Amendment to MoneyCard Program Agreement dated as of August 26, 2014 by and among the Registrant and Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

10.8(8)†
Green Dot Everyday-Branded Additional Card Amendment to Walmart MoneyCard Program Agreement dated as of June 1, 2014 by and among the Registrant and Wal-Mart Stores, Inc., Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

10.9	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.

10.10	Performance-based restricted stock units award agreement between the Registrant and Konstantinos Sgoutas.

31.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Acting Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.05 filed with the Registrant's registration statement on Form S-1, filed with the Commission on July 13, 2010.

(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.10 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(3)
Exhibit 10.3 is incorporated by reference to Exhibit 10.2 filed with the Registrant's quarterly report on Form 10-Q for the three months ended September 30, 2012, filed with the Commission on November 9, 2012.

(4)
Exhibit 10.4 is incorporated by reference to Exhibit 10.2 filed with the Registrant's quarterly report on Form 10-Q for the three months ended June 30, 2013, filed with the Commission on August 9, 2013.

(5)
Exhibit 10.5 is incorporated by reference to Exhibit 10.3 filed with the Registrant's quarterly report on Form 10-Q for the three months ended June 30, 2013, filed with the Commission on August 9, 2013.

(6)	Exhibit 10.6 is incorporated by reference to Exhibit 10.06 filed with the Registrant's registration statement on Form S-1, filed with the Commission on July 13, 2010.

(7)
Exhibit 10.7 is incorporated by reference to Exhibit 10.01 filed with the Registrant's quarterly report on Form 10-Q for the three months ended September 30, 2014, filed with the Commission on November 7, 2014.

(8)
Exhibit 10.8 is incorporated by reference to Exhibit 10.02 filed with the Registrant's quarterly report on Form 10-Q for the three months ended September 30, 2014, filed with the Commission on November 7, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 11, 2015	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Acting Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1(1)†
Amended and Restated Prepaid Card Program Agreement, dated as of May 27, 2010, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, L.P. and GE Money Bank.

10.2(2)†
First Amendment To Walmart MoneyCard Program Agreement dated as of January 12, 2012, by and among the Registrant, Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., Wal-Mart Stores, Inc., and GE Capital Retail Bank.

10.3(3)†
Amendment To the Walmart MoneyCard Program Agreement, dated as of August 31, 2012, by and among the Registrant, Wal-Mart Stores, Inc., Wal-Mart Stores Texas, L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and GE Capital Retail Bank.

10.4(4)†
Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended as of March 14, 2013, by and among the Registrant and Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, LP and GE Capital Retail Bank.

10.5(5)†
Additional Product Amendment to Walmart MoneyCard Program Agreement dated as of May 27, 2010, as amended, by and among the Registrant and Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., and GE Capital Retail Bank.

10.6(6)†	Card Program Services Agreement, dated as of October 27, 2006, by and between the Registrant and GE Money Bank, as amended.

10.7(7)†
GoBank Amendment to MoneyCard Program Agreement dated as of August 26, 2014 by and among the Registrant and Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

10.8(8)†
Green Dot Everyday-Branded Additional Card Amendment to Walmart MoneyCard Program Agreement dated as of June 1, 2014 by and among the Registrant and Wal-Mart Stores, Inc., Wal-Mart Stores Arkansas, LLC, and Wal-Mart Stores East, L.P., Walmart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

10.9	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.

10.10	Performance-based restricted stock units award agreement between the Registrant and Konstantinos Sgoutas.

31.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Acting Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.05 filed with the Registrant's registration statement on Form S-1, filed with the Commission on July 13, 2010.

(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.10 filed with the Registrant's annual report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 29, 2012.

(3)
Exhibit 10.3 is incorporated by reference to Exhibit 10.2 filed with the Registrant's quarterly report on Form 10-Q for the three months ended September 30, 2012, filed with the Commission on November 9, 2012.

(4)
Exhibit 10.4 is incorporated by reference to Exhibit 10.2 filed with the Registrant's quarterly report on Form 10-Q for the three months ended June 30, 2013, filed with the Commission on August 9, 2013.

(5)
Exhibit 10.5 is incorporated by reference to Exhibit 10.3 filed with the Registrant's quarterly report on Form 10-Q for the three months ended June 30, 2013, filed with the Commission on August 9, 2013.

(6)	Exhibit 10.6 is incorporated by reference to Exhibit 10.06 filed with the Registrant's registration statement on Form S-1, filed with the Commission on July 13, 2010.

(7)
Exhibit 10.7 is incorporated by reference to Exhibit 10.01 filed with the Registrant's quarterly report on Form 10-Q for the three months ended September 30, 2014, filed with the Commission on November 7, 2014.

(8)
Exhibit 10.8 is incorporated by reference to Exhibit 10.02 filed with the Registrant's quarterly report on Form 10-Q for the three months ended September 30, 2014, filed with the Commission on November 7, 2014.