Form 10-Q
period 2015-06-30
GREEN DOT CORP
filed 2015-08-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,075,449 shares of Class A common stock, par value $.001 per share (which number does not include 1,518,512 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of July 31, 2015.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$763,870	$724,158
Federal funds sold	481	480
Restricted cash	4,665	2,015
Investment securities available-for-sale, at fair value	76,746	46,650
Settlement assets	46,855	148,694
Accounts receivable, net	23,193	48,917
Prepaid expenses and other assets	30,142	23,992
Income tax receivable	—	16,290
Total current assets	945,952	1,011,196
Restricted cash	2,182	2,152
Investment securities, available-for-sale, at fair value	122,433	73,781
Loans to bank customers, net of allowance for loan losses of $377 and $444 as of June 30, 2015 and December 31, 2014, respectively	6,451	6,550
Prepaid expenses and other assets	11,052	11,883
Property and equipment, net	76,705	77,284
Deferred expenses	7,805	17,326
Net deferred tax assets	8,557	6,268
Goodwill and intangible assets	484,383	417,200
Total assets	$1,665,520	$1,623,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,729	$36,444
Deposits	608,081	565,401
Obligations to customers	55,321	98,052
Settlement obligations	4,300	4,484
Amounts due to card issuing banks for overdrawn accounts	1,721	1,224
Other accrued liabilities	69,901	79,137
Deferred revenue	13,749	24,418
Note payable	22,500	22,500
Income tax payable	11,213	—
Net deferred tax liabilities	4,253	3,995
Total current liabilities	810,768	835,655
Other accrued liabilities	40,254	31,495
Note payable	116,250	127,500
Total liabilities	967,272	994,650
Commitments and contingencies (Note 14)
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of June 30, 2015 and December 31, 2014; 2 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2	2
Class A common stock, $0.001 par value: 100,000 shares authorized as of June 30, 2015 and December 31, 2014; 51,911 and 51,146 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	52	51
Additional paid-in capital	408,522	383,296
Retained earnings	290,002	245,693
Accumulated other comprehensive loss	(330)	(52)
Total stockholders’ equity	698,248	628,990
Total liabilities and stockholders’ equity	$1,665,520	$1,623,640
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$83,810	$60,892	$171,034	$129,059
Processing and settlement service revenues	39,416	45,491	126,537	91,767
Interchange revenues	47,635	42,655	102,361	89,869
Stock-based retailer incentive compensation	(614)	(2,022)	(2,520)	(4,410)
Total operating revenues	170,247	147,016	397,412	306,285
Operating expenses:
Sales and marketing expenses	55,845	57,200	117,124	117,443
Compensation and benefits expenses	41,461	30,215	82,815	57,178
Processing expenses	27,120	17,285	57,720	39,364
Other general and administrative expenses	38,903	20,584	66,939	46,908
Total operating expenses	163,329	125,284	324,598	260,893
Operating income	6,918	21,732	72,814	45,392
Interest income	1,118	1,039	2,496	2,016
Interest expense	(1,549)	(29)	(3,045)	(45)
Income before income taxes	6,487	22,742	72,265	47,363
Income tax expense	2,991	8,399	27,956	17,715
Net income	3,496	14,343	44,309	29,648
Income attributable to preferred stock	(99)	(1,703)	(1,263)	(3,966)
Net income available to common stockholders	$3,397	$12,640	$43,046	$25,682

Basic earnings per common share:	$0.07	$0.32	$0.83	$0.66
Diluted earnings per common share:	$0.06	$0.31	$0.83	$0.64
Basic weighted-average common shares issued and outstanding:	51,811	39,394	51,631	38,433
Diluted weighted-average common shares issued and outstanding:	52,275	40,052	52,104	39,466
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$3,496	$14,343	$44,309	$29,648
Other comprehensive income
Unrealized holding (loss) gain, net of tax	(363)	53	(278)	90
Comprehensive income	$3,133	$14,396	$44,031	$29,738
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$44,309	$29,648
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	18,478	15,557
Amortization of intangible assets	11,209	—
Provision for uncollectible overdrawn accounts	31,566	16,059
Employee stock-based compensation	11,623	8,686
Stock-based retailer incentive compensation	2,520	4,410
Amortization of premium on available-for-sale investment securities	508	538
Change in fair value of contingent consideration	(7,516)	—
Impairment of capitalized software	4,997	—
Amortization of deferred financing costs	767	—
Deferred income tax expense	12	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,765)	3,458
Prepaid expenses and other assets	(3,417)	1,983
Deferred expenses	9,521	6,372
Accounts payable and other accrued liabilities	(19,898)	(16,328)
Amounts due to card issuing banks for overdrawn accounts	497	(49,391)
Deferred revenue	(10,719)	(10,394)
Income tax payable/receivable	27,424	13,960
Other, net	56	(49)
Net cash provided by operating activities	118,172	24,509

Investing activities
Purchases of available-for-sale investment securities	(126,036)	(93,388)
Proceeds from maturities of available-for-sale securities	33,531	83,263
Proceeds from sales of available-for-sale securities	12,935	38,109
Increase in restricted cash	(1,253)	(601)
Payments for acquisition of property and equipment	(25,042)	(14,096)
Net decrease in loans	99	222
Acquisition, net of cash acquired	(65,209)	(14,860)
Net cash used in investing activities	(170,975)	(1,351)

Financing activities
Repayments of borrowings from note payable	(11,250)	—
Borrowings on revolving line of credit	30,001	—
Repayments on revolving line of credit	(30,001)	—
Proceeds from exercise of options	798	3,348
Excess tax benefits from exercise of options	27	3,563
Net increase in deposits	42,680	240,014
Net increase (decrease) in obligations to customers	60,929	(13,693)
Contingent consideration payments	(668)	—
Net cash provided by financing activities	92,516	233,232

Net increase in unrestricted cash, cash equivalents, and federal funds sold	39,713	256,390
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	724,638	423,621
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$764,351	$680,011

Cash paid for interest	$2,278	$46
Cash paid for income taxes	$891	$219
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries) is a pro-consumer technology innovator with a mission to reinvent personal banking for the masses. Our products and services include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; checking account products, such as GoBank, an innovative checking account developed for use via mobile phones that is available at Walmart and online; our swipe reload proprietary products referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and tax refund processing services designed to facilitate the secure receipt of funds claimed by a taxpayer as a refund on a taxpayer's tax return.
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
We market our products and services to consumers in the United States. Our prepaid debit cards are issued by our wholly-owned subsidiary, Green Dot Bank and third-party issuing banks including The Bancorp Bank and Sunrise Banks, N.A. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, such as Blackhawk Network and Incomm. We refer to participating retailers collectively as our “retail distributors.” Our tax refund processing services are integrated into the offerings of the nation’s leading tax software companies, which, together, enable us to serve approximately 25,000 independent online and in-person tax preparers and accountants nationwide.
In January 2015, we completed the acquisition of AccountNow, Inc. We issued approximately 514,000 shares of our Class A common stock on the date of close and the remainder of the consideration was paid in cash. AccountNow's results of operations are included in our consolidated statements of operations following the acquisition date. We have not presented pro-forma results of operations because the effect of this acquisition was not material to our financial results. Of the total consideration transferred, we made a preliminary allocation of $61.6 million and $16.1 million to goodwill and intangible assets, respectively.  We may adjust this allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions to preliminary estimates over the measurement period not to exceed 12 months from the date of acquisition.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the six months ended June 30, 2015. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05").  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for service contracts.

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
In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, making the standard effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2015
Corporate bonds	$36,901	$2	$(34)	$36,869
Commercial paper	36,787	4	(3)	36,788
U.S. Treasury notes	26,274	11	(1)	26,284
Mortgage-backed securities	79,711	43	(477)	79,277
Municipal bonds	2,129	66	(7)	2,188
Asset-backed securities	17,772	5	(4)	17,773
Total investment securities	$199,574	$131	$(526)	$199,179

December 31, 2014
Corporate bonds	$40,433	$4	$(48)	$40,389
Commercial paper	7,648	1	—	7,649
U.S. Treasury notes	14,782	5	(16)	14,771
Agency securities	2,950	—	—	2,950
Mortgage-backed securities	35,420	119	(177)	35,362
Municipal bonds	5,555	61	(21)	5,595
Asset-backed securities	13,727	—	(12)	13,715
Total investment securities	$120,515	$190	$(274)	$120,431

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities (continued)
As of June 30, 2015 and December 31, 2014, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2015
Corporate bonds	$29,312	$(34)	$—	$—	$29,312	$(34)
Commercial paper	8,926	(3)	—	—	8,926	(3)
US Treasury notes	8,191	(1)	—	—	8,191	(1)
Mortgage-backed securities	64,444	(477)	—	—	64,444	(477)
Municipal bonds	393	(7)	—	—	393	(7)
Asset-backed securities	9,631	(4)	—	—	9,631	(4)
Total investment securities	$120,897	$(526)	$—	$—	$120,897	$(526)

December 31, 2014
Corporate bonds	$33,348	$(48)	$—	$—	$33,348	$(48)
U.S. Treasury notes	6,068	(16)	—	—	6,068	(16)
Mortgage-backed securities	21,495	(163)	1,143	(14)	22,638	(177)
Municipal bonds	—	—	419	(21)	419	(21)
Asset-backed securities	12,254	(12)	—	—	12,254	(12)
Total investment securities	$73,165	$(239)	$1,562	$(35)	$74,727	$(274)
We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2015 or 2014 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of June 30, 2015, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$76,751	$76,746
Due after one year through five years	23,760	23,753
Due after five years through ten years	330	336
Due after ten years	1,250	1,294
Mortgage and asset-backed securities	97,483	97,050
Total investment securities	$199,574	$199,179
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Overdrawn account balances due from cardholders	$14,029	$14,412
Reserve for uncollectible overdrawn accounts	(12,039)	(11,196)
Net overdrawn account balances due from cardholders	1,990	3,216

Trade receivables	5,828	8,265
Reserve for uncollectible trade receivables	(62)	(16)
Net trade receivables	5,766	8,249

Receivables due from card issuing banks	9,420	28,349
Fee advances	496	6,545
Other receivables	5,521	2,558
Accounts receivable, net	$23,193	$48,917
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	$12,580	$9,165	$11,196	$10,363
Provision for uncollectible overdrawn accounts:
Fees	13,737	6,663	27,381	14,403
Purchase transactions	2,637	906	4,185	1,656
Charge-offs	(16,915)	(8,179)	(30,723)	(17,867)
Balance, end of period	$12,039	$8,555	$12,039	$8,555
Note 5—Property and Equipment
During the three and six months ended June 30, 2015 we recorded an impairment charge of $5.0 million associated with capitalized internal-use software that was determined to no longer be utilized and any remaining carrying value was written off. During the three and six months ended June 30, 2014, we did not record any impairment charges. The impairment charge is included within other general and administrative expenses in our consolidated statements of operations.

Note 6—Loans to Bank Customers

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2015
Residential	$1	$—	$—	$1	$3,758	$3,759
Commercial	—	—	28	28	280	308
Installment	2	11	4	17	2,744	2,761
Total loans	$3	$11	$32	$46	$6,782	$6,828

Percentage of outstanding	—%	0.2%	0.5%	0.7%	99.3%	100.0%

December 31, 2014
Residential	$—	$—	$—	$—	$3,861	$3,861
Commercial	—	—	—	—	697	697
Installment	1	3	4	8	2,428	2,436
Total loans	$1	$3	$4	$8	$6,986	$6,994

Percentage of outstanding	—%	—%	0.1%	0.1%	99.9%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014 for further information on the criteria for classification as nonperforming.

	June 30, 2015	December 31, 2014
	(In thousands)
Residential	$291	$54
Commercial	10	31
Installment	168	104
Total loans	$469	$189
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	June 30, 2015		December 31, 2014
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,268	$491	$3,604	$257
Commercial	288	20	635	62
Installment	2,612	149	2,306	130
Total loans	$6,168	$660	$6,545	$449

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$382	$291	$97	$54
Commercial	255	10	270	31
Installment	375	168	367	104
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	$340	$435	$444	$464
Provision for loans	39	—	(34)	—
Loans charged off	(9)	(27)	(44)	(60)
Recoveries of loans previously charged off	7	6	11	10
Balance, end of period	$377	$414	$377	$414
Note 7—Employee Stock-Based Compensation
We currently grant stock options and restricted stock units to employees and directors under our 2010 Equity Incentive Plan. Additionally, through our 2010 Employee Stock Purchase Plan, employees are able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans.
The following table summarizes restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Restricted stock units granted	1,070	352	1,650	452
Weighted-average grant-date fair value	$15.07	$18.68	$16.10	$19.09
We issued no stock options during the three and six months ended June 30, 2015, and 54,000 and 106,000 during the three and six months ended June 30, 2014. Additionally, on March 31, 2015, we granted 242,587 shares of performance-based restricted stock units to certain executive employees under our 2010 Equity Incentive Plan.
The total stock-based compensation expense recognized was $6.4 million and $11.6 million for the three and six months ended June 30, 2015, respectively, and $4.7 million and $8.7 million for the three and six months ended June 30, 2014, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$559,977	$529,779
Other demand deposits	31,920	19,631
Total non-interest bearing deposit accounts	591,897	549,410
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,018	905
Savings	7,791	7,985
Time deposits, denominations greater than or equal to $100	5,465	5,263
Time deposits, denominations less than $100	1,910	1,838
Total interest-bearing deposit accounts	16,184	15,991
Total deposits	$608,081	$565,401
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2015
(In thousands)
Due in 2015	$1,843
Due in 2016	2,731
Due in 2017	2,271
Due in 2018	58
Due in 2019	336
Thereafter	136
Total time deposits	$7,375
Note 9—Note Payable
As of June 30, 2015 and December 31, 2014, the Company's debt consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Term facility	$138,750	$150,000
Revolving facility	—	—
Total notes payable	$138,750	$150,000
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
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During the six months ended June 30, 2015, we made scheduled quarterly principal payments totaling $11.2 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable (continued)
borrowings outstanding as of June 30, 2015 was 2.94%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.1 million and $2.2 million for the three and six months ended June 30, 2015.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2015, we were in compliance with all such covenants.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2015 and 2014 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	1.8
General business credits	(1.1)	(1.1)
Employee stock-based compensation	1.0	1.1
Other	1.3	0.6
Effective tax rate	38.7%	37.4%
The effective tax rate for the six months ended June 30, 2015 and 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock based compensation. The increase in the effective tax rate for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily attributable to increased earnings in states that have higher statutory tax rates.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2015 and June 30, 2014, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
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
As of June 30, 2015, we have net operating loss carryforwards of approximately $46.8 million and $40.3 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2025 and 2034. In addition, we have state business tax credits of approximately $4.1 million that will expire between 2028 and 2034 and other state business tax credits of approximately $1.4 million that will expire 2024.
As of June 30, 2015 and 2014, we had a liability of $7.0 million and $4.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (continued)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Beginning balance	$6,190	$3,724
Increases related to positions taken during the current year	854	676
Ending balance	$7,044	$4,400

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$7,044	$4,400
We recognized accrued interest and penalties related to unrecognized tax benefits as of both June 30, 2015 and 2014, of approximately $0.3 million.
Note 11—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$3,496	$14,343	$44,309	$29,648
Income attributable to preferred stock	(99)	(1,703)	(1,263)	(3,966)
Income attributable to common stock subject to repurchase	(1)	(138)	(48)	(324)
Net income allocated to Class A common stockholders	$3,396	$12,502	$42,998	$25,358
Weighted-average Class A shares issued and outstanding	51,811	39,394	51,631	38,433
Basic earnings per Class A common share	$0.07	$0.32	$0.83	$0.66

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$3,396	$12,502	$42,998	$25,358
Re-allocated earnings	1	26	12	96
Diluted net income allocated to Class A common stockholders	3,397	12,528	43,010	25,454
Weighted-average Class A shares issued and outstanding	51,811	39,394	51,631	38,433
Dilutive potential common shares:
Stock options	272	515	276	831
Restricted stock units	185	138	189	195
Employee stock purchase plan	7	5	8	7
Diluted weighted-average Class A shares issued and outstanding	52,275	40,052	52,104	39,466
Diluted earnings per Class A common share	$0.06	$0.31	$0.83	$0.64
For the periods presented, we excluded all shares of convertible preferred stock and certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Class A common stock
Options to purchase Class A common stock	794	673	789	608
Restricted stock units	85	57	96	35
Conversion of convertible preferred stock	1,518	5,369	1,516	6,011
Total options, restricted stock units and convertible preferred stock	2,397	6,099	2,401	6,654

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
As of June 30, 2015 and December 31, 2014, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2015	(In thousands)
Assets
Corporate bonds	$—	$36,869	$—	$36,869
Commercial paper	—	36,788	—	36,788
U.S. Treasury notes	—	26,284	—	26,284
Mortgage-backed securities	—	79,277	—	79,277
Municipal bonds	—	2,188	—	2,188
Asset-backed securities	—	17,773	—	17,773
Total assets	$—	$199,179	$—	$199,179

Liabilities
Contingent consideration	$—	$—	$14,976	$14,976

December 31, 2014
Assets
Corporate bonds	$—	$40,389	$—	$40,389
Commercial paper	—	7,649	—	7,649
U.S. Treasury notes	—	14,771	—	14,771
Agency securities	—	2,950	—	2,950
Mortgage-backed securities	—	35,362	—	35,362
Municipal bonds	—	5,595	—	5,595
Asset-backed securities	—	13,715	—	13,715
Total assets	$—	$120,431	$—	$120,431

Liabilities
Contingent consideration	$—	$—	$23,160	$23,160

The following table presents changes in our contingent consideration payable for the three and six months ended June 30, 2015, which is categorized in Level 3 of the fair value hierarchy.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In thousands)
Balance, beginning of period	$15,375	$23,160
Payments of contingent consideration	(499)	(668)
Change in fair value of contingent consideration	100	(7,516)
Balance, end of period	$14,976	$14,976

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Fair Value Measurements (continued)
We based the fair value of our fixed income securities held as of June 30, 2015 and December 31, 2014 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three and six months ended June 30, 2015 or 2014.
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
Note Payable
The fair value of our note payable is based on borrowing rates currently available to a market participant for loans with similar terms or maturity. The carrying amount of our note payable approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the note payable is classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2015 and December 31, 2014 are presented in the table below.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value of Financial Instruments (continued)

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,451	$5,170	$6,550	$5,399

Financial Liabilities
Deposits	$608,081	$608,018	$565,401	$565,345
Note payable	$138,750	$138,750	$150,000	$150,000
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
As of June 30, 2015 and December 31, 2014, we had $1.5 million outstanding in standby letters of credit related to our corporate facility lease.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Walmart	48%	54%	42%	58%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Significant Customer Concentration (continued)
Excluding stock-based retailer incentive compensation of $0.6 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $2.5 million and $4.4 million for the six months ended June 30, 2015 and 2014, respectively, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Walmart	48%	55%	43%	58%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors, including Walmart, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Concentration of GPR cards activated (in units)	59%	71%	60%	72%
Concentration of sales of cash transfer products (in units)	81%	80%	81%	81%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheets:

	June 30, 2015	December 31, 2014
Walmart	63%	22%
Three other largest retail distributors, as a group	13%	6%
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
The following table presents certain financial information for each of our reportable segments for the three and six months ended June 30, 2015. We have determined that it is impracticable to restate segment information for the three and six months ended June 30, 2014, as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Therefore, no such disclosures are presented.

	Three Months Ended June 30, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$134,772	$42,631	$(7,156)	$170,247
Operating expenses	112,827	30,363	20,139	163,329
Operating income	$21,945	$12,268	$(27,295)	$6,918

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Segment Information (continued)

	Six Months Ended June 30, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$282,631	$132,807	$(18,026)	$397,412
Operating expenses	230,980	67,220	26,398	324,598
Operating income	$51,651	$65,587	$(44,424)	$72,814

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
Financial Results and Trends
Our results of operations for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)
Total operating revenues	170,247	147,016	23,231	15.8%	397,412	306,285	91,127	29.8%
Total operating expenses	163,329	125,284	38,045	30.4%	324,598	260,893	63,705	24.4%
Net income	3,496	14,343	(10,847)	(75.6)%	44,309	29,648	14,661	49.5%
Total operating revenues
Our total operating revenues for the three months ended June 30, 2015 increased from the three months ended June 30, 2014 due to increases in card revenues and other fees and interchange revenues, driven primarily by sales of prepaid cards under programs acquired through our recent acquisitions of companies focused on online and direct to consumer marketing channels. We achieved these results despite a significant decline in our processing and settlement service revenues, primarily as a result of the discontinuation of our MoneyPak PIN product during the first quarter of 2015.
Our total operating revenues for the six months ended June 30, 2015 increased from the six months ended June 30, 2014 due to increases in processing and settlement service revenues, card revenues and other fees, and interchange revenues. Processing and settlement service revenues increased primarily as a result of tax refund processing revenues generated during the first six months of 2015 by TPG, partially offset by a decrease in cash transfer revenues as a result of the discontinuation of our MoneyPak PIN product. Card revenues and other fees and interchange revenues increased for the same reasons discussed above for the three month period.
Excluding the effects of these acquisitions, our card revenues and other fees and interchange revenues increased for the three and six months ended June 30, 2015 from the comparable periods in the prior year as a result of improved revenue per active card.

As a result of the discontinuation of our MoneyPak PIN product during the first quarter of 2015, we expect our cash transfer revenues to decline on a year-over-year basis in absolute dollars and as a percentage of total operating revenues. We also anticipate that the loss in cash transfer revenue will be greater in the first half of 2015, as our customers and retail distributors transition from MoneyPak PIN to our POS swipe reload product. While it is difficult to predict the full extent to which our business will be impacted by the discontinuation of our MoneyPak PIN product, we believe the discontinuation may also adversely impact the performance of our key metrics, such as the number of active cards in our portfolio, gross dollar volume and purchase volume, as customers transition to POS swipe reloads. Accordingly, we anticipate potential declines in our interchange and fee revenues during the second half of the year depending upon the impact that the discontinuation of our MoneyPak PIN product has on the size of our active card portfolio.
We experienced a decline in revenue associated with the Walmart MoneyCard program in 2014 and in the three and six months ended June 30, 2015 due primarily to lower fee products we introduced and a decline in the number of active cards. Accordingly, unless we are able to increase overall program revenue through higher unit economics per card, or through an increase of active cards, or a combination of both, we expect our 2015 revenues from this program to decline on a year-over-year basis due primarily to the continual impact of lower fee cards comprising a larger portion of our overall active card portfolio.
Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2015 increased from the three and six months ended June 30, 2014 due to increases in other general and administrative expenses, processing expenses and compensation and benefits expenses, in each case, increasing as a percentage of total operating revenues. Compensation and benefits expenses increased primarily due to an increase in our employee headcount as a result of our acquisitions subsequent to June 30, 2014 and processing expenses increased primarily due to period-over-period growth in purchase volume. Other general and administrative expenses increased primarily due to amortization associated with our acquired intangible assets, impairment charges related to certain capitalized software costs and general and administrative operating expenses associated with our acquisitions subsequent to June 30, 2014.
As previously announced, we renewed our Walmart MoneyCard agreement in June 2015. The term of the agreement is retroactive to May 1, 2015 and expires on May 1, 2020, with an automatic renewal clause for an additional period of two years, subject to certain terms as discussed in the agreement. Revenues generated under the MoneyCard program have represented a substantial but declining portion of our total operating revenues. Under this new agreement, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Consequently, our sales and marketing expenses during the three months ended June 30, 2015 have been and for the second half of 2015 will be materially impacted by the increased commission rate.
We also expect our compensation and benefits and other general and administrative expenses to increase for 2015 as a result of increased headcount and facilities costs associated with our acquisitions in the fourth quarter of 2014 and first quarter of 2015. We also expect an increase in general and administrative expenses due to higher amortization associated with our acquired intangible assets and higher depreciation and amortization expenses associated with our investment in technology to support our new products launches and improve our core infrastructure. For additional information on depreciation and amortization related to internal-use software and acquired intangible assets, refer to Note 7 — Property and Equipment and Note 8- Goodwill and Intangible Assets, in our latest Annual Report on Form 10-K.
Income tax expense for the three and six months ended June 30, 2015 was $3.0 million and $28.0 million compared to $8.4 million and $17.7 million for the three and six months ended June 30, 2014. Income tax expense increased primarily as a result of generating higher taxable income and a slightly higher effective tax rate.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 9.55 million and 12.55 million reload transactions in the three months ended June 30, 2015 and 2014, respectively, and 19.64 million and 25.15 million reload transactions in the six months ended June 30, 2015 and 2014, respectively. We review this metric as a measure of the size and scale of our retail cash reload network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through TPG. We processed 2.00 million and 10.52 million tax refund transactions in the three and six months ended

June 30, 2015, respectively. We had no tax refund transactions processed during three and six months ended June 30, 2014. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.80 million and 4.72 million active cards outstanding as of June 30, 2015 and 2014, respectively. We review this metric as a measure of the overall size and scale of our GPR card portfolio and an indicator of customer engagement and usage of our products and services.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $5.2 billion and $4.7 billion for the three months ended June 30, 2015 and 2014, respectively, and $11.5 billion and $10.0 billion for the six months ended June 30, 2015 and 2014, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.8 billion and $3.4 billion for the three months ended June 30, 2015 and 2014, respectively, and $8.5 billion and $7.3 billion for the six months ended June 30, 2015 and 2014, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues and tax refund processing service revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services.
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

Stock-based retailer incentive compensation — In May 2010, we issued to Walmart 2,208,552 shares of our Class A common stock, subject to our right to repurchase them at $0.01 per share upon a qualifying termination of our prepaid card program agreement with Walmart. Prior to May 2015, we recognized each month the fair value of the 36,810 shares issued to Walmart as to which our right to repurchase lapsed using the then-current fair market value of our Class A common stock. We recorded the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. Beginning in May 2015, we no longer record stock-based retailer compensation as a result of our repurchase right lapsing completely.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processor that maintains the records of our customers' accounts and processes transaction authorizations and postings for us, and the third-party banks that issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services. Bank fees generally vary based on the total number of tax refund transfers processed.
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment and intangible assets, changes in contingent consideration, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active cards in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, amortization of our acquired intangible assets, rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
Income Tax Expense
Our income tax expense consists primarily of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services.
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2015.

Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended June 30, 2015 and 2014
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Three Months Ended June 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$83,810	49.2%	$60,892	41.4%
Processing and settlement service revenues	39,416	23.2	45,491	30.9
Interchange revenues	47,635	28.0	42,655	29.1
Stock-based retailer incentive compensation	(614)	(0.4)	(2,022)	(1.4)
Total operating revenues	$170,247	100.0%	$147,016	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $83.8 million for the three months ended June 30, 2015, an increase of $22.9 million, or 37.6%, from the comparable period in 2014. The increase was primarily due to higher volume of monthly maintenance fees, ATM fees and other fees, principally transaction-based fees, of $9.3 million, $4.7 million and $6.0 million, respectively, driven by our recent acquisitions of companies focused on online and direct to consumer marketing channels. Additionally, card revenues and other fees increased as a result of period-over-period growth in revenue per active card, driven by favorable customer behavior in all of our prepaid card portfolios.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $39.4 million for the three months ended June 30, 2015, a decrease of $6.1 million, or 13.4%, from the comparable period in 2014. This decrease was primarily the result of lower cash transfer revenues of $18.8 million due to the discontinuation of our MoneyPak PIN product. The decrease in our cash transfer revenues was partially offset by revenues generated from our tax refund processing services of $12.7 million, for which there were no such revenues for the comparable period in 2014 given the timing of the acquisition of TPG. Revenues generated from our tax refund processing services declined sequentially and are expected to continue to decline for the remainder of the year due to seasonality associated with that business.
Interchange Revenues — Interchange revenues totaled $47.6 million for the three months ended June 30, 2015, an increase of $4.9 million, or 11.5%, from the comparable period in 2014. The increase was primarily the result of period-over-period growth of 12.0% in purchase volume, partially offset by a slight decline in the effective interchange rate we earn on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types, and can fluctuate from period to period.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $0.6 million for the three months ended June 30, 2015, a decrease of $1.4 million or 70% with the comparable period in 2014.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$55,845	32.8%	$57,200	38.9%
Compensation and benefits expenses	41,461	24.4	30,215	20.5
Processing expenses	27,120	15.9	17,285	11.8
Other general and administrative expenses	38,903	22.8	20,584	14.0
Total operating expenses	$163,329	95.9%	$125,284	85.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $55.8 million for the three months ended June 30, 2015, a decrease of $1.4 million, or 2.4% from the comparable period in 2014. This decrease was primarily the result of lower manufacturing and distribution card packaging costs of $0.8 million and a decrease in advertising expenses of $0.4 million. Sales commission expenses in absolute dollars has remained flat for the comparable periods despite the increased sales commission rate we pay to Walmart under under the new agreement, due to lower cash transfer revenue.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $41.5 million for the three months ended June 30, 2015, an increase of $11.3 million or 37.4% from the comparable period in 2014. This increase was primarily the result of an increase of $8.7 million in employee salaries and related benefits and an increase of $1.7 million in stock-based compensation. These increases were primarily attributable to our acquisitions subsequent to June 30, 2014.
Processing Expenses — Processing expenses totaled $27.1 million for the three months ended June 30, 2015, an increase of $9.8 million or 56.6% from the comparable period in 2014. This increase was due to our period-over-period growth in purchase volume of 12%, expenses associated with our tax refund processing services of $1.1 million, for which there were none for the comparable period in 2014 given the timing of the acquisition of TPG, and a decrease in the volume incentives from the payment networks. The amount of volume incentives we record in future periods will vary based on changes in performance expectations, our actual performance and amendments to existing contracts.
Other General and Administrative Expenses — Other general and administrative expenses totaled $38.9 million for the three months ended June 30, 2015, an increase of $18.3 million or 88.8%, from the comparable period in 2014. This increase was primarily driven by $5.6 million in amortization of acquired intangibles associated with our acquisitions, $5.0 million in impairment charges related to certain capitalized internal-use software and $1.5 million in depreciation and amortization of property and equipment. Other general and administrative expenses were also impacted by increases in professional service expenses and our provision for overdrawn accounts of $2.0 million and $1.7 million, respectively.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	7.0	1.7
General business credits	(5.0)	(0.6)
Employee stock-based compensation	3.9	0.6
Other	5.2	0.2
Effective tax rate	46.1%	36.9%
Our income tax expense decreased by $5.4 million to $3.0 million for the three months ended June 30, 2015 from the comparable period in 2014 due to a decrease in income before income taxes over those same periods, partially offset by an increase in our effective tax rate by 9.2 percentage points from 36.9% to 46.1% primarily due to increased earnings in states that have higher statutory tax rates. Each quarter we update our estimate of the annual effective tax rate, and if our estimated annual effective tax rate changes, we make a cumulative adjustment in that quarter. A cumulative adjustment related to the change in our year-to-date effective tax rate, as discussed below under "Comparison of six months ended June 30, 2015 and 2014," is reflected in our income tax expense and effective tax rate for the three months ended June 20, 2015. The other category consists of a variety of permanent differences, none of which were individually significant.

Comparison of Six-Month Periods Ended June 30, 2015 and 2014
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Six Months Ended June 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$171,034	43.0%	$129,059	42.1%
Processing and settlement service revenues	126,537	31.8	91,767	30.0
Interchange revenues	102,361	25.8	89,869	29.3
Stock-based retailer incentive compensation	(2,520)	(0.6)	(4,410)	(1.4)
Total operating revenues	$397,412	100.0%	$306,285	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $171.0 million for the six months ended June 30, 2015, an increase of $41.9 million, or 32%, from the comparable period in 2014. The increase was primarily due to higher volume of monthly maintenance fees, ATM fees and other fees, principally transaction-based fees, of $15.2 million, $10.2 million and $12.9 million, respectively, driven by our recent acquisitions of companies focused on online and direct to consumer marketing channels. Additionally, card revenues and other fees increased as a result of period-over-period growth in revenue per active card, driven by favorable customer behavior in all of our prepaid card portfolios.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $126.5 million for the six months ended June 30, 2015, an increase of $34.7 million, or 38%, from the comparable period in 2014. The increase was primarily the result of revenues generated from our tax refund processing services of $68.8 million, for which there were no such revenues for the comparable period in 2014 given the timing of the acquisition of TPG. This increase was offset by a decrease in cash transfer revenues of $34.0 million due to the discontinuation of the MoneyPak PIN product during the first quarter of 2015.
Interchange Revenues — Interchange revenues totaled $102.4 million for the six months ended June 30, 2015, an increase of $12.5 million, or 14%, from the comparable period in 2014. The increase was primarily the result of period-over-period growth in purchase volume of 17%, partially offset by a decline in the effective interchange rate we earn on purchase volume. This rate decline was the result of a shift in the mix of payment networks and payment types and can fluctuate from period to period.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $4.4 million for the six months ended June 30, 2015, a decrease of $1.9 million, or 43%, from the comparable period in 2014.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$117,124	29.5%	$117,443	38.3%
Compensation and benefits expenses	82,815	20.8	57,178	18.7
Processing expenses	57,720	14.5	39,364	12.9
Other general and administrative expenses	66,939	16.8	46,908	15.3
Total operating expenses	$324,598	81.6%	$260,893	85.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $117.1 million for the six months ended June 30, 2015, a decrease of $0.3 million from the comparable period in 2014. This decrease was primarily the result of a decrease in sales commissions of $1.9 million due to lower cash transfer revenues as previously discussed, offset by an increase of $1.7 million in advertising and marketing expenses.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $82.8 million for the six months ended June 30, 2015, an increase of $25.6 million or 45% from the comparable period in 2014. This increase was due to increases of $19.8 million in employee salaries and related benefits, $2.9 million in stock based compensation and $2.9 million in third party contractor expenses, primarily driven by our acquisitions subsequent to June 2014.
Processing Expenses — Processing expenses totaled $57.7 million for the six months ended June 30, 2015, a increase of $18.3 million or 46% from the comparable period in 2014. This increase was due to our growth in period-over-period purchase volume of 17%, expenses associated with our tax refund processing services of $5.1 million, for which there were none for the comparable period in 2014, and a decrease in the volume incentives from the payment networks, as discussed above.
Other General and Administrative Expenses — Other general and administrative expenses totaled $66.9 million for the six months ended June 30, 2015, an increase of $20.0 million or 43%, from the comparable period in 2014. This increase was primarily driven by $11.2 million in amortization of acquired intangibles, $5.0 million in impairment charges associated with certain capitalized internal-use use software, and $2.9 million in depreciation and amortization of property and equipment. Other general and administrative expenses were also impacted by increases in professional service expenses of $2.7 million, our provision for overdrawn accounts of $2.5 million, telecommunication expenses of $2.1 million and other expenses of $6.8 million, consisting primarily of general operating expenses from the normal course of business and expenses incurred due to our acquisitions. These increases were offset by a $7.5 million gain associated with the change in the fair value of contingent consideration and a decrease of $5.6 million in losses from customer disputed transactions.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	1.8
General business credits	(1.1)	(1.1)
Employee stock-based compensation	1.0	1.1
Other	1.3	0.6
Effective tax rate	38.7%	37.4%
Our income tax expense increased by $10.2 million to $28.0 million for the six months ended June 30, 2015 from the comparable period in 2014 due to an increase in income before income taxes and an increase in our effective tax rate by 1.3% from 37.4% to 38.7%. The increase in our effective tax rate was primarily due to increased earnings in states that have higher statutory tax rates.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Total cash provided by (used in)
Operating activities	$118,172	$24,509
Investing activities	(170,975)	(1,351)
Financing activities	92,516	233,232
Increase in unrestricted cash and cash equivalents and federal funds sold	$39,713	$256,390
For the six months ended June 30, 2015 and 2014, we financed our operations primarily through our cash flows from operations and certain financing activities. At June 30, 2015, our primary source of liquidity was unrestricted cash and cash equivalents totaling $763.9 million. We also consider our $199.2 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our senior credit facility will be sufficient to meet our working capital, capital expenditure, debt service requirements and our proposed $150 million stock repurchase program, as discussed below, for at least the next 12 months.
Cash Flows from Operating Activities
Our $118.2 million of net cash provided by operating activities in the six months ended June 30, 2015 was primarily the result of $44.3 million of net income, adjusted for certain non-cash operating items of $42.6 million, decreases in accounts receivable and deferred expenses of $27.8 million and $9.5 million, respectively, and an increase in our income tax payable of $27.4 million. We used our income tax receivable as of December 31, 2014 to cover a portion of our estimated tax payments for the first quarter of 2015. These were offset by decreases in accounts payable and other accrued liabilities and deferred revenue of $19.9 million and $10.7 million, respectively. Our $24.5 million of net cash provided by operating activities in the six months ended June 30, 2014 was primarily the result of $29.6 million of net income, adjusted for certain non-cash operating expenses of $29.2 million, and a decrease in accounts receivable of $19.5 million, partially offset by a $49.4 million payment to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances and a decrease in accounts payable and other accrued liabilities of $16.3 million.
Cash Flows from Investing Activities
Our $171.0 million of net cash used in investing activities in the six months ended June 30, 2015 reflects payments for a business acquisition and the acquisition of property and equipment of $65.2 million and $25.0 million, respectively, as well as purchases of available-for-sale investment securities, net of sales and maturities, of $79.6 million. Our $1.4 million of net cash provided by investing activities in the six months ended June 30, 2014 reflects payments for acquisition of property and equipment and a business acquisition of $14.1 million and $14.9 million, respectively, partially offset by sales and maturities of available-for-sale investment securities, net of purchases, of $28.0 million.
Cash Flows from Financing Activities
Our $92.5 million of net cash provided by financing activities in the six months ended June 30, 2015 was primarily the result of a $42.7 million increase in customer deposits and an increase in obligations to customers of $60.9 million, partially offset $11.3 million in repayments of our note payable. Our $233.2 million of net cash provided by financing activities in the six months ended June 30, 2014 was primarily the result of a $240.0 million increase in customer deposits, partially offset by a decrease in obligations to customers of $13.7 million. The increase in customer deposits was primarily a result of the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (2.94% as of June 30, 2015). The balance outstanding on the Term Facility was $150.0 million at December 31, 2014. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at June 30, 2015. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At June 30, 2015, we were in compliance with all such covenants.
Proposed Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. The stock repurchase program may be carried out at the direction of management, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other legal requirements, and any further limitations that may be established by the Board of Directors. Repurchases may be made through open market purchases, block trades, and in negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and our financial performance. The program will become effective upon regulatory approval and will continue until otherwise suspended, terminated or modified at any time for any reason by our Board of Directors. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As of and for the six months ended June 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Capital Requirements for Bank Holding Companies
Our subsidiary bank, Green Dot Bank, is a member bank of the Federal Reserve System and our primary regulators are the Federal Reserve Board and the Utah Department of Financial Institutions. We are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
In July 2013, the Federal Reserve and other U.S. banking regulators approved final rules regarding new risk-based capital, leverage and liquidity standards, known as “Basel III.” The Basel III rules, which became effective for us and our bank on January 1, 2015, are subject to certain phase-in periods that occur over several years. The U.S. Basel III rules contain new capital standards that change the composition of capital, increase minimum capital ratios and strengthen counterparty credit risk capital requirements. The Basel III rules also include a new definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which impose a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%.
As of June 30, 2015 and December 31, 2014, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2015 which management believes would have changed our category as "well capitalized."
The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2015 and December 31, 2014 were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
June 30, 2015
Tier 1 leverage	$374,582	27.3%	$68,570	5.0%
Common equity Tier 1 capital	374,582	72.0	23,407	4.5
Tier 1 capital	374,582	72.0	31,210	6.0
Total risk-based capital	376,898	72.5	52,016	10.0

December 31, 2014
Tier 1 leverage	$200,917	21.3%	$47,113	5.0%
Tier 1 risk-based capital	200,917	45.4	26,561	6.0
Total risk-based capital	201,368	45.5	44,269	10.0

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
As of June 30, 2015, we had $138.8 million term loan outstanding under our $225.0 million credit agreement ("Credit Agreement"). Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our Credit Agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of June 30, 2015, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Historically, most of our operating revenues were derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 48% for the three months ended June 30, 2015. We expect that Walmart will continue to have a significant impact on our operating revenues in future years. Although in 2015, on the whole, we expect this concentration to decrease as a result of organic growth outside of Walmart and the additions of several recent acquisitions, it would be difficult to replace Walmart, and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with these retail distributors have terms that expire at various dates through 2020, and they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control of us, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. Walmart also has the right to terminate its agreement prior to its expiration or renewal for a number of other specified reasons, including: a change by us in our card operating procedures that Walmart reasonably believes will have a material adverse effect on Walmart's operations; our inability or unwillingness to make Walmart MoneyCards reloadable outside of our reload network in the event that our reload network does not meet particular size requirements in the future; and in the event Walmart reasonably believes that it is reasonably possible, after the parties have explored and been unable to agree on any alternatives, that the Federal Reserve Board may determine that Walmart exercises a controlling influence over our management or policies. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2015, interchange revenues represented 28.0% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions in 2014 and during the first two quarters of 2015 we adjusted our revenue guidance when actual results varied from our assumptions. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision with respect to our Class A common stock.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $484.4 million as of June 30, 2015. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.

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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2015, we had assets subject to settlement risk of $46.9 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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

10.1†
Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc.

10.2(1)†	Green Dot Corporation Corporate Transaction Policy

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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 10.2 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 9, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 10, 2015	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Acting Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1†
Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc.

10.2(1)†	Green Dot Corporation Corporate Transaction Policy

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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 10.2 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 9, 2015.