Form 10-Q
period 2015-09-30
GREEN DOT CORP
filed 2015-11-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,276,710 shares of Class A common stock, par value $.001 per share (which number does not include 1,518,512 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of October 31, 2015.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$606,674	$724,158
Federal funds sold	481	480
Restricted cash	6,512	2,015
Investment securities available-for-sale, at fair value	80,386	46,650
Settlement assets	45,782	148,694
Accounts receivable, net	21,775	48,917
Prepaid expenses and other assets	36,954	23,992
Income tax receivable	—	16,290
Total current assets	798,564	1,011,196
Restricted cash	—	2,152
Investment securities, available-for-sale, at fair value	133,500	73,781
Loans to bank customers, net of allowance for loan losses of $413 and $444 as of September 30, 2015 and December 31, 2014, respectively	6,607	6,550
Prepaid expenses and other assets	11,756	11,883
Property and equipment, net	78,086	77,284
Deferred expenses	5,979	17,326
Net deferred tax assets	8,236	6,268
Goodwill and intangible assets	478,619	417,200
Total assets	$1,521,347	$1,623,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,563	$36,444
Deposits	500,022	565,401
Obligations to customers	84,762	98,052
Settlement obligations	3,674	4,484
Amounts due to card issuing banks for overdrawn accounts	980	1,224
Other accrued liabilities	63,100	79,137
Deferred revenue	10,200	24,418
Note payable	22,500	22,500
Income tax payable	171	—
Net deferred tax liabilities	4,252	3,995
Total current liabilities	705,224	835,655
Other accrued liabilities	41,226	31,495
Note payable	110,625	127,500
Total liabilities	857,075	994,650
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of September 30, 2015 and December 31, 2014; 2 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2	2
Class A common stock, $0.001 par value: 100,000 shares authorized as of September 30, 2015 and December 31, 2014; 52,150 and 51,146 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	52	51
Treasury stock at cost, 1,856 shares as of September 30, 2015 and no shares outstanding as of December 31, 2014	(32,000)	—
Additional paid-in capital	406,052	383,296
Retained earnings	290,181	245,693
Accumulated other comprehensive loss	(15)	(52)
Total stockholders’ equity	664,272	628,990
Total liabilities and stockholders’ equity	$1,521,347	$1,623,640
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$71,870	$58,948	$242,904	$188,007
Processing and settlement service revenues	28,470	44,085	155,007	135,852
Interchange revenues	46,020	43,757	148,381	133,626
Stock-based retailer incentive compensation	—	(2,131)	(2,520)	(6,541)
Total operating revenues	146,360	144,659	543,772	450,944
Operating expenses:
Sales and marketing expenses	52,873	55,599	169,997	173,042
Compensation and benefits expenses	40,555	31,487	123,370	88,665
Processing expenses	20,496	19,529	78,216	58,893
Other general and administrative expenses	34,142	24,716	101,081	71,624
Total operating expenses	148,066	131,331	472,664	392,224
Operating (loss) income	(1,706)	13,328	71,108	58,720
Interest income	1,128	982	3,624	2,998
Interest expense	(1,465)	(17)	(4,510)	(62)
Other income	—	6,369	—	6,369
(Loss) income before income taxes	(2,043)	20,662	70,222	68,025
Income tax (benefit) expense	(2,222)	6,771	25,734	24,486
Net income	179	13,891	44,488	43,539
Income attributable to preferred stock	(5)	(1,636)	(1,269)	(5,587)
Net income available to common stockholders	$174	$12,255	$43,219	$37,952

Basic earnings per common share:	$—	$0.30	$0.84	$0.96
Diluted earnings per common share:	$—	$0.30	$0.83	$0.95
Basic weighted-average common shares issued and outstanding:	51,576	39,884	51,612	38,923
Diluted weighted-average common shares issued and outstanding:	52,361	40,461	52,161	39,709
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$179	$13,891	$44,488	$43,539
Other comprehensive income
Unrealized holding gain (loss), net of tax	315	(65)	37	25
Comprehensive income	$494	$13,826	$44,525	$43,564
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$44,488	$43,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,061	23,450
Amortization of intangible assets	17,124	730
Provision for uncollectible overdrawn accounts	46,480	26,234
Employee stock-based compensation	19,076	14,152
Stock-based retailer incentive compensation	2,520	6,541
Amortization of premium on available-for-sale investment securities	821	828
Change in fair value of contingent consideration	(7,516)	—
Impairment of capitalized software	5,739	—
Amortization of deferred financing costs	1,151	—
Deferred income tax expense	29	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,263)	(6,426)
Prepaid expenses and other assets	(11,317)	(7,670)
Deferred expenses	11,347	6,252
Accounts payable and other accrued liabilities	(29,030)	(10,471)
Amounts due to card issuing banks for overdrawn accounts	(244)	(49,084)
Deferred revenue	(14,293)	(11,607)
Income tax payable/receivable	16,670	10,385
Other, net	(94)	(30)
Net cash provided by operating activities	113,749	46,823

Investing activities
Purchases of available-for-sale investment securities	(175,857)	(161,852)
Proceeds from maturities of available-for-sale securities	57,309	106,506
Proceeds from sales of available-for-sale securities	24,289	39,866
Increase in restricted cash	(918)	(596)
Payments for acquisition of property and equipment	(37,372)	(23,798)
Net (increase) decrease in loans	(57)	85
Acquisition, net of cash acquired	(65,209)	(14,860)
Net cash used in investing activities	(197,815)	(54,649)

Financing activities
Repayments of borrowings from note payable	(16,875)	—
Borrowings on revolving line of credit	30,001	—
Repayments on revolving line of credit	(30,001)	—
Proceeds from exercise of options	2,077	6,690
Excess tax benefits from exercise of options	158	3,797
Taxes paid related to net share settlement of equity awards	(3,333)	(1,721)
Net (decrease) increase in deposits	(65,379)	222,280
Net increase (decrease) in obligations to customers	90,817	(13,713)
Contingent consideration payments	(882)	—
Repurchase of Class A common stock	(40,000)	—
Net cash (used in) provided by financing activities	(33,417)	217,333

Net (decrease) increase in unrestricted cash, cash equivalents, and federal funds sold	(117,483)	209,507
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	724,638	423,621
Unrestricted cash, cash equivalents, and federal funds sold, end of period	$607,155	$633,128

Cash paid for interest	$3,359	$62
Cash paid for income taxes	$9,324	$10,337
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
We market our products and services to consumers in the United States. Our products are issued by our wholly-owned subsidiary, Green Dot Bank and third-party issuing banks including The Bancorp Bank and Sunrise Banks, N.A. We also have multi-year distribution arrangements with many large and medium-sized retailers, such as Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, such as Blackhawk Network and Incomm. We refer to participating retailers collectively as our “retail distributors.” Our tax refund processing services are integrated into the offerings of the nation’s leading tax software companies, which, together, enable us to serve approximately 25,000 independent online and in-person tax preparers and accountants nationwide.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2015. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Recent Accounting Pronouncements
In September 2015, the FASB issued ASU No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings from changes in depreciation, amortization, or other income effects as a result of changes to provisional amounts calculated as if the accounting had been completed at the acquisition date. In addition, the amendments in the ASU require an entity to disclose the nature and amount of

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
measurement-period adjustments recognized in the current period that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The amendments are effective for annual and interim periods beginning after December 15, 2015. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.
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
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year, making the standard effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating the impact of our pending adoption of ASU 2015-14 and ASU 2014-09 on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2015
Corporate bonds	$36,957	$22	$(31)	$36,948
Commercial paper	23,697	4	—	23,701
U.S. Treasury notes	29,734	15	—	29,749
Mortgage-backed securities	100,706	158	(258)	100,606
Municipal bonds	4,693	32	(3)	4,722
Asset-backed securities	18,164	3	(7)	18,160
Total investment securities	$213,951	$234	$(299)	$213,886

December 31, 2014
Corporate bonds	$40,433	$4	$(48)	$40,389
Commercial paper	7,648	1	—	7,649
U.S. Treasury notes	14,782	5	(16)	14,771
Agency securities	2,950	—	—	2,950
Mortgage-backed securities	35,420	119	(177)	35,362
Municipal bonds	5,555	61	(21)	5,595
Asset-backed securities	13,727	—	(12)	13,715
Total investment securities	$120,515	$190	$(274)	$120,431
As of September 30, 2015 and December 31, 2014, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2015
Corporate bonds	$24,928	$(31)	$—	$—	$24,928	$(31)
Mortgage-backed securities	45,878	(179)	13,319	(79)	59,197	(258)
Municipal bonds	—	—	337	(3)	337	(3)
Asset-backed securities	10,020	(7)	—	—	10,020	(7)
Total investment securities	$80,826	$(217)	$13,656	$(82)	$94,482	$(299)

December 31, 2014
Corporate bonds	$33,348	$(48)	$—	$—	$33,348	$(48)
U.S. Treasury notes	6,068	(16)	—	—	6,068	(16)
Mortgage-backed securities	21,495	(163)	1,143	(14)	22,638	(177)
Municipal bonds	—	—	419	(21)	419	(21)
Asset-backed securities	12,254	(12)	—	—	12,254	(12)
Total investment securities	$73,165	$(239)	$1,562	$(35)	$74,727	$(274)
We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2015 or 2014 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Investment Securities (continued)
As of September 30, 2015, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$80,370	$80,386
Due after one year through five years	11,053	11,056
Due after five years through ten years	329	336
Due after ten years	3,828	3,840
Mortgage and asset-backed securities	118,371	118,268
Total investment securities	$213,951	$213,886
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Overdrawn account balances due from cardholders	$12,775	$14,412
Reserve for uncollectible overdrawn accounts	(10,543)	(11,196)
Net overdrawn account balances due from cardholders	2,232	3,216

Trade receivables	2,773	8,265
Reserve for uncollectible trade receivables	(62)	(16)
Net trade receivables	2,711	8,249

Receivables due from card issuing banks	6,746	28,349
Fee advances	952	6,545
Other receivables	9,134	2,558
Accounts receivable, net	$21,775	$48,917
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	$12,039	$8,555	$11,196	$10,363
Provision for uncollectible overdrawn accounts:
Fees	13,012	8,613	40,393	23,016
Purchase transactions	1,902	1,562	6,087	3,218
Charge-offs	(16,410)	(8,832)	(47,133)	(26,699)
Balance, end of period	$10,543	$9,898	$10,543	$9,898
Note 5—Property and Equipment
During the three and nine months ended September 30, 2015 we recorded impairment charges of $0.7 million and $5.7 million, respectively, associated with capitalized internal-use software we determined were no longer viable and any remaining carrying value was written off. During the three and nine months ended September 30, 2014, we did not record any impairment charges. The impairment charge is included within other general and administrative expenses in our consolidated statements of operations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2015
Residential	$—	$—	$40	$40	$3,666	$3,706
Commercial	—	—	—	—	337	337
Installment	2	—	22	24	2,953	2,977
Total loans	$2	$—	$62	$64	$6,956	$7,020

Percentage of outstanding	—%	—%	0.9%	0.9%	99.1%	100.0%

December 31, 2014
Residential	$—	$—	$—	$—	$3,861	$3,861
Commercial	—	—	—	—	697	697
Installment	1	3	4	8	2,428	2,436
Total loans	$1	$3	$4	$8	$6,986	$6,994

Percentage of outstanding	—%	—%	0.1%	0.1%	99.9%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014 for further information on the criteria for classification as nonperforming.

	September 30, 2015	December 31, 2014
	(In thousands)
Residential	$285	$54
Commercial	16	31
Installment	157	104
Total loans	$458	$189
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	September 30, 2015		December 31, 2014
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,225	$481	$3,604	$257
Commercial	305	32	635	62
Installment	2,853	124	2,306	130
Total loans	$6,383	$637	$6,545	$449

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$374	$285	$97	$54
Commercial	255	16	270	31
Installment	360	157	367	104
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	$377	$414	$444	$464
Provision for loans	—	20	(38)	20
Loans charged off	—	(7)	(44)	(66)
Recoveries of loans previously charged off	36	8	51	17
Balance, end of period	$413	$435	$413	$435
Note 7—Employee Stock-Based Compensation
We currently grant restricted stock units and stock options to employees and directors under our 2010 Equity Incentive Plan. Additionally, through our 2010 Employee Stock Purchase Plan, employees are able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans.
The following table summarizes restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Restricted stock units granted	55	1,281	1,705	1,733
Weighted-average grant-date fair value	$18.85	$19.33	$16.18	$19.27
We issued no stock options during the three and nine months ended September 30, 2015, or for the three months ended September 30, 2014. We granted options to purchase 106,000 share of our Class A common stock for the nine months ended September 30, 2014.
Included in the number of restricted stock units granted during the nine months ended September 30, 2015, are 242,587 shares of our Class A common stock underlying performance-based restricted stock units that we granted to certain executive employees under our 2010 Equity Incentive Plan.
The total stock-based compensation expense recognized was $7.5 million and $19.1 million for the three and nine months ended September 30, 2015, respectively, and $5.5 million and $14.2 million for the three and nine months ended September 30, 2014, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$460,632	$529,779
Other demand deposits	23,013	19,631
Total non-interest bearing deposit accounts	483,645	549,410
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	918	905
Savings	8,107	7,985
Time deposits, denominations greater than or equal to $100	5,469	5,263
Time deposits, denominations less than $100	1,883	1,838
Total interest-bearing deposit accounts	16,377	15,991
Total deposits	$500,022	$565,401
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2015
(In thousands)
Due in 2015	$679
Due in 2016	2,895
Due in 2017	2,590
Due in 2018	279
Due in 2019	337
Thereafter	572
Total time deposits	$7,352
Note 9—Note Payable
As of September 30, 2015 and December 31, 2014, our outstanding debt consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Term facility	$133,125	$150,000
Revolving facility	—	—
Total notes payable	$133,125	$150,000
In October 2014, we entered into a $225.0 million credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The credit agreement provides for 1) a $75.0 million five-year revolving facility (the "Revolving Facility") and 2) a five-year $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the “Senior Credit Facility"). The credit agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million.
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During the nine months ended September 30, 2015, we made scheduled quarterly principal payments totaling $16.9 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable (continued)
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of September 30, 2015 was 2.94%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.1 million and $3.3 million for the three and nine months ended September 30, 2015.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At September 30, 2015, we were in compliance with all such covenants.
Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2015 and 2014 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	2.0
General business credits	(1.3)	(2.3)
Employee stock-based compensation	1.0	0.9
Transaction costs	(1.9)	—
Other	1.2	0.4
Effective tax rate	36.6%	36.0%
The effective tax rate for the nine months ended September 30, 2015 and 2014 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits, non-deductible employee stock based compensation and transaction costs. The increase in the effective tax rate for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily attributable to increased earnings in states that have higher statutory tax rates and decreased state business tax credits.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2015 and 2014, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for the five-months ended December 31, 2009 and the years ended December 31, 2010, 2011 and 2012 are currently under examination by the IRS. We remain subject to examination of our federal income tax return for the years ended December 31, 2013 and 2014. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (continued)
As of September 30, 2015, we have net operating loss carryforwards of approximately $46.8 million and $40.3 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2025 and 2034. In addition, we have state business tax credits of approximately $4.1 million that will expire between 2028 and 2034 and other state business tax credits of approximately $1.4 million that will expire 2024.
As of September 30, 2015 and 2014, we had a liability of $7.3 million and $4.8 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Beginning balance	$6,189	$3,724
Increases related to positions taken during prior years	423	—
Increases related to positions taken during the current year	688	1,074
Ending balance	$7,300	$4,798

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$7,300	$4,798
We recognized accrued interest and penalties related to unrecognized tax benefits as of September 30, 2015 and 2014, of approximately $0.7 million and $0.3 million, respectively.
Note 11—Stockholders' Equity
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
In September 2015, we received regulatory approval for our $150 million stock repurchase program at which point we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock as part of our repurchase program. Under the ASR agreement, in exchange for an up-front payment of $40 million, we received an initial delivery of approximately 1.8 million shares on September 4, 2015 based on the then current market price of our stock. The ASR agreement was accounted for in two separate transactions: 1) a treasury stock repurchase for the initial shares received and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. We recorded $32 million as treasury stock, which reflects the value of the initial shares received from the financial institution and an $8 million decrease to additional paid-in capital, which reflects the implied value of the forward contract for the shares withheld by the financial institution.
The final number of shares received upon settlement for the ASR will be determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. Upon settlement, we will either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. Final settlement is scheduled to occur during the first quarter of 2016.
The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$179	$13,891	$44,488	$43,539
Income attributable to preferred stock	(5)	(1,636)	(1,269)	(5,587)
Income attributable to common stock subject to repurchase	—	(99)	(32)	(420)
Net income allocated to Class A common stockholders	$174	$12,156	$43,187	$37,532
Weighted-average Class A shares issued and outstanding	51,576	39,884	51,612	38,923
Basic earnings per Class A common share	$—	$0.30	$0.84	$0.96

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$174	$12,156	$43,187	$37,532
Re-allocated earnings	—	22	13	103
Diluted net income allocated to Class A common stockholders	174	12,178	43,200	37,635
Weighted-average Class A shares issued and outstanding	51,576	39,884	51,612	38,923
Dilutive potential common shares:
Stock options	375	418	291	582
Restricted stock units	383	145	236	187
Employee stock purchase plan	27	14	22	17
Diluted weighted-average Class A shares issued and outstanding	52,361	40,461	52,161	39,709
Diluted earnings per Class A common share	$—	$0.30	$0.83	$0.95
For the periods presented, we excluded all shares of convertible preferred stock and certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Class A common stock
Options to purchase Class A common stock	492	676	681	622
Restricted stock units	11	4	33	21
Conversion of convertible preferred stock	1,519	5,369	1,517	5,795
Total options, restricted stock units and convertible preferred stock	2,022	6,049	2,231	6,438
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
As of September 30, 2015 and December 31, 2014, our assets and liabilities carried at fair value on a recurring basis were as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2015	(In thousands)
Assets
Corporate bonds	$—	$36,948	$—	$36,948
Commercial paper	—	23,701	—	23,701
U.S. Treasury notes	—	29,749	—	29,749
Mortgage-backed securities	—	100,606	—	100,606
Municipal bonds	—	4,722	—	4,722
Asset-backed securities	—	18,160	—	18,160
Total assets	$—	$213,886	$—	$213,886

Liabilities
Contingent consideration	$—	$—	$14,762	$14,762

December 31, 2014
Assets
Corporate bonds	$—	$40,389	$—	$40,389
Commercial paper	—	7,649	—	7,649
U.S. Treasury notes	—	14,771	—	14,771
Agency securities	—	2,950	—	2,950
Mortgage-backed securities	—	35,362	—	35,362
Municipal bonds	—	5,595	—	5,595
Asset-backed securities	—	13,715	—	13,715
Total assets	$—	$120,431	$—	$120,431

Liabilities
Contingent consideration	$—	$—	$23,160	$23,160

The following table presents changes in our contingent consideration payable for the three and nine months ended September 30, 2015, which is categorized in Level 3 of the fair value hierarchy.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In thousands)
Balance, beginning of period	$14,976	$23,160
Payments of contingent consideration	(214)	(882)
Change in fair value of contingent consideration	—	(7,516)
Balance, end of period	$14,762	$14,762
We based the fair value of our fixed income securities held as of September 30, 2015 and December 31, 2014 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets during the three and nine months ended September 30, 2015 or 2014.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2015 and December 31, 2014 are presented in the table below.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,607	$5,493	$6,550	$5,399

Financial Liabilities
Deposits	$500,022	$499,945	$565,401	$565,345
Note payable	$133,125	$133,125	$150,000	$150,000
Note 15—Commitments and Contingencies
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
In the ordinary course of business, we are a party to various legal proceedings. We review these actions on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and use that information when making accrual and disclosure decisions. We have not established reserves or possible ranges of losses related

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Commitments and Contingencies (continued)
to these proceedings because, at this time in the proceedings, the matters do not relate to a probable loss and/or the amounts are not reasonably estimable.
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
As of September 30, 2015 and December 31, 2014, we had $1.5 million outstanding in standby letters of credit related to our corporate facility lease.
Note 16—Significant Customer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Walmart	50%	51%	44%	55%
Excluding stock-based retailer incentive compensation of $0 and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and $2.5 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Walmart	50%	52%	45%	56%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors, including Walmart, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Concentration of GPR cards activated (in units)	61%	70%	60%	72%
Concentration of sales of cash transfer products (in units)	81%	82%	82%	82%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Significant Customer Concentration (continued)
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheets:

	September 30, 2015	December 31, 2014
Walmart	58%	22%
Three other largest retail distributors, as a group	9%	6%
Note 17—Segment Information
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
The following table presents certain financial information for each of our reportable segments for the three and nine months ended September 30, 2015. We have determined that it is impracticable to restate segment information for the three and nine months ended September 30, 2014, as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Therefore, no such disclosures are presented.

	Three Months Ended September 30, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$121,655	$31,444	$(6,739)	$146,360
Operating expenses	101,398	29,437	17,231	148,066
Operating income	$20,257	$2,007	$(23,970)	$(1,706)

	Nine Months Ended September 30, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$404,286	$164,251	$(24,765)	$543,772
Operating expenses	332,378	96,658	43,628	472,664
Operating income	$71,908	$67,593	$(68,393)	$71,108

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
Financial Results and Trends
Our results of operations for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)
Total operating revenues	146,360	144,659	1,701	1.2%	543,772	450,944	92,828	20.6%
Total operating expenses	148,066	131,331	16,735	12.7%	472,664	392,224	80,440	20.5%
Net income	179	13,891	(13,712)	(98.7)%	44,488	43,539	949	2.2%
Total operating revenues
Our total operating revenues for the three months ended September 30, 2015 increased from the three months ended September 30, 2014 due to increases in card revenues and other fees and interchange revenues, driven primarily by sales of prepaid cards under programs acquired through our recent acquisitions of companies focused on online and direct-to-consumer marketing channels. We achieved these results despite a significant decline in our processing and settlement service revenues, primarily as a result of the discontinuation of our MoneyPak PIN product during the first quarter of 2015.
Our total operating revenues for the nine months ended September 30, 2015 increased from the nine months ended September 30, 2014 due to increases in processing and settlement service revenues, card revenues and other fees, and interchange revenues. Processing and settlement service revenues increased primarily as a result of tax refund processing revenues generated during the first six months of 2015 by TPG, partially offset by a decrease in cash transfer revenues as a result of the discontinuation of our MoneyPak PIN product. Card revenues and other fees and interchange revenues increased for the same reasons discussed above for the three month period.
As a result of the discontinuation of our MoneyPak PIN product during the first quarter of 2015, our cash transfer revenues have declined on a year-over-year basis in absolute dollars and as a percentage of total operating revenues. While it is difficult to precisely quantify the full extent to which our business has been impacted by the discontinuation of our MoneyPak PIN product, we believe the discontinuation has adversely impacted the performance of our key metrics, such as the number of active cards in our portfolio, gross dollar volume and purchase volume, as customers transition to POS swipe reloads. For example, we experienced a 6% decline in the number of active cards in our portfolio since June 30, 2015, which impacted our interchange and fee revenues during the three and nine months ended September 30, 2015. We believe the decline in the number of active cards in our portfolio will largely stabilize through the remainder of 2015.
We experienced a decline in revenue associated with the Walmart MoneyCard program in 2014 and in the three and nine months ended September 30, 2015 due primarily to lower fee products we introduced and a decline in the number of active cards. As a result, our 2015 revenues from this program have declined on a year-over-year basis due primarily to the continual impact of lower fee cards comprising a larger portion of our overall active card portfolio.
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2015 increased from the three and nine months ended September 30, 2014 due to increases in other general and administrative expenses, processing expenses and compensation and benefits expenses, in each case, increasing as a percentage of total operating revenues. Compensation and benefits expenses increased primarily due to an increase in our employee headcount as a result of our acquisitions subsequent to September 30, 2014 and processing expenses increased primarily due to period-over-period growth in purchase volume. Other general and administrative expenses increased primarily due to amortization associated with our acquired intangible assets, impairment charges related to certain capitalized software costs and general and administrative operating expenses associated with our acquisitions subsequent to September 30, 2014.
As previously announced, we renewed our Walmart MoneyCard agreement in June 2015. The term of the agreement is retroactive to May 1, 2015 and expires on May 1, 2020, with an automatic renewal clause for an additional period of two years, subject to certain terms as discussed in the agreement. Revenues generated under the MoneyCard program have represented a substantial portion of our total operating revenues. Under this new agreement, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Consequently, our sales and marketing expenses during the three months ended September 30, 2015 have been and for the last quarter of 2015 will be materially impacted by the increased commission rate.
We also expect our compensation and benefits and other general and administrative expenses to increase for 2015 as a result of increased headcount and facilities costs associated with our acquisitions in the fourth quarter of 2014 and first quarter of 2015. We also expect an increase in general and administrative expenses due to higher amortization associated with our acquired intangible assets and higher depreciation and amortization expenses associated with our investment in technology to support new product launches and improve our core infrastructure. For additional information on depreciation and amortization related to internal-use software and acquired intangible assets, refer to Note 7 — Property and Equipment and Note 8- Goodwill and Intangible Assets, in our latest Annual Report on Form 10-K.
Income tax benefit and income tax expense for the three and nine months ended September 30, 2015 was $2.2 million and $25.7 million, respectively, compared to income tax expense of $6.8 million and $24.5 million for the three and nine months ended September 30, 2014. During the three months ended September 30, 2015, we recognized an income tax benefit of $2.2 million, driven by a pretax loss during the period and a discrete tax benefit attributable to return-to-provision adjustments. Income tax expense increased for the nine months ended September 30, 2015 from the comparable period in 2014 primarily as a result of generating higher income before income taxes and a slightly higher effective tax rate.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 9.53 million and 12.49 million reload transactions in the three months ended September 30, 2015 and 2014, respectively, and 29.17 million and 37.64 million reload transactions in the nine months ended September 30, 2015 and 2014, respectively. We review this metric as a measure of the size and scale of our retail cash reload network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through TPG. We processed 0.10 million and 10.62 million tax refund transactions in the three and nine months ended September 30, 2015, respectively. The number of tax refund transactions for the three months ended September 30,

2015 reflects normal seasonality in this business. We had no tax refund transactions processed during three and nine months ended September 30, 2014. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.51 million and 4.63 million active cards outstanding as of September 30, 2015 and 2014, respectively. We review this metric as a measure of the overall size and scale of our GPR card portfolio and an indicator of customer engagement and usage of our products and services.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $5.0 billion and $4.6 billion for the three months ended September 30, 2015 and 2014, respectively, and $16.6 billion and $14.6 billion for the nine months ended September 30, 2015 and 2014, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.7 billion and $3.4 billion for the three months ended September 30, 2015 and 2014, respectively, and $12.2 billion and $10.7 billion for the nine months ended September 30, 2015 and 2014, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended September 30, 2015 and 2014
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Three Months Ended September 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$71,870	49.1%	$58,948	40.7%
Processing and settlement service revenues	28,470	19.4	44,085	30.5
Interchange revenues	46,020	31.5	43,757	30.3
Stock-based retailer incentive compensation	—	—	(2,131)	(1.5)
Total operating revenues	$146,360	100.0%	$144,659	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $71.9 million for the three months ended September 30, 2015, an increase of $13.0 million, or 22%, from the comparable period in 2014. The increase was primarily due to higher volume of monthly maintenance fees, ATM fees and other fees, principally new card and transaction-based fee revenues, of $6.4 million, $3.5 million and $3.0 million, respectively, driven by our recent acquisitions of companies focused on online and direct-to-consumer marketing channels. Additionally, card revenues and other fees increased as a result of period-over-period growth in revenue per active card, driven by favorable customer behavior in all of our prepaid card portfolios. These increases were partially offset by a decline in monthly maintenance fees associated with our organic portfolio, driven by a decline in the number of active cards in our portfolio.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $28.5 million for the three months ended September 30, 2015, a decrease of $15.6 million, or 35%, from the comparable period in 2014. This decrease was primarily the result of lower cash transfer revenues of $16.6 million due to the discontinuation of our MoneyPak PIN product. The decrease in our cash transfer revenues was partially offset by revenues generated from our tax refund processing services of $1.0 million, for which there were no such revenues for the comparable period in 2014 given the timing of the acquisition of TPG.
Interchange Revenues — Interchange revenues totaled $46.0 million for the three months ended September 30, 2015, an increase of $2.2 million, or 5%, from the comparable period in 2014. The increase was primarily the result of period-over-period growth of 9% in purchase volume, partially offset by a slight decline in the effective interchange rate we earn on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types, and can fluctuate from period to period.
Stock-based Retailer Incentive Compensation — We had no stock-based retailer incentive compensation for the three months ended September 30, 2015, a decrease of $2.1 million or 100% with the comparable period in 2014.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$52,873	36.1%	$55,599	38.4%
Compensation and benefits expenses	40,555	27.7	31,487	21.8
Processing expenses	20,496	14.0	19,529	13.5
Other general and administrative expenses	34,142	23.3	24,716	17.1
Total operating expenses	$148,066	101.2%	$131,331	90.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $52.9 million for the three months ended September 30, 2015, a decrease of $2.7 million, or 5% from the comparable period in 2014. This decrease was primarily the result of a decrease in sales commission expenses of $3.6 million. Despite the increased sales commission rate we pay to Walmart under the new agreement, sales commissions decreased as a result of a period-over-period decline in the number of active cards in our portfolio and a decrease in our cash transfer revenues. Sales and marketing expenses also declined as a result of a decrease in advertising expenses of $0.3 million offset by higher manufacturing and distribution card packaging costs of $1.1 million.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $40.6 million for the three months ended September 30, 2015, an increase of $9.1 million or 29% from the comparable period in 2014. This increase was primarily the result of an increase of $7.6 million in employee salaries and related benefits and an increase of $2.0 million in stock-based compensation offset by a decrease in third party contractor expenses of $0.5 million. The increases were primarily attributable to our acquisitions subsequent to September 2014.
Processing Expenses — Processing expenses totaled $20.5 million for the three months ended September 30, 2015, an increase of $1.0 million or 5% from the comparable period in 2014. This increase was due to our period-over-period growth in purchase volume of 9%, primarily attributable to our acquisitions subsequent to September 2014, offset by an increase in the volume incentives from the payment networks. The amount of volume incentives we record in future periods will vary based on changes in performance expectations, our actual performance and amendments to existing contracts.
Other General and Administrative Expenses — Other general and administrative expenses totaled $34.1 million for the three months ended September 30, 2015, an increase of $9.4 million or 38%, from the comparable period in 2014. This increase was primarily driven by $5.5 million in amortization of acquired intangibles associated with our acquisitions subsequent to September 2014 and $1.4 million in depreciation and amortization of property and equipment. Other general and administrative expenses were also impacted by increases in rent expenses and our provision for overdrawn accounts of $0.9 million and $0.3 million, respectively.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended September 30,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.5)	2.7
General business credits	6.1	(5.5)
Employee stock-based compensation	0.9	0.5
Transaction costs	64.3	—
Other	4.0	0.1
Effective tax rate	108.8%	32.8%
During the three months ended September 30, 2015, we recognized an income tax benefit of $2.2 million, driven by a pretax loss during the period and a discrete tax benefit attributable to return-to-provision adjustments. Our effective tax rate increased from 32.8% to 108.8%, primarily as a result of this discrete tax benefit. Due to the loss in the period, a discrete tax benefit increases the tax rate while an item of discrete tax expense decreases the tax rate.
Each quarter we update our estimate of the annual effective tax rate, and if our estimated annual effective tax rate changes, we record a cumulative adjustment in that quarter. The Other category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Nine-Month Periods Ended September 30, 2015 and 2014
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$242,904	44.7%	$188,007	41.7%
Processing and settlement service revenues	155,007	28.5	135,852	30.1
Interchange revenues	148,381	27.3	133,626	29.7
Stock-based retailer incentive compensation	(2,520)	(0.5)	(6,541)	(1.5)
Total operating revenues	$543,772	100.0%	$450,944	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $242.9 million for the nine months ended September 30, 2015, an increase of $54.9 million, or 29%, from the comparable period in 2014. The increase was primarily due to higher volume of monthly maintenance fees, ATM fees and other fees, principally new card and transaction-based fee revenues, of $21.6 million, $13.7 million and $19.6 million, respectively, driven by our recent acquisitions of companies focused on online and direct-to-consumer marketing channels. Additionally, card revenues and other fees increased as a result of period-over-period growth in revenue per active card, driven by favorable customer behavior in all of our prepaid card portfolios. These increases were partially offset by a decline in monthly maintenance fees associated with our organic portfolio, driven by a decline in the number of active cards in our portfolio.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $155.0 million for the nine months ended September 30, 2015, an increase of $19.1 million, or 14%, from the comparable period in 2014. The increase was primarily the result of revenues generated from our tax refund processing services of $69.8 million, for which there were no such revenues for the comparable period in 2014 given the timing of the acquisition of TPG. This increase was offset by a decrease in cash transfer revenues of $50.6 million due to the discontinuation of the MoneyPak PIN product during the first quarter of 2015.
Interchange Revenues — Interchange revenues totaled $148.4 million for the nine months ended September 30, 2015, an increase of $14.8 million, or 11%, from the comparable period in 2014. The increase was primarily the result of period-over-period growth in purchase volume of 14%, partially offset by a decline in the effective interchange rate we earn on purchase volume. This rate decline was the result of a shift in the mix of payment networks and payment types and can fluctuate from period to period.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $2.5 million for the nine months ended September 30, 2015, a decrease of $4.0 million, or 62%, from the comparable period in 2014.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$169,997	31.3%	$173,042	38.4%
Compensation and benefits expenses	123,370	22.7	88,665	19.7
Processing expenses	78,216	14.4	58,893	13.2
Other general and administrative expenses	101,081	18.6	71,624	15.9
Total operating expenses	$472,664	87.0%	$392,224	87.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $170.0 million for the nine months ended September 30, 2015, a decrease of $3.0 million or 2% from the comparable period in 2014. This decrease was primarily the result of a decrease in sales commissions of $5.4 million. Despite the increased sales commission rate we pay to Walmart under the new agreement, sales commissions decreased as a result of a period-over-period decline in the number of active cards in our portfolio and a decrease in our cash transfer revenues. This decrease was partially offset by an increase in advertising and marketing expenses coupled with higher manufacturing and distribution card packaging costs of $1.4 million and $1.0 million, respectively.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $123.4 million for the nine months ended September 30, 2015, an increase of $34.7 million or 39% from the comparable period in 2014. This increase was due to increases of $27.4 million in employee salaries and related benefits, $4.9 million in stock based compensation and $2.4 million in third party contractor expenses, primarily driven by our acquisitions subsequent to September 2014.
Processing Expenses — Processing expenses totaled $78.2 million for the nine months ended September 30, 2015, an increase of $19.3 million or 33% from the comparable period in 2014. This increase was due to our growth in period-over-period purchase volume of 14%, primarily attributable to our acquisitions subsequent to September 2014, offset by an increase in the volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $101.1 million for the nine months ended September 30, 2015, an increase of $29.5 million or 41%, from the comparable period in 2014. This increase was primarily driven by $16.4 million in amortization of acquired intangibles, $5.7 million in impairment charges associated with certain capitalized internal-use use software, and $4.6 million in depreciation and amortization of property and equipment. Other general and administrative expenses were also impacted by increases in professional service expenses of $2.5 million, our provision for overdrawn accounts of $2.9 million, telecommunication expenses of $2.7 million and other expenses of $6.4 million, consisting primarily of general operating expenses from the normal course of business and expenses incurred due to our acquisitions. These increases were offset by a $7.5 million gain associated with the change in the fair value of contingent consideration and a decrease of $6.9 million in losses from customer disputed transactions.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	2.0
General business credits	(1.3)	(2.3)
Employee stock-based compensation	1.0	0.9
Transaction costs	(1.9)	—
Other	1.2	0.4
Effective tax rate	36.6%	36.0%

Our income tax expense increased by $1.2 million to $25.7 million for the nine months ended September 30, 2015 from the comparable period in 2014 due to an increase in our income before income taxes and an increase in our effective tax rate by 0.6% from 36.0% to 36.6%. The increase in our effective tax rate was primarily due to increased earnings in states that have higher statutory tax rates and decreased state business tax credits.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Total cash provided by (used in)
Operating activities	$113,749	$46,823
Investing activities	(197,815)	(54,649)
Financing activities	(33,417)	217,333
Increase in unrestricted cash and cash equivalents and federal funds sold	$(117,483)	$209,507
For the nine months ended September 30, 2015 and 2014, we financed our operations primarily through our cash flows from operations and certain financing activities. At September 30, 2015, our primary source of liquidity was unrestricted cash and cash equivalents totaling $606.7 million. We also consider our $213.9 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our senior credit facility will be sufficient to meet our working capital, capital expenditure, debt service requirements and remaining purchases under our $150 million stock repurchase program, as discussed below, for at least the next 12 months.
Cash Flows from Operating Activities
Our $113.7 million of net cash provided by operating activities in the nine months ended September 30, 2015 was primarily the result of $44.5 million of net income, adjusted for certain non-cash operating items of $67.0 million, decreases in accounts receivable and deferred expenses of $29.2 million and $11.3 million, respectively, and an increase in our income tax payable of $16.7 million. We used our income tax receivable as of December 31, 2014 to cover a portion of our estimated tax payments for the first quarter of 2015. These were offset by decreases in accounts payable and other accrued liabilities and deferred revenue of $29.0 million and $14.3 million, respectively. Our $46.8 million of net cash provided by operating activities in the nine months ended September 30, 2014 was primarily the result of $43.5 million of net income, adjusted for certain non-cash operating expenses of $45.7 million, decreases in accounts receivable and income tax receivable of $19.8 million and $10.4 million, respectively, partially offset by a $49.1 million payment to GE Capital Retail Bank in connection with our transition of our card issuing program from GE Capital Retail Bank to Green Dot Bank and a decrease in accounts payable and other accrued liabilities of $10.5 million.
Cash Flows from Investing Activities
Our $197.8 million of net cash used in investing activities in the nine months ended September 30, 2015 reflects payments for a business acquisition and the acquisition of property and equipment of $65.2 million and $37.4 million, respectively, as well as purchases of available-for-sale investment securities, net of sales and maturities, of $94.3 million. Our $54.6 million of net cash provided by investing activities in the nine months ended September 30, 2014 reflects payments for acquisition of property and equipment, purchases of available-for-sale investment securities, net of sales and maturities, and a business acquisition of $23.8 million, $15.5 million, and $14.9 million, respectively.
Cash Flows from Financing Activities
Our $33.4 million of net cash used in financing activities during the nine months ended September 30, 2015 was primarily the result of a $65.4 million decrease in customer deposits, $16.9 million in repayments of our note payable and $40.0 million used for our stock repurchase program, offset by a net increase in obligations to customers of $90.8 million. Our $217.3 million of net cash provided by financing activities in the nine months ended September 30, 2014 was primarily the result of a $222.3 million increase in customer deposits, partially offset by a decrease in obligations to customers of $13.7 million. The increase in customer deposits was primarily a result of the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank.

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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (2.94% as of September 30, 2015). The balance outstanding on the Term Facility was $150.0 million at December 31, 2014. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at September 30, 2015. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At September 30, 2015, we were in compliance with all such covenants.
Stock Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program. As of September 30, 2015, our Board of Directors had authorized the repurchase of up to $150 million of common stock under this program. The stock repurchase program will continue until otherwise suspended, terminated or modified at any time for any reason by our Board of Directors.
In September 2015, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock as part of our repurchase program. Under the ASR agreement, in exchange for an up-front payment of $40 million, we received an initial delivery of approximately 1.8 million shares on September 4, 2015 based on the then current market price of our stock. As of September 30, 2015, the remaining authorized amount under the current authorization totaled approximately $110 million, after giving effect to the ASR.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As of and for the nine months ended September 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of September 30, 2015 and December 31, 2014, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2015 which management believes would have changed our category as "well capitalized."
The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2015 and December 31, 2014 were as follows:

	Actual		Regulatory "well capitalized" minimum
	Amount	Ratio	Amount	Ratio
	(In thousands, except ratios)
September 30, 2015
Tier 1 leverage	$343,070	27.0%	$63,608	5.0%
Common equity Tier 1 capital	343,070	71.4	21,611	4.5
Tier 1 capital	343,070	71.4	28,815	6.0
Total risk-based capital	345,079	71.9	48,025	10.0

December 31, 2014
Tier 1 leverage	$200,917	21.3%	$47,113	5.0%
Tier 1 risk-based capital	200,917	45.4	26,561	6.0
Total risk-based capital	201,368	45.5	44,269	10.0

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
As of September 30, 2015, we had $133.1 million term loan outstanding under our $225.0 million credit agreement ("Credit Agreement"). Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our Credit Agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of September 30, 2015, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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

ITEM 4. Controls and Procedures
Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Chief Executive Officer and interim Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls — Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II
ITEM 1. Legal Proceedings
Refer to Note 15 — Commitments and Contingencies to the Consolidated Financial Statements included herein for information regarding our legal proceedings.
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

•	our ability to effectively sell our products through online and direct mail marketing initiatives;

•	our ability to obtain timely regulatory approval for strategic initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;

•	the amount and timing of costs related to the development or acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

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
Historically, most of our operating revenues were derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 50% and 44% for the three and nine months ended September 30, 2015, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future years, particularly in our Account Services segment. Although in 2015, this concentration has declined due to organic growth outside of Walmart and the contribution from several acquisitions completed during the last twelve months, it would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our business, operating results and financial condition would be harmed. Historically, substantially all of TPG’s revenues have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from any of our current tax preparation partners and our tax preparation partners may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be assured that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
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
Our operating revenues for a particular period are difficult to predict. Our total operating revenues may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as the failure of our supply chain management efforts to increase revenues, delays in implementing revenue growth activities or the failure of these activities to generate expected revenues, and increased competition within the store locations of many of our largest retail distributors. We also expect seasonal or other influences to cause sequential quarterly fluctuations and periodic declines in our operating revenues, operating income and net income. For example, in recent years, our results from the provision of prepaid financial services for each of the first two quarters have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. These seasonal trends were amplified in 2015, which is the first year we provided tax refund processing services. Our tax refund processing services business is highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. Accordingly, we expect to continue to experience seasonal trends in future years similar to those we experienced in 2015, taking into account our expected results of operations for the last quarter of 2015.
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
The prepaid financial services and tax refund services industries are highly competitive and include a variety of financial and non-financial services vendors. We expect conditions in the markets in which we compete will remain highly competitive. For example, Walmart, Walgreens, CVS and others have been selling competitive products at their store locations for the past several years. Competition is expected to negatively impact our operating revenues, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

•	prepaid card program managers, such as American Express, First Data, Total Systems Services, and traditional banks, such as J.P. Morgan Chase, that have entered the prepaid card market;

•	reload network providers, such as Visa, Western Union and MoneyGram;

•	prepaid card distributors, such as InComm and Blackhawk Network; and

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
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or customer information. In addition, to the extent our checking account products become widely adopted by consumers, we expect that criminals will target our checking account products as well. Illegal activities involving our products and services often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, could result in reputational damage to us, which could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, operating results and financial condition. Furthermore, to address the challenges we face with respect to fraudulent activity, we've implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues will be negatively impacted as a result.
As a bank holding company, we are subject to extensive and potentially changing regulation and may be required to serve as a source of strength for Green Dot Bank, which may adversely affect our business, financial position and results of operations.
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and must comply with applicable regulations and other commitments we have agreed to, including financial commitments in respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank fails to comply with its applicable capital and leverage commitments, the Federal Reserve Board may limit our ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, as a bank holding company and a financial holding company, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and financial holding companies. This restriction might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities.
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
The provision of banking services, prepaid financial services and tax refund processing services is highly regulated and, from time to time, the laws and regulations affecting these industries, and the manner in which they are interpreted, are subject to change and legal action. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable.
If additional regulatory requirements were imposed on the sale of our products and services and our bank, the requirements could lead to a loss of retail distributors or tax preparation partners, which, in turn, could materially and adversely impact our operations. Moreover, if our products are adversely impacted by the interpretation or enforcement of these regulations or we or any of our retail distributors or tax preparation partners were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our products and services through that noncompliant retail distributor or tax preparation partner, which could have a material adverse effect on our business, financial position and results of operations.
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
We have derived a significant portion of our total operating revenues and earnings in 2015 from the tax refund processing and settlement services offered by our wholly-owned subsidiary, TPG, which we acquired in October 2014. The tax preparation industry is regulated under a variety of statutes in addition to those regulations currently applicable to our legacy products and services, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our tax refund processing and related services.  In recent years, state legislators, state attorneys general, and regulators have increased their focus on the tax preparation industry including tax refund processing services and the use thereof by tax preparation firms.  Laws making such services less profitable, or even unprofitable, could be passed in any state at any time or existing laws could expire or be amended, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.  State regulators have broad discretionary power and may impose new requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, and state attorneys general could take actions, that affect the way we offer our tax refund-related services and may force us to terminate, modify, or cease our operations in particular states. State or Federal regulators could also impose rules that are generally adverse to our tax refund-related services. Any new requirements or rules, or new interpretations of existing requirements or rules, or failure to follow requirements or rules, or future lawsuits or rulings, could have a material adverse effect on our business, prospects, results of operations, and financial condition.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2015, interchange revenues represented 31.5% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change.While we have stated and we intend to continue to state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables are changed, we can provide no assurances that actual results will not fall outside of the suggested ranges.
The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any of these persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions in 2014 and during the first three quarters of 2015 we adjusted our revenue guidance when actual results varied from our assumptions. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision with respect to our Class A common stock.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have eight patents outstanding and nine patents pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.

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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $478.6 million as of September 30, 2015. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The vast majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2015, we had assets subject to settlement risk of $45.8 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic downturns could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. If conditions in the United States become uncertain or deteriorate, we may experience a reduction in the number of our cards that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	—	—	—	$150
August 1, 2015 to August 31, 2015	—	—	—	$150
September 1, 2015 to September 30, 2015	1.8	$17.24	1.8	$110	(2)
Total	1.8	$17.24	$1.8

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
(2)
The approximate dollar value of shares that may yet be purchased under the plans or programs is reduced by the $40 million that reflects the aggregate value of the stock held back by Bank of America Merrill Lynch pending final settlement of our accelerated share repurchase agreements with this firm. See Note 11 - Stockholders’ Equity to the Consolidated Financial Statements included herein.

On June 22, 2015, we announced that our Board of Directors had authorized a stock repurchase program. As of September 30, 2015, our Board of Directors had authorized the repurchase of up to $150 million of common stock under this program. As of September 30, 2015, we had repurchased 1.8 million shares of our common stock in the aggregate at an average price of $17.24 per share for an aggregate purchase price of $40 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $110 million with no termination date.

ITEM 5. Other Information
On November 9, 2015, Green Dot Corporation (the “Company”) entered into a letter agreement (the “Agreement”) with Grace T. Wang, the Company’s Senior Vice President, Corporate Finance and Business Intelligence. The Agreement establishes the terms of Ms. Wang’s transition from her former position of Chief Financial Officer to her current position, which occurred in May 2015.  The Agreement also provides that she will continue to serve in her current position, with no change in her base salary, through January 1, 2016, on which date she has the option to be engaged as a consultant by the Company for the next seven months and receive monthly consulting fees of $33,333.33 during the period of her consultancy. In addition, Ms. Wang will be eligible for a 2015 executive bonus pursuant to the same terms and criteria that would have applied had she remained the Company’s Chief Financial Officer for the entire year and the Company has agreed to accelerate the vesting of unvested restricted stock units held by Ms. Wang as of January 1, 2016 and to reimburse the cost of COBRA premiums for up to seventeen months after January 1, 2016. Pursuant to the Agreement, each party agreed to a general release and waiver of claims against the other party. Her engagement as a consultant and entitlement to vesting acceleration and reimbursement for COBRA premiums is conditioned on the execution of an additional release and satisfaction of the terms of the Agreement.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

31.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

Green Dot Corporation

Date:	November 9, 2015	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Interim Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

31.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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