Form 10-K
period 2015-12-31
GREEN DOT CORP
filed 2016-02-29
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $895.6 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 50,113,873 shares of Class A common stock, par value $0.001 per share (which number does not include 1,518,512 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of January 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be held on or about May 23, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot Corporation, along with its wholly-owned subsidiaries, is a pro-consumer financial technology innovator with a mission to provide a full range of affordable and accessible financial services to the masses. We are the largest provider of reloadable prepaid debit cards and cash reload processing services in the United States. We are also a leader in mobile technology and mobile banking with our award-winning GoBank mobile checking account and a top 20 debit card issuer among all banks and credit unions in the country. Through our wholly-owned subsidiary, SBBT Holdings, LLC (“TPG”), we are also the largest processor of tax refund disbursements in the U.S. Our products and services are available to consumers through a large-scale "branchless bank" distribution network of more than 100,000 U.S. retail locations, thousands of neighborhood financial service center locations, online, in the leading app stores, and through approximately 25,000 tax preparation offices and leading online tax preparation providers.
The combination of our innovative products and services, broad retail distribution and proprietary technology creates powerful network effects, which we believe enhance the value we deliver to our customers, our retail distributors and other participants in our network.
We were incorporated in Delaware in October 1999 as Next Estate Communications, Inc. and changed our name to Green Dot Corporation in October 2005. We completed our initial public offering of Class A common stock in July 2010. In December 2011, we became a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), as a result of our acquisition of Bonneville Bancorp, the holding company of Bonneville Bank, a state-chartered Utah bank. The bank was subsequently renamed Green Dot Bank and we became a member bank of the Federal Reserve System. In 2014 and 2015, we made four acquisitions, including TPG, adding tax refund processing services to the range of products and services we provide.
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
Segments
As of December 31, 2014 and prior, our operations were organized within one reportable segment. As a result of acquisitions occurring in late 2014 and early 2015, we have realigned our operations into two reportable segments: 1) Account Services and 2) Processing and Settlement Services. We identify our reportable segments based on factors such as how we manage our operations and how our chief operating decision maker allocates resources amongst the business. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings and uses operating income to assess profitability. Financial information regarding our segments and the products and services they provide are included in the information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23—Segment Information of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Our Business Model
Our business model focuses on three major elements: our consumers; our products and services; and our distribution channels.
Our Consumers
We have designed our products and services to appeal primarily to consumers living in U.S. households that earn less than $75,000 annually across the following five consumer segments:

•	Unbanked — individuals who do not have a bank account;

•
Underbanked — individuals who may hold a bank account of one type or another, but do not maintain sufficient balances or hold a sufficient enough credit standing to allow that individual to engage fully in the bank's offerings;

•	Unhappily banked — individuals who hold a bank account, but are seeking alternative solutions to that account;

•	New to banking — individuals who are coming of age or otherwise want or need a bank account, but have not acquired one;

•
Millennials — characterized as younger Americans who have grown up in a mobile-based, technology-driven world and who have distinct expectations and attitudes related to how they choose and consume various products and services, including financial services.

Based on data from the Federal Deposit Insurance Corporation, or FDIC, the Federal Reserve Bank, the U.S. Census, the Center for Financial Services Innovation and our proprietary data, we believe the addressable portions of these five consumer segments collectively represent a market opportunity of approximately 160 million people in the United States for our products and services.
Our Products and Services
Our principal products and services consist of branded and private label deposit account programs (collectively "Account Services"), and processing and settlement services.
Account Services
Our branded deposit account programs include Green Dot-branded and affinity-branded general purpose reloadable ("GPR") card accounts, checking accounts and open-loop gift cards. We also have the ability to provide private label GPR card accounts on behalf of a retailer or other third party entity. Private label cards generally bear the trademarks or logos of the retail distributor or business entity, and our trademark on the packaging and back of the card. These cards have the same features and characteristics as our Green Dot-branded GPR cards, and are accepted at the same locations. We typically are responsible for managing all aspects of these programs, including strategy, product design, marketing, customer service, operations and compliance with our subsidiary bank serving as the card's issuer. Currently, our only private label program is the Walmart MoneyCard.
Our GPR card accounts are prepaid debit accounts issued by Green Dot Bank (or other partner banks) with deposits on those cards insured by the FDIC. GPR cards are designed for general spending purposes and are reloadable for ongoing long-term use.
To purchase a GPR card in a retail store location, consumers typically select the temporary GPR card from an in-store display and pay the cashier a one-time purchase fee plus the initial amount they would like to load onto their card. Our GPR cards can also be obtained online and in the mail through our direct marketing efforts. Consumers then go online, use a mobile device, or call a toll-free number to register their personal information with us so that we can activate their card. As explained below, consumers can then reload their GPR cards using our processing and settlement services. Funds can also be loaded on the card via direct deposit of various disbursements, such as a customer’s payroll check.
Our GPR cards are issued as Visa- or MasterCard-branded cards and can be used by consumers at merchants that accept these brands. Our cardholders can also conduct cash withdrawal transactions at ATMs that accept our cards, which includes the substantial majority of ATMs located in the United States.
For regulatory compliance, risk management, operational and other reasons, our GPR cards are not anonymous and require the customer to provide us with their personal information necessary to ensure to the satisfaction of Green Dot Bank that it has a reasonable belief that it knows the true identity of its customers.
Checking Accounts. We offer innovative checking account products, such as GoBank, that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices. Our GoBank product is available nationwide via GoBank.com and through a downloadable app on leading app stores, as well as off the rack at Walmart stores nationwide.
Open Loop Gift Cards. We offer general purpose, non-reloadable gift cards. These Visa- or MasterCard-branded gift cards can be used by consumers to make purchases wherever Visa or MasterCard is accepted. Funds loaded onto gift cards are not insured by the FDIC, nor is it required that the customer provide personal identifiable information in order to use the product.
Processing and Settlement Services
Our processing and settlement services include both our reload services and tax refund processing services.
Reload Services. We generate cash transfer revenues when consumers use our reload services through the Green Dot Network. We offer consumers affordable and convenient ways to reload any of our GPR cards and cards from more than 120 third-party prepaid card programs (our network acceptance members), and conduct other cash loading transactions through the Green Dot Network using retailers’ specially-enabled point of sale ("POS") devices. Consumers can add funds directly to accounts we issue and accounts issued by our network acceptance members, to the extent those accounts are eligible to receive recurring deposits, through an automated POS swipe reload transaction. To complete transactions, consumers pay the cashier the desired amount to be reloaded, plus a service fee, and funds are reloaded onto the GPR card at the point of sale without further action required on the part of the consumer. Historically, consumers were also able to conduct cash loading transactions using our MoneyPak PIN product, which prior to 2014 was offered in all of the retail locations where our GPR cards were sold. We began phasing out the MoneyPak PIN product in 2014 and discontinued offering that product by the end of the first quarter of 2015. We plan to introduce a next-generation MoneyPak product in the first half of 2016 across the store locations of our retail distributors.
Tax Refund Processing Services. We provide the processing technology that facilitates the receipt of a taxpayer's refund proceeds. We generate tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee using our tax refund processing services, whereby we deduct the costs of the tax preparation service and our processing service from the taxpayer's refund, and remit the remaining net balance to the taxpayer per their instructions.
Our Distribution Channels
We achieve broad distribution of our products and services through distribution arrangements with more than 100,000 "brick and mortar" retail locations, digital and direct mail customer acquisition sources, and the leading app stores. Accounts issued by us or our network acceptance members can be reloaded at these brick and mortar retail locations.
Most of our arrangements for brick and mortar retail locations have been in effect with our distributors for several years. These retail distributors have contracts with us, subject to termination rights, which expire at various dates through 2020. In general, our agreements with our retail distributors give us the right to offer GPR deposit account programs and reload services in their retail locations and require us to share with them by way of commissions the revenues generated through sales of these cards and reload services. We and the retail distributors generally also agree to certain marketing arrangements, such as promotions and advertising.
Our Relationship with Walmart. Walmart is our largest retail distributor. Green Dot Corporation has been the provider of Walmart-branded GPR cards sold at Walmart since the initiation of the Walmart MoneyCard program in 2007, and Green Dot Bank has been the issuer of those cards since early 2014. Pursuant to our agreement with Walmart, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart displays and sells the cards and Green Dot Bank serves as the issuer of the cards and holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. In 2013, we began offering our Green Dot-branded cards at Walmart, providing consumers the choice to purchase either Green Dot-branded cards or any of the Walmart MoneyCard products, and during the fourth quarter of 2014, our GoBank checking account product was launched and made available in a retail setting at Walmart. Our operating revenues derived from products and services sold at the store locations of Walmart represented approximately 46%, 54%, and 64% of our total operating revenues for the years ended December 31, 2015, 2014, and 2013, respectively.
The term of our Walmart MoneyCard agreement expires on May 1, 2020, with an automatic renewal clause for an additional period of two years, subject to certain terms as discussed in the agreement. This agreement can in limited circumstances, such as our failure to meet agreed-upon service levels and certain changes in control, be terminated by Walmart on relatively short notice.
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
Tax Preparation Businesses. Our tax refund processing services are available to consumers through tax preparers in three core distribution channels: franchise tax preparers, independent tax preparers utilizing professional tax software, and taxpayers utilizing online tax preparation services. In general, our distribution agreements consist of revenue-sharing arrangements under which we allow our channel partners to access and utilize our processing and settlement technology as part of the tax preparation process. When our processing technology is utilized, a fee is paid by the consumer that is shared, subject to various terms of each particular distribution agreement, between the distribution partners and us.
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
Marketing to Consumers
We market our products to a broad group of consumers, ranging from never-banked to fully-banked consumers. We are focusing our current sales and marketing efforts on acquisition of long-term users of our products, enhancing our brands and image, building market adoption and awareness of our products, improving customer retention, and increasing card usage. To achieve these objectives, we highlight to consumers the core benefits of our products and services and how the use of our products can solve their fundamental money management needs.
Marketing to Business Partners
We use a variety of marketing strategies to engage with our business partners, including retail distributors, tax preparation partners, and network acceptance members.
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
Customer Service
We provide customer service through numerous technologies and channels for all of the products provided by our company to consumers. We utilize both in-house and third-party call centers, as well as Interactive Voice Response systems, web-based support and email support in our customer service efforts.
Seasonality
In the industries for prepaid financial services and tax refund processing, companies commonly experience seasonal fluctuations in revenue. For example, in recent years, our results of operations for the first half of each year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. Additionally, our tax refund processing services business is highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. We expect our revenue to continue to fluctuate based on seasonal factors that affect the prepaid financial services and tax refund processing industries as a whole.
Competition
Our core businesses include the offering of prepaid cards, checking accounts and financial transaction processing services to a wide range of consumers through broad, national distribution channels. Consequently, we compete against companies across the retail banking, financial services, and transaction processing services industries. In addition to the direct competitors described below, we compete for access to retail distribution channels, allocation of shelf space within those retail distributors, and for the attention of consumers at the retail level and online. Furthermore, many of our competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established in age with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, financial wherewithal, brand awareness, pricing power and technological assets to compete with us.
Prepaid Card Issuance and Program Management
We offer branded and private label deposit account card programs that directly compete with other banks that issue prepaid cards and other program managers that provide turn-key services for prepaid card programs. Primary competitors in this business include traditional credit, debit and prepaid card account issuers and prepaid card program managers like Chase, USBank, American Express, First Data, NetSpend/TSYS, UniRush, InComm, Western Union, MoneyGram, and Blackhawk Network Inc. In addition, from time to time, new entrants introduce prepaid card products or other products that seek to target that similar customer that could increase competition in this market.
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
Consumer Banking Services
With our GoBank product, we have expanded into the market for consumer checking accounts. In this market we compete against a wide range of both traditional and non-traditional banks, including the largest banks. Many of these banks have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these banks also have other assets that could give them an advantage, including broader ranges of product offerings and/or retail branch networks. We believe that our consumer checking account products are differentiated by their innovative technological features, innovative distribution model, consumer-friendly pricing, and branding.
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
Our patent portfolio currently consists of eight patents and ten patent applications. The term of the patents we hold is, on average, twenty years. We feel our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
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
Money Transmitter Licensing Regulations
We are subject to money transmitter licensing regulations. We have obtained licenses to operate as a money transmitter in 40 states, Puerto Rico and Washington, D.C. and have applied for licensure in one additional state after a change in their statute. The remaining U.S. jurisdictions either do not currently regulate money transmitters or have rendered a regulatory determination or a legal interpretation that the money services laws of that jurisdiction do not require us to obtain a license in connection with the conduct of our business. As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. Many states require that we must at all times maintain cash and highly rated investment securities in an amount equivalent to all outstanding settlement obligations. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.
Escheatment Laws
Unclaimed property laws of every U.S. jurisdiction require that we track certain information on our card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. We manage escheatment law compliance with respect to our card products and services and have an ongoing program to comply with those laws. Statutory abandonment periods applicable to our card products and services typically range from three to seven years.
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
Banking Regulations
We became a bank holding company in December 2011, as a result of our acquisition of Bonneville Bancorp, the holding company of Bonneville Bank, a state-chartered Utah bank, which was renamed Green Dot Bank after the acquisition. We and our subsidiary bank are extensively regulated under federal and state laws, which, in general, results in increased compliance costs and other expenses, as we and our subsidiary bank are required to undergo regular on-site examinations and to comply with additional reporting requirements. As a bank holding company, we are subject to the supervision of, and inspection by, the Federal Reserve Board and the State of Utah Department of Financial Institutions and are subject to certain regulations which, among other things, restrict our business and the activities in which we may engage. Our existing business activities and currently proposed business activities are not materially restricted by these regulations.
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
Capital Adequacy. Bank holding companies and banks are subject to various requirements relating to capital adequacy, including limitations on leverage. As a bank holding company that is a financial holding company, we are required to be “well-capitalized,” meaning we must maintain certain capital and leverage requirements. Our subsidiary bank is also subject to separate capital and leverage requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions. As of December 31, 2015, we and our subsidiary bank are each “well-capitalized” under the above standards and presently exceed our respective capital and leverage commitments.
Under the regulatory framework that Congress has established and bank regulators have implemented, banks are either “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Banks are generally subject to greater restrictions and supervision than bank holding companies, and these restrictions increase as the financial condition of the bank worsens. For instance, a bank that is not well-capitalized may not accept, renew or roll over brokered deposits without the consent of the FDIC. If our subsidiary bank were to become less than adequately capitalized, the bank would need to submit to bank regulators a capital restoration plan that was guaranteed by us, as its bank holding company. The bank would also likely become subject to further restrictions on activities, such as entering into new lines of business, or would be required to conduct activities that have the effect of limiting asset growth or preventing acquisitions. A bank that is undercapitalized would also be prohibited from making capital distributions, including dividends, and from paying management fees to its bank holding company if the institution would be undercapitalized after any such distribution or payment. A significantly undercapitalized institution would be subject to mandatory capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator. As of December 31, 2015, Green Dot Bank remained well-capitalized.  The Bank also met the definition of well-capitalized at its most recent examination date.
For more information on regulatory capital rules, capital composition and pending or proposed regulatory capital changes, see “Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Management" below and Note 21 – Regulatory Requirements to the Consolidated Financial Statements included herein, which are incorporated by reference in this Item 1.
Source of Strength. Under Federal Reserve Board policy, bank holding companies are expected to act as a source of strength to their bank subsidiaries and to commit resources to support each such subsidiary. This support may theoretically be required by the Federal Reserve Board at times when the bank holding company might otherwise determine not to provide it. As noted above, if a bank becomes less than adequately capitalized, it would need to submit an acceptable capital restoration plan that, in order to be acceptable, would need to be guaranteed by the parent holding company. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Federal Reserve Board is required to adopt new regulations formally requiring bank holding companies to serve as a source of strength to their subsidiary depository institutions. The Federal Reserve Board has not yet proposed rules to implement this requirement.
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
Restrictions on Transactions with Affiliates and Insiders. Transactions between a bank and its nonbanking affiliates are regulated by the Federal Reserve Board. These regulations limit the types and amount of these transactions, require certain levels of collateral for loans to affiliated parties and generally require those transactions to be on an arm’s-length basis. As a bank holding company, transactions between Green Dot Bank and us, including our nonbanking subsidiaries, are limited by these regulations, although we do not anticipate that these restrictions will adversely affect our ability to conduct our current operations or materially prohibit us from engaging in activities that are currently contemplated by our business strategies.
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
Other. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Moreover, additional changes to banking laws and regulations are possible in the near future. The Dodd-Frank Act made numerous changes to the regulatory framework governing banking organizations. Our costs and revenues could be negatively impacted as additional final rules of the Dodd-Frank Act are adopted.
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
Employees
As of December 31, 2015, we had 1,012 employees, including 703 in general and administrative, 51 in sales and marketing, and 258 in research and product development. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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

The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
Historically, most of our operating revenues were derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 46% for the year ended December 31, 2015. We expect that Walmart will continue to have a significant impact on our operating revenues in future years, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with our retail distributors have terms that expire at various dates through 2020, and they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our base of tax preparation partners is concentrated and our success depends in part on our ability to retain existing partners.
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our business, operating results and financial condition would be harmed. Substantially all the revenues we generate from our tax refund processing services have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from any of our current tax preparation partners and our tax preparation partners may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be assured that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
Our future success depends upon the active and effective promotion of our products and services by retail distributors and tax preparation partners, but their interests and operational decisions might not always align with our interests.
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. In addition, a large portion of our Processing and Settlement Services revenues are dependent on tax preparation partners as the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products, including competing prepaid cards and tax refund processing services, for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on our retail distributors and tax preparation partners and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services; they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by operational decisions by our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several types for tax refund processing services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.

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
Either of the above factors could have a material adverse impact on our business, operating results and financial condition.
Seasonal fluctuations in the use of our products and services impact our results of operations and cash flows.
Our results of operations and cash flows vary from quarter to quarter, and periodically decline, due to the seasonal nature of the use of our products and services. For example, in recent years, our results of operations for the first half of each year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. Additionally, our tax refund processing services business is highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. To the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our results of operations and operating cash flows could fluctuate materially from period to period.
The industries in which we compete are highly competitive, which could adversely affect our operating results.
The prepaid financial services and tax refund services industries are highly competitive and include a variety of financial and non-financial services vendors. We expect conditions in the markets in which we compete will remain highly competitive. For example, Walmart, CVS and others have been selling competitive products at their store locations for the past several years. Competition is expected to negatively impact our operating revenues, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, operating results and financial condition. Our current and potential competitors include:

•	prepaid card program managers, such as American Express, First Data, Total Systems Services, and traditional banks, such as J.P. Morgan Chase;

•	reload network providers, such as Visa, Western Union and MoneyGram;

•	prepaid card distributors, such as InComm and Blackhawk Network; and

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
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We could also experience increased price competition. If this happens, we expect that the purchase and use of our products and services would decline. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners and decrease the prices of our products and services, any of which would likely adversely affect our operating results.
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
Our prospects for growth depend on our ability to innovate by offering new, and adding value to our existing, product and service offerings and on our ability to effectively commercialize such innovations. We will continue to make investments in research, development, and marketing for new products and services, including our secured credit card product, the Green Dot Money marketplace and our on-demand workforce solutions. Investments in new products and services are speculative. Commercial success depends on many factors, including innovativeness, price, the competitive environment and effective distribution and marketing. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.
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
If we are unable to successfully integrate an acquired business or technology or otherwise address these difficulties and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally. Unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company may result in the diversion of our management's attention from other business issues and opportunities. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Failures or difficulties in integrating the operations of the businesses that we acquire, including their personnel, technology, compliance programs, risk management systems, financial systems, distribution and general business operations and procedures, marketing, promotion and other relationships, may affect our ability to grow and may result in us incurring asset impairment or restructuring charges. Furthermore, acquisitions and investments are often speculative in nature and the actual benefits we derive from them could be lower or take longer to materialize than we expect.
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
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to, including financial commitments in respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank fails to comply with its applicable capital and leverage commitments, the Federal Reserve

Board may limit our ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, as a bank holding company and a financial holding company, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and financial holding companies. This restriction might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities.
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
State and federal legislators and regulatory authorities are increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. In December 2014, the Consumer Financial Protection Bureau, or CFPB, issued a notice of proposed rulemaking requesting comment on proposed amendments to Regulation E, which implements the Electronic Fund Transfer Act and Regulation Z, which implements the Truth in Lending Act. The proposed rules seek to, among other things, create comprehensive consumer protections for prepaid financial products, create a new disclosure regime regarding fees charged for acquiring and using prepaid cards, and impose new requirements on any credit features associated with prepaid accounts. In November 2015, the CFPB updated their regulatory rulemaking agenda and anticipates a final rule in spring 2016.
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
We derive a significant portion of our total operating revenues and earnings from tax refund processing and settlement services. The tax preparation industry is regulated under a variety of statutes in addition to those regulations currently applicable to our legacy products and services, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our tax refund processing and related services.  In recent years, state legislators, state attorneys general, and regulators have increased their focus on the tax preparation industry including tax refund processing services and the use thereof by tax preparation firms.  Laws making such services less profitable, or even unprofitable, could be passed in any state at any time or existing laws could expire or be amended, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition.  State regulators have broad discretionary power and may impose new requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, and state attorneys general could take actions, that affect the way we offer our tax refund-related services and may force us to terminate, modify, or cease our operations in particular states. State or Federal regulators could also impose rules that are generally adverse to our tax refund-related services. Any new requirements or rules, or new interpretations of existing requirements or rules, or failure to follow requirements or rules, or future lawsuits or rulings, could have a material adverse effect on our business, prospects, results of operations, and financial condition.
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
We are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Total System Services, Inc and MasterCard PTS. The termination of the card association registrations held by us or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations increase the organization and/or processing fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, operating results and financial condition.
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2015, interchange revenues represented 28.3% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions in 2014 and 2015 we adjusted our revenue guidance when actual results varied from our assumptions. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision with respect to our Class A common stock.
Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth in this Item 1A could result in our actual operating results being different from our guidance, and such differences may be adverse and material.
We receive important services from third-party vendors. Replacing them would be difficult and disruptive to our business.
Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, card production, and customer service, are outsourced to third-party vendors. We also depend on third-party banks to assist with our tax refund processing services. It would be difficult to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us and our business and operations could be adversely affected. In particular, due to the seasonality in our business, any material service interruptions or service delays with key vendors during the tax season could result in losses that have an even greater adverse effect on that business than would be the case with our overall business.
Our business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or there are adverse developments with respect to the prepaid financial services industry in general.
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry. For example, negative publicity surrounding other prepaid financial service providers could impact our business and prospects for growth to the extent it adversely impacts the perception of prepaid financial services among consumers. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, our operating revenues may remain at current levels or decline. Predictions by industry analysts and others concerning the growth of prepaid financial services as an electronic payment mechanism may overstate the growth of an industry, segment or category, and you should not rely upon them. The projected growth may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

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
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices or pricing structure, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the third-party banks that issue our cards or at our retail distributors, tax preparation partners, network acceptance members, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring and other added security measures, amongst others, which could have a significant adverse impact on our operating results.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have eight patents outstanding and ten patents pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $473.8 million as of December 31, 2015. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.

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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2015, we had assets subject to settlement risk of $69.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Additionally, continued activist shareholder activities involving our company could make it more difficult to attract and retain qualified personnel. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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
We and some of the third-party service providers on which we depend for various support functions, such as customer service and card processing, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our principal offices, for example, are situated in southern California near known earthquake fault zones. If any catastrophic event were to occur, our ability to operate our business could be seriously impaired. In addition, we might not have adequate insurance to cover our losses resulting from catastrophic events or other significant business interruptions. Any significant losses that are not recoverable under our insurance policies, as well as the damage to, or interruption of, our infrastructure and processes, could seriously impair our business and financial condition.
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
In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Class A common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market prices and trading volumes of financial services company stocks;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our Class A common stock;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	business disruptions and costs related to shareholder activism;

•	litigation and investigations or proceedings involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	general economic conditions;

•	changes to the indices in which our Class A common stock is included; and

•	sales of shares of our Class A common stock by us or our stockholders.
In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Our business could be negatively affected by activist shareholder activities, including a proxy contest for the election of directors at our annual meeting, if any.
On January 25, 2016, Harvest Capital Strategies ("Harvest") delivered a letter to our Board of Directors that, among other things, called for the resignation or replacement of two of our Class III directors, the class whose term expires at our 2016 annual meeting of stockholders.  Should Harvest or another stockholder launch a proxy contest for the election of directors at our annual meeting, our business could be adversely affected by the proxy contest because it:

•	may require us to incur significant legal fees and proxy solicitation expenses;

•	may require significant time and attention from management and the board of directors and direct their attention away from our operations;

•	could interfere with our ability to identify or pursue strategic alternatives;

•	could give rise to perceived uncertainties as to our future direction;

•	could adversely affect our relationships with key business partners and regulators;

•	could result in loss of current or potential business opportunities;

•	could make it more difficult to attract and retain qualified personnel; and

•
could result in individuals being elected to our board of directors to pursue a particular agenda, which may adversely affect our ability to implement our business strategy and create stockholder value.

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
None
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
Our Class A common stock is listed on the NYSE under the symbol “GDOT.” The following table sets forth for the periods indicated the high and low sales prices per share of our Class A common stock as reported on the NYSE.

	Low	High
Year ended December 31, 2015
Fourth Quarter	$15.83	$19.27
Third Quarter	15.91	20.94
Second Quarter	14.59	21.62
First Quarter	13.87	20.79

Year ended December 31, 2014
Fourth Quarter	$19.76	$24.47
Third Quarter	16.57	23.52
Second Quarter	16.53	20.32
First Quarter	19.22	26.87
Holders of Record
As of January 31, 2016, we had 140 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2015 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2015 to October 31, 2015	—	—	—	$110
November 1, 2015 to November 30, 2015	—	—	—	110
December 1, 2015 to December 31, 2015 (2)	0.1	$16.49	0.1	108.3
Total	0.1		0.1	$108.3

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
(2)
In December 2015, we entered into a $10 million agreement to repurchase shares under Rule 10b5-1 of the Exchange Act. Of this amount, we repurchased approximately $1.7 million, or 0.1 million shares, in December 2015, and the remainder was completed in January 2016. Under this agreement, we repurchased a total of approximately 0.6 million shares at an average price of $16.15.

(3)
The approximate dollar value of shares that may yet be purchased under the plans or programs is reduced by the $40 million that reflects the aggregate value of the stock held back by Bank of America Merrill Lynch pending final settlement of our accelerated share repurchase agreements with this firm. See Note 11 - Stockholders’ Equity to the Consolidated Financial Statements included herein.

Through December 31, 2015, our Board of Directors had authorized the repurchase of up to $150 million of common stock. As of December 31, 2015, we had repurchased 1.9 million shares of our common stock in the aggregate at an average price of $17.20 per share for an aggregate purchase price of $41.7 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $108.3 million with no termination date.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Green Dot Corporation under the Securities Act or the Exchange Act.
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2010 and ending on the close of trading on the NYSE on December 31, 2015. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.

The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

Total Return to Shareholders
(Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/10	2011	2012	2013	2014	2015
Green Dot Corporation	$100	$55	$22	$44	$36	$29
Russell 2000	$100	$96	$111	$155	$162	$155
S&P Smallcap 600	$100	$101	$118	$166	$176	$172
S&P Financials	$100	$83	$107	$145	$167	$164

ITEM 6. Selected Financial Data
The following tables present selected historical financial data for our business. This information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this report. The selected consolidated financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the consolidated financial statements and related notes.
We derived the statements of operations data for the years ended December 31, 2015, 2014, and 2013, respectively, and the balance sheet data as of December 31, 2015, and 2014 from our audited consolidated financial statements included in Item 8 of this report. We derived the statements of operations data for the years ended December 31, 2012 and 2011, and balance sheet data as of December 31, 2013, 2012 and 2011, from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Operating revenues:
Card revenues and other fees	$318,083	$253,155	$227,227	$224,745	$209,489
Processing and settlement service revenues	182,614	179,289	183,359	165,232	134,143
Interchange revenues	196,523	178,040	171,757	164,559	141,103
Stock-based retailer incentive compensation(1)	(2,520)	(8,932)	(8,722)	(8,251)	(17,337)
Total operating revenues	694,700	601,552	573,621	546,285	467,398
Operating expenses:
Sales and marketing expenses	230,441	235,227	218,370	209,870	168,747
Compensation and benefits expenses(2)	168,226	123,083	127,287	114,930	87,671
Processing expenses	102,144	79,053	89,856	77,445	70,953
Other general and administrative expenses	134,560	105,200	88,976	71,900	56,578
Total operating expenses	635,371	542,563	524,489	474,145	383,949
Operating income	59,329	58,989	49,132	72,140	83,449
Interest income	4,737	4,064	3,440	4,074	910
Interest expense	(5,944)	(1,276)	(72)	(76)	(346)
Other income	—	7,129	—	—	—
Income before income taxes	58,122	68,906	52,500	76,138	84,013
Income tax expense	19,707	26,213	18,460	28,919	31,930
Net income	38,415	42,693	34,040	47,219	52,083
Income attributable to preferred stock	(1,102)	(4,842)	(5,360)	(7,599)	(554)
Net income allocated to common stockholders	$37,313	$37,851	$28,680	$39,620	$51,529
Basic earnings per common share:
Class A common stock	$0.73	$0.92	$0.78	$1.11	$1.24
Basic weighted-average common shares issued and outstanding:
Class A common stock	51,332	40,907	35,875	34,499	39,956
Diluted earnings per common share:
Class A common stock	$0.72	$0.90	$0.76	$1.07	$1.19
Diluted weighted-average common shares issued and outstanding:
Class A common stock	51,875	41,770	37,156	35,933	42,065
For the periods presented above, as applicable, we grouped the components of Class B common stock basic earnings per common share, or EPS, and diluted EPS with Class A common stock, as if they were one class, to conform to the current period presentation.

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(3)	$777,922	$728,805	$426,591	$297,225	$238,359
Investment securities, available-for-sale	181,539	120,431	198,744	183,787	31,210
Settlement assets(4)	69,165	148,694	37,004	36,127	27,355
Loans to bank customers	6,279	6,550	6,902	7,552	10,036
Total assets	1,691,448	1,614,288	875,474	725,728	425,859
Deposits	652,145	565,401	219,580	198,451	38,957
Obligations to customers(4)	61,300	98,052	65,449	46,156	—
Settlement obligations(4)	5,074	4,484	4,839	3,639	27,355
Long-term debt	100,686	121,651	—	—	—
Total liabilities	1,028,126	985,298	473,225	397,964	172,663
Total stockholders' equity	663,322	628,990	402,249	327,764	253,196
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

(2)	Includes stock-based compensation expense of $27.0 million, $20.3 million, $14.7 million, $12.7 million, and $9.5 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

(3)
Includes $5.8 million, $4.2 million, $3.0 million, $0.6 million, and $12.9 million of restricted cash as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Also includes $0.0 million, $0.5 million, $0.1 million, $3.0 million and $2.4 million of federal funds sold as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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
Overview
Green Dot Corporation, along with its wholly owned subsidiaries, is a pro-consumer financial technology innovator with a mission to reinvent personal banking for the masses. We are the largest provider of reloadable prepaid debit cards and cash reload processing services in the United States. We are also a leader in mobile technology and mobile banking with our award-winning GoBank mobile checking account. Additionally, we are the largest processor of tax refund disbursements in the U.S. Our products and services are available to consumers through a large-scale "branchless bank" distribution network of more than 100,000 U.S. locations, including retailers, neighborhood financial service center locations and tax preparation offices, as well as online, in the leading app stores and through leading online tax preparation providers.
Financial Results and Trends
Our results of operations for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014	Change	%
	(In thousands, except percentages)
Total operating revenues	694,700	601,552	93,148	15.5%
Total operating expenses	635,371	542,563	92,808	17.1%
Net income	38,415	42,693	(4,278)	(10.0)%
Total operating revenues
Total operating revenues for the year ended December 31, 2015 increased compared to the year ended December 31, 2014, primarily due to increases in revenues contributed from our acquisitions, offset by decreases in revenues due to the discontinuation of our MoneyPak PIN product in early 2015.  Within our Account Services segment, card revenues and other fees and interchange revenues increased, driven primarily by sales of prepaid cards under programs acquired through our acquisitions of companies focused on online and direct-to-consumer marketing channels. Within our Processing and Settlement Services segment, revenues increased as a result of tax refund processing revenues generated during the first six months of 2015, despite a significant decline in our cash transfer revenues, primarily as a result of the discontinuation of our MoneyPak PIN product.
As a result of the discontinuation of our MoneyPak PIN product during the first quarter of 2015, our cash transfer revenues have declined on a year-over-year basis in absolute dollars and as a percentage of total operating revenues. While it is difficult to precisely quantify the full extent to which our business has been impacted by the discontinuation of our MoneyPak PIN product, we believe the discontinuation has adversely impacted the performance of our key metrics during the year ended December 31, 2015, such as the number of active cards in our portfolio, gross dollar volume and purchase volume.
We experienced a decline in revenue associated with the Walmart MoneyCard program during the years ended December 31, 2015 and 2014 due primarily to lower fee products introduced under the program and a decline in the number of active cards. As a result, our 2015 revenues from this program have declined on a year-over-year basis due primarily to the impact of lower fee cards comprising a larger portion of our overall active card portfolio.
Total operating expenses
Total operating expenses for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 due to increases in compensation and benefits expenses, processing expenses and other general and administrative expenses, which in each case increased as a percentage of total revenues. These increases in operating expenses were offset by reductions in total sales and marketing expenses.
Compensation and benefits expenses increased due to an increase in our employee headcount as a result of our acquisitions made in the fourth quarter of 2014 and first quarter of 2015 and an increase in employee stock based compensation. Our processing expenses increased primarily due to year-over-year growth in purchase volume and the related increase in costs incurred with our payment networks. Other general and administrative expenses increased primarily due to increases in depreciation and amortization of property and equipment, amortization of acquired intangible assets, impairment charges associated with internally developed software, and other general and administrative operating costs associated with our acquisitions made in the fourth quarter of 2014 and first quarter of 2015. These increases were offset primarily by a decrease in losses from customer disputes and changes in the fair value of our contingent consideration. Sales and marketing expenses decreased due to a decrease in variable costs, primarily sales commissions, partially offset by increases in advertising costs. Despite the increase in the commission rate we pay Walmart, as discussed below, the decrease in our variable costs was driven by period-over-period declines in units sales of our products and services.
As previously announced, we renewed our Walmart MoneyCard agreement in June 2015. The term of the agreement is retroactive to May 1, 2015 and expires on May 1, 2020, with an automatic renewal clause for an additional period of two years, subject to certain terms as discussed in the agreement. Revenues generated under the MoneyCard program have represented a substantial portion of our total operating revenues. Under this new agreement, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Consequently, our sales and marketing expenses during the second half of 2015 have been and for the first half of 2016 will be materially impacted by the increased commission rate, despite the fact that our sales and marketing expenses declined in 2015, as compared to 2014.
During the year ended December 31, 2015, we recorded an $8.2 million favorable adjustment for the fair value of contingent consideration related to our acquisitions. We recorded the change in fair value as a component of other general and administrative expenses on our consolidated statements of operations. The impact that this contingent consideration will have on our 2016 financial results will depend upon the financial performance of certain acquired subsidiaries.
Income tax expense for the year ended December 31, 2015 was $19.7 million, compared to $26.2 million for the year ended December 31, 2014. Income tax expense decreased primarily as a result of generating lower income before income taxes and an overall lower effective tax rate.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 38.88 million, 50.13 million, and 49.52 million reload transactions for the years ended December 31, 2015, 2014, and 2013, respectively. We review this metric as a measure of the size and scale of our retail cash reload network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 10.68 million tax refund transactions for the year ended December 31, 2015. We had no tax refund transactions processed for the years ended December 31, 2014 and 2013 since we did not acquire TPG until the fourth quarter of 2014. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.50 million, 4.72 million, and 4.49 million active cards outstanding as of December 31, 2015, 2014, and 2013, respectively. We review this metric as a measure of the overall size and scale of our GPR card portfolio and an indicator of customer engagement and usage of our products and services.

Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed. Our gross dollar volume was $22.0 billion, $19.8 billion, and $18.7 billion for the years ended December 31, 2015, 2014, and 2013, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $16.1 billion, $14.2 billion, and $13.4 billion for the years ended December 31, 2015, 2014, and 2013, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
Stock-based retailer incentive compensation — In May 2010, we issued to Walmart 2,208,552 shares of our Class A common stock, subject to our right to repurchase them at $0.01 per share upon a qualifying termination of our prepaid card program agreement with Walmart. Prior to May 2015, we recognized each month the fair value of the 36,810 shares issued to Walmart as to which our right to repurchase lapsed using the then-current fair market value of our Class A common stock. We recorded the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. Beginning in May 2015, we no longer record stock-based retailer compensation as a result of our repurchase right lapsing completely. There is no additional stock-based retailer compensation under the terms of the renewed Walmart MoneyCard agreement.

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
We defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our service obligation to our customers. We consider the service obligation period to be the average card lifetime. We determine the average card lifetime for each pool of homogeneous products (e.g., products that exhibit the same characteristics such as nature of service and terms and conditions) based on company-specific historical data. Currently, we determine the average card lifetime separately for our GPR cards and gift cards. For our GPR cards, we measure the card lifetime as the period of time, inclusive of reload activity, between sale (or activation) of a card and the date of the last positive balance on that card. We analyze GPR cards activated between six and thirty months prior to each balance sheet date. We use this historical look-back period as a basis for determining our average card lifetime because it provides sufficient time for meaningful behavioral trends to develop. Currently, our GPR cards have an average card lifetime of five months. The usage of gift cards is limited to the initial funds loaded to the card. Therefore, we measure these gift cards’ lifetime as the redemption period over which cardholders perform the substantial majority of their transactions. Currently, gift cards have an average lifetime of five months. We reassess average card lifetime quarterly. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
We also defer and expense commissions paid to retail distributors related to new card sales ratably over the average card lifetime, which is currently five months for our GPR cards and five months for gift cards.
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
Stock-Based Compensation
We record employee stock-based compensation expense based on the grant-date fair value. For stock options and stock purchases under our employee stock purchase plan, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our Class A common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
For performance based awards, we recognize compensation cost for the restricted stock units if and when we conclude it is probable that the performance will be satisfied, over the requisite service period based on the grant-date fair value of the stock. We reassess the probability of vesting at each reporting period and adjust compensation expense based on the probability assessment. For market based restricted stock units, we base compensation expense on the fair value estimated at the date of grant using a Monte Carlo simulation or similar lattice model. We recognize compensation expense over the requisite service period regardless of the market condition being satisfied, provided that the requisite service has been provided, since the estimated grant date fair value already incorporates the probability of outcomes that the market condition will be achieved.
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
We include our provision for uncollectible overdrawn accounts related to maintenance fees and purchase transactions as an offset to card revenues and other fees and in other general and administrative expenses, respectively, in our consolidated statements of operations.
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
Intangible and other long lived-assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. During the three months ended December 31, 2015, we completed our annual goodwill impairment test as of September 30, 2015. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment. No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2015, 2014, and 2013.

Comparison of Consolidated Results for the Years Ended December 31, 2015 and 2014
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Year Ended December 31,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$318,083	45.8%	$253,155	42.1%
Processing and settlement service revenues	182,614	26.3	179,289	29.8
Interchange revenues	196,523	28.3	178,040	29.6
Stock-based retailer incentive compensation	(2,520)	(0.4)	(8,932)	(1.5)
Total operating revenues	$694,700	100.0%	$601,552	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $318.1 million for the year ended December 31, 2015, an increase of $64.9 million, or 26%, from the comparable period in 2014. The increase was primarily the result of a higher volume of monthly maintenance fees, ATM fees and transaction fees of $26.7 million, $16.8 million and $10.4 million, respectively, driven by our recent acquisitions of companies focused on online and direct-to-consumer marketing channels. Card revenues and other fees also increased as a result of period-over-period growth in revenue per active card, driven by favorable customer behavior in all of our prepaid card portfolios.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $182.6 million for the year ended December 31, 2015, an increase of $3.3 million, or 2%, from the comparable period in 2014. We generated $70.0 million in tax refund processing services, for which there were minimal revenues for the comparable period in 2014. The revenues generated from our tax refund processing services were offset by a period-over-period decline of 22% in the number of cash transfers sold or $66.6 million, due to the discontinuation of our MoneyPak PIN product during the first quarter of 2015.
Interchange Revenues — Interchange revenues totaled $196.5 million for the year ended December 31, 2015, an increase of $18.5 million, or 10%, from the comparable period in 2014. The increase was primarily the result of period-over-period growth of 13% in purchase volume, partially offset by a slight decline in the effective interchange rate we earn on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types and can fluctuate period to period.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $2.5 million for the year ended December 31, 2015, a decrease of $6.4 million, or 72%, from the comparable period in 2014. Beginning in May 2015, we no longer recorded stock-based retailer compensation as a result of our repurchase right lapsing completely.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2015		2014
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$230,441	33.2%	$235,227	39.1%
Compensation and benefits expenses	168,226	24.2	123,083	20.5
Processing expenses	102,144	14.7	79,053	13.1
Other general and administrative expenses	134,560	19.4	105,200	17.5
Total operating expenses	$635,371	91.5%	$542,563	90.2%

Sales and Marketing Expenses — Sales and marketing expenses totaled $230.4 million for the year ended December 31, 2015, a decrease of $4.8 million, or 2% from the comparable period in 2014. Despite the increased sales commission rate we pay to Walmart under the new agreement, sales commissions decreased as a result of a period-over-period decline in the number of active cards in our portfolio and a decrease in our cash transfer revenues. This decrease was partially offset by an increase in advertising and marketing expenses of $3.3 million due to our acquired subsidiaries that focus on online and direct-to-consumer marketing channels.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $168.2 million for the year ended December 31, 2015, an increase of $45.1 million or 37%, from the comparable period in 2014. This increase was due to increases of $35.8 million in employee salaries and related benefits, $6.7 million in stock based compensation and $2.7 million in third party contractor expenses, each primarily driven by our acquisitions from the fourth quarter of 2014 and first quarter of 2015.
Processing Expenses — Processing expenses totaled $102.1 million for the year ended December 31, 2015, an increase of $23.0 million, or 29% from the comparable period in 2014. This increase was due to our growth in period-over-period purchase volume of 13%, primarily attributable to our acquisitions from the fourth quarter of 2014 and first quarter of 2015, offset by an increase in volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $134.6 million for the year ended December 31, 2015, an increase of $29.4 million, or 28%, from the comparable period in 2014. This increase was primarily driven by increases of $18.7 million in amortization of acquired intangibles, $6.1 million in depreciation and amortization of property and equipment, and $5.9 million in impairment charges associated with certain capitalized internal-use use software. Other general and administrative expenses were also impacted by increases in general overhead expenses incurred during the normal course of operations and our acquisitions of $5.3 million, our provision for overdrawn accounts of $3.4 million, and telecommunication expenses of $2.9 million. The overall increases in other general and administrative expenses was partially offset by an $8.2 million gain associated with the change in the fair value of contingent consideration, and decreases of $7.7 million in losses from customer disputed transactions and professional services of $1.3 million.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	0.4	1.1
General business credits	(0.9)	(1.3)
Employee stock-based compensation	0.8	0.7
Transaction costs	(2.1)	1.8
Other	0.7	0.7
Effective tax rate	33.9%	38.0%

Our income tax expense decreased by $6.5 million to $19.7 million in the year ended December 31, 2015 from the comparable period in 2014 due to an decrease in income before income taxes and an decrease in our effective tax rate by 4.1 percentage points from 38.0% to 33.9%. The decrease in the effective tax rate for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily attributable to transaction costs.
Results of Operations by Segment
Refer to Note 23—Segment Information to the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data of this report.

Comparison of Consolidated Results for the Years Ended December 31, 2014 and 2013
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Year Ended December 31,
	2014		2013
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$253,155	42.1%	$227,227	39.6%
Processing and settlement service revenues	179,289	29.8	183,359	32.0
Interchange revenues	178,040	29.6	171,757	29.9
Stock-based retailer incentive compensation	(8,932)	(1.5)	(8,722)	(1.5)
Total operating revenues	$601,552	100.0%	$573,621	100.0%
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
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $179.3 million for the year ended December 31, 2014, a decrease of $4.1 million, or 2%, from the comparable period in 2013. Although we had period-over-period growth of 1% in the number of cash transfers sold, we had a greater number of fee-free cash transfers as compared to the same period in 2013. The increase in fee-free cash transfers was driven by customer adoption of one of our products at Walmart.
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
Sales and Marketing Expenses — Sales and marketing expenses totaled $235.2 million for the year ended December 31, 2014, an increase of $16.8 million, or 8% from the comparable period in 2013. This increase was primarily the result of an increase of $18.5 million in sales commissions and $1.9 million of additional costs of manufacturing and distributing card packages, driven by period-over-period growth in new cards activated and a 1% increase in the number of cash transfers sold. The cost of manufacturing and distributing card packages also increased as we rolled out new products, including the GoBank product at Walmart. Sales and marketing expenses were partially offset by a decrease in overall advertising expenses of $3.6 million.
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
Our income tax expense increased by $7.8 million to $26.2 million in the year ended December 31, 2014 from the comparable period in 2013 due to an increase in income before income taxes and an increase in our effective tax rate by 2.9 percentage points from 35.1% to 38.0%. The increase in the effective tax rate for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily attributable to certain non-deductible transaction costs incurred during the year and fewer general business credits. We recognized a discrete benefit in the first quarter of 2013 related to the reinstatement of 2012 general business credits.
Capital Management
As of December 31, 2015 and 2014, we were categorized as "well capitalized" under the regulatory framework. There were no conditions or events since December 31, 2015 which management believes would have changed our category as "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2015
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	347,801	25.9%	4.0%	n/a
Common equity Tier 1 capital	347,801	70.7%	4.5%	n/a
Tier 1 capital	347,801	70.7%	6.0%	6.0%
Total risk-based capital	349,396	71.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	152,737	20.4%	15.0%	15.0%
Common equity Tier 1 capital	152,737	132.2%	4.5%	6.5%
Tier 1 capital	152,737	132.2%	6.0%	8.0%
Total risk-based capital	153,164	132.5%	8.0%	10.0%

	December 31, 2014
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	200,917	21.3%	4.0%	n/a
Tier 1 capital	200,917	45.4%	5.5%	6.0%
Total risk-based capital	201,368	45.5%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	135,786	17.9%	15.0%	15.0%
Tier 1 capital	135,786	70.6%	5.5%	6.0%
Total risk-based capital	136,237	70.8%	8.0%	10.0%

(1)
The tier 1 leverage regulatory minimum and well-capitalized minimum ratios for banks is 4% and 5%, respectively. Our subsidiary bank is subject to separate tier 1 leverage requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Total cash provided by (used in)
Operating activities	$156,720	$69,217	$122,508
Investing activities	(175,718)	(187,346)	(53,396)
Financing activities	66,489	419,146	57,918
Increase in unrestricted cash, cash equivalents and federal funds sold	$47,491	$301,017	$127,030
During the years ended December 31, 2015, 2014 and 2013 we financed our operations primarily through our cash flows from operations. Additionally, during the year ended December 31, 2015 and 2014, we financed certain investing activities through our borrowings under our senior credit facility. At December 31, 2015, our primary source of liquidity was unrestricted cash and cash equivalents totaling $772.1 million. We also consider our $181.5 million of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations, and borrowing capacity under our senior credit facility will be sufficient to meet our working capital, stock repurchase and capital expenditure requirements for at least the next year. Thereafter, we may need to raise additional funds through public or private financings or borrowings. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and our Series A convertible junior participating non-cumulative perpetual preferred stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
Cash Flows from Operating Activities
Our $156.7 million of net cash provided by operating activities in the year ended December 31, 2015 principally resulted from $38.4 million of net income, adjusted for certain non-cash operating expenses of $91.2 million, and an increase in our net changes in our operating assets and liabilities of $27.1 million, driven primarily by an increase in our accounts payable and accrued liabilities, and income taxes receivable. Our $69.2 million of net cash provided by operating activities in the year ended December 31, 2014 principally resulted from $42.7 million of net income, adjusted for certain non-cash operating expenses of $67.4 million, offset by a decrease of $48.7 million in amounts due to card issuing banks for overdrawn accounts, primarily related to payments to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances. Our $122.5 million of net cash provided by operating activities in the year ended December 31, 2013 principally resulted from $34.0 million of net income, adjusted for certain non-cash operating expenses of $62.0 million and an increase in accounts payable and accrued liabilities of $26.9 million related primarily to the timing of escheatment and refund liabilities.
Cash Flows from Investing Activities
Our $175.7 million of net cash used in investing activities in the year ended December 31, 2015 reflects payments for business acquisitions of $65.2 million, net of cash acquired, payments for acquisition of property and equipment of purchases of $47.8 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $62.7 million. Our $187.3 million of net cash used in investing activities in the year ended December 31, 2014 reflects payments for business acquisitions of $227.0 million, net of cash acquired, and payments for acquisition of property and equipment of $39.3 million, partially offset by proceeds from sales and maturities of available-for-sale investment securities, net of purchases, of $77.2 million. Our $53.4 million of net cash used in investing activities in the year ended December 31, 2013 reflects payments for acquisition of property and equipment of $35.7 million and purchases of available-for-sale investment securities, net of sales and maturities, of $16.0 million.
Cash Flows from Financing Activities
Our $66.5 million of net cash provided by financing activities in the year ended December 31, 2015 was primarily the result of increases of $86.7 million of deposits to customers associated with our GPR card program and $45.4 million in obligations to customers, offset by $22.5 million in repayments of our note payable and $41.0 million used for our stock repurchase program. Our $419.1 million of net cash provided by financing activities in the year ended December 31, 2014 was primarily the result of $345.8 million of deposits, proceeds of $150.0 million associated with our term loan and and proceeds and excess tax benefits of $13.9 million associated with equity award activities. These were offset by decreases of $79.4 million in obligations to customers. Our $57.9 million of net cash provided by financing activities for the year ended December 31, 2013 was the result of $21.1 million of deposits and $19.6 million of obligations to customers associated with our GPR card program, and proceeds and excess tax benefits of $18.7 million associated with equity award activities.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During 2016, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
Additionally, we may need to make ongoing cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. For example, in connection with the transition of our card issuing program with GE Capital Retail Bank to Green Dot Bank in February 2014, we contributed approximately $50 million in capital to Green Dot Bank and we settled our liability associated with overdrawn cardholder account balances, which is included in our consolidated balance sheet as "amounts due to card issuing banks for overdrawn accounts." Additionally, our investment securities may act as short-term collateral to Green Dot Bank to satisfy any requirements associated with its legal lending limit.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (3.17% as of December 31, 2015). The balance outstanding on the Term Facility was $121.7 million at December 31, 2015, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at December 31, 2015. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At December 31, 2015, we were in compliance with all such covenants.
Share Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program. As of December 31, 2015, our Board of Directors had authorized the repurchase of up to $150 million of common stock under this program. The stock repurchase program will continue until otherwise suspended, terminated or modified at any time for any reason by our Board of Directors.
In September 2015, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock as part of our repurchase program. Under the ASR agreement, in exchange for an up-front payment of $40 million, we received an initial delivery of approximately 1.8 million shares on September 4, 2015 based on the then current market price of our stock. The ASR settled in January 2016 and the total number of shares repurchased was approximately 2.3 million at an average price of $17.08 per share.
In December 2015, we entered into a $10 million agreement to repurchase shares under Rule10b5-1 of the Exchange Act. As of December 31, 2015, we repurchased approximately $1.7 million, or 0.1 million shares, at an average share price of $16.49 under this plan. The remaining repurchases under this agreement were completed in January 2016. In total, we received approximately 0.6 million shares at an average price of $16.15 under this agreement.

As of December 31, 2015, the remaining authorized amount under the current authorization totaled approximately $108.3 million, after giving effect to our share repurchases during the year. We expect to continue to repurchase shares of our Class A common stock at a rate of $50 million annually.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2015. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$127,500	$22,500	$45,000	$60,000	$—
Capital lease obligations	769	385	384	—	—
Operating lease obligations	43,627	8,352	12,924	11,363	10,988
Purchase obligations(1)	51,644	29,101	21,633	910	—
Total	$223,540	$60,338	$79,941	$72,273	$10,988
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See Note 19-Commitments and Contingencies of the Notes to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
During the years ended December 31, 2015, 2014, and 2013 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Statistical Disclosure by Bank Holding Companies
As discussed in Part I, Item 1. Business, we became a bank holding company in December 2011. This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2015 and 2014 and average balance data for the period ended December 31, 2013:

	Year ended December 31,						Period ended December 31,
	2015			2014			2013
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$7,014	$739	10.5%	$7,154	$553	7.7%	$7,676
Taxable investment securities	108,122	1,179	1.1	53,280	506	0.9	19,415
Non-taxable investment securities	903	19	2.1	1,029	22	2.1	1,539
Federal reserve stock	3,855	234	6.1	3,481	213	6.1	1,603
Federal funds sold	468	1	0.2	380	1	0.3	1,561
Cash	676,400	1,734	0.3	642,608	1,606	0.2	310,552
Total interest-bearing assets	796,762	3,906	0.5%	707,932	2,901	0.4%	342,346
Non-interest bearing assets	66,828			64,632			53,792
Total assets	$863,590			$772,564			$396,138

Liabilities
Interest-bearing liabilities
Negotiable order of withdrawal (NOW)	$1,025	$1	0.1%	$1,338	$1	0.1%	$1,607
Savings deposits	8,181	11	0.1	6,820	10	0.1	6,231
Time deposits, denominations greater than or equal to $100	5,576	44	0.8	5,735	38	0.7	5,825
Time deposits, denominations less than $100	1,874	12	0.6	1,806	15	0.8	2,288
Total interest-bearing liabilities	16,656	68	0.4%	15,699	64	0.4%	15,951
Non-interest bearing liabilities	696,176			626,110			314,002
Total liabilities	712,832			641,809			329,953
Total stockholders' equity	150,758			130,755			66,185
Total liabilities and stockholders' equity	$863,590			$772,564			$396,138

Net interest income/yield on earning assets		$3,838	0.1%		$2,837	0.0%
___________

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

The following table presents the rate/volume variance in interest income and expense for the year ended December 31, 2015:

	December 31, 2015
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Loans	$192	$228	$(36)
Taxable investment securities	667	(85)	752
Non-taxable investment securities	(3)	—	(3)
Federal reserve stock	21	(2)	23
Federal funds sold	—	—	—
Cash	128	33	95
	$1,005	$174	$831

Negotiable order of withdrawal (NOW)	$—	$—	$—
Savings deposits	—	(2)	2
Time deposits, denominations greater than or equal to $100	6	—	6
Time deposits, denominations less than $100	(2)	—	(2)
	$4	$(2)	$6
___________

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2015, 2014 and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds	$30,186	$30,147	$27,107	$27,069	$28,718	$28,730
Agency securities	—	—	—	—	245	245
Mortgage-backed securities	100,206	99,781	36,251	36,220	4,169	4,002
Municipal bonds	854	865	908	920	1,672	1,679
Total fixed-income securities	$131,246	$130,793	$64,266	$64,209	$34,804	$34,656
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2015:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(In thousands, except percentages)
Corporate bonds	$23,390	$6,796	$—	$—	$30,186
Mortgage-backed securities	—	—	—	100,206	100,206
Municipal bonds	—	534	320	—	854
Total fixed-income securities	$23,390	$7,330	$320	$100,206	$131,246
Weighted-average yield	0.85%	1.00%	4.21%	1.36%	1.25%

Loan Portfolio
The aggregate loan portfolio carrying value, gross of the related allowance for loan losses, totaled $6.7 million at December 31, 2015 or a 4% decrease compared to December 31, 2014. The following table shows the composition of Green Dot Bank’s loan portfolio as of December 31, 2015, 2014 and 2013:

	As of December 31,
	2015	2014	2013
	(In thousands)
Residential	$3,863	$3,861	$3,383
Commercial	313	697	1,474
Installment	2,529	2,436	2,509
Total loans	$6,705	$6,994	$7,366

Loans on nonaccrual status	$664	$189	$473
Loans past due 90 days or more	19	4	—
Total TDR	166	158	296
The following table presents a maturity distribution for loan categories as of December 31, 2015:

	Due in one year or less	Due after one year through five years	Due after five years	Total
	(In thousands)
Residential
Fixed rate	$1,319	$1,907	$637	$3,863
Commercial
Fixed rate	294	19	—	313
Installment
Fixed rate	466	1,972	91	2,529
Total loans	$2,079	$3,898	$728	$6,705
Allowance for Loan Losses
The allowance for loan losses totaled $0.4 million at December 31, 2015 and 2014. Our allowance for loan losses is established based on the credit characteristics and risk inherent in our loan portfolio, as well as the identification of certain impaired loans and the specific reserves we apply to cover their potential losses. Refer to Note 2 - Summary of Significant Accounting Policies in Item 8 of this report for our accounting policy on allowance for loan losses.

	December 31, 2015	December 31, 2014
	(In thousands, except percentages)
Allowance for loan losses:
Beginning balance	$444	$464
Loans charged off:
Commercial	—	—
Residential	—	—
Installment	44	66
Total	44	66
Recoveries of loans previously charged off:
Commercial	10	10
Residential	4	4
Installment	50	12
Total	64	26
Net loans charged off	(20)	40
Provision for allowance for loan losses	(38)	20
Ending balance	$426	$444
Allowance for loan losses to loans outstanding at year-end	6.3%	6.3%

Net charge-offs to average loans	0.60%	0.93%
Total (reduction of) provision for credit losses to average loans	(0.52)%	0.28%
Recoveries to gross charge-offs	0.87%	0.37%
Allowance for loan losses as a multiple of net charge-offs	9.68	6.73
At December 31, 2015, the carrying value, gross of the related allowance for loan losses, of impaired and TDR loans totaled $0.7 million. Of these loans, $0.2 million have a specific allowance.
The components of our allowance for loan losses, by category, are as follows:

	December 31, 2015		December 31, 2014
	Allowance	% of Loans	Allowance	% of Loans
	(In thousands, except percentages)
Loan category:
Commercial	$9	2.1%	$25	5.6%
Residential	119	27.9	139	31.3
Installment	298	70.0	280	63.1
Total	$426	100.0%	$444	100.0%
Loan Portfolio Concentrations
Green Dot Bank, our subsidiary bank, operates at a single office in Provo, Utah located in the Utah County area. As of December 31, 2015, approximately 93.4% of our borrowers resided in the state of Utah and approximately 40.2% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region.

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2015, 2014, and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	$1,025	0.1%	$1,054	—%	$1,607	0.1%
Savings deposits	8,181	0.1	7,034	0.1	6,230	0.1
Time deposits, denominations greater than or equal to $100	5,576	0.9	5,321	0.9	5,414	0.9
Time deposits, denominations less than $100	1,874	1.0	1,806	0.7	2,698	0.6
Total interest-bearing deposit accounts	16,656	0.5%	15,215	0.4%	15,949	0.5%
Non-interest bearing deposit accounts	589,601		469,661		50,151
Total deposits	$606,257		$484,876		$66,100
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2015:

December 31, 2015
(In thousands)
Less than 3 months	$316
3 through 6 months	1,151
6 through 12 months	799
Greater than 12 months	4,002
$6,268
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the years ended December 31, 2015, 2014, and 2013:

	December 31, 2015	December 31, 2014	December 31, 2013
Net return on assets	1.2%	1.3%	1.1%
Net return on equity	6.9	7.5	6.5
Equity to assets ratio	17.5	16.9	16.7
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
As of December 31, 2015, we had a $121.7 million term loan outstanding under our $225.0 million credit agreement. Refer to Note 10 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2015, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Green Dot Corporation

We have audited Green Dot Corporation's (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Green Dot Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Green Dot Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Green Dot Corporation and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Green Dot Corporation

We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Dot Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Dot Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 29, 2016

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$772,128	$724,158
Federal funds sold	1	480
Restricted cash	5,793	2,015
Investment securities available-for-sale, at fair value	49,106	46,650
Settlement assets	69,165	148,694
Accounts receivable, net	42,153	48,917
Prepaid expenses and other assets	30,511	22,458
Income tax receivable	6,434	16,290
Total current assets	975,291	1,009,662
Restricted cash	—	2,152
Investment securities available-for-sale, at fair value	132,433	73,781
Loans to bank customers, net of allowance for loan losses of $426 and $444 as of December 31, 2015 and 2014, respectively	6,279	6,550
Prepaid expenses and other assets	6,416	6,034
Property and equipment, net	78,877	77,284
Deferred expenses	14,509	17,326
Net deferred tax assets	3,864	4,299
Goodwill and intangible assets	473,779	417,200
Total assets	$1,691,448	$1,614,288
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,186	$36,444
Deposits	652,145	565,401
Obligations to customers	61,300	98,052
Settlement obligations	5,074	4,484
Amounts due to card issuing banks for overdrawn accounts	1,067	1,224
Other accrued liabilities	87,635	79,137
Deferred revenue	22,901	24,418
Note payable	20,966	20,966
Total current liabilities	888,274	830,126
Other accrued liabilities	37,894	31,495
Note payable	100,686	121,651
Net deferred tax liabilities	1,272	2,026
Total liabilities	1,028,126	985,298
Commitments and contingencies (Note 19)
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized as of December 31, 2015 and 2014; 2 shares issued and outstanding as of December 31, 2015 and 2014	2	2
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2015 and 2014; 50,502 and 51,146 shares issued and outstanding as of December 31, 2015 and 2014, respectively	51	51
Additional paid-in capital	379,376	383,296
Retained earnings	284,108	245,693
Accumulated other comprehensive loss	(215)	(52)
Total stockholders’ equity	663,322	628,990
Total liabilities and stockholders’ equity	$1,691,448	$1,614,288
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$318,083	$253,155	$227,227
Processing and settlement service revenues	182,614	179,289	183,359
Interchange revenues	196,523	178,040	171,757
Stock-based retailer incentive compensation	(2,520)	(8,932)	(8,722)
Total operating revenues	694,700	601,552	573,621
Operating expenses:
Sales and marketing expenses	230,441	235,227	218,370
Compensation and benefits expenses	168,226	123,083	127,287
Processing expenses	102,144	79,053	89,856
Other general and administrative expenses	134,560	105,200	88,976
Total operating expenses	635,371	542,563	524,489
Operating income	59,329	58,989	49,132
Interest income	4,737	4,064	3,440
Interest expense	(5,944)	(1,276)	(72)
Other income	—	7,129	—
Income before income taxes	58,122	68,906	52,500
Income tax expense	19,707	26,213	18,460
Net income	38,415	42,693	34,040
Income attributable to preferred stock	(1,102)	(4,842)	(5,360)
Net income available to common stockholders	$37,313	$37,851	$28,680

Basic earnings per common share:	$0.73	$0.92	$0.78
Diluted earnings per common share:	$0.72	$0.90	$0.76
Basic weighted-average common shares issued and outstanding:	51,332	40,907	35,875
Diluted weighted-average common shares issued and outstanding:	51,875	41,770	37,156
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$38,415	$42,693	$34,040
Other comprehensive loss
Unrealized holding losses, net of tax	(163)	(5)	(153)
Comprehensive income	$38,252	$42,688	$33,887
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2012	7	$7	31,798	$31	4,197	$4	$158,656	$168,960	$106	$327,764
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	620	1	1,114	2	17,170	—	—	17,173
Stock-based compensation	—	—	—	—	—	—	14,703	—	—	14,703
Stock-based retailer incentive compensation	—	—	—	—	—	—	8,722	—	—	8,722
Conversion of Class B common stock by stockholders	—	—	5,311	6	(5,311)	(6)	—	—	—	—
Net income	—	—	—	—	—	—	—	34,040	—	34,040
Other comprehensive loss	—	—	—	—	—	—	—	—	(153)	(153)
Balance at December 31, 2013	7	$7	37,729	$38	—	$—	$199,251	$203,000	$(47)	$402,249
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	1,487	1	—	—	10,680	—	—	10,681
Stock-based compensation	—	—	—	—	—	—	20,329	—	—	20,329
Stock-based retailer incentive compensation	—	—	—	—	—	—	8,932	—	—	8,932
Conversion of preferred stock	(5)	(5)	5,345	5	—	—	—	—	—	—
Issuance of shares related to acquisitions	—	—	6,585	7	—	—	144,104	—	—	144,111
Net income	—	—	—	—	—	—	—	42,693	—	42,693
Other comprehensive loss	—	—	—	—	—	—	—	—	(5)	(5)
Balance at December 31, 2014	2	$2	51,146	$51	—	$—	$383,296	$245,693	$(52)	$628,990
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	798	1	—	—	(2,059)	—	—	(2,058)
Stock-based compensation	—	—	—	—	—	—	27,011	—	—	27,011
Stock-based retailer incentive compensation	—	—	—	—	—	—	2,520	—	—	2,520
Shares issued in business combination	—	—	514	1	—	—	10,258	—	—	10,259
Repurchases of Class A common stock	—	—	(1,956)	(2)	—	—	(41,650)	—	—	(41,652)
Net income	—	—	—	—	—	—	—	38,415	—	38,415
Other comprehensive loss	—	—	—	—	—	—	—	—	(163)	(163)
Balance at December 31, 2015	2	$2	50,502	$51	—	$—	$379,376	$284,108	$(215)	$663,322
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net income	$38,415	$42,693	$34,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	38,509	32,454	26,971
Amortization of intangible assets	23,205	4,530	128
Provision for uncollectible overdrawn accounts	63,294	38,273	47,273
Employee stock-based compensation	27,011	20,329	14,703
Stock-based retailer incentive compensation	2,520	8,932	8,722
Amortization of premium on available-for-sale investment securities	1,167	1,105	778
Change in fair value of contingent consideration	(8,200)	(698)	—
Amortization of deferred financing costs	1,535	289	—
Impairment of capitalized software	5,881	—	5,216
Deferred income tax (benefit) expense	(406)	463	5,464
Changes in operating assets and liabilities:
Accounts receivable, net	(54,450)	(30,479)	(48,198)
Prepaid expenses and other assets	(5,766)	1,086	5,069
Deferred expenses	2,817	(1,887)	(2,929)
Accounts payable and other accrued liabilities	13,179	1,167	26,915
Amounts due to card issuing banks for overdrawn accounts	(157)	(48,706)	(794)
Deferred revenue	(1,617)	(319)	5,260
Income tax receivable	9,995	29	(6,097)
Other, net	(212)	(44)	(13)
Net cash provided by operating activities	156,720	69,217	122,508

Investing activities
Purchases of available-for-sale investment securities	(195,132)	(212,446)	(274,072)
Proceeds from maturities of available-for-sale securities	84,435	153,265	173,135
Proceeds from sales of available-for-sale securities	47,953	136,425	84,969
(Increase) decrease in restricted cash	(199)	1,360	(2,336)
Payments for acquisition of property and equipment	(47,837)	(39,338)	(35,742)
Net principal collections on loans	271	352	650
Acquisitions, net of cash acquired	(65,209)	(226,964)	—
Net cash used in investing activities	(175,718)	(187,346)	(53,396)

Financing activities
Borrowings from note payable	—	150,000	—
Repayments of borrowings from note payable	(22,500)	—	—
Borrowings on revolving line of credit	30,001	—	—
Repayments on revolving line of credit	(30,001)	—	—
Proceeds from exercise of options	3,832	9,960	15,926
Excess tax benefits from exercise of options	222	3,945	2,748
Taxes paid related to net share settlement of equity awards	(5,124)	(3,224)	(1,501)
Net increase in deposits	86,744	345,821	21,129
Net increase (decrease) in obligations to customers	45,372	(79,442)	19,616
Contingent consideration payments	(1,071)	(242)	—
Repurchase of Class A common stock	(40,986)	—	—
Deferred financing costs	—	(7,672)	—
Net cash provided by financing activities	66,489	419,146	57,918

Net increase in unrestricted cash, cash equivalents, and federal funds sold	47,491	301,017	127,030
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	724,638	423,621	296,591
Unrestricted cash, cash equivalents, and federal funds sold, end of year	$772,129	$724,638	$423,621

Cash paid for interest	$4,410	$1,276	$73
Cash paid for income taxes	$9,892	$21,602	$16,351
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries) is a pro-consumer technology innovator with a mission to reinvent personal banking for the masses. Our products and services include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; checking account products, such as GoBank, an innovative checking account developed for use via mobile phones that is available at Walmart and online; our proprietary swipe reload products referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and tax refund processing services designed to facilitate the secure receipt of a customer's income tax refund.
Our products and services are available to consumers through a large-scale "branchless bank" distribution network of more than 100,000 U.S. locations, including retailers, neighborhood financial service center locations and tax preparation offices, as well as online, in the leading app stores and through leading online tax preparation providers. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts. We are also the tax refund processing service provider for several leading consumer tax preparation companies.
We market our products and services to consumers in the United States. Our products are issued by our wholly-owned subsidiary, Green Dot Bank and third-party issuing banks including The Bancorp Bank and Sunrise Banks, N.A. We also have multi-year distribution arrangements with many large and medium-sized retailers, including Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, including Blackhawk Network and InComm. We refer to participating retailers collectively as our “retail distributors.” Our tax refund processing services are integrated into the offerings of partnering tax software companies, which enables us to serve approximately 25,000 independent online and in-person tax preparers and accountants nationwide.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the results of Green Dot Corporation and our wholly-owned subsidiaries. We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We eliminate all significant intercompany balances and transactions in consolidation. We include the results of operations of acquired companies from the date of acquisition.
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
Obligations to Customers and Settlement Assets and Obligations
At the point of sale, our retail distributors collect customer funds for purchases of new cards and balance reloads and then remit these funds directly to the banks that issue our cards. During the first quarter of 2014, we transitioned our card issuing program with GE Capital Bank to our subsidiary bank. Our retail distributors’ remittance of these funds takes an average of two business days.
Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been received by our subsidiary bank. Obligations to customers represent customer funds collected from (or to be remitted by) our retail distributors for which the underlying products have not been activated. Once the underlying products have been activated, the customer funds are reclassified as deposits in a bank account established for the benefit of the customer. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.
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
Overdrawn Account Balances Due from Cardholders and Reserve for Uncollectible Overdrawn Accounts
Our cardholder accounts may become overdrawn as a result of maintenance fee assessments or from purchase transactions that we honor, in excess of the funds in a cardholder’s account. We are exposed to losses from any unrecovered overdrawn account balances. We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days that have elapsed since an account last had activity, such as a purchase, ATM transaction or maintenance fee assessment. We calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. When more than 90 days have passed without activity in an account, we write off the full amount of the overdrawn account balance. We include our provision for uncollectible overdrawn accounts related to maintenance fees and purchase transactions as an offset to card revenues and other fees and in other general and administrative expenses, respectively, in the accompanying consolidated statements of operations.
Restricted Cash
At December 31, 2015 and 2014, restricted cash primarily consists of funds held in an escrow account under the terms of a purchase agreement related to one of our business acquisitions, as well as funds required to collateralize outstanding letters of credit related to our corporate facility lease. Additionally, we collect funds in advance from certain retail distributors, which are recorded as restricted cash.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Loans to Bank Customers
We report loans measured at historical cost at their outstanding principal balances, net of any charge-offs, and for purchased loans, net of any unaccreted discounts. We recognize interest income as it is earned.
Nonperforming Loans
Nonperforming loans generally include loans that have been placed on nonaccrual status. We generally place loans on nonaccrual status when they are past due 90 days or more. We reverse the related accrued interest receivable and apply interest collections on nonaccrual loans as principal reductions; otherwise, we credit such collections to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected.
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
Allowance for Loan Losses
We establish an allowance for loan losses to account for estimated credit losses inherent in our loan portfolio. For the portfolio of loans, our estimate of inherent losses is separately calculated on an aggregate basis for groups of loans that are considered to have similar credit characteristics and risk of loss. We analyze historical loss rates for these groups and then adjust the rates for qualitative factors which in our judgment affect the expected inherent losses. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, changes in the loan grading and underwriting process, changes in the estimated value of the underlying collateral for collateral dependent loans, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. We separately establish specific allowances for impaired loans based on the present value of changes in cash flows expected to be collected, or for impaired loans that are considered collateral dependent, the estimated fair value of the collateral.
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
The estimated useful lives of the respective classes of assets are as follows:

Land	N/A
Building	30 years
Computer equipment, furniture and office equipment	3-4 years
Computer software purchased	3 years
Capitalized internal-use software	2-7 years
Tenant improvements	Shorter of the useful life or the lease term

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Impairment of Long Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded impairment charges of $5.9 million and $5.2 million for the years ended December 31, 2015 and 2013, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations. There were no such impairment charges for the year ended December 31, 2014.
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
No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2015, 2014 and 2013.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Amounts Due to Card Issuing Banks for Overdrawn Accounts
Third-party card issuing banks fund overdrawn cardholder account balances on our behalf. Amounts funded are due from us to the card issuing banks based on terms specified in the agreements with the card issuing banks. Generally, we expect to settle these obligations within two months. In February 2014, we completed the transition of all outstanding customer deposits associated with our GPR card program with GE Capital Retail Bank to Green Dot Bank. In conjunction with this transition, we paid approximately $50 million to GE Capital Retail Bank to settle all of our previously accrued liabilities outstanding at the time of transition associated with overdrawn cardholder account balances.
Fair Value
Under applicable accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability. As such, fair value reflects an exit price in an orderly transaction between market participants on the measurement date.
We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following describes the three-level hierarchy:
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
Revenue Recognition
Our operating revenues consist of card revenues and other fees, processing and settlement service revenues and interchange revenues. We recognize revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is sold or the service is performed, and collectability of the resulting receivable is reasonably assured.
Card revenues and other fees consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over the month for which they are assessed. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the same time our service is completed and the fees are assessed. We charge new card fees when a consumer purchases a new card in a retail store. We defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently five months for both our GPR and our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the period of time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders perform the substantial majority of their transactions. We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, which we offer to cardholders from time-to-time. We generally recognize these revenues as purchase transactions occur or when the underlying services are completed.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Our processing and settlement services consist of cash transfer revenues and tax refund processing service revenues. We generate cash transfer revenues when consumers purchase our cash transfer products (reload services) in a retail store. We recognize these revenues when the cash transfer transactions are completed, generally within two business days from the time of sale of these products. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. We recognize tax refund processing service revenues as we remit tax return proceeds to the taxpayer.
We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, such as Visa and MasterCard, when cardholders make purchase transactions using our cards. We recognize interchange revenues as these transactions occur.
We report our different types of revenues on a gross or net basis based on our assessment of whether we act as a principal or an agent in the transaction. To the extent we act as a principal in the transaction, we report revenues on a gross basis. In concluding whether or not we act as a principal or an agent, we evaluate whether we have the substantial risks and rewards under the terms of the revenue-generating arrangements, whether we are the party responsible for fulfillment of the services purchased by the cardholders, among other factors. For all of our significant revenue-generating arrangements, including GPR and gift cards, we record revenues on a gross basis with the exception of our tax refund processing service revenues which are recorded on a net basis.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of sales commissions, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards, promotional materials to our retail distributors’ locations and personalized GPR cards to consumers who have activated their cards.
We pay our retail distributors and brokers commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently five months for both our GPR and our gift cards. Absent a new card fee, we expense the related commissions immediately. We expense commissions related to cash transfer products when the cash transfer transactions are completed. We expense costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising first takes place. We record the costs associated with card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime.
Included in sales and marketing expenses are advertising and marketing expenses of $10.1 million, $6.8 million and $10.4 million and shipping and handling costs of $2.8 million, $3.1 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Also included in sales and marketing expenses were liabilities that we incurred for use tax to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
Employee Stock-Based Compensation
We record employee stock-based compensation expense based on the grant-date fair value. For stock options and stock purchases under our employee stock purchase plan, or ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
At times, we have issued performance based and market based restricted stock units to our executive officers. For performance based awards, we recognize compensation cost for the restricted stock units if and when we conclude it is probable that the performance will be satisfied, over the requisite service period based on the grant-date fair value of the stock. We reassess the probability of vesting at each reporting period and adjust compensation expense based on the probability assessment. For market based restricted stock units, we base compensation expense on the fair value estimated at the date of grant using a Monte Carlo simulation or similar lattice model. We recognize compensation expense over the requisite service period regardless of the market condition being satisfied, provided that the requisite service has been provided, since the estimated grant date fair value already incorporates the probability of outcomes that the market condition will be achieved.
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
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of the ASU may result in a cumulative adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the provisions of ASU 2016-01, however, we do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We elected to early adopt this standard as of December 31, 2015 to simplify the presentation of our deferred income taxes and applied the guidance retrospectively to all periods presented. This change resulted in a reclassification of approximately $2.0 million in our net deferred tax assets and liabilities on our December 31, 2014 consolidated balance sheet. We do not deem the early adoption of the ASU to have a material impact on our consolidated financial statements for all periods presented.
In September 2015, the FASB issued ASU No. 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings from changes in depreciation, amortization, or other income effects as a result of changes to provisional amounts calculated as if the accounting had been completed at the acquisition date. In addition, the amendments in the ASU require an entity to disclose the nature and amount of measurement-period adjustments recognized in the current period that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The amendments are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We have elected to early adopt the provisions of ASU 2015-16 as of December 31, 2015. The adoption of the ASU had no material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05").  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for service contracts.  ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of the ASU is not expected to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. We have elected to early adopt the provisions of ASU 2015-03 as of December 31, 2015. The adoption of the ASU resulted in a reclassification of approximately $5.8 million and $7.4 million on our December 31, 2015 and 2014 consolidated balance sheets, respectively, between prepaid and other assets and our total note payable outstanding. Of these amounts, approximately $1.5 million is netted against the current portion of our note payable outstanding for all periods presented. The adoption of the ASU was not deemed to have a material impact on our consolidated balance sheets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. Under ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, the revenue standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating the impact of our pending adoption of ASU 2015-14 and ASU 2014-09 on our consolidated financial statements.
Note 3—Business Acquisitions
AccountNow, Inc.
In January 2015, we completed the acquisition of AccountNow, Inc. ("AccountNow"). We issued approximately 514,000 shares of our Class A common stock on the date of close and the remainder of the consideration in cash for a total purchase price of approximately $78.7 million. AccountNow's results of operations are included in our consolidated statements of operations following the acquisition date. We have not presented pro-forma results of operations because the effect of this acquisition was not material to our financial results.
At the time of acquisition, we recorded a preliminarily estimate for the fair value of the assets acquired and liabilities assumed based on facts and circumstances available at the time. The assets and liabilities acquired consisted of $3.3 million in cash and cash equivalents, $4.1 million in accounts and other receivables, $6.4 million in prepaid and other assets and $12.8 million in accrued liabilities. Additionally, we recorded a preliminary estimate of goodwill and intangible assets for $61.6 million and $16.1 million, respectively. Transaction costs associated with this acquisition were not material.
During the fourth quarter of 2015, we recorded a purchase price adjustment of $1.2 million to increase goodwill and reduce our deferred tax assets based on additional information not available at the time of acquisition. We may adjust this allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions to preliminary estimates over the measurement period not to exceed 12 months from the date of acquisition.
SBBT Holdings, LLC
On October 23, 2014, we completed our acquisition of SBBT Holdings, LLC ("TPG"), a provider of integrated tax refund processing services. TPG's services are integrated into the offerings of the nation's leading tax software companies, which enables TPG to serve approximately 25,000 independent tax preparers and accountants nationwide. This transaction was accounted for as a business combination, and allowed us to expand into TPG's core customer segment by adding tax refund processing services for tax filers through distribution partnerships with many of America’s largest and best known tax preparation companies and independent tax preparers.
In connection with the acquisition, total consideration amounted to approximately $358.5 million, which included cash, stock and contingent consideration. We financed the transaction with $204.5 million in cash, of which $150.0 million was raised from our Term Facility, as discussed in Note 10 — Note Payable, and 6.1 million shares of our Class A common stock at a closing price of $21.86 (of which 1.1 million shares were deposited in an escrow fund to serve as a source of payment of any indemnification obligations).
Additionally, the transaction terms include a potential $80.0 million cash earn-out payable to the former owners of TPG based on TPG meeting certain pre-determined performance targets. The earn-out period spans from July to June each fiscal year from 2015 to 2017. Certain performance targets must be achieved each fiscal year in order to earn a corresponding portion of the cash earn-out. For fiscal year 2015, these performance targets were not met, and therefore no cash earn-out payments were made.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Acquisitions (continued)
The following table summarizes the purchase price consideration.

Consideration
(In thousands)
Cash, including proceeds from Term Loan	$204,471
Fair value of shares of Class A common stock issued	134,074
Fair value of contingent consideration	20,000
Total consideration	$358,545
The allocation of the initial purchase price was as follows:

October 23, 2014
(In thousands)
Assets:
Cash and cash equivalents	$2,154
Accounts receivable, net	1,883
Prepaid expenses and other assets	642
Property and equipment, net	5,590
Intangible assets	251,500
Goodwill	100,892
Total assets:	362,661

Liabilities:
Accounts payable and other liabilities	2,045
Other liabilities	2,071
Total liabilities:	4,116

Net assets acquired	$358,545
Goodwill of $100.9 million represents the excess of the purchase price over the estimate of the fair value of the underlying identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill arises from the opportunity for synergies and economies of scale from the combined companies, and expanding our reach into TPG's core customer segment by adding our financial products and services. Although the goodwill is not amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years. During the year ended December 31, 2015, we recorded a subsequent purchase accounting adjustment for approximately $0.6 million for additional identified accrued liabilities that existed at the time of acquisition, with a corresponding adjustment to goodwill. As of December 31, 2015, the measurement period for our purchase accounting related to TPG was closed.
Intangible assets consist primarily of customer relationships and trade name of $215.0 million and $36.5 million, respectively. Each are amortized over their estimated useful lives of 15 years.
The operating results for the period from October 24, 2014 to December 31, 2014 of TPG are included in our consolidated statements of operations for the year ended December 31, 2014. Revenues and net losses for this period were $0.4 million and $7.6 million, respectively. TPG did not contribute a material amount of revenue during this period because TPG earns substantially all of its revenues and income during the tax season (January through April).
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2015
Corporate bonds	$33,201	$—	$(47)	$33,154
Commercial paper	6,504	3	(2)	6,505
U.S. Treasury notes	17,541	—	(16)	17,525
Agency securities	4,034	—	(19)	4,015
Mortgage-backed securities	100,131	195	(554)	99,772
Municipal bonds	1,954	11	(65)	1,900
Asset-backed securities	18,725	—	(57)	18,668
Total investment securities	$182,090	$209	$(760)	$181,539

December 31, 2014
Corporate bonds	$40,433	$4	$(48)	$40,389
Commercial paper	7,648	1	—	7,649
U.S. Treasury notes	14,782	5	(16)	14,771
Agency securities	2,950	—	—	2,950
Mortgage-backed securities	35,420	119	(177)	35,362
Municipal bonds	5,555	61	(21)	5,595
Asset-backed securities	13,727	—	(12)	13,715
Total investment securities	$120,515	$190	$(274)	$120,431
As of December 31, 2015 and 2014, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2015
Corporate bonds	$20,416	$(22)	$10,679	$(25)	$31,095	$(47)
Commercial paper	4,322	(2)	—	—	4,322	(2)
U.S. Treasury notes	17,525	(16)	—	—	17,525	(16)
Agency securities	4,015	(19)	—	—	4,015	(19)
Mortgage-backed securities	53,634	(410)	21,518	(144)	75,152	(554)
Municipal bonds	—	—	1,035	(65)	1,035	(65)
Asset-backed securities	18,668	(57)	—	—	18,668	(57)
Total investment securities	$118,580	$(526)	$33,232	$(234)	$151,812	$(760)

December 31, 2014
Corporate bonds	$33,348	$(48)	$—	$—	$33,348	$(48)
U.S. Treasury notes	6,068	(16)	—	—	6,068	(16)
Mortgage-backed securities	21,495	(163)	1,143	(14)	22,638	(177)
Municipal bonds	—	—	419	(21)	419	(21)
Asset-backed securities	12,254	(12)	—	—	12,254	(12)
Total investment securities	$73,165	$(239)	$1,562	$(35)	$74,727	$(274)
We did not record any other-than-temporary impairment losses during the years ended December 31, 2015 and 2014 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of December 31, 2015, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$49,146	$49,106
Due after one year through five years	12,668	12,634
Due after five years through ten years	320	324
Due after ten years	1,100	1,035
Mortgage and asset-backed securities	118,856	118,440
Total investment securities	$182,090	$181,539
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2015	December 31, 2014
	(In thousands)
Overdrawn account balances due from cardholders	$10,198	$14,412
Reserve for uncollectible overdrawn accounts	(7,999)	(11,196)
Net overdrawn account balances due from cardholders	2,199	3,216

Trade receivables	10,644	8,265
Reserve for uncollectible trade receivables	(58)	(16)
Net trade receivables	10,586	8,249

Receivables due from card issuing banks	8,852	28,349
Fee advances	11,621	6,545
Other receivables	8,895	2,558
Accounts receivable, net	$42,153	$48,917
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance, beginning of period	$11,196	$10,363	$15,677
Provision for uncollectible overdrawn accounts:
Fees	55,595	34,057	45,048
Purchase transactions	7,699	4,216	2,225
Charge-offs	(66,491)	(37,440)	(52,587)
Balance, end of period	$7,999	$11,196	$10,363

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2015
Residential	$—	$—	$—	$—	$3,863	$3,863
Commercial	—	—	19	19	294	313
Installment	2	—	—	2	2,527	2,529
Total loans	$2	$—	$19	$21	$6,684	$6,705

Percentage of outstanding	—%	—%	0.3%	0.3%	99.7%	100.0%

December 31, 2014
Residential	$—	$—	$—	$—	$3,861	$3,861
Commercial	—	—	—	—	697	697
Installment	1	3	4	8	2,428	2,436
Total loans	$1	$3	$4	$8	$6,986	$6,994

Percentage of outstanding	—%	—%	0.1%	0.1%	99.9%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2–Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2015	December 31, 2014
	(In thousands)
Residential	$366	$54
Commercial	19	31
Installment	279	104
Total loans	$664	$189
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2015		December 31, 2014
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,404	$459	$3,604	$257
Commercial	294	19	635	62
Installment	2,173	356	2,306	130
Total loans	$5,871	$834	$6,545	$449

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$24	$19	$97	$54
Commercial	257	19	270	31
Installment	241	128	367	104
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance, beginning of period	$444	$464	$475
Provision (benefit) for loans	(38)	20	—
Loans charged off	(44)	(66)	(25)
Recoveries of loans previously charged off	64	26	14
Balance, end of period	$426	$444	$464
Note 7—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Land	$205	$205
Building	605	605
Computer equipment, furniture, and office equipment	45,508	45,525
Computer software purchased	16,900	20,363
Capitalized internal-use software	113,721	89,023
Tenant improvements	9,914	9,172
	186,853	164,893
Less accumulated depreciation and amortization	(107,976)	(87,609)
Property and equipment, net	$78,877	$77,284
Depreciation and amortization expense was $38.5 million, $32.5 million and $27.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in those amounts are depreciation expense related to internal-use software of $23.0 million, $18.4 million and $15.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. We recorded impairment charges of $5.9 million and $5.2 million for the years ended December 31, 2015 and 2013, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. There were no such impairment charges for the year ended December 31, 2014. The net carrying value of capitalized internal-use software was $47.6 million and $39.8 million at December 31, 2015 and 2014, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Goodwill	$208,079	$144,662
Intangible assets, net	265,700	272,538
Goodwill and intangible assets	$473,779	$417,200
Goodwill
Changes in the carrying amount of goodwill were as follows:

	December 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$144,662	$27,250
Acquisitions	64,713	117,412
Adjustments related to final purchase accounting	(1,296)	—
Balance, end of period	$208,079	$144,662
During the three months ended December 31, 2015, we completed our annual goodwill impairment test as of September 30, 2015. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$251,273	$(23,862)	$227,411	$236,387	$(4,039)	$232,348	13.9
Trade names	38,586	(3,353)	35,233	37,385	(546)	36,839	14.5
Patents	3,000	(273)	2,727	3,000	—	3,000	11.0
Other	964	(635)	329	937	(586)	351	9.3
Total intangible assets	$293,823	$(28,123)	$265,700	$277,709	$(5,171)	$272,538
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $23.2 million, $4.5 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. None of our intangible assets were considered impaired as of December 31, 2015 or 2014.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter    :

December 31,
(In thousands)
2016	$23,047
2017	23,029
2018	23,028
2019	22,860
2020	18,853
Thereafter	154,883
Total	$265,700

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2015	2014
Non-interest bearing deposit accounts	(In thousands)
GPR deposits	$610,652	$529,779
Other demand deposits	23,644	19,631
Total non-interest bearing deposit accounts	634,296	549,410
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	851	905
Savings	8,848	7,985
Time deposits, denominations greater than or equal to $100	6,268	5,263
Time deposits, denominations less than $100	1,882	1,838
Total interest-bearing deposit accounts	17,849	15,991
Total deposits	$652,145	$565,401
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2016	$3,483
Due in 2017	2,561
Due in 2018	455
Due in 2019	338
Due in 2020	1,313
Total time deposits	$8,150
Note 10—Note Payable
In October 2014, we entered into a $225.0 million credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The credit agreement provides for 1) a $75.0 million five-year revolving facility (the "Revolving Facility") and 2) a five-year $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the "Senior Credit Facility"). The credit agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million. We drew the entire Term Facility on October 23, 2014, and used the proceeds to finance our acquisition of SBBT Holdings, LLC, as discussed in Note 3 — Business Acquisitions. We use the proceeds of any borrowings under the Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement.
As of December 31, 2015 and 2014, our outstanding debt consisted of the following, net of deferred financing costs of $5.8 million and $7.4 million, respectively:

	December 31, 2015	December 31, 2014
	(In thousands)
Term facility	$121,652	$142,617
Revolving facility	—	—
Total notes payable	$121,652	$142,617

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Note Payable (continued)
Interest and other fees
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of December 31, 2015 was 3.17%. Interest expense related to our Senior Credit Facility was $4.3 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively.
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
The following table sets forth future annual contractual principal payment commitments as of December 31, 2015:

December 31,
(In thousands)
2016	$22,500
2017	22,500
2018	22,500
2019	60,000
Total	$127,500
We have the option to prepay the borrowings under the Senior Credit Facility without premium or penalty (other than customary breakage costs). The credit agreement requires us to repay certain amounts outstanding thereunder with (1) net cash proceeds of certain asset sales or other dispositions that exceed certain thresholds, to the extent such proceeds are not reinvested or committed to be reinvested in the business in accordance with customary reinvestment provisions and (2) net cash proceeds of the incurrence of certain indebtedness. Borrowings under the Senior Credit Facility are guaranteed by each of our domestic subsidiaries (the "Guarantor"), other than certain excluded subsidiaries (including bank subsidiaries) and subject to certain other exceptions set forth in the credit agreement. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our assets and each Guarantor, subject to certain customary exceptions.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2015, we were in compliance with all such covenants.
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
During the year ended December 31, 2014, 5,345 shares of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock converted into 5,345,000 shares of Class A Common Stock. As of December 31, 2015 and 2014, 1,515 shares were outstanding. Our Certificate of Incorporation specified the following rights, preferences, and privileges for our Series A preferred stockholders.
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
Non-Employee Stock-Based Payments
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares were subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapsed with respect to 36,810 shares per month over the five-year term of the agreement. Our right to repurchase shares lapsed completely during the year ended December 31, 2015, and therefore, there were no shares subject to our repurchase right as of December 31, 2015. As of December 31, 2014 there were 147,192 shares of Class A common stock issued to Walmart subject to our repurchase right.
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
The Registration Rights Agreement expired pursuant to its terms in July 2015.
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
Comprehensive Income
The tax impact on unrealized losses on investment securities available-for-sale for the years ended December 31, 2015, 2014 and 2013 was approximately $0.3 million, $0.0 million and $0.1 million, respectively.
Stock Repurchase Program
In June 2015, our Board of Directors authorized a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program ("Repurchase Program") with no expiration date. The Repurchase Program may be carried out at the direction of management, subject to the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934 ("Exchange Act") and other legal requirements, and any further limitations that may be established by the Board of Directors. Repurchases may be made through open market purchases, block trades, and in negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and our financial performance. As of December 31, 2015 we have repurchased $41.7 million of Class A Common Stock under the Repurchase Program.
In September 2015, we entered into an accelerated share repurchase ("ASR") agreement with a financial institution to repurchase shares of our common stock as part of our repurchase program. Under the ASR agreement, in exchange for an up-front payment of $40 million, we received an initial delivery of approximately 1.8 million shares on September 4, 2015 based on the then current market price of our stock. The ASR agreement was accounted for in two separate transactions: 1) a retirement of the initial shares received from the repurchase and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. We recorded treasury stock of $32 million, which reflects the value of the initial shares received from the financial institution and an $8 million decrease to additional paid-in capital, which reflects the implied value of the forward contract for the shares withheld by the financial institution. The ASR met all of the applicable criteria for equity classification, and therefore were not accounted for as derivative

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders’ Equity (continued)
instruments. During the quarter ended December 31, 2015, we retired the 1.8 million shares repurchased under the ASR agreement, but they remain authorized for registration and issuance in the future.
The final number of shares received upon settlement for the ASR is determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. Upon settlement, we will either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. The ASR agreement was settled in full on January 2, 2016 and the total number of shares repurchased was approximately 2.3 million at an average price of $17.08 per share.
In connection with the Repurchase Program, we entered into a repurchase plan in December 2015 under Rule 10b5-1 of the Exchange Act for $10 million. The timing, nature and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. As of December 31, 2015, we had repurchased a total of 0.1 million shares at an average price of $16.49 per share for a total cost of $1.7 million under this plan. Repurchases under this 10b5-1 plan were completed in January 2016. Total repurchases under this plan amounted to approximately 0.6 million shares at an average price of $16.15.
The initial repurchase of our shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
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
Upon adoption, we reserved 2,000,000 shares and 200,000 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan, respectively. The number of shares reserved for issuance under our 2010 Equity Incentive Plan and our 2010 Employee Stock Purchase Plan automatically increases on the first day of January of each of 2011 through 2014 and 2011 through 2018, respectively, by up to a number of shares equal to 3% of the total outstanding shares our Class A common stock as of the immediately preceding December 31st. Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year. At our 2014 Annual Meeting of Stockholders, our stockholders approved amendments to our 2010 Equity Incentive Plan to increase the number of shares reserved for issuance by 3,400,000 shares. Approximately 2.4 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2015.
Stock-based compensation for the years ended December 31, 2015, 2014, and 2013 includes expense related to awards of stock options and restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Total stock-based compensation expense	$27,011	$20,329	$14,703
Related income tax benefit	8,602	6,949	4,007

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation (continued)
Excluding non-plan equity awards granted in 2013, options and restricted stock units granted on or after July 21, 2010 are issued under the 2010 Equity Incentive Plan and options granted prior to July 21, 2010 were issued under the 2001 Stock Plan, the predecessor to our 2010 Equity Incentive Plan. We have reserved shares of our Class A common stock for issuance under the 2010 Equity Incentive Plan.
The following table summarizes stock options and restricted stock units granted:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Stock options granted	—	106	2,236
Weighted-average exercise price	$—	$20.92	$18.88
Weighted-average grant-date fair value	$—	$10.75	$7.20

Restricted stock units granted	1,980	2,035	1,272
Weighted-average grant-date fair value	$16.34	$19.49	$22.16
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	—%	1.8%	1.2%
Expected term (life) of options (in years)	—	5.79	5.86
Expected dividends	—	—	—
Expected volatility	—%	54.0%	43.4%
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
Stock option activity for the year ended December 31, 2015 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2014	3,622	$18.91
Options granted	—	—
Options exercised	(98)	12.55
Options canceled	(176)	21.40
Outstanding at December 31, 2015	3,348	$18.97	5.70	$5,921
Vested or expected to vest at December 31, 2015	3,320	18.96	5.68	$5,907
Exercisable at December 31, 2015	2,679	18.99	5.33	$5,351
The total intrinsic value of options exercised was $0.5 million, $14.0 million and $17.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation (continued)
Restricted stock unit activity for the year ended December 31, 2015 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Outstanding at December 31, 2014	2,752	$20.18
Restricted stock units granted	1,980	$16.14
Restricted stock units canceled	(493)	$19.31
Restricted stock units vested	(793)	$20.12
Outstanding at December 31, 2015	3,446	$17.99
The total fair value of shares vested for the years ended December 31, 2015, 2014 and 2013 was $14.0 million, $8.2 million and $4.5 million, respectively, based on the price of our Class A common stock on the vesting date.
As of December 31, 2015, there was $5.3 million and $45.7 million of aggregate unrecognized compensation cost related to unvested stock options and restricted stock units, respectively, expected to be recognized in compensation expense in future periods, with a weighted-average period of 1.44 years and 2.67 years, respectively.
Stock-Based Retailer Incentive Compensation
As discussed in Note 11 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock. We recognize the fair value of 36,810 shares each month over the five-year term of the commercial agreement. An early expiration of our right to repurchase as described above would, however, result in the recognition of the fair value of all the shares still subject to repurchase on the date of the expiration. We currently assess an early expiration of our repurchase right to be remote. We record the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognize monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $2.5 million, $8.9 million and $8.7 million of stock-based retailer incentive compensation for the years ended December 31, 2015, 2014, and 2013, respectively. Our repurchase right lapsed completely in April 2015, and we no longer recorded stock-based compensation beginning in May 2015.
Note 13—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$18,988	$24,382	$11,880
State	1,104	1,368	1,116
Foreign	21	—	—
Current income tax expense	20,113	25,750	12,996
Deferred:
Federal	(138)	760	6,776
State	(287)	(224)	(1,312)
Foreign	19	(73)	—
Deferred income tax expense	(406)	463	5,464
Income tax expense	$19,707	$26,213	$18,460

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	1.1	(0.2)
General business credits	(0.9)	(1.3)	(2.3)
Employee stock-based compensation	0.8	0.7	1.4
Transaction costs	(2.1)	1.8	—
Other	0.7	0.7	1.2
Effective tax rate	33.9%	38.0%	35.1%
The decrease in the effective tax rate for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily attributable to transaction costs.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,726	$15,172
Stock-based compensation	12,535	9,317
Reserve for overdrawn accounts	3,162	4,422
Accrued liabilities	6,206	5,866
Tax credit carryforwards	2,592	3,131
Other	2,531	2,151
Gross deferred tax assets	41,752	40,059
Valuation allowance	—	—
Total deferred tax assets, net of valuation allowance	$41,752	$40,059
Deferred tax liabilities:
Internal-use software costs	$17,955	$14,880
Property and equipment, net	1,669	3,924
Deferred expenses	4,730	5,856
Intangible assets	10,623	3,467
Gift card revenue	4,183	7,951
Other	—	1,708
Total deferred tax liabilities	39,160	37,786
Net deferred tax assets	$2,592	$2,273
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2015, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. Our consolidated federal income tax returns for five-months ended December 31, 2009 and the years ended December 31, 2010, 2011 and 2012 are currently under examination by the IRS. We remain subject to examination of our federal income tax returns for the years ended December 31, 2013 and 2014. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of December 31, 2015, we have net operating loss carryforwards of approximately $46.2 million and $35.1 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2017 and 2035. In addition, we have state business tax credits of approximately

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)
$5.8 million that can be carried forward indefinitely and other state business tax credits of approximately $0.9 million that will expire 2025.
As of December 31, 2015 and 2014, we had a liability of $7.4 million and $6.2 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$6,189	$3,724	$1,481
Increases related to positions taken during prior years	759	856	931
Increases related to positions taken during the current year	423	1,609	1,312
Ending balance	$7,371	$6,189	$3,724

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$7,371	$6,189	$3,724
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, of approximately $0.2 million, $0.4 million and $0.3 million, respectively.
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
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$38,415	$42,693	$34,040
Income attributable to preferred stock	(1,102)	(4,842)	(5,360)
Income attributable to other classes of common stock	(21)	(349)	(642)
Net income allocated to Class A common stockholders	$37,292	$37,502	$28,038
Weighted-average Class A shares issued and outstanding	51,332	40,907	35,875
Basic earnings per Class A common share	$0.73	$0.92	$0.78

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$37,292	$37,502	$28,038
Re-allocated earnings	11	94	172
Diluted net income allocated to Class A common stockholders	$37,303	$37,596	$28,210
Weighted-average Class A shares issued and outstanding	51,332	40,907	35,875
Dilutive potential common shares:
Stock options	293	640	1,078
Restricted stock units	243	220	203
Employee stock purchase plan	7	3	—
Diluted weighted-average Class A shares issued and outstanding	51,875	41,770	37,156
Diluted earnings per Class A common share	$0.72	$0.90	$0.76

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Class A common stock
Options to purchase Class A common stock	650	598	994
Restricted stock units	31	15	39
Conversion of convertible preferred stock	1,518	5,282	6,859
Total options, restricted stock units and convertible preferred stock	2,199	5,895	7,892
Note 15—Fair Value Measurements
We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value.
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies.
As of December 31, 2015 and 2014, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2015	(In thousands)
Assets
Corporate bonds	$—	$33,154	$—	$33,154
Commercial paper	—	6,505	—	6,505
U.S. Treasury notes	—	17,525	—	17,525
Agency securities	—	4,015	—	4,015
Mortgage-backed securities	—	99,772	—	99,772
Municipal bonds	—	1,900	—	1,900
Asset-backed securities	—	18,668	—	18,668
Total assets	$—	$181,539	$—	$181,539

Liabilities
Contingent consideration	$—	$—	$13,889	$13,889

December 31, 2014
Assets
Corporate bonds	$—	$40,389	$—	$40,389
Commercial paper	—	7,649	—	7,649
U.S. Treasury notes	—	14,771	—	14,771
Agency securities	—	2,950	—	2,950
Mortgage-backed securities	—	35,362	—	35,362
Municipal bonds	—	5,595	—	5,595
Asset-backed securities	—	13,715	—	13,715
Total assets	$—	$120,431	$—	$120,431

Liabilities
Contingent consideration	$—	$—	$23,160	$23,160

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Fair Value Measurements (continued)
We based the fair value of our fixed income securities held as of December 31, 2015 and 2014 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2015 and 2014.
The following table presents changes in our contingent consideration payable for the years ended December 31, 2015 and 2014, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$23,160	$—
Issuance	—	24,500
Payments of contingent consideration	(1,071)	(242)
Purchase accounting adjustment	—	(400)
Change in fair value of contingent consideration	(8,200)	(698)
Balance, end of period	$13,889	$23,160
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
Note Payable
The fair value of our note payable is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of our note payable approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the note payable is classified as a Level 2 liability in the fair value hierarchy.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Fair Value of Financial Instruments (continued)
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2015 and 2014 are presented in the table below.

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,279	$5,847	$6,550	$5,399

Financial Liabilities
Deposits	$652,145	$652,060	$565,401	$565,345
Note payable	$121,652	$121,652	$142,617	$142,617
Note 17—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio, approximately 93.4% of our borrowers reside in the state of Utah and approximately 40.2% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.
Note 18—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. In March 2014, employer contributions were reinstated equal to 25% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $0.9 million, $0.5 million, and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Effective January 1, 2013, our board elected to suspend discretionary employer matching contributions. Amounts recognized for the year ended December 31, 2013 related to employer matching contributions for the 2012 plan year that were not paid until 2013.
Note 19—Commitments and Contingencies
In December 2011, we entered into a ten-year office lease for 140,000 square feet of office space in Pasadena, California. This facility serves as our corporate headquarters. The initial term of the lease is ten years and is scheduled to expire on October 31, 2022. Through our wholly owned subsidiaries, we also lease various office facilities and maintain smaller administrative or project offices. Our total rental expense for these and former leases amounted to $8.8 million, $5.4 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 19—Commitments and Contingencies (continued)
At December 31, 2015, the future minimum aggregate rental commitment under all operating leases and minimum annual payments through various agreements with vendors and retail distributors was as follows:

	Operating Leases	Vendor/Retail Distributor Commitments
Year ending December 31,	(In thousands)
2016	$8,352	$29,101
2017	7,136	14,359
2018	5,788	7,274
2019	5,618	910
2020	5,745	—
Thereafter	10,988	—
Total of future commitments	$43,627	$51,644
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
As of December 31, 2015 and 2014, we had $1.5 million outstanding in standby letters of credit related to our corporate facility lease.

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
Revenue Concentrations
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2015	2014	2013
Walmart	46%	54%	64%
Excluding stock-based retailer incentive compensation of $2.5 million, $8.9 million, and $8.7 million for the years ended December 31, 2015, 2014, and 2013, respectively, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2015	2014	2013
Walmart	46%	55%	65%
No other retail distributor made up greater than 10% of our total operating revenues for the years ended December 31, 2015, 2014, and 2013.
Unit Concentrations
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors was as follows:

	Year Ended December 31,
	2015	2014	2013
Concentration of GPR cards activated (in units)	61%	70%	82%
Concentration of sales of cash transfer products (in units)	81%	83%	87%
Settlement Asset Concentrations
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheets:

	December 31, 2015	December 31, 2014
Walmart	62%	22%
Three other largest retail distributors, as a group	9%	6%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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
As of December 31, 2015 and 2014, we were categorized as "well capitalized" under the regulatory framework. There were no conditions or events since December 31, 2015 which management believes would have changed our category as "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2015
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	347,801	25.9%	4.0%	n/a
Common equity Tier 1 capital	347,801	70.7%	4.5%	n/a
Tier 1 capital	347,801	70.7%	6.0%	6.0%
Total risk-based capital	349,396	71.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	152,737	20.4%	15.0%	15.0%
Common equity Tier 1 capital	152,737	132.2%	4.5%	6.5%
Tier 1 capital	152,737	132.2%	6.0%	8.0%
Total risk-based capital	153,164	132.5%	8.0%	10.0%

	December 31, 2014
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	200,917	21.3%	4.0%	n/a
Tier 1 capital	200,917	45.4%	5.5%	6.0%
Total risk-based capital	201,368	45.5%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	135,786	17.9%	15.0%	15.0%
Tier 1 capital	135,786	70.6%	5.5%	6.0%
Total risk-based capital	136,237	70.8%	8.0%	10.0%

(1)
The tier 1 leverage regulatory minimum and well-capitalized minimum ratios for banks is 4% and 5%, respectively. Our subsidiary bank is subject to separate tier 1 leverage requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 22— Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2015 and 2014:

	2015
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$150,928	$146,360	$170,247	$227,165
Total operating expenses	162,707	148,066	163,329	161,269
Operating (loss) income	(11,779)	(1,706)	6,918	65,896
Interest expense, net	(321)	(337)	(431)	(118)
(Loss) income before income taxes	(12,100)	(2,043)	6,487	65,778
Income tax (benefit) expense	(6,027)	(2,222)	2,991	24,965
Net (loss) income	$(6,073)	$179	$3,496	$40,813
(Loss) earnings per common share
Basic
Class A common stock	$(0.12)	$—	$0.07	$0.77
Diluted
Class A common stock	$(0.12)	$—	$0.06	$0.76

	2014
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$150,609	$144,659	$147,016	$159,269
Total operating expenses	150,339	131,331	125,284	135,609
Operating income	270	13,328	21,732	23,660
Interest (expense) income, net	(148)	965	1,010	961
Other income	760	6,369	—	—
Income before income taxes	882	20,662	22,742	24,621
Income tax expense	1,727	6,771	8,399	9,316
Net (loss) income	$(845)	$13,891	$14,343	$15,305
(Loss) earnings per common share
Basic
Class A common stock	$(0.02)	$0.30	$0.32	$0.34
Diluted
Class A common stock	$(0.02)	$0.30	$0.31	$0.33
Note 23—Segment Information
As of December 31, 2014 and prior, our operations were within one reportable segment. As a result of acquisitions occurring in the fourth quarter of 2014 and first quarter of 2015, we realigned our operations into two reportable segments during 2015: 1) Account Services and 2) Processing and Settlement Services. We identified our reportable segments based on factors such as how we manage our operations and how our chief operating decision maker views results. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings and uses operating income to assess profitability.
The Account Services segment consists of revenues and expenses derived from our branded and private label deposit account programs. These programs include our Green Dot-branded and affinity-branded GPR card accounts, private label GPR card accounts, checking accounts and open-loop gift cards. The Processing and Settlement Services segment consists of revenues and expenses derived from reload services through the Green Dot Network and our tax refund processing services. The Corporate and Other segment primarily consists of unallocated corporate expenses, depreciation and amortization, intercompany eliminations and other costs that are not considered when management

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 23—Segment Information (continued)
evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
The following table presents certain financial information for each of our reportable segments for the year-ended ended December 31, 2015. We have determined that it is impracticable to restate segment information for the year ended December 31, 2014, as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Therefore, no such disclosures are presented.

	Year Ended December 31, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$531,410	$195,000	$(31,710)	$694,700
Operating expenses	440,669	133,539	61,163	635,371
Operating income	$90,741	$61,461	$(92,873)	$59,329

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

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

Green Dot Corporation

Date:	February 29, 2016	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	Chairman, President, Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Steven W. Streit, John C. Ricci, and Mark Shifke, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Steven W. Streit	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Name:	Steven W. Streit

By:	/s/ Mark Shifke	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Name:	Mark Shifke

By:	/s/ Jess Unruh	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Name:	Jess Unruh

By:	/s/ Kenneth C. Aldrich	Director	February 29, 2016
Name:	Kenneth C. Aldrich

By:	/s/ Samuel Altman	Director	February 29, 2016
Name:	Samuel Altman

By:	/s/ Glinda Bridgforth Hodges	Director	February 29, 2016
Name:	Glinda Bridgforth Hodges

By:	/s/ Mary J. Dent	Director	February 29, 2016
Name:	Mary J. Dent

By:	/s/ Timothy R. Greenleaf	Director	February 29, 2016
Name:	Timothy R. Greenleaf

By:	/s/ Michael J. Moritz	Director	February 29, 2016
Name:	Michael J. Moritz

By:	/s/ George T. Shaheen	Director	February 29, 2016
Name:	George T. Shaheen

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
2.1^	Agreement and Plan of Merger, dated as of September 17, 2014 by and among the Registrant, Patriot Merger Sub LLC, SBBT Holdings, LLC, Platform TPG LLC, solely in its capacity as the initial Holder Representative thereunder, and the certain persons delivering joinder agreements therewith.	8-K	September 17, 2014	2.01

3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Amended and Restated Bylaws of the Registrant.	S-1(A4)	June 29, 2010	3.04

3.3	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Registration Rights Agreement, dated as of October 23, 2014, by and among the Registrant and the persons listed on Exhibit A thereto.	8-K	October 24, 2014	4.01

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	2010 Equity Incentive Plan, as amended, and forms of notice of stock option grant, stock option award agreement, notice of restricted stock award, restricted stock agreement, notice of stock bonus award, stock bonus award agreement, notice of stock appreciation right award, stock appreciation right award agreement, notice of restricted stock unit award, restricted stock unit award agreement, notice of performance shares award and performance shares agreement.	8-K	May 23, 2014	10.01

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6†	Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc.	10-Q	August 10, 2015	10.01

10.7	Credit Agreement, dated as of October 23, 2014, by and between the Registrant, Bank of America, N.A., and the other lenders party thereto.	8-K	October 24, 2014	10.1

10.8
First Amendment to Credit Agreement and Consent, dated as of February 12, 2015, by and between the Registrant, Wells Fargo Bank, National Association, Bank of America, N.A., and other lenders party thereto.
					X

10.9	Second Amendment to Credit Agreement and Consent, dated as of December 11, 2015, by and between the Registrant, Bank of America, N.A., and other lenders party thereto.				X

10.10*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.11*	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.	10-Q	May 11, 2015	10.9

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith

10.12*	Performance-based restricted stock units award agreement between the Registrant and Konstantinos Sgoutas.	10-Q	May 11, 2015	10.10

10.13*	Green Dot Corporation Corporate Transaction Policy	8-K	April 9, 2015	10.01

10.14*	2015 Executive Officer Incentive Bonus Plan	10-K	March 2, 2015	10.2

10.15*	Letter agreement regarding terms of transition, separation and consultancy, dated November 9, 2015, between the Registrant and Grace T. Wang.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

31.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1
Certification of Steven W. Streit, Chief Executive Officer and Chairman of the Board of Directors, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document**				X

101.SCH	XBRL Taxonomy Extension Schema Document**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**				X
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