Form 10-Q
period 2016-03-31
GREEN DOT CORP
filed 2016-05-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 48,053,368 shares of Class A common stock, par value $.001 per share (which number does not include 1,518,512 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of April 30, 2016.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$739,751	$772,128
Federal funds sold	1	1
Restricted cash	6,374	5,793
Investment securities available-for-sale, at fair value	56,092	49,106
Settlement assets	108,694	69,165
Accounts receivable, net	27,652	42,153
Prepaid expenses and other assets	37,012	30,511
Income tax receivable	—	6,434
Total current assets	975,576	975,291
Investment securities, available-for-sale, at fair value	138,368	132,433
Loans to bank customers, net of allowance for loan losses of $278 and $426 as of March 31, 2016 and December 31, 2015, respectively	6,274	6,279
Prepaid expenses and other assets	4,102	6,416
Property and equipment, net	79,128	78,877
Deferred expenses	9,396	14,509
Net deferred tax assets	3,580	3,864
Goodwill and intangible assets	468,286	473,779
Total assets	$1,684,710	$1,691,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,823	$37,186
Deposits	636,934	652,145
Obligations to customers	51,056	61,300
Settlement obligations	4,771	5,074
Amounts due to card issuing banks for overdrawn accounts	1,469	1,067
Other accrued liabilities	95,910	87,635
Deferred revenue	15,468	22,901
Note payable	20,966	20,966
Income tax payable	12,212	—
Total current liabilities	860,609	888,274
Other accrued liabilities	31,233	37,894
Note payable	95,445	100,686
Net deferred tax liabilities	1,505	1,272
Total liabilities	988,792	1,028,126
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of March 31, 2016 and December 31, 2015; 2 shares issued and outstanding as of March 31, 2016 and December 31, 2015	2	2
Class A common stock, $0.001 par value: 100,000 shares authorized as of March 31, 2016 and December 31, 2015; 49,866 and 50,502 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	50	51
Additional paid-in capital	378,722	379,376
Retained earnings	316,986	284,108
Accumulated other comprehensive income (loss)	158	(215)
Total stockholders’ equity	695,918	663,322
Total liabilities and stockholders’ equity	$1,684,710	$1,691,448
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$91,886	$87,224
Processing and settlement service revenues	81,016	87,121
Interchange revenues	55,122	54,726
Stock-based retailer incentive compensation	—	(1,906)
Total operating revenues	228,024	227,165
Operating expenses:
Sales and marketing expenses	63,864	61,279
Compensation and benefits expenses	43,087	41,354
Processing expenses	28,513	30,600
Other general and administrative expenses	38,074	28,036
Total operating expenses	173,538	161,269
Operating income	54,486	65,896
Interest income	2,301	1,378
Interest expense	(4,781)	(1,496)
Income before income taxes	52,006	65,778
Income tax expense	19,124	24,965
Net income	32,882	40,813
Income attributable to preferred stock	(972)	(1,165)
Net income available to common stockholders	$31,910	$39,648

Basic earnings per common share:	$0.64	$0.77
Diluted earnings per common share:	$0.63	$0.76
Basic weighted-average common shares issued and outstanding:	49,863	51,448
Diluted weighted-average common shares issued and outstanding:	50,867	51,938
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$32,882	$40,813
Other comprehensive income
Unrealized holding gains, net of tax	373	85
Comprehensive income	$33,255	$40,898
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating activities
Net income	$32,882	$40,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,404	9,375
Amortization of intangible assets	5,774	5,325
Provision for uncollectible overdrawn accounts	16,766	15,192
Employee stock-based compensation	5,645	5,213
Stock-based retailer incentive compensation	—	1,906
Amortization of premium on available-for-sale investment securities	269	235
Change in fair value of contingent consideration	—	(7,616)
Amortization of deferred financing costs	384	384
Impairment of capitalized software	105	—
Deferred income tax expense	—	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,428)	(2,313)
Prepaid expenses and other assets	(4,187)	(31)
Deferred expenses	5,113	5,800
Accounts payable and other accrued liabilities	(12,448)	(9,410)
Amounts due to card issuing banks for overdrawn accounts	402	1,169
Deferred revenue	(7,458)	(5,618)
Income tax receivable	18,591	24,091
Other, net	145	2
Net cash provided by operating activities	70,959	84,496

Investing activities
Purchases of available-for-sale investment securities	(38,492)	(34,631)
Proceeds from maturities of available-for-sale securities	25,945	21,972
Proceeds from sales of available-for-sale securities	21	12,733
Increase in restricted cash	(581)	(1,429)
Payments for acquisition of property and equipment	(12,182)	(14,144)
Decrease (increase) in loans	5	(265)
Acquisition, net of cash acquired	—	(65,209)
Net cash used in investing activities	(25,284)	(80,973)

Financing activities
Repayments of borrowings from note payable	(5,625)	(5,625)
Borrowings on revolving line of credit	15,000	30,001
Repayments on revolving line of credit	(15,000)	(30,001)
Proceeds from exercise of options	2,884	269
Excess tax benefits from exercise of options	338	24
Taxes paid related to net share settlement of equity awards	(1,174)	(152)
Net (decrease) increase in deposits	(15,211)	78,872
Net (decrease) increase in obligations to customers	(50,062)	77,344
Contingent consideration payments	(189)	(169)
Repurchase of Class A common stock	(9,013)	—
Net cash (used in) provided by financing activities	(78,052)	150,563

Net (decrease) increase in unrestricted cash, cash equivalents, and federal funds sold	(32,377)	154,086
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	772,129	724,638
Unrestricted cash, cash equivalents, and federal funds sold, end of year	$739,752	$878,724

Cash paid for interest	$4,397	$1,112
Cash paid for income taxes	$140	$779
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2016. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that will simplify how companies account for certain aspects of share-based payments to employees, including the accounting for income taxes upon vesting or exercise of share-based payments, classification of awards as either equity or liabilities with respect to statutory tax withholding thresholds, accounting for forfeitures, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08"). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements for the ASU is the same as the effective date and transition requirements of ASU 2014-09. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products ("ASU 2016-04"). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. ASU 2016-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of the ASU may result in a cumulative adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the provisions of ASU 2016-01, however, we do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are evaluating the effect of ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2016
Corporate bonds	$34,798	$10	$(17)	$34,791
Commercial paper	8,213	3	—	8,216
U.S. Treasury notes	21,046	9	—	21,055
Agency securities	4,026	—	(7)	4,019
Mortgage-backed securities	107,999	397	(242)	108,154
Municipal bonds	1,928	7	(30)	1,905
Asset-backed securities	16,337	1	(18)	16,320
Total investment securities	$194,347	$427	$(314)	$194,460

December 31, 2015
Corporate bonds	$33,201	$—	$(47)	$33,154
Commercial paper	6,504	3	(2)	6,505
U.S. Treasury notes	17,541	—	(16)	17,525
Agency securities	4,034	—	(19)	4,015
Mortgage-backed securities	100,131	195	(554)	99,772
Municipal bonds	1,954	11	(65)	1,900
Asset-backed securities	18,725	—	(57)	18,668
Total investment securities	$182,090	$209	$(760)	$181,539
As of March 31, 2016 and December 31, 2015, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2016
Corporate bonds	$9,801	$(2)	$10,488	$(15)	$20,289	$(17)
Agency securities	4,019	(7)	—	—	4,019	(7)
Mortgage-backed securities	22,878	(125)	24,269	(117)	47,147	(242)
Municipal bonds	—	—	1,070	(30)	1,070	(30)
Asset-backed securities	12,654	(18)	—	—	12,654	(18)
Total investment securities	$49,352	$(152)	$35,827	$(162)	$85,179	$(314)

December 31, 2015
Corporate bonds	$20,416	$(22)	$10,679	$(25)	$31,095	$(47)
Commercial paper	4,322	(2)	—	—	4,322	(2)
U.S. Treasury notes	17,525	(16)	—	—	17,525	(16)
Agency securities	4,015	(19)	—	—	4,015	(19)
Mortgage-backed securities	53,634	(410)	21,518	(144)	75,152	(554)
Municipal bonds	—	—	1,035	(65)	1,035	(65)
Asset-backed securities	18,668	(57)	—	—	18,668	(57)
Total investment securities	$118,580	$(526)	$33,232	$(234)	$151,812	$(760)
We did not record any other-than-temporary impairment losses during the three months ended March 31, 2016 or 2015 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Investment Securities (continued)
As of March 31, 2016, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$56,110	$56,092
Due after one year through five years	15,114	15,131
Due after five years through ten years	318	320
Due after ten years	1,100	1,070
Mortgage and asset-backed securities	121,705	121,847
Total investment securities	$194,347	$194,460
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Overdrawn account balances due from cardholders	$13,407	$10,198
Reserve for uncollectible overdrawn accounts	(11,088)	(7,999)
Net overdrawn account balances due from cardholders	2,319	2,199

Trade receivables	1,263	10,644
Reserve for uncollectible trade receivables	(207)	(58)
Net trade receivables	1,056	10,586

Receivables due from card issuing banks	11,735	8,852
Fee advances	2,440	11,621
Other receivables	10,102	8,895
Accounts receivable, net	$27,652	$42,153
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance, beginning of period	$7,999	$11,196
Provision for uncollectible overdrawn accounts:
Fees	14,851	13,644
Purchase transactions	1,915	1,548
Charge-offs	(13,677)	(13,808)
Balance, end of period	$11,088	$12,580
Note 5—Property and Equipment
During the three months ended March 31, 2016 we recorded impairment charges of $0.1 million, associated with capitalized internal-use software we determined were no longer viable and any remaining carrying value was written off. During the three months ended March 31, 2015, we did not record any impairment charges. The impairment charge is included within other general and administrative expenses in our consolidated statements of operations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2016
Residential	$—	$—	$—	$—	$3,893	$3,893
Commercial	—	—	—	—	380	380
Installment	1	—	—	1	2,278	2,279
Total loans	$1	$—	$—	$1	$6,551	$6,552

Percentage of outstanding	—%	—%	—%	—%	100.0%	100.0%

December 31, 2015
Residential	$—	$—	$—	$—	$3,863	$3,863
Commercial	—	—	19	19	294	313
Installment	2	—	—	2	2,527	2,529
Total loans	$2	$—	$19	$21	$6,684	$6,705

Percentage of outstanding	—%	—%	0.3%	0.3%	99.7%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the criteria for classification as nonperforming.

	March 31, 2016	December 31, 2015
	(In thousands)
Residential	$423	$366
Commercial	—	19
Installment	271	279
Total loans	$694	$664
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2016		December 31, 2015
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,377	$516	$3,404	$459
Commercial	380	—	294	19
Installment	1,896	383	2,173	356
Total loans	$5,653	$899	$5,871	$834

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$22	$18	$24	$19
Commercial	—	—	257	19
Installment	267	129	241	128
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance, beginning of period	$426	$444
Provision for loans	(151)	(73)
Loans charged off	—	(35)
Recoveries of loans previously charged off	3	4
Balance, end of period	$278	$340
Note 7—Employee Stock-Based Compensation
We currently grant restricted equity awards to employees and directors under our 2010 Equity Incentive Plan. Additionally, through our 2010 Employee Stock Purchase Plan, employees are able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans.
The following table summarizes restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Restricted stock units granted	418	337
Weighted-average grant-date fair value	$21.79	$19.48
We issued no stock options during the three months ended March 31, 2016 and 2015.
Included in the number of restricted stock units granted during the three months ended March 31, 2016 and 2015 are performance-based restricted stock units of our Class A common stock of 236,973 and 242,587, respectively, that we granted to certain executive employees under our 2010 Equity Incentive Plan.
The total stock-based compensation expense recognized was $5.6 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$566,353	$610,652
Other demand deposits	49,305	23,644
Total non-interest bearing deposit accounts	615,658	634,296
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,005	851
Savings	12,108	8,848
Time deposits, denominations greater than or equal to $100	6,274	6,268
Time deposits, denominations less than $100	1,889	1,882
Total interest-bearing deposit accounts	21,276	17,849
Total deposits	$636,934	$652,145
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2016
(In thousands)
Due in 2016	$3,184
Due in 2017	2,840
Due in 2018	464
Due in 2019	342
Due in 2020	1,316
Thereafter	17
Total time deposits	$8,163
Note 9—Note Payable
In October 2014, we entered into a $225.0 million credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The credit agreement provides for 1) a $75.0 million five years revolving facility (the "Revolving Facility") and 2) a five years $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the “Senior Credit Facility"). The credit agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million.
As of March 31, 2016 and December 31, 2015, our outstanding debt, net of deferred financing costs of $5.5 million and $5.8 million, respectively, consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Term facility	$116,411	$121,652
Revolving facility	—	—
Total notes payable	$116,411	$121,652
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the three months ended March 31, 2016 and 2015, we made scheduled quarterly principal payments totaling $5.6 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable (continued)
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of March 31, 2016 was 3.18%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.1 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2016, we were in compliance with all such covenants.
Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2016 and 2015 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	2.0
General business credits	(2.6)	(0.7)
Employee stock-based compensation	0.5	0.7
Other	1.0	1.0
Effective tax rate	36.8%	38.0%
The effective tax rate for the three months ended March 31, 2016 and 2015 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock-based compensation. The decrease in the effective tax rate for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to a benefit that we recognized in the first quarter of 2016 related to the permanent reinstatement of general business credits.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2016 and 2015, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (continued)
As of March 31, 2016, we have net operating loss carryforwards of approximately $46.2 million and $31.9 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2017 and 2035. In addition, we have state business tax credits of approximately $5.8 million that can be carried forward indefinitely and other state business tax credits of approximately $0.9 million that will expire 2025.
As of March 31, 2016 and 2015, we had a liability of $8.3 million and $6.9 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Beginning balance	$7,371	$6,190
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	889	676
Ending balance	$8,260	$6,866

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$8,260	$6,866
We recognized accrued interest and penalties related to unrecognized tax benefits as of March 31, 2016 and 2015, of approximately $0.9 million and $0.7 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. The stock repurchase program may be carried out at the direction of management, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other legal requirements, and any further limitations that may be established by the Board of Directors. Repurchases may be made through open market purchases, block trades, and in negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and our financial performance. As of March 31, 2016, we have repurchased $50 million of Class A Common Stock under the repurchase program. As further discussed below, subsequent to March 31, 2016, our accelerated share repurchase agreement with a financial institution became effective, bringing our total repurchases under our stock repurchase plan since inception to $100 million.
Accelerated Share Repurchases
We have entered, and in the future may enter, into accelerated share repurchase arrangements (“ASRs”) with financial institutions. In exchange for an up-front payment, the financial institution delivers shares of our Class A Common Stock during the purchase periods of each ASR. Upon settlement, we will either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. The final number of shares received upon settlement for the ASR will be determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. The shares received are retired in the periods they are delivered, but remain authorized for registration and issuance in the future.
The up-front payments are accounted for as a reduction to shareholders’ equity on our consolidated balance sheets in the periods the payments are made. The ASRs are accounted for in two separate transactions: 1) a treasury stock repurchase for the initial shares received and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. The par value of the shares received are recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings.  The ASRs meet all of the applicable criteria for equity classification, and therefore are not accounted for as derivative instruments. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders' Equity (continued)
The following table shows our ASR activity since inception of the stock repurchase program:

	Purchase Period End Date	Number of Shares (In thousands)		Average repurchase price per share	ASR Amount (In thousands)
April 2016 ASR (2)	October 2016	1,867	(1)	(1)	$50,000
September 2015 ASR	January 2016	2,342		$17.08	$40,000

(1)
"Number of Shares" represents those shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of our common stock during that period. The April 2016 ASR purchase period will end in or before October 2016.

(2)
In February 2016, we entered into an ASR agreement with a financial institution. The agreement was not deemed effective until April 2016, at which point we made an up-front payment of $50 million in exchange for approximately 1.9 million shares. The initial shares received are treated as reduction to our total common shares outstanding beginning in April 2016. Final settlement is scheduled to occur during the fourth quarter of 2016.

Other
In connection with the Repurchase Program, we entered into a repurchase plan in December 2015 under Rule 10b5-1 of the Exchange Act for $10 million. The timing, nature and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. During the three months ended March 31, 2016, we repurchased a total of 0.5 million shares at an average price of $16.11 under this plan. As of March 31, 2016, we completed all repurchases under this plan and total repurchases amounted to approximately 0.6 million shares at an average price of $16.15.
Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$32,882	$40,813
Income attributable to preferred stock	(972)	(1,165)
Income attributable to common stock subject to repurchase	—	(81)
Net income allocated to Class A common stockholders	$31,910	$39,567
Weighted-average Class A shares issued and outstanding	49,863	51,448
Basic earnings per Class A common share	$0.64	$0.77

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$31,910	$39,567
Re-allocated earnings	19	11
Diluted net income allocated to Class A common stockholders	31,929	39,578
Weighted-average Class A shares issued and outstanding	49,863	51,448
Dilutive potential common shares:
Stock options	343	281
Restricted stock units	630	193
Employee stock purchase plan	31	16
Diluted weighted-average Class A shares issued and outstanding	50,867	51,938
Diluted earnings per Class A common share	$0.63	$0.76
For the periods presented, we excluded all shares of convertible preferred stock and certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share (continued)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Class A common stock
Options to purchase Class A common stock	326	795
Restricted stock units	8	122
Conversion of convertible preferred stock	1,519	1,515
Total options, restricted stock units and convertible preferred stock	1,853	2,432
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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015.
As of March 31, 2016 and December 31, 2015, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2016	(In thousands)
Assets
Corporate bonds	$—	$34,791	$—	$34,791
Commercial paper	—	8,216	—	8,216
U.S. Treasury notes	—	21,055	—	21,055
Agency securities	—	4,019	—	4,019
Mortgage-backed securities	—	108,154	—	108,154
Municipal bonds	—	1,905	—	1,905
Asset-backed securities	—	16,320	—	16,320
Total assets	$—	$194,460	$—	$194,460

Liabilities
Contingent consideration	$—		$13,700	$13,700

December 31, 2015
Assets
Corporate bonds	$—	$33,154	$—	$33,154
Commercial paper	—	6,505	—	6,505
U.S. Treasury notes	—	17,525	—	17,525
Agency securities	—	4,015	—	4,015
Mortgage-backed securities	—	99,772	—	99,772
Municipal bonds	—	1,900	—	1,900
Asset-backed securities	—	18,668	—	18,668
Total assets	$—	$181,539	$—	$181,539

Liabilities
Contingent consideration	$—	$—	$13,889	$13,889

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)
We based the fair value of our fixed income securities held as of March 31, 2016 and December 31, 2015 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2016 or 2015.
The following table presents changes in our contingent consideration payable for the three months ended March 31, 2016 and 2015, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance, beginning of period	$13,889	$23,160
Payments of contingent consideration	(189)	(169)
Change in fair value of contingent consideration	—	(7,616)
Balance, end of period	$13,700	$15,375
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2016 and December 31, 2015 are presented in the table below.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,274	$5,578	$6,279	$5,847

Financial Liabilities
Deposits	$636,934	$636,860	$652,145	$652,060
Note payable	$116,411	$116,411	$121,652	$121,652
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
As of March 31, 2016 and December 31, 2015, we had $1.5 million outstanding in standby letters of credit related to our corporate facility lease.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Significant Customer Concentration (continued)
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2016	2015
Walmart	36%	40%
Excluding stock-based retailer incentive compensation of $0 and $1.9 million for the three months ended March 31, 2016 and 2015, respectively, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2016	2015
Walmart	36%	40%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors, including Walmart, was as follows:

	Three Months Ended March 31,
	2016	2015
Concentration of GPR cards activated (in units)	55%	61%
Concentration of sales of cash transfer products (in units)	74%	81%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheets:

	March 31, 2016	December 31, 2015
Walmart	29%	62%
Three other largest retail distributors, as a group	5%	9%
Note 17—Segment Information
Our operations are comprised of two reportable segments: 1) Account Services and 2) Processing and Settlement Services. We identified our reportable segments based on factors such as how we manage our operations and how our chief operating decision maker views results. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings and uses operating income to assess profitability.
The Account Services segment consists of revenues and expenses derived from our branded and private label deposit account programs. These programs include Green Dot-branded and affinity-branded GPR card accounts, private label GPR card accounts, checking accounts and open-loop gift cards. The Processing and Settlement Services segment consists of revenues and expenses derived from reload services through the Green Dot Network and our tax refund processing services. The Corporate and Other segment primarily consists of eliminations of intersegment revenues and expenses, unallocated corporate expenses, depreciation and amortization, and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$145,140	$91,370	$(8,486)	$228,024
Operating expenses	119,152	39,022	15,364	173,538
Operating income	$25,988	$52,348	$(23,850)	$54,486

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Segment Information (continued)

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
Financial Results and Trends
Our results of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	Change	%
	(In thousands, except percentages)
Total operating revenues	$228,024	$227,165	$859	0.4%
Total operating expenses	173,538	161,269	12,269	7.6%
Net income	32,882	40,813	(7,931)	(19.4)%
Total operating revenues
Our total operating revenues for the three months ended March 31, 2016 were flat compared to the three months ended March 31, 2015. Despite a year-over-year decrease in the number of active cards in our portfolio primarily as a result of our suspension of our MoneyPak PIN product in the first quarter of 2015, our Account Services segment generated greater revenue per number of active cards. We believe this increase is reflective of a higher quality of customers underlying our portfolio as we entered the first quarter of 2016. Our Account Services segment recently began the roll out of a new suite of prepaid card products at our retailers. These new products carry higher unit economics than the existing cards in our portfolio. Given the recent launch, these new products comprised a small portion of the number of active cards in our portfolio and thus had a minimal impact on our first quarter financial results. While we expect our new cards to contribute more to our operating revenues throughout the year, it is difficult to predict the overall impact these new cards will have on our portfolio base until they are fully adopted by our customers.
Total operating revenues from our Processing and Settlement Services segment, which consists of tax refund processing services, cash transfer revenues and MoneyPak fees, were flat for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 on slightly lower number of cash transfers and tax refunds processed. The number of cash transfers was adversely impacted by the suspension of our MoneyPak PIN product in the first quarter of 2015. In April 2016, we announced the re-launch of an enhanced version of our MoneyPak PIN product at certain retailers and expect to continue to roll out at additional retailers throughout the remainder of the year.

While we expect the new version of our MoneyPak product to offset some of the lost revenues in our cash transfer business, it is difficult to anticipate the impact this product will have on the number of cash transfers processed until it is fully in store at all of our retail locations. We believe the year-over-year decline in the number of tax refunds processed to be primarily attributable to the timing of when the refunds are processed by the Internal Revenue Service during the current tax season. We expect the total number of tax refunds processed during the first half of 2016 will be consistent with the prior year. Due to seasonality, our revenues from our tax refund processing services are generated predominantly during the first half of the year and are minimal during the remaining quarters of the year.
Total operating expenses
Our total operating expenses for the three months ended March 31, 2016 increased from the three months ended March 31, 2015 due primarily to an increase in other general and administrative expenses driven by changes in the fair value of our contingent consideration and higher depreciation and amortization associated with our property and equipment. During the three months ended March 31, 2015, we recorded a $7.6 million favorable adjustment to the fair value of contingent consideration related to our acquisitions in 2014. This reduction in fair value was based primarily on the lower likelihood of our tax refund processing business achieving its earn-out performance targets, thereby decreasing our general and administrative expenses for the prior year. There were no fair value adjustments determined necessary for the three months ended March 31, 2016. The impact that this contingent consideration will have on our 2016 financial results will depend upon the financial performance of those acquired subsidiaries. The increase in depreciation and amortization expense is associated with our recent investments in technology to support new product launches and improve our core infrastructure. For additional information on depreciation and amortization related to internal-use software, refer to Note 7 — Property and Equipment in our latest Annual Report on Form 10-K.
We renewed our Walmart MoneyCard agreement in June 2015. The term of the agreement is retroactive to May 1, 2015 and expires on May 1, 2020, with an automatic renewal clause for an additional period of two years, subject to certain terms as discussed in the agreement. Revenues generated under the MoneyCard program represented a substantial portion of our total operating revenues in all periods presented. Under this new agreement, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Additionally, we are rolling out our new suite of prepaid card products and an enhanced version of our MoneyPak PIN product at our retail distributors during the first half of 2016. Consequently, our sales and marketing expenses during the three months ended March 31, 2016 have been and for the first half of 2016 will be materially impacted by the increased commission rate and higher costs of manufacturing and distributing card packages to our retail distributors.
Income tax expense for the three months ended March 31, 2016 was $19.1 million compared to $25.0 million for the three months ended March 31, 2015. Income tax expense decreased from the comparable period primarily as a result of generating lower income before income taxes and an overall lower effective tax rate.

Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 9.71 million and 10.09 million reload transactions in the three months ended March 31, 2016 and 2015, respectively. We review this metric as a measure of the size and scale of our retail cash reload network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through TPG. We processed 8.18 million and 8.52 million tax refund transactions in the three months ended March 31, 2016 and 2015, respectively. Due to seasonality, the number of tax refunds processed are most concentrated during the first half of each year and are minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.75 million and 5.38 million active cards outstanding as of March 31, 2016 and 2015, respectively. We review this metric and the associated revenue per number of active cards as measures of the overall size and scale of our GPR card portfolio and indicators of customer engagement and usage of our products and services.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $6.6 billion and $6.4 billion for the three months ended March 31, 2016 and 2015, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $4.7 billion for each of the three months ended March 31, 2016 and 2015. We use this metric to analyze interchange revenue, which is a key component of our financial performance.

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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2016.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended March 31, 2016 and 2015
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Three Months Ended March 31,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$91,886	40.3%	$87,224	38.4%
Processing and settlement service revenues	81,016	35.5	87,121	38.4
Interchange revenues	55,122	24.2	54,726	24.1
Stock-based retailer incentive compensation	—	—	(1,906)	(0.8)
Total operating revenues	$228,024	100.0%	$227,165	100.0%

Card Revenues and Other Fees — Card revenues and other fees totaled $91.9 million for the three months ended March 31, 2016, an increase of $4.7 million, or 5%, from the comparable period in 2015. The increase was primarily due to higher monthly maintenance fees and ATM fees driven by period-over-period growth in revenue per active card, which we define as operating revenues for our Account Services segment divided by the number of active cards.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $81.0 million for the three months ended March 31, 2016, a decrease of $6.1 million, or 7%, from the comparable period in 2015. The number of cash transfers sold and tax refund transfers processed each decreased period-over-period by approximately 4%. The number of cash transfers sold decreased period-over-period due to the suspension of our MoneyPak PIN product, while our tax refund transfers processed decreased period-over period primarily due to the timing of when tax refunds are processed by the Internal Revenue Service during the current tax season.
Interchange Revenues — Interchange revenues totaled $55.1 million for the three months ended March 31, 2016, an increase of $0.4 million, or 1%, from the comparable period in 2015. The increase was consistent with the period-over-period growth in purchase volume of 1%.
Stock-based Retailer Incentive Compensation — As a result of our repurchase right lapsing in May 2015, we had no stock-based retailer incentive compensation for the three months ended March 31, 2016, a decrease of $1.9 million or 100% with the comparable period in 2015.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$63,864	28.0%	$61,279	27.0%
Compensation and benefits expenses	43,087	18.9	41,354	18.2
Processing expenses	28,513	12.5	30,600	13.5
Other general and administrative expenses	38,074	16.7	28,036	12.4
Total operating expenses	$173,538	76.1%	$161,269	71.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $63.9 million for the three months ended March 31, 2016, an increase of $2.6 million, or 4% from the comparable period in 2015. This increase was primarily the result of a $1.7 million increase in sales commission expenses due in part to the increased sales commission rate we pay Walmart under the new agreement. Sales and marketing expenses also increased as a result of higher advertising expenses and incremental costs of manufacturing and distributing card packages as a result of the new suite of prepaid card products we introduced at our retailers.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $43.1 million for the three months ended March 31, 2016, an increase of $1.7 million or 4% from the comparable period in 2015. This increase was primarily the result of an increase of $1.3 million in employee salaries and related benefits and an increase of $0.4 million in stock-based compensation.
Processing Expenses — Processing expenses totaled $28.5 million for the three months ended March 31, 2016, a decrease of $2.1 million or 7% from the comparable period in 2015. This decrease was primarily the result of rebate incentives received from our card processor, as well as an increase in the volume incentives from the payment networks. The amount of volume incentives we record in future periods will vary based on changes in performance expectations, our actual performance and amendments to existing contracts.
Other General and Administrative Expenses — Other general and administrative expenses totaled $38.1 million for the three months ended March 31, 2016, an increase of $10.1 million or 36%, from the comparable period in 2015. This increase was primarily due to a $7.6 million favorable adjustment associated with the change in fair value of contingent consideration during the three months ended March 31, 2015, which decreased other general and administrative expenses for the prior period. There were no fair value adjustments determined necessary during the three months ended March 31, 2016. Other general and administrative expenses also increased due to period-over-period increases of $2.0 million in depreciation and amortization of property and equipment and $1.1 million in professional expenses.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	2.0
General business credits	(2.6)	(0.7)
Employee stock-based compensation	0.5	0.7
Other	1.0	1.0
Effective tax rate	36.8%	38.0%
Our income tax expense decreased by $5.8 million to $19.1 million for the three months ended March 31, 2016 from the comparable period in 2015 due to a lower pretax income on a period-over period basis and an overall lower effective tax rate. Our effective tax rate decreased to 36.8% from 38.0%, primarily due to an increase in general business credits. Due to the timing of tax legislation, certain general business credits were not available to us in the first nine months of 2015. The business credits were permanently reinstated in the fourth quarter of 2015.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Total cash provided by (used in)
Operating activities	$70,959	$84,496
Investing activities	(25,284)	(80,973)
Financing activities	(78,052)	150,563
(Decrease) increase in unrestricted cash and cash equivalents and federal funds sold	$(32,377)	$154,086
For the three months ended March 31, 2016 and 2015, we financed our operations primarily through our cash flows from operations and certain financing activities. At March 31, 2016, our primary source of liquidity was unrestricted cash and cash equivalents totaling $739.8 million. We also consider our $194.5 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $71.0 million of net cash provided by operating activities in the three months ended March 31, 2016 was primarily the result of $32.9 million of net income, adjusted for certain non-cash operating items of $23.6 million and a decrease in our income tax receivable of $18.6 million. We used our income tax receivable as of December 31, 2015 to cover a portion of our estimated tax payments for the first quarter of 2016. These were offset by decreases in our accounts payable and other accrued liabilities and deferred revenue. Our $84.5 million of net cash provided by operating activities in the three months ended March 31, 2015 was primarily the result of $40.8 million of net income, adjusted for certain non-cash operating expenses of $14.8 million, and a decrease in our income tax receivable of $24.1 million. We used our income tax receivable as of December 31, 2014 to cover a portion of our estimated tax payments for the first quarter of 2015.

Cash Flows from Investing Activities
Our $25.3 million of net cash used in investing activities in the three months ended March 31, 2016 reflects payments for the acquisition of property and equipment of $12.2 million, as well as purchases of available-for-sale investment securities, net of sales and maturities, of $12.5 million. Our $81.0 million of net cash used in investing activities during the three months ended March 31, 2015 reflects payments for a business acquisition and the acquisition of property and equipment of $65.2 million and $14.1 million, respectively.
Cash Flows from Financing Activities
Our $78.1 million of net cash used in financing activities during the three months ended March 31, 2016 was primarily the result of decreases of $15.2 million in customer deposits and $50.1 million in obligations to customers, $5.6 million in repayments of our note payable and $9.0 million used for our stock repurchase program. Our $150.6 million of net cash provided by financing activities during the three months ended March 31, 2015 was primarily the result of a $78.9 million increase in customer deposits and an increase in obligations to customers of $77.3 million, partially offset by $5.6 million in repayments of our note payable.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (3.18% as of March 31, 2016). The balance outstanding on the Term Facility was $116.4 million at March 31, 2016, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at March 31, 2016. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At March 31, 2016, we were in compliance with all such covenants.
Stock Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program. As of March 31, 2016, our Board of Directors had authorized the repurchase of up to $150 million of common stock under this program. The stock repurchase program will continue until otherwise suspended, terminated or modified at any time for any reason by our Board of Directors.
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

In December 2015, we entered into a $10 million agreement to repurchase shares under Rule10b5-1 of the Exchange Act. As of March 31, 2016, we repurchased approximately 0.6 million shares, at an average share price of $16.15 under this plan. Repurchases under this agreement were completed in January 2016.
In February 2016, we entered into an additional ASR with a financial institution. The ASR agreement became effective in April 2016 at which point we were required to make an up-front payment of $50 million in exchange for an initial delivery of approximately 1.9 million shares on April 11, 2016 based on the then current market price of our stock. Final settlement is scheduled to occur during the fourth quarter of 2016 and will be based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount.
After giving effect to our share repurchases during the year, including our ASR subsequent to March 31, 2016, the remaining authorized amount under the current authorization totaled $50 million. We expect to repurchase the remaining $50 million of shares authorized under our repurchase program in 2017.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of and for the three months ended March 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of March 31, 2016 and December 31, 2015, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2016 which management believes would have changed our category as "well capitalized."
The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	331,767	25.1%	4.0%	n/a
Common equity Tier 1 capital	331,767	72.8%	4.5%	n/a
Tier 1 capital	331,767	72.8%	6.0%	6.0%
Total risk-based capital	333,431	73.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	157,118	15.7%	15.0%	15.0%
Common equity Tier 1 capital	157,118	123.2%	4.5%	6.5%
Tier 1 capital	157,118	123.2%	6.0%	8.0%
Total risk-based capital	157,400	123.4%	8.0%	10.0%

	December 31, 2015
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	347,801	25.9%	4.0%	n/a
Common equity Tier 1 capital	347,801	70.7%	4.5%	n/a
Tier 1 capital	347,801	70.7%	6.0%	6.0%
Total risk-based capital	349,396	71.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	152,737	20.4%	15.0%	15.0%
Common equity Tier 1 capital	152,737	132.2%	4.5%	6.5%
Tier 1 capital	152,737	132.2%	6.0%	8.0%
Total risk-based capital	153,164	132.5%	8.0%	10.0%

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
As of March 31, 2016, we had $116.4 million term loan, net of deferred financing costs, outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of March 31, 2016, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Historically, most of our operating revenues were derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 36% for the three months ended March 31, 2016. We expect that Walmart will continue to have a significant impact on our operating revenues in future years, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with our retail distributors have terms that expire at various dates through 2021, and they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2016, interchange revenues represented 24.2% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $468.3 million as of March 31, 2016. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.

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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2016, we had assets subject to settlement risk of $108.7 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our business could be negatively affected by the proxy contest for the election of directors at our annual meeting and other activist shareholder activities.
On March 14, 2016, Harvest Capital Strategies ("Harvest") submitted a notice of its intention to nominate three director candidates for election as Class III directors to our board of directors at our 2016 annual meeting of stockholders and to solicit proxies in support of its nominees. If we are unable to reach an agreement with Harvest relating to the director election or Harvest does not withdraw its nominees before the annual meeting, our business could be adversely affected by the proxy contest because it:

▪	has required and will require us to incur significant legal and other advisor fees and proxy solicitation expenses;

▪	has required and will require significant time and attention from management and the board of directors, directing their attention away from our operations;

▪	could interfere with our ability to identify or pursue strategic alternatives;

▪	could give rise to perceived uncertainties as to our future direction;

▪	could adversely affect our relationships with key business partners;

▪	could result in loss of potential business opportunities;

▪	could make it more difficult to attract and retain qualified personnel; and

▪
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in millions, except per-share amounts) during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	0.5	$16.11	0.5	$100
February 1, 2016 to February 29, 2016	—	—	—	100
March 1, 2016 to March 31, 2016	—	$—	—	100
Total	0.5		0.5	$100

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
(2)
In December 2015, we entered into a $10 million agreement to repurchase shares under Rule 10b5-1 of the Exchange Act. Of this amount, we repurchased approximately $1.7 million, or 0.1 million shares, in December 2015, and the remainder was completed in January 2016. Under this agreement, we repurchased a total of approximately 0.6 million shares at an average price of $16.15.

As discussed in Note 11- Stockholder's Equity to the Consolidated Financial Statements, in February 2016, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock as part of our repurchase program. The ASR agreement became effective in April 2016, at which point we were required to make an up-front payment of $50 million in exchange for an initial delivery of approximately 1.9 million shares on April 11, 2016 based on the then current market price of our stock. The final number of shares received upon settlement for the ASR will be determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR.
After giving effect to our share repurchases during the three months ended March 31, 2016, including our ASR, the remaining authorized amount under the current authorization totaled $50 million.

ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1(1)	2016 Executive Officer Incentive Bonus Plan

10.2(2)	2016-2018 Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.

10.3(3)	Form of executive officer performance-based restricted stock units award agreement.
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

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 31, 2016.

(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.02 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 31, 2016.

(3)	Exhibit 10.3 is incorporated by reference to Exhibit 10.03 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 31, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 10, 2016	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1(1)	2016 Executive Officer Incentive Bonus Plan

10.2(2)	2016-2018 Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.

10.3(3)	Form of executive officer performance-based restricted stock units award agreement.

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

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 31, 2016.

(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.02 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 31, 2016.

(3)	Exhibit 10.3 is incorporated by reference to Exhibit 10.03 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 31, 2016.