Form 10-Q
period 2016-06-30
GREEN DOT CORP
filed 2016-08-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 48,698,939 shares of Class A common stock, par value $.001 per share (which number does not include 1,518,512 shares of Class A common stock issuable upon conversion of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock) as of July 31, 2016.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$570,119	$772,128
Federal funds sold	—	1
Restricted cash	8,921	5,793
Investment securities available-for-sale, at fair value	48,914	49,106
Settlement assets	121,180	69,165
Accounts receivable, net	28,449	42,153
Prepaid expenses and other assets	30,800	30,511
Income tax receivable	—	6,434
Total current assets	808,383	975,291
Investment securities, available-for-sale, at fair value	158,436	132,433
Loans to bank customers, net of allowance for loan losses of $266 and $426 as of June 30, 2016 and December 31, 2015, respectively	5,894	6,279
Prepaid expenses and other assets	3,594	6,416
Property and equipment, net	80,076	78,877
Deferred expenses	6,191	14,509
Net deferred tax assets	3,572	3,864
Goodwill and intangible assets	462,541	473,779
Total assets	$1,528,687	$1,691,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,720	$37,186
Deposits	558,046	652,145
Obligations to customers	35,301	61,300
Settlement obligations	2,947	5,074
Amounts due to card issuing banks for overdrawn accounts	1,531	1,067
Other accrued liabilities	102,305	87,635
Deferred revenue	10,227	22,901
Note payable	20,966	20,966
Income tax payable	4,950	—
Total current liabilities	751,993	888,274
Other accrued liabilities	20,737	37,894
Note payable	90,203	100,686
Net deferred tax liabilities	1,634	1,272
Total liabilities	864,567	1,028,126
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of June 30, 2016 and December 31, 2015; 2 shares issued and outstanding as of June 30, 2016 and December 31, 2015	2	2
Class A common stock, $0.001 par value: 100,000 shares authorized as of June 30, 2016 and December 31, 2015; 48,544 and 50,502 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	49	51
Additional paid-in capital	338,597	379,376
Retained earnings	325,013	284,108
Accumulated other comprehensive income (loss)	459	(215)
Total stockholders’ equity	664,120	663,322
Total liabilities and stockholders’ equity	$1,528,687	$1,691,448
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$84,542	$83,810	$176,428	$171,034
Processing and settlement service revenues	41,887	39,416	122,903	126,537
Interchange revenues	47,059	47,635	102,181	102,361
Stock-based retailer incentive compensation	—	(614)	—	(2,520)
Total operating revenues	173,488	170,247	401,512	397,412
Operating expenses:
Sales and marketing expenses	63,077	55,845	126,941	117,124
Compensation and benefits expenses	41,092	41,461	84,179	82,815
Processing expenses	26,544	27,120	55,057	57,720
Other general and administrative expenses	29,906	38,903	67,980	66,939
Total operating expenses	160,619	163,329	334,157	324,598
Operating income	12,869	6,918	67,355	72,814
Interest income	1,533	1,118	3,834	2,496
Interest expense	(1,408)	(1,549)	(6,189)	(3,045)
Income before income taxes	12,994	6,487	65,000	72,265
Income tax expense	4,968	2,991	24,092	27,956
Net income	8,026	3,496	40,908	44,309
Income attributable to preferred stock	(244)	(99)	(1,226)	(1,263)
Net income available to common stockholders	$7,782	$3,397	$39,682	$43,046

Basic earnings per common share:	$0.16	$0.07	$0.81	$0.83
Diluted earnings per common share:	$0.16	$0.06	$0.79	$0.83
Basic weighted-average common shares issued and outstanding:	48,471	51,811	49,167	51,631
Diluted weighted-average common shares issued and outstanding:	49,818	52,275	50,396	52,104
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$8,026	$3,496	$40,908	$44,309
Other comprehensive income
Unrealized holding gains (losses), net of tax	301	(363)	674	(278)
Comprehensive income	$8,327	$3,133	$41,582	$44,031
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Operating activities
Net income	$40,908	$44,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,623	18,478
Amortization of intangible assets	11,523	11,209
Provision for uncollectible overdrawn accounts	39,787	31,566
Employee stock-based compensation	13,052	11,623
Stock-based retailer incentive compensation	—	2,520
Amortization of premium on available-for-sale investment securities	599	508
Change in fair value of contingent consideration	(5,500)	(7,516)
Amortization of deferred financing costs	767	767
Impairment of capitalized software	136	4,997
Deferred income tax expense	1	12
Changes in operating assets and liabilities:
Accounts receivable, net	(26,269)	(3,765)
Prepaid expenses and other assets	2,533	(3,417)
Deferred expenses	8,318	9,521
Accounts payable and other accrued liabilities	(16,349)	(19,898)
Amounts due to card issuing banks for overdrawn accounts	464	497
Deferred revenue	(12,724)	(10,719)
Income tax payable	11,396	27,424
Other, net	179	56
Net cash provided by operating activities	90,444	118,172

Investing activities
Purchases of available-for-sale investment securities	(79,835)	(126,036)
Proceeds from maturities of available-for-sale securities	53,884	33,531
Proceeds from sales of available-for-sale securities	575	12,935
Increase in restricted cash	(3,128)	(1,253)
Payments for acquisition of property and equipment	(23,980)	(25,042)
Net decrease in loans	385	99
Acquisition, net of cash acquired	—	(65,209)
Net cash used in investing activities	(52,099)	(170,975)

Financing activities
Repayments of borrowings from note payable	(11,250)	(11,250)
Borrowings on revolving line of credit	15,000	30,001
Repayments on revolving line of credit	(15,000)	(30,001)
Proceeds from exercise of options	7,114	1,836
Excess tax benefits from exercise of options	1,235	27
Taxes paid related to net share settlement of equity awards	(3,834)	(1,038)
Net (decrease) increase in deposits	(94,099)	42,680
Net (decrease) increase in obligations to customers	(80,141)	60,929
Contingent consideration payments	(367)	(668)
Repurchase of Class A common stock	(59,013)	—
Net cash (used in) provided by financing activities	(240,355)	92,516

Net (decrease) increase in unrestricted cash, cash equivalents, and federal funds sold	(202,010)	39,713
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	772,129	724,638
Unrestricted cash, cash equivalents, and federal funds sold, end of year	$570,119	$764,351

Cash paid for interest	$5,422	$2,278
Cash paid for income taxes	$11,472	$891
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries) is a pro-consumer technology innovator with a mission to reinvent personal banking for the masses. Our products and services include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; checking account products, such as GoBank, an innovative checking account developed for use via mobile phones that is available at Walmart and online; our proprietary swipe reload and MoneyPak products referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; and tax refund processing services designed to facilitate the secure receipt of a customer's income tax refund.
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
We market our products and services to consumers in the United States. Our products are issued by our wholly-owned subsidiary, Green Dot Bank, and third-party issuing banks including The Bancorp Bank and Sunrise Banks, N.A. We also have multi-year distribution arrangements with many large and medium-sized retailers, including Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, including Blackhawk Network and InComm. We refer to participating retailers collectively as our “retail distributors.” Our tax refund processing services are integrated into the offerings of partnering tax software companies, which enables us to serve approximately 25,000 independent online and in-person tax preparers and accountants nationwide.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the six months ended June 30, 2016. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") that requires financial assets measured at amortized cost be presented at the net amount expected to be collected. Credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited by the amount that the fair value is less than amortized cost. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that will simplify how companies account for certain aspects of share-based payments to employees, including the accounting for income taxes upon vesting or exercise of share-based payments, classification of awards as either equity or liabilities with respect to statutory tax withholding thresholds, accounting for forfeitures, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08"). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements for the ASU is the same as the effective date and transition requirements of ASU 2014-09. We are currently in the process of evaluating the impact of adoption of ASU 2016-08 on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products ("ASU 2016-04"). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. ASU 2016-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of ASU 2016-04 to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-01 may result in a cumulative adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of the provisions of ASU 2016-01, however, we do not expect the adoption of it to have a material impact on our consolidated financial statements.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2016
Corporate bonds	$27,048	$48	$(5)	$27,091
Commercial paper	8,403	5	—	8,408
U.S. Treasury notes	20,808	23	—	20,831
Agency securities	4,018	—	—	4,018
Mortgage-backed securities	120,399	735	(294)	120,840
Municipal bonds	1,570	6	(36)	1,540
Asset-backed securities	24,620	7	(5)	24,622
Total investment securities	$206,866	$824	$(340)	$207,350

December 31, 2015
Corporate bonds	$33,201	$—	$(47)	$33,154
Commercial paper	6,504	3	(2)	6,505
U.S. Treasury notes	17,541	—	(16)	17,525
Agency securities	4,034	—	(19)	4,015
Mortgage-backed securities	100,131	195	(554)	99,772
Municipal bonds	1,954	11	(65)	1,900
Asset-backed securities	18,725	—	(57)	18,668
Total investment securities	$182,090	$209	$(760)	$181,539
As of June 30, 2016 and December 31, 2015, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2016
Corporate bonds	$4,354	$(1)	$1,995	$(4)	$6,349	$(5)
Mortgage-backed securities	19,412	(126)	27,224	(168)	46,636	(294)
Municipal bonds	—	—	960	(36)	960	(36)
Asset-backed securities	5,614	(5)	—	—	5,614	(5)
Total investment securities	$29,380	$(132)	$30,179	$(208)	$59,559	$(340)

December 31, 2015
Corporate bonds	$20,416	$(22)	$10,679	$(25)	$31,095	$(47)
Commercial paper	4,322	(2)	—	—	4,322	(2)
U.S. Treasury notes	17,525	(16)	—	—	17,525	(16)
Agency securities	4,015	(19)	—	—	4,015	(19)
Mortgage-backed securities	53,634	(410)	21,518	(144)	75,152	(554)
Municipal bonds	—	—	1,035	(65)	1,035	(65)
Asset-backed securities	18,668	(57)	—	—	18,668	(57)
Total investment securities	$118,580	$(526)	$33,232	$(234)	$151,812	$(760)
We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2016 or 2015 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Investment Securities (continued)
As of June 30, 2016, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$48,893	$48,914
Due after one year through five years	13,217	13,271
Due after five years through ten years	67	68
Due after ten years	996	960
Mortgage and asset-backed securities	143,693	144,137
Total investment securities	$206,866	$207,350
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Overdrawn account balances due from cardholders	$17,209	$10,198
Reserve for uncollectible overdrawn accounts	(14,506)	(7,999)
Net overdrawn account balances due from cardholders	2,703	2,199

Trade receivables	3,795	10,644
Reserve for uncollectible trade receivables	(244)	(58)
Net trade receivables	3,551	10,586

Receivables due from card issuing banks	9,732	8,852
Fee advances	796	11,621
Other receivables	11,667	8,895
Accounts receivable, net	$28,449	$42,153
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$11,088	$12,580	$7,999	$11,196
Provision for uncollectible overdrawn accounts:
Fees	20,854	13,737	35,705	27,381
Purchase transactions	2,167	2,637	4,082	4,185
Charge-offs	(19,603)	(16,915)	(33,280)	(30,723)
Balance, end of period	$14,506	$12,039	$14,506	$12,039
Note 5—Property and Equipment
We recorded impairment charges of $5.0 million during the three months ended June 30, 2015 and $0.1 million and $5.0 million during the six months ended June 30, 2016 and 2015, respectively, associated with capitalized internal-use software we determined were no longer viable. During the three months ended June 30, 2016, we did not record any impairment charges. The impairment charge is included within other general and administrative expenses in our consolidated statements of operations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2016
Residential	$120	$—	$—	$120	$3,717	$3,837
Commercial	—	—	—	—	357	357
Installment	—	—	—	—	1,966	1,966
Total loans	$120	$—	$—	$120	$6,040	$6,160

Percentage of outstanding	2.0%	—%	—%	2.0%	98.0%	100.0%

December 31, 2015
Residential	$—	$—	$—	$—	$3,863	$3,863
Commercial	—	—	19	19	294	313
Installment	2	—	—	2	2,527	2,529
Total loans	$2	$—	$19	$21	$6,684	$6,705

Percentage of outstanding	—%	—%	0.3%	0.3%	99.7%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the criteria for classification as nonperforming.

	June 30, 2016	December 31, 2015
	(In thousands)
Residential	$411	$366
Commercial	—	19
Installment	244	279
Total loans	$655	$664
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	June 30, 2016		December 31, 2015
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,334	$503	$3,404	$459
Commercial	357	—	294	19
Installment	1,622	344	2,173	356
Total loans	$5,313	$847	$5,871	$834

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$351	$286	$24	$19
Commercial	—	—	257	19
Installment	242	110	241	128
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$278	$340	$426	$444
Provision for loans	—	39	(151)	(34)
Loans charged off	(22)	(9)	(22)	(44)
Recoveries of loans previously charged off	10	7	13	11
Balance, end of period	$266	$377	$266	$377
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
The following table summarizes restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Restricted stock units granted	792	1,070	1,210	1,650
Weighted-average grant-date fair value	$23.10	$15.07	$22.65	$16.10
We issued no stock options during the three and six months ended June 30, 2016 and 2015.
Included in the number of restricted stock units granted during the six months ended June 30, 2016 and 2015 are performance-based restricted stock units of our Class A common stock of 236,973 and 242,587, respectively, that we granted to certain executive employees under our 2010 Equity Incentive Plan.
The total stock-based compensation expense recognized was $7.4 million and $6.4 million for the three months ended June 30, 2016 and 2015, respectively, and $13.1 million and $11.6 million for the six months ended June 30, 2016 and 2015, respectively. Total stock-based compensation expense includes amounts related to awards of stock options and restricted stock units and purchases under our 2010 Employee Stock Purchase Plan.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$430,726	$610,652
Other demand deposits	106,251	23,644
Total non-interest bearing deposit accounts	536,977	634,296
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,008	851
Savings	11,723	8,848
Time deposits, denominations greater than or equal to $100	6,505	6,268
Time deposits, denominations less than $100	1,833	1,882
Total interest-bearing deposit accounts	21,069	17,849
Total deposits	$558,046	$652,145
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2016
(In thousands)
Due in 2016	$1,720
Due in 2017	3,765
Due in 2018	606
Due in 2019	365
Due in 2020	1,320
Thereafter	562
Total time deposits	$8,338
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
As of June 30, 2016 and December 31, 2015, our outstanding debt, net of deferred financing costs of $5.1 million and $5.8 million, respectively, consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Term facility	$111,169	$121,652
Revolving facility	—	—
Total notes payable	$111,169	$121,652
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the six months ended June 30, 2016 and 2015, we made scheduled quarterly principal payments totaling $11.3 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable (continued)
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of June 30, 2016 was 3.21%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2016, we were in compliance with all such covenants.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2016 and 2015 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	2.5
General business credits	(2.6)	(1.1)
Employee stock-based compensation	0.6	1.0
Other	1.0	1.3
Effective tax rate	37.1%	38.7%
The effective tax rate for the six months ended June 30, 2016 and 2015 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock-based compensation. The decrease in the effective tax rate for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to a benefit that we recognized in the first quarter of 2016 related to the permanent reinstatement of general business credits.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2016 and 2015, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (continued)
As of June 30, 2016, we have net operating loss carryforwards of approximately $46.2 million and $31.9 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2017 and 2035. In addition, we have state business tax credits of approximately $5.8 million that can be carried forward indefinitely and other state business tax credits of approximately $0.9 million that will expire 2025.
As of June 30, 2016 and December 31, 2015, we had a liability of $8.3 million and $7.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Beginning balance	$7,371	$6,190
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	889	854
Ending balance	$8,260	$7,044

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$8,260	$7,044
As of June 30, 2016 and December 31, 2015, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.9 million.
Note 11—Stockholders' Equity
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. The stock repurchase program may be carried out at the direction of management, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other legal requirements, and any further limitations that may be established by the Board of Directors. Repurchases may be made through open market purchases, block trades, and in negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and our financial performance. As of June 30, 2016, we have repurchased $100 million of Class A Common Stock under the repurchase program.
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution. In exchange for an up-front payment, the financial institution delivers shares of our Class A Common Stock during the purchase periods of each ASR. Upon settlement, we will either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. The final number of shares received upon settlement for the ASR will be determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. The shares received are retired in the periods they are delivered, but remain authorized for registration and issuance in the future.
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
The following table summarizes our ASR activity since inception of the stock repurchase program:

	Purchase Period End Date	Number of Shares (In thousands)		Average repurchase price per share	ASR Amount (In thousands)
April 2016 ASR (2)	October 2016	1,867	(1)	(1)	$50,000
September 2015 ASR	January 2016	2,342		$17.08	$40,000

(1)
"Number of Shares" represents those shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of our common stock during that period. Final settlement is scheduled to occur in or before October 2016.

(2)
In February 2016, we entered into an ASR agreement with a financial institution. The agreement was not deemed effective until April 2016, at which point we made an up-front payment of $50 million in exchange for approximately 1.9 million shares. The initial shares received are treated as reduction to our total common shares outstanding beginning in April 2016.

Other
In connection with the Repurchase Program, we entered into a repurchase plan in December 2015 under Rule 10b5-1 of the Exchange Act for $10 million. The timing, nature and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. We completed all repurchases under this plan during the first quarter of 2016 and total repurchases amounted to approximately 0.6 million shares at an average price of $16.15.
Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$8,026	$3,496	$40,908	$44,309
Income attributable to preferred stock	(244)	(99)	(1,226)	(1,263)
Income attributable to common stock subject to repurchase	—	(1)	—	(48)
Net income allocated to Class A common stockholders	$7,782	$3,396	$39,682	$42,998
Weighted-average Class A shares issued and outstanding	48,471	51,811	49,167	51,631
Basic earnings per Class A common share	$0.16	$0.07	$0.81	$0.83

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$7,782	$3,396	$39,682	$42,998
Re-allocated earnings	6	1	29	12
Diluted net income allocated to Class A common stockholders	$7,788	$3,397	$39,711	$43,010
Weighted-average Class A shares issued and outstanding	48,471	51,811	49,167	51,631
Dilutive potential common shares:
Stock options	524	272	482	276
Restricted stock units	820	185	745	189
Employee stock purchase plan	3	7	2	8
Diluted weighted-average Class A shares issued and outstanding	49,818	52,275	50,396	52,104
Diluted earnings per Class A common share	$0.16	$0.06	$0.79	$0.83

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Class A common stock
Options to purchase Class A common stock	118	794	176	789
Restricted stock units	5	85	11	96
Conversion of convertible preferred stock	1,519	1,518	1,519	1,516
Total options, restricted stock units and convertible preferred stock	1,642	2,397	1,706	2,401
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
As of June 30, 2016 and December 31, 2015, our assets and liabilities carried at fair value on a recurring basis were as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2016	(In thousands)
Assets
Corporate bonds	$—	$27,091	$—	$27,091
Commercial paper	—	8,408	—	8,408
U.S. Treasury notes	—	20,831	—	20,831
Agency securities	—	4,018	—	4,018
Mortgage-backed securities	—	120,840	—	120,840
Municipal bonds	—	1,540	—	1,540
Asset-backed securities	—	24,622	—	24,622
Total assets	$—	$207,350	$—	$207,350

Liabilities
Contingent consideration	$—	$—	$8,022	$8,022

December 31, 2015
Assets
Corporate bonds	$—	$33,154	$—	$33,154
Commercial paper	—	6,505	—	6,505
U.S. Treasury notes	—	17,525	—	17,525
Agency securities	—	4,015	—	4,015
Mortgage-backed securities	—	99,772	—	99,772
Municipal bonds	—	1,900	—	1,900
Asset-backed securities	—	18,668	—	18,668
Total assets	$—	$181,539	$—	$181,539

Liabilities
Contingent consideration	$—	$—	$13,889	$13,889
We based the fair value of our fixed income securities held as of June 30, 2016 and December 31, 2015 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2016 or 2015.
The following table presents changes in our contingent consideration payable for the three and six months ended June 30, 2016 and 2015, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$13,700	$15,375	$13,889	$23,160
Payments of contingent consideration	(178)	(499)	(367)	(668)
Change in fair value of contingent consideration	(5,500)	100	(5,500)	(7,516)
Balance, end of period	$8,022	$14,976	$8,022	$14,976
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2016 and December 31, 2015 are presented in the table below.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$5,894	$5,231	$6,279	$5,847

Financial Liabilities
Deposits	$558,046	$557,955	$652,145	$652,060
Note payable	$111,169	$111,169	$121,652	$121,652
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
As of June 30, 2016 and December 31, 2015, we had $1.5 million outstanding in standby letters of credit related to our corporate facility lease.
During the three months ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor, which included the migration of our Walmart MoneyCard portfolio. As part of the conversion process, our cardholders experienced limited disruptions in service that resulted in approximately $4.1 million in customer credits and transaction losses incurred by us. These losses have been fully reimbursed by the new third-party processor.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Walmart	46%	48%	41%	42%
Excluding stock-based retailer incentive compensation of $0 and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $0 and $2.5 million for the six months ended June 30, 2016 and 2015, respectively, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Walmart	46%	48%	41%	43%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Significant Customer Concentration (continued)
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors, including Walmart, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Concentration of GPR cards activated (in units)	57%	59%	57%	60%
Concentration of sales of cash transfer products (in units)	73%	81%	73%	81%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheets:

	June 30, 2016	December 31, 2015
Walmart	25%	62%
Three other largest retail distributors, as a group	4%	9%
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
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$135,109	$45,257	$(6,878)	$173,488
Operating expenses	114,959	33,020	12,640	160,619
Operating income	$20,150	$12,237	$(19,518)	$12,869

	Three Months Ended June 30, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$134,772	$42,631	$(7,156)	$170,247
Operating expenses	112,827	30,363	20,139	163,329
Operating income	$21,945	$12,268	$(27,295)	$6,918

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Segment Information (continued)

	Six Months Ended June 30, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$280,249	$136,627	$(15,364)	$401,512
Operating expenses	234,111	72,042	28,004	334,157
Operating income	$46,138	$64,585	$(43,368)	$67,355

	Six Months Ended June 30, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$282,631	$132,807	$(18,026)	$397,412
Operating expenses	230,980	67,220	26,398	324,598
Operating income	$51,651	$65,587	$(44,424)	$72,814
Note 18— Subsequent Event
Upon formation of Green Dot Corporation as a Bank Holding Company in November 2011, we committed to our federal and state regulators that no dividends would be paid by Green Dot Bank, our wholly-owned subsidiary, for 3 years. Our dividend restrictions have ended and in July 2016, the Board of Directors of Green Dot Bank declared a cash dividend payment in the amount of $27 million to Green Dot Corporation. The dividend will be paid in August 2016.

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
Financial Results and Trends
Our results of operations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	%	2016	2015	Change	%
	(In thousands, except percentages)
Total operating revenues	$173,488	$170,247	$3,241	1.9%	$401,512	$397,412	$4,100	1.0%
Total operating expenses	160,619	163,329	(2,710)	(1.7)%	334,157	324,598	9,559	2.9%
Net income	8,026	3,496	4,530	129.6%	40,908	44,309	(3,401)	(7.7)%
Total operating revenues
Our total operating revenues for the three months ended June 30, 2016 increased from the three months ended June 30, 2015 by 2% as a result of improved unit economics in both our Account Services segment, which consists of our branded and private label deposit account programs, and our Processing and Settlement Services segment, which consists of cash transfer revenues, fees assessed on MoneyPaks and tax refund processing services.
Despite a year-over-year decline in the number of active cards in our portfolio of 11%, primarily as a result of our suspension of our MoneyPak PIN product in the first quarter of 2015, our Account Services segment generated greater revenue per number of active cards. We believe this increase is reflective of our portfolio consisting of a greater proportion of higher revenue generating customers as we entered 2016, as compared to 2015, and higher unit economics on our new suite of prepaid card products at our retail distributors that we began rolling out in the first quarter of 2016. Due to the recent launch, these new products comprise a smaller, but increasing portion of the number of active cards in our portfolio. While we expect our new cards to contribute more to our operating revenues throughout the year, the timing of our roll-out of our new suite of prepaid card products at our retail distributors and uncertainty of future customer behavioral patterns make it difficult to predict the overall impact these new cards will have on our portfolio until more historical data becomes available.

Our Processing and Settlement Services segment generated more reload transactions per active card as well as greater revenue per number of cash transfers, despite a year-over-year decline in the number of cash transfers of 2% due to the previous suspension of our MoneyPak PIN product. In April 2016, we announced the re-launch of an enhanced version of our MoneyPak PIN product at certain retailers and expect to continue to roll out at additional retailers throughout the remainder of the year. While we expect the new version of our MoneyPak PIN product to offset some of the lost revenues in our cash transfer business, we do not expect the revenues derived from the new version to reach the size and scale of the previous version as customers have transitioned to our swipe reload method or have switched to other replacement products and it is difficult to anticipate the impact this product will have on the number of cash transfers processed until our relaunch is complete. Our tax refund processing services for the three months ended June 30, 2016 experienced a year-over-year increase in the number of tax refunds processed, primarily attributable to the timing of when the refunds were processed by the Internal Revenue Service during the current tax season. Due to seasonality, our revenues from our tax refund processing services are generated predominantly during the first half of the year and are minimal during the remaining quarters of the year.
Total operating revenues for the six months ended June 30, 2016 also increased from the six months ended June 30, 2015 as a result of improved unit economics in both segments, despite a lower number of active cards and slightly lower cash transfers and number of tax refunds processed. Total operating revenues for the six months ended June 30, 2016 were also favorably impacted by a reduction in stock-based retailer incentive compensation. As further discussed under "Key Components of our Results of Operations," beginning in May 2015, we no longer record stock-based retailer compensation as a result of our repurchase right lapsing completely. There is no additional stock-based retailer compensation under the terms of the renewed Walmart MoneyCard agreement.
Total operating expenses
Our total operating expenses for the three months ended June 30, 2016 decreased from the three months ended June 30, 2015, primarily due to a favorable change in the fair value of our contingent consideration in the current quarter and the absence of approximately $5.0 million of impairment charges incurred during the three months ended June 30, 2015. This decrease was partially offset by an increase in sales and marketing expenses driven by incremental costs of manufacturing and distributing card packages associated with our new suite of prepaid products. Total operating expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 increased primarily as a result of sales and marketing expenses incurred to roll out our new suite of prepaid products.
During the three and six months ended June 30, 2016 we incurred incremental costs of manufacturing and distributing card packages of $7.2 million and $9.1 million, respectively, for the new suite of prepaid card products introduced at our retail distributors, which increased our sales and marketing expenses. While we have now incurred the substantial majority of these product launch costs, we expect that we will continue to incur additional incremental sales and marketing costs for the remainder of 2016 as we continue to roll out our new suite of prepaid card products, including an enhanced version of our MoneyPak PIN product, at our retail distributors. Revenues generated under the MoneyCard program represent a substantial portion of our total operating revenues in all periods presented. We renewed our Walmart MoneyCard agreement in June 2015. Under this new agreement, effective May 1, 2015, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement, which has impacted our year-over-year sales and marketing expenses.
During the three months ended June 30, 2016, we recorded a $5.5 million favorable adjustment to the fair value of contingent consideration related to our previous acquisitions. We recorded a similar adjustment of $7.6 million during the three months ended March 31, 2015. These reductions in fair value were based primarily on the lower likelihood of our tax refund processing business achieving its annual earn-out performance targets, thereby decreasing our general and administrative expenses in the respective periods. The impact that this contingent consideration will have on the remainder of our 2016 financial results will depend upon the financial performance of those acquired subsidiaries.
We expect an increase in other general and administrative expenses due to depreciation and amortization expense associated with our recent investments in technology to support new product launches and improve our core infrastructure. For the six months ended June 30, 2016, depreciation and amortization of property and equipment increased year-over-year $3.1 million. For additional information on depreciation and amortization related to internal-use software, refer to Note 7 — Property and Equipment in our latest Annual Report on Form 10-K.
During the three months ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor, which included the migration of our Walmart MoneyCard portfolio. As part of the conversion process, our cardholders experienced limited disruptions in service that resulted in approximately $4.1 million in customer credits and transaction losses incurred by us. These losses have been fully reimbursed by the new third-party processor. We expect to complete the processor migration in the first half of next year instead of in 2016 as we previously planned. While we expect to be reimbursed for all material costs and other losses we incur this year associated with the delayed processor migration, we may incur additional unreimbursed costs and other losses this year in connection with our processor migration and there can be no assurance that we will be fully reimbursed for any material costs and losses incurred after 2016.
Income tax expense for the three and six months ended June 30, 2016 was $5.0 million and $24.1 million, respectively, compared to $3.0 million and $28.0 million for the three and six months ended June 30, 2015, respectively. Income tax expense increased during the three months ended June 30, 2016 as a result of generating higher income before income taxes, partially offset by a lower effective tax rate. Income tax expense decreased during the six months ended June 30, 2016 as a result of generating lower income before income taxes.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 9.35 million and 9.55 million reload transactions in the three months ended June 30, 2016 and 2015, respectively, and 19.06 million and 19.64 million reload transactions in the six months ended June 30, 2016 and 2015, respectively. We review this metric as a measure of the size and scale of our retail cash reload network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through TPG. We processed 2.18 million and 2.00 million tax refund transactions in the three months ended June 30, 2016 and 2015, respectively, and 10.36 million and 10.52 million tax refund transactions in the six months ended June 30, 2016 and 2015, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.28 million and 4.80 million active cards outstanding as of June 30, 2016 and 2015, respectively. We review this metric and the associated revenue per number of active cards as measures of the overall size and scale of our GPR card portfolio and indicators of customer engagement and usage of our products and services.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $5.4 billion and $5.2 billion for the three months ended June 30, 2016 and 2015, respectively, and $11.9 billion and $11.5 billion for the six months ended June 30, 2016 and 2015, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.9 billion and $3.8 billion for the three months ended June 30, 2016 and 2015, respectively, and $8.6 billion and $8.5 billion for the six months ended June 30, 2016 and 2015, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance.

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
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues and tax refund processing service revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location or purchase and use a MoneyPak. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2016.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended June 30, 2016 and 2015
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Three Months Ended June 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$84,542	48.7%	$83,810	49.2%
Processing and settlement service revenues	41,887	24.1	39,416	23.2
Interchange revenues	47,059	27.2	47,635	28.0
Stock-based retailer incentive compensation	—	—	(614)	(0.4)
Total operating revenues	$173,488	100.0%	$170,247	100.0%

Card Revenues and Other Fees — Card revenues and other fees totaled $84.5 million for the three months ended June 30, 2016, an increase of $0.7 million, or 1%, from the comparable period in 2015. The increase was primarily due to higher monthly maintenance fees and ATM fees driven by period-over-period growth in revenue per active card, which we define as operating revenues for our Account Services segment divided by the number of active cards, despite an 11% decline in the number of active cards. We believe this increase is reflective of our portfolio consisting of a greater proportion of higher revenue generating customers as we entered 2016, as compared to 2015, and higher unit economics on our new suite of prepaid card products at our retail distributors that we began rolling out in the first quarter of 2016. See “Financial Results and Trends” for more information.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $41.9 million for the three months ended June 30, 2016, an increase of $2.5 million, or 6%, from the comparable period in 2015. The increase was driven by a higher number of tax refund transfers processed, which increased period-over period by approximately 9%, primarily due to the timing of when tax refunds were processed by the Internal Revenue Service during the current tax season. Cash transfer revenues were flat year-over-year as a result of higher revenue per transaction on a slightly lower number of cash transfers sold due to a fewer number of fee-free cash transfers.
Interchange Revenues — Interchange revenues totaled $47.1 million for the three months ended June 30, 2016, a decrease of $0.5 million, or 1%, from the comparable period in 2015. The decrease was the result of a lower effective interchange rate earned on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types, and can fluctuate from period to period.
Stock-based Retailer Incentive Compensation — As a result of our repurchase right lapsing in May 2015, we had no stock-based retailer incentive compensation for the three months ended June 30, 2016, a decrease of $0.6 million with the comparable period in 2015.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$63,077	36.4%	$55,845	32.8%
Compensation and benefits expenses	41,092	23.7	41,461	24.4
Processing expenses	26,544	15.3	27,120	15.9
Other general and administrative expenses	29,906	17.2	38,903	22.8
Total operating expenses	$160,619	92.6%	$163,329	95.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $63.1 million for the three months ended June 30, 2016, an increase of $7.3 million, or 13% from the comparable period in 2015. This increase was primarily the result of $7.2 million of incremental costs of manufacturing and distributing card packages as a result of the new suite of prepaid card products we introduced at our retail distributors.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $41.1 million for the three months ended June 30, 2016, a decrease of $0.4 million or 1% from the comparable period in 2015. Employee salaries and related benefits decreased by $1.4 million and partially offset by an increase of $1.0 million in stock-based compensation.
Processing Expenses — Processing expenses totaled $26.5 million for the three months ended June 30, 2016, a decrease of $0.6 million or 2% from the comparable period in 2015. This decrease was primarily the result of rebate incentives received from our card processor, as well as an increase in the volume incentives from the payment networks. The amount of volume incentives we record in future periods will vary based on changes in performance expectations, our actual performance and amendments to existing contracts.
Other General and Administrative Expenses — Other general and administrative expenses totaled $29.9 million for the three months ended June 30, 2016, a decrease of $9.0 million or 23%, from the comparable period in 2015. This decrease was primarily due to an absence in impairment charges during the current period, as we recorded a $5.0 million impairment charge associated with certain internal-use software during the three months ended June 30, 2015, and reductions in the fair value of our contingent consideration of $5.5 million for the three months ended June 30,

2016. This decrease in other general and administrative expenses was offset by a period-over-period increase of $1.1 million in depreciation and amortization of property and equipment. In addition, during the three months ended June 30, 2016, we incurred approximately $1.6 million in expenses in connection with the contested director election at our 2016 Annual Meeting of Stockholders for which there were no corresponding expenses in 2015. See “Financial Results and Trends” for more information on contingent consideration.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	4.1	7.0
General business credits	(2.6)	(5.0)
Employee stock-based compensation	0.7	3.9
Other	1.0	5.2
Effective tax rate	38.2%	46.1%
Our income tax expense increased by $2.0 million to $5.0 million for the three months ended June 30, 2016 from the comparable period in 2015 due to a higher pretax income on a period-over period basis. Our effective tax rate decreased to 38.2% from 46.1%, primarily due to an increase in general business credits. Due to the timing of tax legislation, certain general business credits were not available to us in the first nine months of 2015. The business credits were permanently reinstated in the fourth quarter of 2015.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Six-Month Periods Ended June 30, 2016 and 2015
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Six Months Ended June 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$176,428	43.9%	$171,034	43.0%
Processing and settlement service revenues	122,903	30.6	126,537	31.8
Interchange revenues	102,181	25.5	102,361	25.8
Stock-based retailer incentive compensation	—	—	(2,520)	(0.6)
Total operating revenues	$401,512	100.0%	$397,412	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $176.4 million for the six months ended June 30, 2016, an increase of $5.4 million, or 3%, from the comparable period in 2015. The increase was primarily due to higher monthly maintenance fees and ATM fees driven by period-over-period growth in revenue per active card despite a decline in number of active cards, partially offset by lower new card fees for the comparable periods.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $122.9 million for the six months ended June 30, 2016, a decrease of $3.6 million, or 3%, from the comparable period in 2015. The number of cash transfers sold and tax refund transfers processed each decreased period-over-period. In each case, the decline in transactions were partially offset by higher revenue per transaction. The number of cash transfers sold decreased period-over-period due to the suspension of our MoneyPak PIN product, which was discontinued in the first quarter of 2015 and reintroduced in April 2016.
Interchange Revenues — Interchange revenues totaled $102.2 million for the six months ended June 30, 2016, a decrease of $0.2 million, or 0%, from the comparable period in 2015. The decrease was the result of a lower effective interchange rate earned on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types, and can fluctuate from period to period.
Stock-based Retailer Incentive Compensation — As a result of our repurchase right lapsing in May 2015, we had no stock-based retailer incentive compensation for the six months ended June 30, 2016, a decrease of $2.5 million with the comparable period in 2015.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$126,941	31.6%	$117,124	29.5%
Compensation and benefits expenses	84,179	21.0	82,815	20.8
Processing expenses	55,057	13.7	57,720	14.5
Other general and administrative expenses	67,980	16.9	66,939	16.8
Total operating expenses	$334,157	83.2%	$324,598	81.6%
Sales and Marketing Expenses — Sales and marketing expenses totaled $126.9 million for the six months ended June 30, 2016, an increase of $9.8 million, or 8% from the comparable period in 2015. The increase was primarily the result of $9.1 million of incremental costs of manufacturing and distributing card packages as a result of the new suite of prepaid card products we introduced at our retail distributors. Sales and marketing expenses also increased due to an increase in sales commission expenses due in part to the increased sales commission rate we pay Walmart under the current agreement.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $84.2 million for the six months ended June 30, 2016, an increase of $1.4 million or 2% from the comparable period in 2015. This increase was primarily the result of an increase of $1.4 million in stock-based compensation.
Processing Expenses — Processing expenses totaled $55.1 million for the six months ended June 30, 2016, a decrease of $2.6 million or 5% from the comparable period in 2015. This decrease was primarily the result of rebate incentives received from our card processor, as well as an increase in the volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $68.0 million for the six months ended June 30, 2016, an increase of $1.1 million or 2%, from the comparable period in 2015. This increase was primarily due to a year-over-year increase of $3.1 million in depreciation and amortization of property and equipment and a year-over-year decrease of $2.0 million in gains associated with the change in fair value of contingent consideration. These increases were largely offset by a decrease in impairment charges of approximately $5.0 million associated with the write down of certain internal-use software during the six months ended June 30, 2015. There were no significant impairment charges determined necessary during the six months ended June 30, 2016. In addition, during the six months ended June 30, 2016, we incurred approximately $2.4 million in expenses in connection with the contested director election at our 2016 Annual Meeting of Stockholders for which there were no corresponding expenses in 2015. See “Financial Results and Trends” for more information on contingent consideration.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	2.5
General business credits	(2.6)	(1.1)
Employee stock-based compensation	0.6	1.0
Other	1.0	1.3
Effective tax rate	37.1%	38.7%

Our income tax expense decreased by $3.9 million to $24.1 million for the six months ended June 30, 2016 from the comparable period in 2015 due to a lower pretax income on a period-over period basis and an overall lower effective tax rate. Our effective tax rate decreased to 37.1% from 38.7%, primarily due to an increase in general business credits. Due to the timing of tax legislation, certain general business credits were not available to us in the first nine months of 2015. The business credits were permanently reinstated in the fourth quarter of 2015.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Total cash provided by (used in)
Operating activities	$90,444	$118,172
Investing activities	(52,099)	(170,975)
Financing activities	(240,355)	92,516
(Decrease) increase in unrestricted cash and cash equivalents and federal funds sold	$(202,010)	$39,713
For the six months ended June 30, 2016 and 2015, we financed our operations primarily through our cash flows from operations and certain financing activities. At June 30, 2016, our primary source of liquidity was unrestricted cash and cash equivalents totaling $570.1 million. We also consider our $207.4 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $90.4 million of net cash provided by operating activities in the six months ended June 30, 2016 was primarily the result of $40.9 million of net income, adjusted for certain non-cash operating items of $42.2 million and a decrease in our income tax receivable of $11.4 million. We used our income tax receivable as of December 31, 2015 to cover a portion of our estimated tax payments for the first quarter of 2016. These were offset by decreases in net changes in our working capital assets and liabilities of $4.1 million. Our $118.2 million of net cash provided by operating activities in the six months ended June 30, 2015 was primarily the result of $44.3 million of net income, adjusted for certain non-cash operating items of $42.6 million, decreases in accounts receivable and deferred expenses of $27.8 million and $9.5 million, respectively, and an increase in our income tax payable of $27.4 million. These were offset by decreases in accounts payable and other accrued liabilities and deferred revenue of $19.9 million and $10.7 million, respectively.
Cash Flows from Investing Activities
Our $52.1 million of net cash used in investing activities in the six months ended June 30, 2016 reflects payments for the acquisition of property and equipment of $24.0 million, as well as purchases of available-for-sale investment securities, net of sales and maturities, of $25.4 million. Our $171.0 million of net cash used in investing activities in the six months ended June 30, 2015 reflects payments for a business acquisition and the acquisition of property and equipment of $65.2 million and $25.0 million, respectively, as well as purchases of available-for-sale investment securities, net of sales and maturities, of $79.6 million.
Cash Flows from Financing Activities
Our $240.4 million of net cash used in financing activities during the six months ended June 30, 2016 was primarily the result of decreases of $94.1 million in customer deposits and $80.1 million in obligations to customers, $59.0 million used for our stock repurchase program and $11.3 million in repayments of our note payable. Our $92.5 million of net cash provided by financing activities in the six months ended June 30, 2015 was primarily the result of a $42.7 million increase in customer deposits and an increase in obligations to customers of $60.9 million, partially offset by $11.3 million in repayments of our note payable.

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
Additionally, we may make ongoing cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. Our investment securities may also act as short-term collateral to Green Dot Bank to satisfy any requirements associated with its legal lending limit.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (3.21% as of June 30, 2016). The balance outstanding on the Term Facility was $111.2 million and $121.7 million at June 30, 2016 and December 31, 2015, respectively, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at June 30, 2016. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At June 30, 2016, we were in compliance with all such covenants.
Stock Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $150 million of our common stock. The stock repurchase program will continue until otherwise suspended, terminated or modified at any time for any reason by our Board of Directors.
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
In December 2015, we entered into a $10 million agreement to repurchase shares under Rule10b5-1 of the Exchange Act. As of June 30, 2016, we repurchased approximately 0.6 million shares, at an average share price of $16.15 under this plan. Repurchases under this agreement were completed in January 2016.
In February 2016, we entered into an additional ASR with a financial institution, subject to receiving the consent from the lenders under our Senior Credit Facility. The ASR agreement became effective in April 2016 at which point we were required to make an up-front payment of $50 million in exchange for an initial delivery of approximately 1.9 million shares on April 11, 2016 based on the then current market price of our stock. Final settlement is scheduled to occur during the fourth quarter of 2016 and will be based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount.
After giving effect to share repurchases scheduled to be settled in 2016 subsequent to June 30, 2016, the remaining authorized amount under the current authorization totaled $50 million.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
As of and for the six months ended June 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of June 30, 2016 and December 31, 2015, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2016 which management believes would have changed our category as "well capitalized." As discussed in Note 18 – Subsequent Event in the notes to these unaudited consolidated financial statements in this Form 10-Q, in July 2016, the Board of Directors of Green Dot Bank declared a cash dividend payment in the amount of $27 million to Green Dot Corporation. This subsequent dividend will not change our status as "well capitalized."

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	303,116	24.3%	4.0%	n/a
Common equity Tier 1 capital	303,116	75.9%	4.5%	n/a
Tier 1 capital	303,116	75.9%	6.0%	6.0%
Total risk-based capital	304,830	76.3%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	160,866	19.8%	15.0%	15.0%
Common equity Tier 1 capital	160,866	107.8%	4.5%	6.5%
Tier 1 capital	160,866	107.8%	6.0%	8.0%
Total risk-based capital	161,132	108.0%	8.0%	10.0%

	December 31, 2015
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	347,801	25.9%	4.0%	n/a
Common equity Tier 1 capital	347,801	70.7%	4.5%	n/a
Tier 1 capital	347,801	70.7%	6.0%	6.0%
Total risk-based capital	349,396	71.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	152,737	20.4%	15.0%	15.0%
Common equity Tier 1 capital	152,737	132.2%	4.5%	6.5%
Tier 1 capital	152,737	132.2%	6.0%	8.0%
Total risk-based capital	153,164	132.5%	8.0%	10.0%

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
As of June 30, 2016, we had $111.2 million term loan, net of deferred financing costs, outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of June 30, 2016, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•	our ability to effectively sell our products through online and direct mail marketing initiatives;

•	our ability to obtain timely regulatory approval for strategic initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;

•	the amount and timing of costs related to the development or acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•	disruptions in the performance of our products and services and the associated financial impact thereof;

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
Historically, most of our operating revenues were derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 46% and 41% for the three and six months ended June 30, 2016, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future years, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our operating revenues for a particular period are difficult to predict. Our total operating revenues may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as delays in implementing revenue growth activities or the failure of these activities to generate expected revenues, increased competition within the store locations of many of our largest retail distributors and reputational damage and unreimbursed losses associated with disruption in the performance of our products and services.
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
State and federal legislators and regulatory authorities are increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. In December 2014, the Consumer Financial Protection Bureau, or CFPB, issued a notice of proposed rulemaking requesting comment on proposed amendments to Regulation E, which implements the Electronic Fund Transfer Act and Regulation Z, which implements the Truth in Lending Act. The proposed rules seek to, among other things, create comprehensive consumer protections for prepaid financial products, create a new disclosure regime regarding fees charged for acquiring and using prepaid cards, and impose new requirements on any credit features associated with prepaid accounts. In November 2015, the CFPB updated their regulatory rulemaking agenda and anticipates a final rule in the second half of 2016.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2016, interchange revenues represented 27.2% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success in our branded and private label account programs, as well as our processing and settlement services, depends upon the efficient and error-free handling of the money that is a) collected by our retail distributors and remitted to network acceptance members or the banks that issue our cards, b) remitted from the IRS and states to taxpayers, tax refund preparation partners and the third party processors and c) incoming via direct deposit, such as a customer's payroll check. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, our network acceptance members and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
In the event of a breakdown, a catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), a security breach or malicious attack, an improper operation or any other event impacting our systems or processes, or those of our vendors, or an improper action by our employees, agents or third-party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have taken, including the implementation of disaster recovery plans and redundant computer systems, may not be successful, and we may experience other problems unrelated to system failures. For example, in May 2016 some customers experienced disruptions in service in connection with our ongoing processor conversion despite significant investments in planning and testing on the part of us and our new third-party processor. We may also experience software defects, development delays and installation difficulties, any of which could harm our business and reputation and expose us to potential liability and increased operating expenses. Some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $462.5 million as of June 30, 2016. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2016, we had assets subject to settlement risk of $121.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in millions, except per-share amounts) during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	1.9	$21.43	1.9	$50	(2)
May 1, 2016 to May 31, 2016	—	—	—	50
June 1, 2016 to June 30, 2016	—	$—	—	50
Total	1.9		1.9	$50

(1)	The average price paid per share is calculated on a trade date basis and excludes commission.
(2)
The approximate dollar value of shares that may yet be purchased under the plans or programs is reduced by the $50 million that reflects the aggregate value of the stock held back by Bank of America Merrill Lynch pending final settlement of our accelerated share repurchase agreements with this firm. See Note 11 - Stockholders’ Equity to the Consolidated Financial Statements included herein.

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
After giving effect to share repurchases scheduled to be settled in 2016 subsequent to June 30, 2016, the remaining authorized amount under the current authorization totaled $50 million.

ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

Green Dot Corporation

Date:	August 9, 2016	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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