Form 10-Q
period 2016-09-30
GREEN DOT CORP
filed 2016-11-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 50,192,889 shares of Class A common stock outstanding, par value $.001 per share as of October 31, 2016.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$597,532	$772,128
Federal funds sold	—	1
Restricted cash	40,137	5,793
Investment securities available-for-sale, at fair value	39,352	49,106
Settlement assets	84,918	69,165
Accounts receivable, net	24,879	42,153
Prepaid expenses and other assets	27,800	30,511
Income tax receivable	8,955	6,434
Total current assets	823,573	975,291
Investment securities, available-for-sale, at fair value	180,624	132,433
Loans to bank customers, net of allowance for loan losses of $272 and $426 as of September 30, 2016 and December 31, 2015, respectively	5,697	6,279
Prepaid expenses and other assets	11,358	6,416
Property and equipment, net	81,615	78,877
Deferred expenses	6,210	14,509
Net deferred tax assets	3,471	3,864
Goodwill and intangible assets	456,796	473,779
Total assets	$1,569,344	$1,691,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,457	$37,186
Deposits	592,975	652,145
Obligations to customers	42,280	61,300
Settlement obligations	3,866	5,074
Amounts due to card issuing banks for overdrawn accounts	1,618	1,067
Other accrued liabilities	96,513	87,635
Deferred revenue	10,421	22,901
Note payable	20,966	20,966
Total current liabilities	784,096	888,274
Other accrued liabilities	24,744	37,894
Note payable	84,961	100,686
Net deferred tax liabilities	1,086	1,272
Total liabilities	894,887	1,028,126
Commitments and contingencies (Note 15)
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value (as converted): 10 shares authorized as of September 30, 2016 and December 31, 2015; 0 and 2 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	2
Class A common stock, $0.001 par value: 100,000 shares authorized as of September 30, 2016 and December 31, 2015; 50,380 and 50,502 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	50	51
Additional paid-in capital	346,951	379,376
Retained earnings	327,053	284,108
Accumulated other comprehensive income (loss)	403	(215)
Total stockholders’ equity	674,457	663,322
Total liabilities and stockholders’ equity	$1,569,344	$1,691,448
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$79,056	$71,870	$255,484	$242,904
Processing and settlement service revenues	29,898	28,470	152,801	155,007
Interchange revenues	45,540	46,020	147,721	148,381
Stock-based retailer incentive compensation	—	—	—	(2,520)
Total operating revenues	154,494	146,360	556,006	543,772
Operating expenses:
Sales and marketing expenses	56,668	52,873	183,609	169,997
Compensation and benefits expenses	37,900	40,555	122,079	123,370
Processing expenses	25,703	20,496	80,760	78,216
Other general and administrative expenses	34,740	34,142	102,720	101,081
Total operating expenses	155,011	148,066	489,168	472,664
Operating (loss) income	(517)	(1,706)	66,838	71,108
Interest income	1,637	1,128	5,471	3,624
Interest expense	(1,430)	(1,465)	(7,619)	(4,510)
(Loss) income before income taxes	(310)	(2,043)	64,690	70,222
Income tax (benefit) expense	(2,347)	(2,222)	21,745	25,734
Net income	2,037	179	42,945	44,488
Income attributable to preferred stock	(35)	(5)	(1,102)	(1,269)
Net income available to common stockholders	$2,002	$174	$41,843	$43,219

Basic earnings per common share:	$0.04	$—	$0.85	$0.84
Diluted earnings per common share:	$0.04	$—	$0.83	$0.83
Basic weighted-average common shares issued and outstanding:	49,439	51,576	49,258	51,612
Diluted weighted-average common shares issued and outstanding:	50,709	52,361	50,510	52,161
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$2,037	$179	$42,945	$44,488
Other comprehensive income
Unrealized holding gains (losses), net of tax	(56)	315	618	37
Comprehensive income	$1,981	$494	$43,563	$44,525
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Operating activities
Net income	$42,945	$44,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	30,794	28,061
Amortization of intangible assets	17,272	17,124
Provision for uncollectible overdrawn accounts	58,694	46,480
Provision for uncollectible trade receivables	1,520	—
Employee stock-based compensation	20,941	19,076
Stock-based retailer incentive compensation	—	2,520
Amortization of premium on available-for-sale investment securities	1,000	821
Change in fair value of contingent consideration	(5,500)	(7,516)
Amortization of deferred financing costs	1,151	1,151
Impairment of capitalized software	137	5,739
Deferred income tax expense	(389)	29
Changes in operating assets and liabilities:
Accounts receivable, net	(43,267)	(17,263)
Prepaid expenses and other assets	(1,699)	(11,317)
Deferred expenses	8,299	11,347
Accounts payable and other accrued liabilities	(17,609)	(29,030)
Amounts due to card issuing banks for overdrawn accounts	551	(244)
Deferred revenue	(12,555)	(14,293)
Income tax receivable/payable	(2,463)	16,670
Other, net	318	(94)
Net cash provided by operating activities	100,140	113,749

Investing activities
Purchases of available-for-sale investment securities	(123,447)	(175,857)
Proceeds from maturities of available-for-sale securities	83,031	57,309
Proceeds from sales of available-for-sale securities	1,322	24,289
Increase in restricted cash	(34,344)	(918)
Payments for acquisition of property and equipment	(33,266)	(37,372)
Net decrease (increase) in loans	582	(57)
Acquisition, net of cash acquired	—	(65,209)
Net cash used in investing activities	(106,122)	(197,815)

Financing activities
Repayments of borrowings from note payable	(16,875)	(16,875)
Borrowings on revolving line of credit	25,000	30,001
Repayments on revolving line of credit	(25,000)	(30,001)
Proceeds from exercise of options	9,410	2,077
Excess tax benefits from exercise of options	1,894	158
Taxes paid related to net share settlement of equity awards	(6,325)	(3,333)
Net decrease in deposits	(59,170)	(65,379)
Net (decrease) increase in obligations to customers	(35,981)	90,817
Contingent consideration payments	(2,555)	(882)
Repurchase of Class A common stock	(59,013)	(40,000)
Net cash used in financing activities	(168,615)	(33,417)

Net decrease in unrestricted cash, cash equivalents, and federal funds sold	(174,597)	(117,483)
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	772,129	724,638
Unrestricted cash, cash equivalents, and federal funds sold, end of year	$597,532	$607,155

Cash paid for interest	$6,467	$3,359
Cash paid for income taxes	$22,626	$9,324
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
Our products and services are available to consumers through a large-scale "branchless bank" distribution network of approximately 100,000 U.S. locations, including retailers, neighborhood financial service center locations and tax preparation offices, as well as online, in the leading app stores and through leading online tax preparation providers. The Green Dot Network enables consumers to use cash to reload our prepaid debit cards or to transfer cash to any of our Green Dot Network acceptance members, including competing prepaid card programs and other online accounts. We are also the tax refund processing service provider for several leading consumer tax preparation companies.
We market our products and services to consumers in the United States. Our products are issued by our wholly-owned subsidiary, Green Dot Bank, and third-party issuing banks including The Bancorp Bank and Sunrise Banks, N.A. We also have multi-year distribution arrangements with many large and medium-sized retailers, including Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, including Blackhawk Network and InComm. We refer to participating retailers collectively as our “retail distributors.” Our tax refund processing services are integrated into the offerings of partnering tax software companies, which enables us to serve approximately 27,000 independent online and in-person tax preparers and accountants nationwide.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2015 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2016. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect of ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2016
Corporate bonds	$20,454	$28	$(5)	$20,477
Commercial paper	13,383	5	(2)	13,386
U.S. Treasury notes	21,560	10	(4)	21,566
Agency securities	4,010	—	—	4,010
Mortgage-backed securities	124,025	603	(351)	124,277
Municipal bonds	1,471	28	(5)	1,494
Asset-backed securities	34,748	34	(16)	34,766
Total investment securities	$219,651	$708	$(383)	$219,976

December 31, 2015
Corporate bonds	$33,201	$—	$(47)	$33,154
Commercial paper	6,504	3	(2)	6,505
U.S. Treasury notes	17,541	—	(16)	17,525
Agency securities	4,034	—	(19)	4,015
Mortgage-backed securities	100,131	195	(554)	99,772
Municipal bonds	1,954	11	(65)	1,900
Asset-backed securities	18,725	—	(57)	18,668
Total investment securities	$182,090	$209	$(760)	$181,539
As of September 30, 2016 and December 31, 2015, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2016
Corporate bonds	$4,811	$(3)	$1,998	$(2)	$6,809	$(5)
Commercial paper	1,987	(2)	—	—	1,987	(2)
US Treasury notes	8,057	(4)	—	—	8,057	(4)
Mortgage-backed securities	21,058	(96)	40,389	(255)	61,447	(351)
Municipal bonds	—	—	250	(5)	250	(5)
Asset-backed securities	18,338	(16)	—	—	18,338	(16)
Total investment securities	$54,251	$(121)	$42,637	$(262)	$96,888	$(383)

December 31, 2015
Corporate bonds	$20,416	$(22)	$10,679	$(25)	$31,095	$(47)
Commercial paper	4,322	(2)	—	—	4,322	(2)
U.S. Treasury notes	17,525	(16)	—	—	17,525	(16)
Agency securities	4,015	(19)	—	—	4,015	(19)
Mortgage-backed securities	53,634	(410)	21,518	(144)	75,152	(554)
Municipal bonds	—	—	1,035	(65)	1,035	(65)
Asset-backed securities	18,668	(57)	—	—	18,668	(57)
Total investment securities	$118,580	$(526)	$33,232	$(234)	$151,812	$(760)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Investment Securities (continued)
We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2016 or 2015 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2016, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$39,341	$39,352
Due after one year through five years	21,256	21,280
Due after five years through ten years	67	68
Due after ten years	910	929
Mortgage and asset-backed securities	158,077	158,347
Total investment securities	$219,651	$219,976
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 4—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Overdrawn account balances due from cardholders	$14,723	$10,198
Reserve for uncollectible overdrawn accounts	(11,791)	(7,999)
Net overdrawn account balances due from cardholders	2,932	2,199

Trade receivables	2,005	10,644
Reserve for uncollectible trade receivables	(211)	(58)
Net trade receivables	1,794	10,586

Receivables due from card issuing banks	10,183	8,852
Fee advances	1,543	11,621
Other receivables	8,427	8,895
Accounts receivable, net	$24,879	$42,153
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$14,506	$12,039	$7,999	$11,196
Provision for uncollectible overdrawn accounts:
Fees	17,299	13,012	53,003	40,393
Purchase transactions	1,609	1,902	5,691	6,087
Charge-offs	(21,623)	(16,410)	(54,902)	(47,133)
Balance, end of period	$11,791	$10,543	$11,791	$10,543
Additionally, during the three months ended September 30, 2016, we recorded a write-off of approximately $1.5 million for a prior period receivable that we determined to be uncollectible.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Property and Equipment
During the three months ended September 30, 2016, we did not incur any impairment charges. We recorded impairment charges of $0.7 million during the three months ended September 30, 2015 and $0.1 million and $5.7 million during the nine months ended September 30, 2016 and 2015, respectively, associated with capitalized internal-use software we determined were no longer viable. The impairment charges are included within other general and administrative expenses in our consolidated statements of operations.
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2016
Residential	$4	$—	$—	$4	$3,774	$3,778
Commercial	—	—	—	—	323	323
Installment	15	—	—	15	1,839	1,854
Other	—	—	—	—	14	14
Total loans	$19	$—	$—	$19	$5,950	$5,969

Percentage of outstanding	0.3%	—%	—%	0.3%	99.7%	100.0%

December 31, 2015
Residential	$—	$—	$—	$—	$3,863	$3,863
Commercial	—	—	19	19	294	313
Installment	2	—	—	2	2,527	2,529
Total loans	$2	$—	$19	$21	$6,684	$6,705

Percentage of outstanding	—%	—%	0.3%	0.3%	99.7%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the criteria for classification as nonperforming.

	September 30, 2016	December 31, 2015
	(In thousands)
Residential	$379	$341
Commercial	—	19
Installment	1	5
Total loans	$380	$365
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

	September 30, 2016		December 31, 2015
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,077	$701	$3,404	$459
Commercial	323	—	294	19
Installment	1,524	330	2,173	356
Other	14	—	—	—
Total loans	$4,938	$1,031	$5,871	$834
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$399	$325	$365	$298
Commercial	—	—	257	19
Installment	231	104	284	140
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$266	$377	$426	$444
Provision for loans	—	—	(151)	(38)
Loans charged off	(2)	—	(24)	(44)
Recoveries of loans previously charged off	8	36	21	51
Balance, end of period	$272	$413	$272	$413
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
The following table summarizes restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Restricted stock units granted	556	55	1,772	1,705
Weighted-average grant-date fair value	$22.75	$18.85	$22.68	$16.18

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Employee Stock-Based Compensation (continued)
We issued no stock options during the three and nine months ended September 30, 2016 and 2015.
Included in the number of restricted stock units granted during the three months ended September 30, 2016 are 175,000 of performance-based restricted stock units of our Class A common stock that we granted certain executive employees under our 2010 Equity Incentive Plan. For the nine months ended September 30, 2016 and 2015, there were performance-based restricted stock units of 411,973 and 242,587, respectively, included in the number of restricted stock grant units granted.
The total stock-based compensation expense recognized was $7.9 million and $7.5 million for the three months ended September 30, 2016 and 2015, respectively, and $20.9 million and $19.1 million for the nine months ended September 30, 2016 and 2015, respectively. Total stock-based compensation expense includes amounts related to awards of stock options, restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$534,900	$610,652
Other demand deposits	36,752	23,644
Total non-interest bearing deposit accounts	571,652	634,296
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,342	851
Savings	11,794	8,848
Time deposits, denominations greater than or equal to $100	6,488	6,268
Time deposits, denominations less than $100	1,699	1,882
Total interest-bearing deposit accounts	21,323	17,849
Total deposits	$592,975	$652,145
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2016
(In thousands)
Due in 2016	$1,035
Due in 2017	3,985
Due in 2018	658
Due in 2019	373
Due in 2020	1,568
Thereafter	568
Total time deposits	$8,187

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable
In October 2014, we entered into a $225.0 million secured credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The credit agreement provides for 1) a $75.0 million five years revolving facility (the "Revolving Facility") and 2) a five years $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the “Senior Credit Facility"). The credit agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million.
As of September 30, 2016 and December 31, 2015, our outstanding debt, net of deferred financing costs of $4.7 million and $5.8 million, respectively, consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Term facility	$105,927	$121,652
Revolving facility	—	—
Total notes payable	$105,927	$121,652
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the nine months ended September 30, 2016 and 2015, we made scheduled quarterly principal payments totaling $16.9 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of September 30, 2016 was 3.27%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.0 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.0 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At September 30, 2016, we were in compliance with all such covenants.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2016 and 2015 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	2.6
General business credits	(3.5)	(1.3)
Employee stock-based compensation	0.6	1.0
Transaction costs	—	(1.9)
Other	(0.1)	1.2
Effective tax rate	33.6%	36.6%
The effective tax rate for the nine months ended September 30, 2016 and 2015 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock-based compensation. The decrease in the effective tax rate for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily due to the reversal of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of statute of limitations and settlement with certain taxing jurisdictions, included in general business credits.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2016 and 2015, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the five-months ended December 31, 2009 and the years ended December 31, 2010, through 2015. We generally remain subject to examination of our various state income tax returns for a period of three to four years from the respective dates the returns were filed.
As of September 30, 2016, we have net operating loss carryforwards of approximately $46.2 million and $31.9 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2017 and 2035. In addition, we have state business tax credits of approximately $5.8 million that can be carried forward indefinitely and other state business tax credits of approximately $0.9 million that will expire 2025.
As of September 30, 2016 and December 31, 2015, we had a liability of $7.2 million and $7.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Beginning balance	$7,371	$6,189
Increases related to positions taken during prior years	135	423
Increases related to positions taken during the current year	888	688
Decreases related to positions settled with tax authorities	(1,106)	—
Decreases as a result of a lapse of applicable statute of limitations	$(109)	$—
Ending balance	$7,179	$7,300

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$7,179	$7,300
As of September 30, 2016 and December 31, 2015, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.9 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders' Equity
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. The stock repurchase program may be carried out at the direction of management, subject to the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other legal requirements, and any further limitations that may be established by the Board of Directors. Repurchases may be made through open market purchases, block trades, and in negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and our financial performance. As of September 30, 2016, we have repurchased $100 million of Class A Common Stock under the repurchase program.
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
The following table summarizes our ASR activity since inception of the stock repurchase program:

	Purchase Period End Date	Number of Shares (In thousands)	Average repurchase price per share	ASR Amount (In thousands)
April 2016 ASR (1)	October 2016	2,219	$22.54	$50,000
September 2015 ASR	January 2016	2,342	$17.08	$40,000

(1)
In February 2016, we entered into an ASR agreement with a financial institution. The agreement was not effective until April 2016, at which point we made an up-front payment of $50 million. The initial 1.9 million shares received were treated as reduction to our total common shares outstanding beginning in April 2016. The ASR settled in October 2016 at which point we received an additional 0.3 million shares

Other
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders' Equity (continued)
Convertible Preferred Stock
During the three months ended September 30, 2016, 1,518 shares of our Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") converted into 1,518,512 shares of Class A Common Stock. As of September 30, 2016, there were no longer any shares of our Series A Convertible Preferred Stock outstanding. For more information regarding our Series A Preferred Stock, see Note 11–Stockholders' Equity to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2015.
Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$2,037	$179	$42,945	$44,488
Income attributable to preferred stock	(35)	(5)	(1,102)	(1,269)
Income attributable to common stock subject to repurchase	—	—	—	(32)
Net income allocated to Class A common stockholders	$2,002	$174	$41,843	$43,187
Weighted-average Class A shares issued and outstanding	49,439	51,576	49,258	51,612
Basic earnings per Class A common share	$0.04	$—	$0.85	$0.84

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$2,002	$174	$41,843	$43,187
Re-allocated earnings	1	—	27	13
Diluted net income allocated to Class A common stockholders	$2,003	$174	$41,870	$43,200
Weighted-average Class A shares issued and outstanding	49,439	51,576	49,258	51,612
Dilutive potential common shares:
Stock options	532	375	508	291
Restricted stock units	726	383	737	236
Employee stock purchase plan	12	27	7	22
Diluted weighted-average Class A shares issued and outstanding	50,709	52,361	50,510	52,161
Diluted earnings per Class A common share	$0.04	$—	$0.83	$0.83
For the periods presented, we excluded all shares of convertible preferred stock and certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Class A common stock
Options to purchase Class A common stock	71	492	142	681
Restricted stock units	—	11	8	33
Conversion of convertible preferred stock	859	1,519	1,297	1,517
Total options, restricted stock units and convertible preferred stock	930	2,022	1,447	2,231

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
As of September 30, 2016 and December 31, 2015, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2016	(In thousands)
Assets
Corporate bonds	$—	$20,477	$—	$20,477
Commercial paper	—	13,386	—	13,386
U.S. Treasury notes	—	21,566	—	21,566
Agency securities	—	4,010	—	4,010
Mortgage-backed securities	—	124,277	—	124,277
Municipal bonds	—	1,494	—	1,494
Asset-backed securities	—	34,766	—	34,766
Total assets	$—	$219,976	$—	$219,976

Liabilities
Contingent consideration	$—	$—	$5,834	$5,834

December 31, 2015
Assets
Corporate bonds	$—	$33,154	$—	$33,154
Commercial paper	—	6,505	—	6,505
U.S. Treasury notes	—	17,525	—	17,525
Agency securities	—	4,015	—	4,015
Mortgage-backed securities	—	99,772	—	99,772
Municipal bonds	—	1,900	—	1,900
Asset-backed securities	—	18,668	—	18,668
Total assets	$—	$181,539	$—	$181,539

Liabilities
Contingent consideration	$—	$—	$13,889	$13,889
We based the fair value of our fixed income securities held as of September 30, 2016 and December 31, 2015 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2016 or 2015.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)
The following table presents changes in our contingent consideration payable for the three and nine months ended September 30, 2016 and 2015, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$8,022	$14,976	$13,889	$23,160
Payments of contingent consideration	(2,188)	(214)	(2,555)	(882)
Change in fair value of contingent consideration	—	—	(5,500)	(7,516)
Balance, end of period	$5,834	$14,762	$5,834	$14,762
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
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2016 and December 31, 2015 are presented in the table below.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$5,697	$5,050	$6,279	$5,847

Financial Liabilities
Deposits	$592,975	$592,892	$652,145	$652,060
Note payable	$105,927	$105,927	$121,652	$121,652
Note 15—Commitments and Contingencies
Litigation and Claims
In the ordinary course of business, we are a party to various legal proceedings, including, from time to time, actions which are asserted to be maintainable as class action suits. We review these actions on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and use that information when making accrual and disclosure decisions. We have provided reserves where necessary for all claims and, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or, if not covered, we do not expect the outcome in any legal proceedings, individually or collectively, to have a material adverse impact on our financial condition or results of operations.
During the three months ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor. As part of the conversion process, a small percentage of our active cardholders experienced limited disruptions in service that resulted in losses to us including, but not limited to, approximately $4.1 million in specific credits we paid to our customers and specific cardholder transaction losses incurred by us as a result of the service disruption. These specific losses have been fully reimbursed by our new third-party processor, while other expenses we incurred as a result of the disruption in service were not reimbursed to us.
As a result of this limited disruption in service, two putative class action complaints were filed during the three months ended June 30, 2016. Any settlement amount paid to resolve the consolidated class actions will be borne equally between us and our new third-party card processor. During the three months ended September 30, 2016, we recorded an estimated accrual of approximately $2.8 million, which represents our portion of the estimated total settlement amount inclusive of legal fees, of which our insurance carrier has agreed to reimburse us for up to approximately $2.3 million. We recorded these amounts in other accrued liabilities and account receivable, respectively, on our consolidated balance sheet as of September 30, 2016.
Other Matters
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
As of September 30, 2016 and December 31, 2015, we had $1.5 million outstanding in standby letters of credit issued by a financial institution related to our corporate facility lease. We have provided cash collateral for these outstanding letters of credit as of September 30, 2016 and December 31, 2015.
As of September 30, 2016 and December 31, 2015, we had restricted cash balances of $40.1 million and $5.8 million. The increase in restricted cash during the three months ended September 30, 2016 was associated with funds required to collateralize a prefunding obligation with a counter-party.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Walmart	49%	50%	43%	44%
Excluding stock-based retailer incentive compensation of $2.5 million for the nine months ended September 30, 2015, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows (stock-based retailer incentive compensation no longer incurred beginning May 2015):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Walmart	49%	50%	43%	45%
The concentration of GPR cards activated (in units) and the concentration of sales of cash transfer products (in units) derived from our products sold at our four largest retail distributors, including Walmart, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Concentration of GPR cards activated (in units)	58%	61%	57%	60%
Concentration of sales of cash transfer products (in units)	71%	81%	73%	82%
Settlement assets derived from our products sold at our four largest retail distributors comprised the following percentages of the settlement assets recorded on our consolidated balance sheets:

	September 30, 2016	December 31, 2015
Walmart	53%	62%
Three other largest retail distributors, as a group	7%	9%

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
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$128,196	$32,919	$(6,621)	$154,494
Operating expenses	105,165	32,151	17,695	155,011
Operating income	$23,031	$768	$(24,316)	$(517)

	Three Months Ended September 30, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$121,655	$31,444	$(6,739)	$146,360
Operating expenses	101,398	29,437	17,231	148,066
Operating income	$20,257	$2,007	$(23,970)	$(1,706)

	Nine Months Ended September 30, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$408,445	$169,546	$(21,985)	$556,006
Operating expenses	339,276	104,193	45,699	489,168
Operating income	$69,169	$65,353	$(67,684)	$66,838

	Nine Months Ended September 30, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$404,286	$164,251	$(24,765)	$543,772
Operating expenses	332,378	96,658	43,628	472,664
Operating income	$71,908	$67,593	$(68,393)	$71,108

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
Overview
Green Dot Corporation, along with its wholly owned subsidiaries, is a pro-consumer financial technology innovator with a mission to reinvent personal banking for the masses. We are a leading provider of reloadable prepaid debit cards and cash reload processing services in the United States. We are also a leader in mobile technology and mobile banking with our award-winning GoBank mobile checking account. Additionally, we are the largest processor of tax refund disbursements in the U.S. Our products and services are available to consumers through a large-scale "branchless bank" distribution network of approximately 100,000 U.S. locations, including retailers, neighborhood financial service center locations and tax preparation offices, as well as online, in the leading app stores and through leading online tax preparation providers.
Financial Results and Trends
Our results of operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
	(In thousands, except percentages)
Total operating revenues	$154,494	$146,360	$8,134	5.6%	$556,006	$543,772	$12,234	2.2%
Total operating expenses	155,011	148,066	6,945	4.7%	489,168	472,664	16,504	3.5%
Net income	2,037	179	1,858	1,038.0%	42,945	44,488	(1,543)	(3.5)%
Total operating revenues
Our total operating revenues for the three months ended September 30, 2016 increased from the three months ended September 30, 2015 by 6% as a result of the increasing quality of customers within our active card base and improved unit economics on our new suite of prepaid card products within our Account Services segment, which consists of our branded and private label deposit account programs. Total operating revenues also increased as a result of improved unit economics in our Processing and Settlement Services segment, which consists of cash transfer revenues, fees assessed on MoneyPaks and tax refund processing services.
Despite a year-over-year decline in the number of active cards in our portfolio of 9%, primarily as a result of our suspension of our MoneyPak PIN product in the first quarter of 2015, our Account Services segment generated greater revenue per number of active cards. We believe this increase reflects a shift in the mix of our active card portfolio toward higher revenue generating customers as compared to 2015, evidenced by our gross dollar volume and purchase volume metrics increasing year-over-year, and cards with higher unit economics that we began rolling out in the first quarter of 2016 at retail distributors.
Our Processing and Settlement Services segment generated more reload transactions per active card, as well as greater revenue per number of cash transfers, despite a year-over-year decline in the number of cash transfers of 2% due to the previous suspension of our MoneyPak PIN product. In April 2016, we announced the re-launch of an enhanced version of our MoneyPak PIN product at certain retailers and expect to continue to roll out at additional retailers throughout the remainder of the year. While we expect the new version of our MoneyPak PIN product to offset some of the lost revenues in our cash transfer business, we do not expect the revenues derived from the new version to reach the size and scale of the previous version as customers have transitioned to our swipe reload method or have switched to other replacement products and it is difficult to anticipate the impact this product will have on the number of cash transfers processed.
Total operating revenues for the nine months ended September 30, 2016 also increased from the nine months ended September 30, 2015 for the reasons aforementioned, despite a lower number of active cards and slightly lower cash transfers and number of tax refunds processed. Total operating revenues for the nine months ended September 30, 2016 were also favorably impacted by a reduction in stock-based retailer incentive compensation, which was recognized as contra-revenue. As further discussed under "Key Components of our Results of Operations," beginning in May 2015, we no longer record stock-based retailer compensation as a result of our repurchase right lapsing completely.
Total operating expenses
Our total operating expenses for the three months ended September 30, 2016 increased from the three months ended September 30, 2015, primarily due to increases in processing expenses as a result of higher volume of purchase and ATM transactions initiated by our cardholders and lower rebate incentives received from our payment networks compared to the prior year, as well as an increase in sales and marketing expenses driven by incremental costs of manufacturing and distributing card packages associated with our new suite of prepaid products. Total operating expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 also increased primarily as a result of sales and marketing expenses incurred to roll out our new suite of prepaid products. During the three and nine months ended September 30, 2016 we incurred incremental costs of manufacturing and distributing card packages of $2.3 million and $11.4 million, respectively, for the new suite of prepaid card products being introduced at our retail distributors. While we have now incurred all of the anticipated costs from our product relaunch, these expenses have significantly impacted our sales and marketing expenses year-over-year.
Revenues generated under the MoneyCard program represent a sizable portion of our total operating revenues in all periods presented. We renewed our Walmart MoneyCard agreement in June 2015. Under this new agreement, effective May 1, 2015, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement, which has impacted our year-over-year sales and marketing expenses on a year-to-date basis.
During the three months ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor. As part of the conversion process, a small percentage of our active cardholders experienced limited disruptions in service that resulted in losses to us including, but not limited to, approximately $4.1 million in specific credits we paid to our customers and specific cardholder transaction losses incurred by us as a result of the service disruption. These specific losses have been fully reimbursed by our new third-party processor, while other expenses we incurred as a result of the disruption in service were not reimbursed to us. We furthermore incurred additional expenses in Q2 and Q3 and will incur additional expenses in Q4 related to the need to continue to support customer accounts on both the legacy third party processor and new third party processor due to delays in the planned migration schedule to the new third party processor as a result of these service disruptions. These losses have been materially reimbursed by the new third-party processor for the Q2 and Q3 periods and we expect will be materially reimbursed for additional associated expenses incurred in Q4. We expect to complete the processor migration in the first half of next year instead of in 2016 as we previously planned. There can be no assurance that we will be fully or even partially reimbursed for any material costs and losses incurred as a result of these third party processor migration delays after 2016.
We recorded an income tax benefit and income tax expense for the three and nine months ended September 30, 2016 of $2.3 million and $21.7 million, respectively, compared to an income tax benefit and income tax expense of $2.2 million and $25.7 million for the three and nine months ended September 30, 2015, respectively. Income tax expense decreased during the nine months ended September 30, 2016 as a result of generating lower income before income taxes and a lower effective tax rate.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 9.36 million and 9.53 million reload transactions in the three months ended September 30, 2016 and 2015, respectively, and 28.42 million and 29.17 million reload transactions in the nine months ended September 30, 2016 and 2015, respectively. We review this metric as a measure of the size and scale of our retail cash reload network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through TPG. We processed 0.10 million tax refund transactions in each of the three months ended September 30, 2016 and 2015 and 10.46 million and 10.62 million tax refund transactions in the nine months ended September 30, 2016 and 2015, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.09 million and 4.51 million active cards outstanding as of September 30, 2016 and 2015, respectively. We review this metric and the associated revenue per number of active cards as measures of the overall size and scale of our GPR card portfolio and indicators of customer engagement and usage of our products and services.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $5.3 billion and $5.0 billion for the three months ended September 30, 2016 and 2015, respectively, and $17.3 billion and $16.6 billion for the nine months ended September 30, 2016 and 2015, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $3.8 billion and $3.7 billion for the three months ended September 30, 2016 and 2015, respectively, and $12.3 billion and $12.2 billion for the nine months ended September 30, 2016 and 2015, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance.

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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processors that maintains the records of our customers' accounts and processes transaction authorizations and postings for us, and the third-party banks that issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services. Bank fees generally vary based on the total number of tax refund transfers processed.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended September 30, 2016 and 2015
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Three Months Ended September 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$79,056	51.2%	$71,870	49.1%
Processing and settlement service revenues	29,898	19.4	28,470	19.4
Interchange revenues	45,540	29.4	46,020	31.5
Total operating revenues	$154,494	100.0%	$146,360	100.0%

Card Revenues and Other Fees — Card revenues and other fees totaled $79.1 million for the three months ended September 30, 2016, an increase of $7.2 million, or 10%, from the comparable period in 2015. We believe this increase in revenue reflects a shift in the mix of our legacy active card portfolio toward higher revenue generating customers compared to 2015 and and new cards which began selling in Q1 of this year having higher unit economics than the card products these new cards replaced. These factors are contributing to the period-over-period growth in revenue per active card, which we define as operating revenues for our Account Services segment divided by the number of active cards, despite a 9% decline in the number of active cards. See “Financial Results and Trends” for more information.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $29.9 million for the three months ended September 30, 2016, an increase of $1.4 million, or 5%, from the comparable period in 2015. The increase was driven primarily by an increase in cash transfer revenues as a result of higher revenue earned per transaction due to lower volume of fee-free cash transfers processed on a slightly lower number of cash transfers sold as compared to the three months ended September 30, 2015.
Interchange Revenues — Interchange revenues totaled $45.5 million for the three months ended September 30, 2016, a decrease of $0.5 million, or 1%, from the comparable period in 2015. The decrease was the result of a lower effective interchange rate earned on purchase volume due to a mix shift of purchase volume routed by certain merchants to lower revenue generating payment networks than in the prior period.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$56,668	36.7%	$52,873	36.1%
Compensation and benefits expenses	37,900	24.5	40,555	27.7
Processing expenses	25,703	16.6	20,496	14.0
Other general and administrative expenses	34,740	22.5	34,142	23.3
Total operating expenses	$155,011	100.3%	$148,066	101.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $56.7 million for the three months ended September 30, 2016, an increase of $3.8 million, or 7% from the comparable period in 2015. This increase was primarily the result of $2.3 million of incremental costs of manufacturing and distributing card packages as a result of the continued introduction of our new suite of prepaid card products at our retail distributors.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $37.9 million for the three months ended September 30, 2016, a decrease of $2.7 million or 7% from the comparable period in 2015. The decrease was driven primarily by lower employee salaries and wages and third party contractor costs resulting from a reduction in headcount.
Processing Expenses — Processing expenses totaled $25.7 million for the three months ended September 30, 2016, an increase of $5.2 million or 25% from the comparable period in 2015. This increase was primarily the result of higher fees charged to us by our payment networks for ATM and purchase transactions and lower bonus incentives received from our payment networks compared to the prior year.
Other General and Administrative Expenses — Other general and administrative expenses totaled $34.7 million for the three months ended September 30, 2016, an increase of $0.6 million or 2%, from the comparable period in 2015. The primary reasons for this increase were due to a write-off of a prior period receivable of approximately $1.5 million that we determined to be uncollectible and an increase in cardholder transaction losses of approximately $1.1 million related to a higher number of disputed transactions period-over-period. These increases were partially offset by a reduction in impairment charges associated with internal-use software of $0.7 million and lower professional fees of $1.0 million.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended September 30,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	331.0	(1.5)
General business credits	428.7	6.1
Employee stock-based compensation	(4.2)	0.9
Transaction costs	—	64.3
Other	(33.4)	4.0
Effective tax rate	757.1%	108.8%
During the three months ended September 30, 2016, we recognized an income tax benefit of $2.3 million and our effective tax rate increased from 108.8% to 757.1%, primarily due to the reversal of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of statute of limitations and settlement with certain taxing jurisdictions.
Each quarter we update our estimate of the annual effective tax rate, and if our estimated annual effective tax rate changes, we record a cumulative adjustment in that quarter. The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Nine-Month Periods Ended September 30, 2016 and 2015
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$255,484	45.9%	$242,904	44.7%
Processing and settlement service revenues	152,801	27.5	155,007	28.5
Interchange revenues	147,721	26.6	148,381	27.3
Stock-based retailer incentive compensation	—	—	(2,520)	(0.5)
Total operating revenues	$556,006	100.0%	$543,772	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $255.5 million for the nine months ended September 30, 2016, an increase of $12.6 million, or 5%, from the comparable period in 2015. The increase was driven by a shift in the mix of our active card portfolio consisting of higher revenue generating customers and better unit economics on our new card products, which increased monthly maintenance fees and ATM fees earned, partially offset by lower new card fees for the comparable periods. These increases are contributing to the period-over-period growth in revenue per active card despite a decline in number of active cards.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $152.8 million for the nine months ended September 30, 2016, a decrease of $2.2 million, or 1%, from the comparable period in 2015. The number of cash transfers sold and tax refund transfers processed each decreased period-over-period. In each case, the decline in transactions were partially offset by higher revenue per transaction. The number of cash transfers sold decreased period-over-period due to the suspension of our MoneyPak PIN product, which was discontinued in the first quarter of 2015 and reintroduced in April 2016.
Interchange Revenues — Interchange revenues totaled $147.7 million for the nine months ended September 30, 2016, a decrease of $0.7 million, or 0.5%, from the comparable period in 2015. The decrease was the result of a lower effective interchange rate earned on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types, which can fluctuate from period to period.
Stock-based Retailer Incentive Compensation — As a result of our repurchase right lapsing in May 2015, we had no stock-based retailer incentive compensation for the nine months ended September 30, 2016, a decrease of $2.5 million with the comparable period in 2015.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$183,609	33.0%	$169,997	31.3%
Compensation and benefits expenses	122,079	22.0	123,370	22.7
Processing expenses	80,760	14.5	78,216	14.4
Other general and administrative expenses	102,720	18.5	101,081	18.6
Total operating expenses	$489,168	88.0%	$472,664	87.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $183.6 million for the nine months ended September 30, 2016, an increase of $13.6 million, or 8% from the comparable period in 2015. The increase was primarily the result of $11.4 million of incremental costs of manufacturing and distributing card packages as a result of the continued introduction of our new suite of prepaid card products at our retail distributors. Sales and marketing expenses also increased due to an increase in sales commission expenses due in part to the increased sales commission rate we pay Walmart in May 2015.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $122.1 million for the nine months ended September 30, 2016, a decrease of $1.3 million, or 1.1% from the comparable period in 2015. Salaries and wages and third party contractor expenses decreased by approximately $3.1 million, offset by an increase of $1.8 million in stock-based compensation.
Processing Expenses — Processing expenses totaled $80.8 million for the nine months ended September 30, 2016, an increase of $2.6 million or 3% from the comparable period in 2015. This increase was primarily the result of higher fees charged to us by our payment networks for ATM and purchase transactions and lower bonus incentives received from our payment networks compared to the prior year.
Other General and Administrative Expenses — Other general and administrative expenses totaled $102.7 million for the nine months ended September 30, 2016, an increase of $1.6 million, or 2% from the comparable period in 2015. Other general and administrative expenses increased primarily due to year-over-year increases of $2.7 million in depreciation and amortization of property and equipment and cardholder transaction losses of $1.5 million, and a year-over-year decrease of $2.0 million in gains associated with the change in fair value of contingent consideration. These increases were offset by an absence in impairment charges during the current period, as we recorded $5.7 million associated with the write down of certain internal-use software during the nine months ended September 30, 2015.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	2.6
General business credits	(3.5)	(1.3)
Employee stock-based compensation	0.6	1.0
Transaction costs	—	(1.9)
Other	(0.1)	1.2
Effective tax rate	33.6%	36.6%
Our income tax expense decreased by $4.0 million to $21.7 million for the nine months ended September 30, 2016 from the comparable period in 2015 due to a lower pretax income on a period-over period basis and an overall lower effective tax rate. Our effective tax rate decreased to 33.6% from 36.6%, primarily due to the reversal of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of statute of limitations and settlement with certain taxing jurisdictions.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Total cash provided by (used in)
Operating activities	$100,140	$113,749
Investing activities	(106,122)	(197,815)
Financing activities	(168,615)	(33,417)
Decrease in unrestricted cash and cash equivalents and federal funds sold	$(174,597)	$(117,483)
For the nine months ended September 30, 2016 and 2015, we financed our operations primarily through our cash flows from operations and certain financing activities. At September 30, 2016, our primary source of liquidity was unrestricted cash and cash equivalents totaling $597.5 million. We also consider our $220.0 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $100.1 million of net cash provided by operating activities in the nine months ended September 30, 2016 was primarily the result of $42.9 million of net income, adjusted for certain non-cash operating items of $66.9 million. These were offset by decreases in net changes in our working capital assets and liabilities of $9.7 million. Our $113.7 million of net cash provided by operating activities in the nine months ended September 30, 2015 was primarily the result of $44.5 million of net income, adjusted for certain non-cash operating items of $67.0 million, decreases in accounts receivable and deferred expenses of $29.2 million and $11.3 million, respectively, and an increase in our income tax payable of $16.7 million. These were offset by decreases in accounts payable and other accrued liabilities and deferred revenue of $29.0 million and $14.3 million, respectively.

Cash Flows from Investing Activities
Our $106.1 million of net cash used in investing activities in the nine months ended September 30, 2016 reflects payments for the acquisition of property and equipment of $33.3 million, purchases of available-for-sale investment securities, net of sales and maturities, of $39.1 million and an increase of $34.3 million in our restricted cash balances. Our $197.8 million of net cash used in investing activities in the nine months ended September 30, 2015 reflects payments for a business acquisition and the acquisition of property and equipment of $65.2 million and $37.4 million, respectively, as well as purchases of available-for-sale investment securities, net of sales and maturities, of $94.3 million.
Cash Flows from Financing Activities
Our $168.6 million of net cash used in financing activities during the nine months ended September 30, 2016 was primarily the result of decreases of $59.2 million in customer deposits and $36.0 million in obligations to customers, $59.0 million used for our stock repurchase program and $16.9 million in repayments of our note payable. Our $33.4 million of net cash used in financing activities in the nine months ended September 30, 2015 was primarily the result of a $65.4 million decrease in customer deposits, $16.9 million in repayments of our note payable and $40.0 million used for our stock repurchase program, offset by a net increase in obligations to customers of $90.8 million.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During the remainder of 2016 and 2017, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (3.27% as of September 30, 2016). The balance outstanding on the Term Facility was $105.9 million and $121.7 million at September 30, 2016 and December 31, 2015, respectively, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at September 30, 2016. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At September 30, 2016, we were in compliance with all such covenants.
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

In December 2015, we entered into a $10 million agreement to repurchase shares under Rule10b5-1 of the Exchange Act. As of September 30, 2016, we repurchased approximately 0.6 million shares, at an average share price of $16.15 under this plan. Repurchases under this agreement were completed in January 2016.
In February 2016, we entered into an additional ASR with a financial institution, subject to receiving the consent from the lenders under our Senior Credit Facility. The ASR agreement became effective in April 2016 at which point we were required to make an up-front payment of $50 million in exchange for an initial delivery of approximately 1.9 million shares on April 11, 2016 based on the then current market price of our stock. The ASR settled in October 2016 and the total number of shares repurchased was approximately 2.2 million at an average price of $22.54 per share.
After giving effect to our share repurchases to date, the remaining authorized amount under the current authorization totaled $50 million.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of and for the nine months ended September 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of September 30, 2016 and December 31, 2015, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2016 which management believes would have changed our category as "well capitalized."

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	317,081	24.9%	4.0%	n/a
Common equity Tier 1 capital	317,081	60.5%	4.5%	n/a
Tier 1 capital	317,081	60.5%	6.0%	6.0%
Total risk-based capital	318,507	60.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	136,194	17.6%	15.0%	15.0%
Common equity Tier 1 capital	136,194	56.1%	4.5%	6.5%
Tier 1 capital	136,194	56.1%	6.0%	8.0%
Total risk-based capital	136,466	56.2%	8.0%	10.0%

	December 31, 2015
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	347,801	25.9%	4.0%	n/a
Common equity Tier 1 capital	347,801	70.7%	4.5%	n/a
Tier 1 capital	347,801	70.7%	6.0%	6.0%
Total risk-based capital	349,396	71.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	152,737	20.4%	15.0%	15.0%
Common equity Tier 1 capital	152,737	132.2%	4.5%	6.5%
Tier 1 capital	152,737	132.2%	6.0%	8.0%
Total risk-based capital	153,164	132.5%	8.0%	10.0%

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
As of September 30, 2016, we had $105.9 million term loan, net of deferred financing costs, outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of September 30, 2016, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Credit and liquidity risk
We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from our retail distributors that collect funds and fees from our customers and other business partners, and amounts due from our issuing banks for fees collected on our behalf.
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
Our exposure to credit risk associated with our retail distributors and business partners is mitigated due to the short time period, currently an average of two days that settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor and business partner. We monitor each retail distributor’s and business partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring our retail distributor exposure and assigning credit limits and reports regularly to the audit committee of our board of directors.

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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Historically, most of our operating revenues were derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 49% and 43% for the three and nine months ended September 30, 2016, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with our retail distributors have terms that expire at various dates through 2021, and they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. In addition, a large portion of our Processing and Settlement Services revenues are dependent on tax preparation partners as the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products and services, including competing prepaid cards and tax refund processing services, for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on our retail distributors and tax preparation partners and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services; they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by operational decisions by our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several types for tax refund processing services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
Our operating revenues for a particular period are difficult to predict, and a shortfall in our operating revenues may harm our results of operations.
Our operating revenues for a particular period are difficult to predict. Our total operating revenues may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as delays in implementing or realizing expected benefits from revenue growth activities, increased competition within the store locations of many of our largest retail distributors and reputational damage and unreimbursed losses associated with disruption in the performance of our products and services.
Our ability to increase card usage and cardholder retention and to attract new long-term users of our products can also have a significant effect on our operating revenues. We may be unable to generate increases in card usage, cardholder retention or attract new long-term users of our products for a number of reasons, including our inability to maintain our existing distribution channels, the failure of our cardholder retention and usage incentives to influence cardholder behavior, our inability to predict accurately consumer preferences or industry changes and to modify our products and services on a timely basis in response thereto, and our inability to produce new features and services that appeal to existing and prospective customers. As a result, our results of operations could vary materially from period to period based on the degree to which we are successful in increasing card usage and cardholder retention and attracting long-term users of our products.
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
The industries in which we compete are highly competitive, which could adversely affect our results of operations.
The prepaid financial services and tax refund services industries are highly competitive and include a variety of financial and non-financial services vendors. We expect conditions in the markets in which we compete will remain highly competitive. For example, Walmart, CVS and other retail distributors have been selling competitive products at their store locations for the past several years. Competition is expected to negatively impact our operating revenues, and could cause us to compete on the basis of price or increase our sales and marketing expenses, any of which would likely seriously harm our business, results of operations and financial condition. Our current and potential competitors include:

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
We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. In particular, our GoBank product is designed to compete directly with banks by providing products and services that they have traditionally provided. These and other competitors in the larger electronic payments industry are introducing innovative products and services, such as those involving radio frequency and proximity payment devices (such as contactless cards), e-commerce and mobile commerce, that compete with ours. We expect that this competition will continue as the prepaid financial services industry and the larger banking and electronic payments industry continues to evolve. We also expect to compete with businesses outside the traditional tax refund processing services industry in the future as new entrants seek to develop software solutions that may replace the need for our tax refund processing services.
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
Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services or tax refund processing services. If we fail to compete effectively against any of the foregoing threats, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products or customer information. In addition, to the extent our checking account products become widely adopted by consumers, we expect that criminals will target our checking account products as well. Illegal activities involving our products and services often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, have in the past and could in the future result in reputational damage to us. Such damage could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. Furthermore, to address the challenges we face with respect to fraudulent activity, we have implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues will be negatively impacted as a result.

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
State and federal legislators and regulatory authorities are increasingly focused on the banking and consumer financial services industries, and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. If new regulations or laws result in changes in the way we are regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Furthermore, limitations placed on fees we charge or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues. It is difficult to determine with any certainty what obligations the final rules, if any, might impose or what impact they might have on our business.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2016, interchange revenues represented 29.4% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
From time to time, we issue guidance in our quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to those projections.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions in 2014, 2015 and 2016 we adjusted our revenue guidance when actual results varied from our assumptions. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision with respect to our Class A common stock.
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
We are subject to regulatory oversight in the normal course of our business, and have been and from time to time may be subject to litigation and regulatory or judicial proceedings or investigations. The outcome of securities class actions and other litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.
We must adequately protect our brand and our intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others.
The Green Dot, GoBank, MoneyPak, TPG and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $456.8 million as of September 30, 2016. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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

We face settlement risks from our distributors and banking partners, which may increase during an economic downturn.
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2016, we had assets subject to settlement risk of $84.9 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
We must be able to operate and scale our technology effectively.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in millions, except per-share amounts) during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	—	—	—	$50
August 1, 2016 to August 31, 2016	—	—	—	50
September 1, 2016 to September 30, 2016	—	—	—	50
Total	—		—	$50
As discussed in Note 11- Stockholder's Equity to the Consolidated Financial Statements, in February 2016, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock as part of our repurchase program. The ASR agreement became effective in April 2016, at which point we were required to make an up-front payment of $50 million in exchange for an initial delivery of approximately 1.9 million shares on April 11, 2016 based on the then current market price of our stock. The final number of shares received upon settlement for the ASR is determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. In October 2016, we settled the ASR agreement with our financial institution, at which point we received approximately 0.3 million in additional shares of our common stock.
After giving effect to our share repurchases completed to date, including those settled subsequent to September 30, 2016, the remaining authorized amount under the current authorization totaled $50 million.

ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	November 9, 2016	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission