Form 10-K
period 2016-12-31
GREEN DOT CORP
filed 2017-02-27
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $971.6 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 50,650,424 shares of Class A common stock, par value $0.001 per share as of January 31, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot Corporation, along with its wholly-owned subsidiaries, is a pro-consumer financial technology innovator with a mission to provide a full range of affordable and accessible financial services to the masses. We are a leading provider of reloadable prepaid debit cards and cash reload processing services in the United States. We are also a leader in mobile technology and mobile banking with our award-winning GoBank mobile checking account. Through our wholly-owned subsidiary, SBBT Holdings, LLC (“TPG”), we are also the largest processor of tax refund disbursements in the U.S. Our products and services are available to consumers through a large-scale "branchless bank" distribution network of approximately 100,000 U.S. retail locations, including retailers, neighborhood financial service center locations and tax preparation offices, as well as online, in leading app stores and through leading online tax preparation providers.
The combination of our innovative products and services, broad retail distribution and proprietary technology creates powerful network effects, which we believe enhance the value we deliver to our customers, our retail distributors and other participants in our network.
We were incorporated in Delaware in 1999 and became a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and a member bank of the Federal Reserve System in December 2011. In 2014 and 2015, we completed four acquisitions, including TPG, adding tax refund processing services to the range of products and services we provide. In January 2017, we agreed to acquire all the equity interests of UniRush, LLC to expand our direct-to-consumer channel business and our emergent corporate payroll card business.
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
Segments
As of December 31, 2014 and prior, our operations were organized within one reportable segment. As a result of acquisitions occurring in late 2014 and early 2015, we have realigned our operations into two reportable segments: 1) Account Services and 2) Processing and Settlement Services. We identify our reportable segments based on factors such as how we manage our operations and how our chief operating decision maker allocates resources amongst the business. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings and uses operating income to assess profitability. Financial information regarding our segments and the products and services they provide are included in the information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 — Segment Information of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Our Business Model
Our business model focuses on three major elements: our consumers; our products and services; and our distribution channels.
Our Consumers
We have designed our prepaid account and cash processing products and services to appeal primarily to consumers living in U.S. households that earn less than $75,000 annually across the following five consumer segments:

•	Unbanked — individuals who do not have a bank account;

•
Underbanked — individuals who may hold a bank account of one type or another, but do not maintain sufficient balances or hold a sufficient enough credit standing to allow that individual to engage fully in the bank's offerings;

•	Unhappily banked — individuals who hold a bank account, but are seeking alternative solutions to that account;

•	New to banking — individuals who are coming of age or otherwise want or need a bank account, but have not acquired one; and

•
Millennials — characterized as younger Americans who have grown up in a mobile-based, technology-driven world and who have distinct expectations and attitudes related to how they choose and consume various products and services, including financial services.

Based on data from the Federal Deposit Insurance Corporation, or FDIC, the Federal Reserve Bank, the U.S. Census, the Center for Financial Services Innovation and our proprietary data, we believe the addressable portions of these five consumer segments collectively represent a market opportunity of approximately 200 million people in the United States for our products and services.
Our Products and Services
Our principal products and services consist of branded and private label deposit account programs (collectively "Account Services"), and processing and settlement services.
Account Services
Our branded deposit account programs include Green Dot-branded and affinity-branded general purpose reloadable ("GPR") card accounts, checking accounts, open-loop gift cards and secured credit cards. We also have the ability to provide private label GPR card accounts on behalf of a retailer or other third party entity. Private label cards generally bear the trademarks or logos of the participating retail distributor or business entity, and our trademark on the packaging and back of the card. These cards have the same features and characteristics as our Green Dot-branded GPR cards, and are accepted at the same locations. We typically are responsible for managing all aspects of these programs, including strategy, product design, marketing, customer service, operations and compliance with our subsidiary bank, Green Dot Bank, serving as the card's issuer. Currently, our only private label program is the Walmart MoneyCard.
GPR Cards. Our GPR card accounts are prepaid debit accounts issued by Green Dot Bank (or other partner banks) with deposits on those cards insured by the FDIC. GPR cards are designed for general spending purposes and are reloadable for ongoing long-term use.
To purchase a GPR card in a retail store location, consumers typically select the temporary GPR card from an in-store display and pay the cashier a one-time purchase fee plus the initial amount they would like to load onto their card. Our GPR cards can also be obtained online and in the mail through our direct marketing efforts. Consumers then go online, use a mobile device, or call a toll-free number to register their personal information with us so that we can activate their card. Consumers can then reload their GPR cards via direct deposit of various disbursements, such as a customer's payroll check, or, as explained below, using our processing and settlement services, such as our point-of-sale ("POS") swipe reload proprietary products and MoneyPak PIN product.
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
Checking Accounts. We offer innovative checking account products, such as GoBank, that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices. Our GoBank product is available nationwide via GoBank.com and through a downloadable app on leading app stores, as well as off the rack at Walmart stores nationwide. We also offer GoBank as a business checking account through our partnerships with companies such as Uber.
Open Loop Gift Cards. We offer general purpose, non-reloadable gift cards. These Visa- or MasterCard-branded gift cards can be used by consumers to make purchases wherever Visa or MasterCard is accepted. Funds loaded onto gift cards are not insured by the FDIC, nor is it required that the customer provide personal identifiable information in order to use the product.
Secured Credit Cards. In the third quarter of 2016, we launched our Green Dot Platinum Visa Secured Credit Card, a secured credit card that is designed to help people with no prior credit history or those with poor credit scores build a positive credit history. The card's credit line is backed by the customer's own security deposit held at Green Dot Bank. Customers can fund collateral security deposits with cash and make monthly payments through our distribution network of approximately 100,000 retail locations. We offer our secured credit card product nationwide on a direct-to-consumer basis via greendot.com/platinum.

Processing and Settlement Services
Our processing and settlement services include our money processing services, which consists of reload services and 1099 disbursements, and our tax refund processing services.
Reload Services. We generate cash transfer revenues when consumers use our reload services through the Green Dot Network. We offer consumers affordable and convenient ways to reload any of our GPR cards and cards from more than 120 third-party prepaid card programs (our network acceptance members), and conduct other cash loading transactions through the Green Dot Network using retailers’ specially-enabled POS devices. Consumers can add funds directly to accounts we issue and accounts issued by our network acceptance members, to the extent those accounts are eligible to receive recurring deposits, through an automated POS swipe reload transaction. To complete a swipe reload transaction, consumers pay the cashier the desired amount to be reloaded, plus a service fee, and funds are reloaded onto the GPR card at the point of sale without further action required on the part of the consumer. In addition, customers can load third-party accounts or cards that are not physically present at the time of the load using our MoneyPak PIN product. Our current MoneyPak PIN product, which we launched in April 2016 and expect to continue to roll out to additional retailers, contains a variety of fraud prevention and detection controls and replaced an earlier MoneyPak PIN product, which we phased out in 2014 and 2015.
1099 Disbursement Services. We manage payment disbursement programs that enable instant payments of earnings to most bank accounts with MasterCard, Visa or Discover debit cards. We refer to these programs as 1099 disbursement services. Under one of these programs, we enable Uber driver partners to have their earnings rapidly deposited to any debit card for immediate use. We generate revenues from these programs on a per transaction basis as disbursements are made.
Tax Refund Processing Services. We provide the processing technology that facilitates receipt of a taxpayer's refund proceeds. We generate tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee using our tax refund processing services, whereby we deduct the costs of the tax preparation service and our processing service from the taxpayer's refund, and remit the remaining net balance to the taxpayer per their instructions.
Our Distribution Channels
We achieve broad distribution of our products and services through distribution arrangements with approximately 100,000 retail locations, digital and direct mail customer acquisition sources, and the leading app stores. Accounts issued by us or our network acceptance members can be reloaded at these retail locations.
Our retail distributors have contracts with us, subject to termination rights, which expire at various dates through 2021. In general, our agreements with our retail distributors give us the right to offer deposit account programs and reload services in their retail locations and require us to share with them by way of commissions the revenues generated through sales of these cards and reload services. We and the retail distributors generally also agree to certain marketing arrangements, such as promotions and advertising.
Our Relationship with Walmart. Walmart is our largest retail distributor. Green Dot Corporation has been the provider of Walmart-branded GPR cards sold at Walmart since the initiation of the Walmart MoneyCard program in 2007, and Green Dot Bank has been the issuer of those cards since early 2014. Pursuant to our agreement with Walmart, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart displays and sells the cards and Green Dot Bank serves as the issuer of the cards and holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. In addition to Walmart MoneyCards, we offer our Green Dot-branded cards and our GoBank checking account product at Walmart, providing consumers the choice to purchase either Green Dot-branded products or Walmart MoneyCard products. Our operating revenues derived from products and services sold at the store locations of Walmart represented approximately 45%, 46%, and 54% of our total operating revenues for the years ended December 31, 2016, 2015, and 2014, respectively.
The term of our Walmart MoneyCard agreement (which governs the MoneyCard program) expires on May 1, 2020, with an automatic renewal clause for an additional period of two years, subject to certain terms as discussed in the agreement. This agreement can in limited circumstances, such as our failure to meet agreed-upon service levels and certain changes in control, be terminated by Walmart on relatively short notice.
Direct-to-Consumer Channels. As a result of our acquisitions of AccountNow, Inc. and Achieve Financial Services, LLC in late 2014 and early 2015, respectively, an increasing portion of our account sales are generated from digital and direct mail customer acquisition sources. We expect this trend to accelerate over time, particularly if we consummate our acquisition of UniRush, LLC as expected. Customers who acquire our accounts through these channels and pass identity verification typically receive an unfunded card in the mail and then can reload the card either through a cash reload or an ACH deposit transaction.
Network Acceptance Members. A large number of program managers that offer their own prepaid cards accept funds through the Green Dot Network. We provide reload services to more than 120 third-party prepaid card programs, including programs offered by UniRush (a company we agreed in January 2017 to acquire) and H&R Block. MasterCard’s RePower Reload Network also uses the Green Dot Network to facilitate cash reloads for its own member programs. In addition, we provide reload services to other kinds of financial services firms and their customers.
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
Prepaid Card Issuance and Program Management
We offer branded and private label deposit account card programs that directly compete with other banks that issue prepaid cards and other program managers that provide turn-key services for prepaid card programs. Primary competitors in this business include traditional credit, debit and prepaid card account issuers and prepaid card program managers like Chase, USBank, American Express, First Data, NetSpend/TSYS, InComm, Western Union, MoneyGram, and Blackhawk Network Inc. In addition, from time to time, new entrants introduce prepaid card products or other products that seek to target that similar customer that could increase competition in this market.
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
Our patent portfolio currently consists of 8 issued patents and 17 patent applications pending. The term of the patents we hold is, on average, twenty years. We feel our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
The industries in which we compete are characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors,” including the risk factors entitled “We must adequately protect our brand and our intellectual property rights related to our products and services and avoid infringing on the proprietary rights of others,” and “We must be able to operate and scale our technology effectively.”
Regulation
Compliance with legal and regulatory requirements is a highly complex and integral part of our day-to-day operations. Our products and services are generally subject to federal, state and local laws and regulations, including:

•	anti-money laundering laws;

•	money transfer and payment instrument licensing regulations;

•	escheatment laws;

•	privacy and information safeguard laws;

•	banking regulations;

•	stored value and credit card laws; and

•	consumer protection laws.
These laws are often evolving and the extent to which they apply to us, our subsidiary bank or the banks that issue our cards, our retail distributors, our tax preparation partners, our network acceptance members or our third-party processors is at times unclear. Any failure to comply with applicable law - either by us or by the card issuing banks, retail distributors, tax preparation partners, network acceptance members or third-party processors, over which we have limited legal and practical control - could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties and the suspension or revocation of a license or registration required to sell our products and services.
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
Money Transmitter Licensing Regulations
We are subject to money transmitter licensing regulations. We have obtained licenses to operate as a money transmitter in 41 states, Puerto Rico and Washington, D.C.. The remaining U.S. jurisdictions either do not currently regulate money transmitters or the money transmitter laws of those jurisdictions do not require us to obtain a license in connection with the conduct of our business. As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. Many states require that we must at all times maintain cash and highly rated investment securities in an amount equivalent to all outstanding settlement obligations. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.
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
Capital Adequacy. Bank holding companies and banks are subject to various requirements relating to capital adequacy, including limitations on leverage. As a bank holding company that is a financial holding company, we are required to be “well-capitalized,” meaning we must maintain certain capital and leverage requirements. Our subsidiary bank is also subject to separate liquidity requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions. As of December 31, 2016, we and our subsidiary bank are each “well-capitalized” under the above standards and presently exceed our respective capital and leverage commitments.
Under the regulatory framework that Congress has established and bank regulators have implemented, banks are either “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Banks are generally subject to greater restrictions and supervision than bank holding companies, and these restrictions increase as the financial condition of the bank worsens. For instance, a bank that is not well-capitalized may not accept, renew or roll over brokered deposits without the consent of the FDIC. If our subsidiary bank were to become less than adequately capitalized, the bank would need to submit to bank regulators a capital restoration plan that was guaranteed by us, as its bank holding company. The bank would also likely become subject to further restrictions on activities, such as entering into new lines of business, or would be required to conduct activities that have the effect of limiting asset growth or preventing acquisitions. A bank that is undercapitalized would also be prohibited from making capital distributions, including dividends, and from paying management fees to its bank holding company if the institution would be undercapitalized after any such distribution or payment. A significantly undercapitalized institution would be subject to mandatory capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator. As of December 31, 2016, Green Dot Bank remained well-capitalized.  The Bank also met the definition of well-capitalized at its most recent examination date.
For more information on regulatory capital rules and capital composition, see “Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Management" below and Note 21 — Regulatory Requirements to the Consolidated Financial Statements included herein, which are incorporated by reference in this Item 1.
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
Deposit Insurance and Deposit Insurance Assessments. Deposits accepted by banks, such as our subsidiary bank, have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, the level of which depends on the risk category of an institution and the amount of insured deposits that it holds. These rates currently range from 1.5 to 40 basis points on deposits. The FDIC may increase or decrease the assessment rate schedule, and has in the past required and may in the future require banks to prepay their estimated assessments for future periods. The Dodd-Frank Act changes the method of calculating deposit assessments, requiring the FDIC to assess premiums on the basis of assets less tangible stockholders’ equity. The FDIC has indicated that this change will likely result in a lower assessment rate because of the larger assessment base.
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
Employees
As of December 31, 2016, we had 974 employees, including 486 in general and administrative, 58 in sales and marketing, and 430 in research and product development. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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

•
the timing of commencement of new product development and initiatives, the timing of costs of existing product roll-outs to new retail distributors and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

•	our ability to effectively sell our products through online and direct mail marketing initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;

•	the amount and timing of costs related to the development or acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•	disruptions in the performance of our products and services and the associated financial impact thereof;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	accounting charges related to impairment of goodwill and other intangible assets;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses; and

•
changes in the political or regulatory environment affecting the banking or electronic payments industries generally or the industries for prepaid financial services and tax refund processing specifically.

The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 45% for the year ended December 31, 2016. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
Our contracts with our four largest retail distributors have terms that expire at various dates through 2021, and they can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our base of tax preparation partners is concentrated and the performance of our Processing and Settlement Services segment depends in part on our ability to retain existing partners.
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our tax refund processing services business, a component of our Processing and Settlement Services segment, results of operations and financial condition would be harmed. Substantially all the revenues we generate from our tax refund processing services business have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from any of our current tax preparation partners and our tax preparation partners may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be assured that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
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
Our prospects for growth depend on our ability to innovate by offering new, and adding value to our existing, product and service offerings and on our ability to effectively commercialize such innovations. For example we recently introduced a secured credit card product, the Green Dot Money marketplace and our on-demand workforce solutions. We will continue to make investments in research, development, and marketing for new products and services, such as these or others. Investments in new products and services are speculative. Commercial success depends on many factors, including innovativeness, price, the competitive environment and effective distribution and marketing. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.
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
Our results of operations and cash flows vary from quarter to quarter, and periodically decline, due to the seasonal nature of the use of our products and services. For example, in recent years, our results of operations for the first half of each year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. Additionally, our tax refund processing services business is highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. To the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our results of operations and cash flows from operating activities could fluctuate materially from period to period.
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

Some of these vendors compete with us in more than one of the vendor categories described above, while others are primarily focused in a single category. In addition, competitors in one category have worked or are working with competitors in other categories to compete with us. We also face actual and potential competition from retail distributors or from other companies that have decided or may in the future decide to compete, or compete more aggressively, in the prepaid financial services industry. Similarly, some of our tax preparation partners have developed or may seek to develop their own products and services that compete with our tax refund processing services.
We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. In particular, our GoBank and secured card products are designed to compete directly with traditional service providers, such as banks and credit card companies, by providing products and services that they have traditionally provided. These and other competitors in the larger electronic payments industry are introducing innovative products and services that may compete with ours. We expect that this competition will continue as the prepaid financial services industry and the larger banking and electronic payments industry continues to evolve. We also expect to compete with businesses outside the traditional tax refund processing services industry in the future as new entrants seek to develop software solutions that may replace the need for our tax refund processing services.
Many existing and potential competitors have longer operating histories and greater name recognition than we do. In addition, many of our existing and potential competitors are substantially larger than we are, may already have or could develop substantially greater financial and other resources than we have, may offer, develop or introduce a wider range of programs and services than we offer or may use more effective advertising and marketing strategies than we do to achieve broader brand recognition, customer awareness and retail penetration. We could also experience increased price competition. If this happens, we expect that the purchase and use of our products and services would decline. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.
Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide prepaid cards or other electronic payment products and services or tax refund processing services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.
Acquisitions or investments could disrupt our business and harm our financial condition.
We have in the past acquired, and we expect to acquire in the future, other businesses and technologies. The process of integrating an acquired business, product, service or technology can involve a number of special risks and challenges, including:

•	increased regulatory and compliance requirements;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	diversion of management time and focus from operation of our then-existing business;

•	integration and coordination of product, sales, marketing, program and systems management functions;

•	transition of the acquired company’s users and customers onto our systems;

•	integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;

•	integration of employees from the acquired company into our organization;

•	loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, and tax and other known and unknown liabilities; and

•	increased litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.

If we are unable to successfully integrate an acquired business or technology or otherwise address these special risks and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally. Unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company may result in the diversion of our management's attention from other business issues and opportunities. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Failures or difficulties in integrating the operations of the businesses that we acquire, including their personnel, technology, compliance programs, risk management systems, financial systems, distribution and general business operations and procedures, marketing, promotion and other relationships, may affect our ability to grow and may result in us incurring asset impairment or restructuring charges. Furthermore, acquisitions and investments are often speculative in nature and the actual benefits we derive from them could be lower or take longer to materialize than we expect.
To the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, or goodwill impairment charges, any of which could harm our financial condition and negatively impact our stockholders.
Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use and acceptance of our cards and reload network, reduce the use of our tax refund processing services, and may adversely affect our financial position and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products, checking accounts or customer information. Illegal activities involving our products and services often include malicious social engineering schemes, where people are asked to provide a prepaid card or reload product in order to obtain a loan or purchase goods or services. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, have in the past and could in the future result in reputational damage to us. Such damage could reduce the use and acceptance of our cards and other products and services, cause retail distributors or network acceptance members to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition.
In addition, to address the challenges we face with respect to fraudulent activity, we have implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations from legitimate customers for the foreseeable future and that our operating revenues will be negatively impacted as a result.
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

A substantial portion of Green Dot Bank’s deposit liabilities may be classified as brokered deposits, and the failure by Green Dot Bank to maintain its status as a "well-capitalized" institution could have a serious adverse effect on Green Dot Bank’s ability to conduct key portions of its current deposit-taking activity.
On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  This guidance was later supplemented on November 13, 2015, and June 30, 2016. Based on this guidance, a vast majority of Green Dot Bank’s deposits will be classified as brokered.  We do not believe that these deposits are subject to the volatility risks associated with brokered wholesale deposits or brokered certificates of deposit. If Green Dot Bank ceases to be categorized as “well capitalized” under banking regulations, it could be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely effect the financial condition and operations of Green Dot Bank and the Company and could effectively restrict the ability of Green Dot Bank to operate its business lines as presently conducted.
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
We derive a significant portion of our total operating revenues and earnings from tax refund processing and settlement services. The tax preparation industry is regulated under a variety of statutes in addition to those regulations currently applicable to our prepaid products and services, all of which are subject to change and which may impose significant costs, limitations or prohibitions on the way we conduct or expand our tax refund processing and related services.  In recent years, state legislators, state attorneys general, and regulators have increased their focus on the tax preparation industry including tax refund processing services and the use thereof by tax preparation firms.  Laws making such services less profitable, or even unprofitable, could be passed in any state at any time or existing laws could expire or be amended, any of which could have a material adverse effect on our business, prospects, results of operations, and financial condition. State regulators have broad discretionary power and may impose new requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, and state attorneys general could take actions, that affect the way we offer our tax refund-related services and may force us to terminate, modify, or cease our operations in particular states. State or federal regulators could also impose rules that are generally adverse to our tax refund-related services. Any new requirements or rules, or new interpretations of existing requirements or rules, or failure to follow requirements or rules, or future lawsuits or rulings, could have a material adverse effect on our business, prospects, results of operations, and financial condition.
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
We are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as Total System Services, Inc and MasterCard PTS. The termination of the card association registrations held by us or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations may increase the fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, results of operations and financial condition.
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2016, interchange revenues represented 27.4% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
From time to time, we issue guidance in our quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which constitutes forward-looking statements, is based upon a number of management's assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change. While we have stated and we intend to continue to state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables are changed, we can provide no assurances that actual results will not fall outside of the suggested ranges.
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
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, our operating revenues may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
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
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the third-party banks that issue our cards or at our retail distributors, tax preparation partners, network acceptance members, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring and other added security measures, amongst others, which could have a significant adverse impact on our operating results.
Litigation or investigations could result in significant settlements, fines or penalties.
We are subject to regulatory oversight in the normal course of our business, and have been and from time to time may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 8 issued patents and 17 patent applications pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
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

An impairment charge of goodwill or other intangible assets could have a material adverse impact on our financial condition and results of operations.
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $451.1 million as of December 31, 2016. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The electronic payments industry is subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We rely in part on third parties, including some of our competitors and potential competitors, for the development of, and access to, new technologies. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to transition to new services and technologies that we develop may be inhibited by a lack of industry-wide standards, by resistance from our retail distributors, network acceptance members, third-party processors or consumers to these changes, or by the intellectual property rights of third parties. Our future success will depend, in part, on our ability to develop new technologies and adapt to technological changes and evolving industry standards. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.
We face settlement risks from our distributors and banking partners, which may increase during an economic downturn.
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2016, we had assets subject to settlement risk of $137.1 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We have experienced transitions among our executive officers, including the departures and subsequent appointments of two executive officers since August 31, 2016. In February 2017, we also announced that our Chief Financial Officer intends to step down from his role upon his successor being appointed. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Additionally, continued activist shareholder activities involving our company could make it more difficult to attract and retain qualified personnel. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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
If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:

•	issuing additional shares of our Class A common stock or other equity securities;

•	issuing convertible or other debt securities; and

•	borrowing funds under a credit facility.
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
Our business could be negatively affected as a result of actions of stockholders.
The actions of stockholders could adversely affect our business. Specifically, certain actions of certain types of stockholders, including without limitation public proposals, requests to pursue a strategic combination or other transaction or special demands or requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees and increase the volatility of our stock. In addition, perceived uncertainties as to our future direction in relation to the actions of our stockholders may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as customers, service providers and partners. Actions by our stockholders may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements. Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC and banking regulators) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the need to revise and republish prior period financial statements.
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

ITEM 1B. Unresolved Staff Comments
None
ITEM 2. Properties
Our headquarters is located in Pasadena, California where we lease approximately 140,000 square feet. We own the real property where our subsidiary bank's only office is located in Provo, Utah. Through our wholly owned subsidiaries, we lease office facilities in Birmingham, Alabama; San Diego, California; San Ramon, California; Sandy, Utah; and Shanghai, China. We also lease additional technology development and sale and support offices in Tampa, Florida; Rogers, Arkansas; Boise, Idaho; Palo Alto, California; Westlake Village, California and Manila, Philippines. We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
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

	Low	High
Year ended December 31, 2016
Fourth Quarter	$21.45	$25.42
Third Quarter	22.44	24.41
Second Quarter	20.79	23.67
First Quarter	15.28	23.50

Year ended December 31, 2015
Fourth Quarter	$15.83	$19.27
Third Quarter	15.91	20.94
Second Quarter	14.59	21.62
First Quarter	13.87	20.79
Holders of Record
As of January 31, 2017, we had 114 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity during the three months ended December 31, 2016 was as follows (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	0.3	(1)	0.3	$50
November 1, 2016 to November 30, 2016	—	—	—	50
December 1, 2016 to December 31, 2016	—	—	—	50
Total	0.3		0.3	$50
In June 2015, our Board of Directors authorized a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. After giving effect to our share repurchases completed to date, the remaining authorized amount for stock repurchases under this program was $50 million.

(1)
As discussed in Note 11- Stockholder's Equity to the Consolidated Financial Statements, in February 2016, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock for $50 million. The ASR agreement became effective in April 2016, at which point we received an initial delivery of approximately 1.9 million shares based on the then current market price of our stock. The ASR settled in October 2016 and we received approximately 0.3 million in additional shares. In total, approximately 2.2 million shares were delivered under the ASR at an average repurchase price of $22.54.

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Green Dot Corporation under the Securities Act or the Exchange Act.
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2011 and ending on the close of trading on the NYSE on December 31, 2016. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

Total Return to Shareholders
(Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/11	2012	2013	2014	2015	2016
Green Dot Corporation	$100	$39	$81	$66	$53	$75
Russell 2000	$100	$116	$162	$169	$162	$196
S&P Smallcap 600	$100	$116	$164	$174	$170	$216
S&P Financials	$100	$129	$175	$201	$198	$243

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
We derived the statements of operations data for the years ended December 31, 2016, 2015, and 2014, respectively, and the balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included in Item 8 of this report. We derived the statements of operations data for the years ended December 31, 2013 and 2012, and balance sheet data as of December 31, 2014, 2013 and 2012, from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Operating revenues:
Card revenues and other fees	$337,821	$318,083	$253,155	$227,227	$224,745
Processing and settlement service revenues	184,342	182,614	179,289	183,359	165,232
Interchange revenues	196,611	196,523	178,040	171,757	164,559
Stock-based retailer incentive compensation(1)	—	(2,520)	(8,932)	(8,722)	(8,251)
Total operating revenues	718,774	694,700	601,552	573,621	546,285
Operating expenses:
Sales and marketing expenses	249,096	230,441	235,227	218,370	209,870
Compensation and benefits expenses(2)	159,456	168,226	123,083	127,287	114,930
Processing expenses	107,556	102,144	79,053	89,856	77,445
Other general and administrative expenses	139,350	134,560	105,200	88,976	71,900
Total operating expenses	655,458	635,371	542,563	524,489	474,145
Operating income	63,316	59,329	58,989	49,132	72,140
Interest income	7,367	4,737	4,064	3,440	4,074
Interest expense	(9,122)	(5,944)	(1,276)	(72)	(76)
Other income	—	—	7,129	—	—
Income before income taxes	61,561	58,122	68,906	52,500	76,138
Income tax expense	19,961	19,707	26,213	18,460	28,919
Net income	41,600	38,415	42,693	34,040	47,219
Income attributable to preferred stock	(802)	(1,102)	(4,842)	(5,360)	(7,599)
Net income allocated to common stockholders	$40,798	$37,313	$37,851	$28,680	$39,620
Basic earnings per common share:
Class A common stock	$0.82	$0.73	$0.92	$0.78	$1.11
Basic weighted-average common shares issued and outstanding:
Class A common stock	49,535	51,332	40,907	35,875	34,499
Diluted earnings per common share:
Class A common stock	$0.80	$0.72	$0.90	$0.76	$1.07
Diluted weighted-average common shares issued and outstanding:
Class A common stock	50,797	51,875	41,770	37,156	35,933
For the periods presented above, as applicable, we grouped the components of Class B common stock basic earnings per common share, or EPS, and diluted EPS with Class A common stock, as if they were one class, to conform to the current period presentation.

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(3)	$744,761	$777,922	$728,805	$426,591	$297,225
Investment securities, available-for-sale	208,426	181,539	120,431	198,744	183,787
Settlement assets(4)	137,083	69,165	148,694	37,004	36,127
Loans to bank customers	6,059	6,279	6,550	6,902	7,552
Total assets	1,740,344	1,691,448	1,614,288	875,474	725,728
Deposits	737,414	652,145	565,401	219,580	198,451
Obligations to customers(4)	46,043	61,300	98,052	65,449	46,156
Settlement obligations(4)	4,877	5,074	4,484	4,839	3,639
Long-term debt	79,720	100,686	121,651	—	—
Total liabilities	1,056,611	1,028,126	985,298	473,225	397,964
Total stockholders' equity	683,733	663,322	628,990	402,249	327,764
___________

(1)
Represents the recorded fair value of the shares for which our right to repurchase lapsed during the specified period pursuant to the terms of the agreement under which we issued 2,208,552 shares of our Class A common stock to Walmart. Our right to repurchase these shares fully lapsed in May 2015. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key components of our results of operations — Operating revenues — Stock-based retailer incentive compensation” for more information.

(2)
Includes stock-based compensation expense of $28.3 million, $27.0 million, $20.3 million, $14.7 million, and $12.7 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)
Includes $12.1 million, $5.8 million, $4.2 million, $3.0 million, and $0.6 million of restricted cash as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively. Also includes $0.0 million, $0.0 million, $0.5 million, $0.1 million and $3.0 million of federal funds sold as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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
Financial Results and Trends
Our results of operations for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015	Change	%
	(In thousands, except percentages)
Total operating revenues	718,774	694,700	24,074	3.5%
Total operating expenses	655,458	635,371	20,087	3.2%
Net income	41,600	38,415	3,185	8.3%
Total operating revenues
Total operating revenues for the year ended December 31, 2016 increased compared to the year ended December 31, 2015, as a result of the shift in the mix of our active card portfolio toward higher revenue generating customers as compared to 2015 and improved unit economics on our new suite of prepaid card products within our Account Services segment, which consists of our branded and private label deposit account programs. In the first quarter of 2016, we launched a new suite of Green Dot branded products with improved unit economics and removed our prior suite of products at all of our retail distributors. This business strategy contributed to an improvement in the quality of our active card portfolio, as evidenced by greater customer engagement through increased gross dollar volume and purchase volume on a lower base of active cards, each on a year-over-year basis. The combination of greater utilization rates and our ability to increase the collectability rate of our monthly maintenance fees through our new fee policies generated greater revenue per number of active cards for our Account Services segment for the year ended December 31, 2016 compared to the year ended December 31, 2015, despite a year-over-year decline in the number of active cards in our portfolio of 8%, which we believe was primarily attributable to our suspension of our MoneyPak PIN product in the first quarter of 2015.
Total operating revenues also increased as a result of improved unit economics in our Processing and Settlement Services segment, which consists of cash transfer revenues, fees assessed on our MoneyPak PIN product, 1099 program disbursement revenues and tax refund processing services. Our Processing and Settlement Services segment experienced an increase in the number of reload transactions per active card for the year ended December 31, 2016 compared to the year ended December 31, 2015, as well as greater revenue per number of cash transfers over the same period, despite a year-over-year decline in the number of cash transfers of 3%, which we believe was primarily due to the previous suspension of our legacy MoneyPak PIN product in the first quarter of 2015. In April 2016, we began rolling out a new version of our MoneyPak PIN product to participating retail distributors with the goal of reaching broad distribution of this product. While we expect the new version of our MoneyPak PIN product to offset some of the lost revenues attributable to the suspension of our legacy MoneyPak PIN product in our cash transfer business, we do not expect the revenues derived from the new version to reach the size and scale of the legacy product as customers have transitioned to our POS swipe reload method or have switched to other replacement products.
Total operating revenues for the year ended December 31, 2016 were also favorably impacted by a reduction in stock-based retailer incentive compensation, which was recognized as contra-revenue. As further discussed under "Key Components of our Results of Operations," beginning in May 2015, we no longer record stock-based retailer compensation as a result of our repurchase right lapsing completely.
Total operating expenses
Total operating expenses for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 due to increases in sales and marketing expenses, processing expenses and other general and administrative expenses, which in each case increased slightly as a percentage of total revenues. These increases in operating expenses were offset by reductions in total compensation and benefits expenses as a result of our implementation of platform initiatives to drive cost reductions throughout our organization in accordance with our Six Step plan (the "Six Step plan") announced in February 2016.
Sales and marketing expenses increased year-over-year driven by incremental costs of manufacturing and distributing card packages associated with our new suite of prepaid products with improved unit economics. During the year ended December 31, 2016, we incurred costs of manufacturing and distributing card packages of $11.4 million for the new suite of Green Dot branded prepaid card products introduced at our retail distributors. Additionally, revenues generated under the MoneyCard program represent a sizable portion of our total operating revenues in all periods presented. We renewed our Walmart MoneyCard agreement in June 2015. Under this new agreement, effective May 1, 2015, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement, which has increased, and impacted the comparability of our year-over-year sales and marketing expenses since May 2015.
Processing expenses increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 as a result of higher volume of purchase and ATM transactions initiated by our cardholders and lower rebate incentives received from our payment networks compared to the year ended December 31, 2015. In the first half of 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor. As part of the conversion process, a small number of our active cards experienced limited disruptions in service that caused us to incur losses including, but not limited to, an aggregate of approximately $4.1 million for customer credits and cardholder transaction losses associated with the service disruption. Our new third-party processor fully reimbursed us for these customer credits and cardholder transaction losses, although we estimate we incurred an immaterial amount of other expenses as a result of the service disruption that were not reimbursed. Additionally, our new third party processor has materially reimbursed us for the additional expenses we incurred in the second half of 2016 related to the need to continue to support customer accounts on both the legacy and new third party processors due to the delay in the planned migration schedule caused by the service disruption. While we are negotiating reimbursement for the additional expenses we incur in 2017 through the completion of the processor migration, there can be no assurance that our new third party processor will fully or even partially reimburse us for any material costs and losses incurred in 2017 as a result of the delay in our planned migration schedule.
Other general and administrative expenses increased primarily due to increases in cardholder transaction losses and changes in the fair value of our contingent consideration related to our acquisitions, partially offset by the absence of impairment charges associated with internally developed software compared to the year ended December 31, 2015. During the year ended December 31, 2016, we recorded a $2.5 million favorable adjustment for the fair value of contingent consideration related to our acquisition in the fourth quarter of 2014. We recorded the change in fair value as a component of other general and administrative expenses on our consolidated statements of operations. The impact that this contingent consideration will have on our 2017 results of operations will depend upon the financial performance of the applicable acquired subsidiaries.
Compensation and benefits expenses decreased year-over-year due to a decrease in our employee headcount and our third party contractor expenses as a result of cost reduction initiatives implemented as part of our Six Step plan, partially offset by an increase in stock-based compensation expense.

Income tax expense for the year ended December 31, 2016 was $20.0 million, compared to $19.7 million for the year ended December 31, 2015. Income tax expense increased primarily as a result of generating higher taxable income.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 37.79 million, 38.88 million, and 50.13 million reload transactions for the years ended December 31, 2016, 2015, and 2014, respectively. We review this metric as a measure of the size and scale of our retail cash reload network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. As explained above, we believe the decline in the number of cash transfers from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to the suspension of our legacy MoneyPak PIN product in the first quarter of 2015.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 10.52 million and 10.68 million tax refund transactions for the years ended December 31, 2016 and 2015, respectively. We had no tax refund transactions processed for the year ended December 31, 2014 since we did not acquire TPG until the fourth quarter of 2014. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 4.13 million, 4.50 million, and 4.72 million active cards outstanding as of December 31, 2016, 2015, and 2014, respectively. We review this metric as a measure of the overall size and scale of our GPR card portfolio and an indicator of customer engagement and usage of our products and services.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed. Our gross dollar volume was $23.0 billion, $22.0 billion, and $19.8 billion for the years ended December 31, 2016, 2015, and 2014, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $16.3 billion, $16.1 billion, and $14.2 billion for the years ended December 31, 2016, 2015, and 2014, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues, tax refund processing service revenues and 1099 program disbursement revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. We earn 1099 program disbursement fees from our business partners as payment disbursements are made.
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
We defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our service obligation to our customers. We consider the service obligation period to be the average card lifetime. We determine the average card lifetime for each pool of homogeneous products (e.g., products that exhibit the same characteristics such as nature of service and terms and conditions) based on company-specific historical data. Currently, we determine the average card lifetime separately for our GPR cards and gift cards. For our GPR cards, we measure the card lifetime as the period of time, inclusive of reload activity, between sale (or activation) of a card and the date of the last positive balance on that card. We analyze GPR cards activated between six and thirty months prior to each balance sheet date. We use this historical look-back period as a basis for determining our average card lifetime because it provides sufficient time for meaningful behavioral trends to develop. Currently, our GPR cards have an average card lifetime of five months. The usage of gift cards is limited to the initial funds loaded to the card. Therefore, we measure these gift cards’ lifetime as the redemption period over which cardholders initiate the substantial majority of their transactions. Currently, gift cards have an average lifetime of six months. We reassess average card lifetime quarterly. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
We also defer and expense commissions paid to retail distributors related to new card sales ratably over the average card lifetime, which is currently five months for our GPR cards and six months for gift cards.
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
Intangible and other long lived-assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. During the three months ended December 31, 2016, we completed our annual goodwill impairment test as of September 30, 2016. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment. No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2016, 2015, and 2014.

Comparison of Consolidated Results for the Years Ended December 31, 2016 and 2015
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues, as well as contra-revenue items:

	Year Ended December 31,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$337,821	47.0%	$318,083	45.8%
Processing and settlement service revenues	184,342	25.6	182,614	26.3
Interchange revenues	196,611	27.4	196,523	28.3
Stock-based retailer incentive compensation	—	—	(2,520)	(0.4)
Total operating revenues	$718,774	100.0%	$694,700	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $337.8 million for the year ended December 31, 2016, an increase of $19.7 million, or 6%, compared to the year ended December 31, 2015. The increase was driven by a shift in the mix of our active card portfolio toward higher revenue generating customers as compared to 2015 and improved unit economics on our new suite of prepaid card products, which increased monthly maintenance fees and ATM fees earned, partially offset by lower new card fees for the comparable periods. These factors have contributed to the year-over-year growth in revenue per active card, which we define as operating revenues for our Account Services segment divided by the number of active cards in each case for or as of the applicable period end, despite a 8% decline in the number of active cards from the year ended December 31, 2015 to the year ended December 31, 2016.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $184.3 million for the year ended December 31, 2016, an increase of $1.7 million, or 1%, compared to the year ended December 31, 2015. The number of cash transfers sold and tax refund transfers processed each decreased year-over-year. In each case, the decline in transactions was partially offset by higher revenue per transaction. The number of cash transfers sold decreased year-over-year due to the suspension of our MoneyPak PIN product, which was discontinued in the first quarter of 2015 and reintroduced in a different format in April 2016.
Interchange Revenues — Interchange revenues totaled $196.6 million for the year ended December 31, 2016, an increase of $0.1 million compared to the year ended December 31, 2015. Despite year-over-year growth of 2% in purchase volume, we earned a lower effective interchange rate on purchase volume due to a mix shift of purchase volume routed by certain merchants to lower revenue generating payment networks than in the prior year.
Stock-based Retailer Incentive Compensation — As a result of our repurchase right lapsing in May 2015, we had no stock-based retailer incentive compensation for the year ended December 31, 2016, a decrease of $2.5 million compared to the year ended December 31, 2015.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2016		2015
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$249,096	34.7%	$230,441	33.2%
Compensation and benefits expenses	159,456	22.2	168,226	24.2
Processing expenses	107,556	15.0	102,144	14.7
Other general and administrative expenses	139,350	19.3	134,560	19.4
Total operating expenses	$655,458	91.2%	$635,371	91.5%

Sales and Marketing Expenses — Sales and marketing expenses totaled $249.1 million for the year ended December 31, 2016, an increase of $18.7 million, or 8% compared to the year ended December 31, 2015. The increase was primarily the result of $11.4 million of incremental costs of manufacturing and distributing card packages as a result of the continued introduction of our new suite of prepaid card products with improved unit economics at our retail distributors. Sales and marketing expenses also increased due to an increase in sales commission expenses due in part to the impact of the increased sales commission rate we pay Walmart under the new agreement executed in May 2015 being applied to sales for the entire year ended December 31, 2016 compared to eight months of the year ended December 31, 2015.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $159.5 million for the year ended December 31, 2016, a decrease of $8.7 million or 5%, compared to the year ended December 31, 2015. Salaries and wages decreased by approximately $5.4 million and third party contractor expenses decreased by approximately $3.8 million, partially offset by an increase of $1.3 million in stock-based compensation expense. These decreases are a result of our cost reduction initiatives throughout our organization implemented as part of our Six Step plan.
Processing Expenses — Processing expenses totaled $107.6 million for the year ended December 31, 2016, an increase of $5.5 million, or 5%, compared to the year ended December 31, 2015. This increase was due to our growth in period-over-period purchase volume of 2%, higher fees charged to us by our payment networks for ATM and purchase transactions and lower bonus incentives received from our payment networks compared to the prior year. As discussed under "Financial Results and Trends," we incurred additional processing expenses during the second half of the year ended December 31, 2016 due to delays in the planned migration schedule to our new third party processor.
Other General and Administrative Expenses — Other general and administrative expenses totaled $139.4 million for the year ended December 31, 2016, an increase of $4.8 million, or 4%, compared to the year ended December 31, 2015. Other general and administrative expenses increased primarily due to year-over-year increases in cardholder transaction losses of $3.6 million, and a year-over-year decrease of $5.7 million in gains associated with the change in fair value of contingent consideration. These increases were offset by an absence in impairment charges during the year ended December 31, 2016, as we recorded $5.7 million associated with the write down of certain internal-use software during the year ended December 31, 2015.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.4
General business credits	(3.4)	(0.9)
Employee stock-based compensation	0.3	0.8
Transaction costs	—	(2.1)
Other	0.1	0.7
Effective tax rate	32.4%	33.9%
Our income tax expense increased by $0.3 million to $20.0 million in the year ended December 31, 2016 from the comparable period in 2015 due to an increase in income before income taxes. The decrease in our effective tax rate for the year ended December 31, 2016 as compared to the year ended December 31, 2015 from 33.9% to 32.4% is primarily attributable to the reversal of previously accrued tax positions on uncertain tax positions that were no longer necessary due to the expiration of statute of limitations and settlement with certain taxing jurisdictions.
Results of Operations by Segment
Refer to Note 23 — Segment Information to the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data of this report.

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
Card Revenues and Other Fees — Card revenues and other fees totaled $318.1 million for the year ended December 31, 2015, an increase of $64.9 million, or 26%, compared to the year ended December 31, 2014. The increase was primarily the result of a higher volume of monthly maintenance fees, ATM fees and transaction fees of $26.7 million, $16.8 million and $10.4 million, respectively, driven by recent acquisitions of companies focused on online and direct-to-consumer marketing channels in the fourth quarter of 2014 and first quarter of 2015. Card revenues and other fees also increased as a result of period-over-period growth in revenue per active card, driven by favorable customer behavior in all of our prepaid card portfolios.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $182.6 million for the year ended December 31, 2015, an increase of $3.3 million, or 2%, compared to the year ended December 31, 2014. We generated $70.0 million in tax refund processing services, for which there were minimal revenues for 2014. The revenues generated from our tax refund processing services were offset by a period-over-period decline of 22% in the number of cash transfers sold or $66.6 million, due to the discontinuation of our MoneyPak PIN product during the first quarter of 2015.
Interchange Revenues — Interchange revenues totaled $196.5 million for the year ended December 31, 2015, an increase of $18.5 million, or 10%, compared to the year ended December 31, 2014. The increase was primarily the result of period-over-period growth of 13% in purchase volume, partially offset by a slight decline in the effective interchange rate we earn on purchase volume. This average rate decline was the result of a shift in the mix of payment networks and payment types and can fluctuate period to period.
Stock-based Retailer Incentive Compensation — Stock-based retailer incentive compensation was $2.5 million for the year ended December 31, 2015, a decrease of $6.4 million, or 72%, compared to the year ended December 31, 2014. Beginning in May 2015, we ceased recording stock-based retailer compensation as a result of our repurchase right lapsing completely.
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

Sales and Marketing Expenses — Sales and marketing expenses totaled $230.4 million for the year ended December 31, 2015, a decrease of $4.8 million, or 2%, compared to the year ended December 31, 2014. Despite the increased sales commission rate we began paying to Walmart under the new agreement in May 2015, sales commissions decreased as a result of a period-over-period decline in the number of active cards in our portfolio and a decrease in our cash transfer revenues. This decrease was partially offset by an increase in advertising and marketing expenses of $3.3 million due to our acquired subsidiaries that focus on online and direct-to-consumer marketing channels.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $168.2 million for the year ended December 31, 2015, an increase of $45.1 million or 37%, compared to the year ended December 31, 2014. This increase was due to increases of $35.8 million in employee salaries and related benefits, $6.7 million in stock-based compensation expense and $2.7 million in third party contractor expenses, each primarily driven by our acquisitions from the fourth quarter of 2014 and first quarter of 2015.
Processing Expenses — Processing expenses totaled $102.1 million for the year ended December 31, 2015, an increase of $23.0 million, or 29%, compared to the year ended December 31, 2014. This increase was due to our growth in period-over-period purchase volume of 13%, primarily attributable to our acquisitions from the fourth quarter of 2014 and first quarter of 2015, offset by an increase in volume incentives from the payment networks.
Other General and Administrative Expenses — Other general and administrative expenses totaled $134.6 million for the year ended December 31, 2015, an increase of $29.4 million, or 28%, compared to the year ended December 31, 2014. This increase was primarily driven by increases of $18.7 million in amortization of acquired intangibles, $6.1 million in depreciation and amortization of property and equipment, and $5.9 million in impairment charges associated with certain capitalized internal-use use software. Other general and administrative expenses were also impacted by increases in general overhead expenses incurred during the normal course of operations and our acquisitions of $5.3 million, our provision for overdrawn accounts of $3.4 million, and telecommunication expenses of $2.9 million. The overall increases in other general and administrative expenses was partially offset by an $8.2 million gain associated with the change in the fair value of contingent consideration, and decreases of $7.7 million in losses from customer disputed transactions and professional services of $1.3 million.
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
Our income tax expense decreased by $6.5 million to $19.7 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a decrease in income before income taxes and a decrease in our effective tax rate by 4.1 percentage points from 38.0% to 33.9%. The decrease in the effective tax rate for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily attributable to transaction costs.
Results of Operations by Segment
Refer to Note 23 — Segment Information to the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data of this report.

Capital Management
As of December 31, 2016 and 2015, we were categorized as "well capitalized" under the regulatory framework. There were no conditions or events since December 31, 2016 which management believes would have changed our category as "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2016
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	332,101	24.3%	4.0%	n/a
Common equity Tier 1 capital	332,101	61.0%	4.5%	n/a
Tier 1 capital	332,101	61.0%	6.0%	6.0%
Total risk-based capital	333,288	61.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	139,491	17.0%	4.0%	5.0%
Common equity Tier 1 capital	139,491	54.8%	4.5%	6.5%
Tier 1 capital	139,491	54.8%	6.0%	8.0%
Total risk-based capital	139,768	54.9%	8.0%	10.0%

	December 31, 2015
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	347,801	25.9%	4.0%	n/a
Common equity Tier 1 capital	347,801	70.7%	4.5%	n/a
Tier 1 capital	347,801	70.7%	6.0%	6.0%
Total risk-based capital	349,396	71.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	152,737	20.4%	15.0%	15.0%
Common equity Tier 1 capital	152,737	132.2%	4.5%	6.5%
Tier 1 capital	152,737	132.2%	6.0%	8.0%
Total risk-based capital	153,164	132.5%	8.0%	10.0%

(1)
The tier 1 leverage regulatory minimum and well-capitalized minimum ratios for banks is 4% and 5%, respectively. As of December 31, 2015 our subsidiary bank was subject to separate tier 1 leverage requirements that we had committed to with the Federal Reserve Board and Utah Department of Financial Institutions. Our commitments with the Federal Reserve Board and Utah Department of Financial Institutions lapsed in November 2016.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Total cash provided by (used in)
Operating activities	$111,520	$156,720	$69,217
Investing activities	(78,291)	(175,718)	(187,346)
Financing activities	(72,682)	66,489	419,146
(Decrease) increase in unrestricted cash, cash equivalents and federal funds sold	$(39,453)	$47,491	$301,017
During the years ended December 31, 2016, 2015 and 2014 we financed our operations primarily through our cash flows provided by operating activities. Additionally, during the years ended December 31, 2016, 2015 and 2014, we financed certain investing activities through our borrowings under our Senior Credit Facility. At December 31, 2016, our primary source of liquidity was unrestricted cash and cash equivalents totaling $732.7 million. We also consider our $208.4 million of investment securities available-for-sale to be highly-liquid instruments. On January 25, 2017, we entered into a definitive agreement to acquire all of the equity interests of UniRush, LLC (“UniRush”) for approximately $147 million plus a minimum $4 million annual earn-out payment for five years following the closing. We plan to finance the acquisition consideration, net of UniRush’s cash balances, with a combination of cash from our consolidated balance sheet, borrowings under our Revolving Facility and, to a lesser extent, borrowings under committed short-term debt financing arrangements. We expect the acquisition close in the first quarter of fiscal 2017.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows provided by operating activities, and borrowing capacity under our Senior Credit Facility and other committed sources will be sufficient to meet our UniRush acquisition commitment and working capital, stock repurchase and capital expenditure requirements for at least the next 12 months. Thereafter, we may need to raise additional funds through public or private financings or borrowings for future capital needs. Any additional financing we require may not be available on terms that are favorable to us, or at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. No assurance can be given that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.
Cash Flows from Operating Activities
Our $111.5 million of net cash provided by operating activities in the year ended December 31, 2016 principally resulted from $41.6 million of net income, adjusted for certain non-cash operating expenses of $94.1 million, offset by a decrease in our net changes in our operating assets and liabilities of $24.2 million, driven primarily by a decrease in our accounts payable and accrued liabilities and an increase in tax payments made during the year. Our $156.7 million of net cash provided by operating activities in the year ended December 31, 2015 principally resulted from $38.4 million of net income, adjusted for certain non-cash operating expenses of $91.2 million, and an increase in our net changes in our operating assets and liabilities of $27.1 million, driven primarily by an increase in our accounts payable and accrued liabilities, and income taxes receivable. Our $69.2 million of net cash provided by operating activities in the year ended December 31, 2014 principally resulted from $42.7 million of net income, adjusted for certain non-cash operating expenses of $67.4 million, offset by a decrease of $48.7 million in amounts due to card issuing banks for overdrawn accounts, primarily related to payments to GE Capital Retail Bank to settle our liability associated with overdrawn cardholder account balances.
Cash Flows from Investing Activities
Our $78.3 million of net cash used in investing activities in the year ended December 31, 2016 primarily reflects payments for acquisition of property and equipment of purchases of $43.3 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $28.9 million. Our $175.7 million of net cash used in investing activities in the year ended December 31, 2015 reflects payments for business acquisitions of $65.2 million, net of cash acquired, payments for acquisition of property and equipment of $47.8 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $62.7 million. Our $187.3 million of net cash used in investing activities in the year ended December 31, 2014 reflects payments for business acquisitions of $227.0 million, net of cash acquired, and payments for acquisition of property and equipment of $39.3 million, partially offset by proceeds from sales and maturities of available-for-sale investment securities, net of purchases, of $77.2 million.
Cash Flows from Financing Activities
Our $72.7 million of net cash used in financing activities for the year ended December 31, 2016 was primarily the result of an $83.4 million decrease in obligations to customers, $59.0 million used for our stock repurchase program, $22.5 million in repayments of our note payable, and $8.2 million in taxes paid from net settled equity awards, offset by increases of $85.3 million in deposits to customers associated with our GPR card program and $14.9 million from stock option exercise and employee stock purchase plan proceeds. Our $66.5 million of net cash provided by financing activities in the year ended December 31, 2015 was primarily the result of increases of $86.7 million of deposits to customers associated with our GPR card program and $45.4 million in obligations to customers, offset by $22.5 million in repayments of our note payable and $41.0 million used for our stock repurchase program. Our $419.1 million of net cash provided by financing activities in the year ended December 31, 2014 was primarily the result of $345.8 million of deposits, proceeds of $150.0 million associated with our term loan and proceeds and excess tax benefits of $13.9 million associated with equity award activities. These were offset by decreases of $79.4 million in obligations to customers.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During 2017, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash and additional financing requirements to complete additional acquisitions in the future. As discussed above and in Note 24- Subsequent Events to the Consolidated Financial Statements in Item 8, in January 2017 we entered into a definitive agreement to acquire all of the equity interests of UniRush for approximately $147 million plus a minimum $4 million annual earn-out payment for five years following the closing. We plan to finance the acquisition consideration, net of UniRush's cash balances, with cash from our consolidated balance sheet, borrowings under our Revolving Facility and, to a lesser extent, borrowings under committed short-term debt financing arrangements. The earn-out payments will be made each year, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year, although any potential increase is not expected to be material to the overall price of the acquisition. We expect the acquisition to close in the first quarter of fiscal 2017.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (3.52% as of December 31, 2016). The balance outstanding on the Term Facility was $100.7 million at December 31, 2016, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at December 31, 2016. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At December 31, 2016, we were in compliance with all such covenants.

Share Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $150 million of common stock. The stock repurchase program will continue until otherwise suspended, terminated or modified at any time for any reason by our Board of Directors. As of December 31, 2016, the remaining authorized amount under the current authorization totaled approximately $50 million, after giving effect to all of our share repurchases under the program. We currently expect to repurchase the remaining amount authorized under our share repurchase plan in 2017.
During the year ended December 31, 2015, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock as part of our repurchase program. Under the ASR agreement, we purchased $40 million of our Class A common stock at an average price of $17.08 per share, resulting in approximately 2.4 million shares. We also entered into a $10 million agreement to repurchase shares under a Rule10b5-1 plan during the year ended December 31, 2015. Under this agreement, we received approximately 0.6 million shares at an average price of $16.15.
During the year ended December 31, 2016, we entered into an ASR agreement with a financial institution for the purchase of an additional $50 million of our Class A common stock. Under this ASR agreement, we repurchased approximately 2.2 million shares at an average price of $22.54 per share.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2016. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$105,000	$22,500	$82,500	$—	$—
Capital lease obligations	370	370	—	—	—
Operating lease obligations	35,702	7,236	11,579	11,823	5,064
Purchase obligations(1)	28,650	22,859	5,791	—	—
Total	$169,722	$52,965	$99,870	$11,823	$5,064
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See Note 19 – Commitments and Contingencies of the Notes to our Consolidated Financial Statements.
In addition to the above contractual obligations, our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing.
Off-Balance Sheet Arrangements
During the years ended December 31, 2016, 2015, and 2014 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Statistical Disclosure by Bank Holding Companies
As discussed in Part I, Item 1. Business, we became a bank holding company in December 2011. This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2016 and 2015 and average balance data for the period ended December 31, 2014:

	Year ended December 31,						Period ended December 31,
	2016			2015			2014
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$6,806	$872	12.8%	$7,014	$739	10.5%	$7,154
Taxable investment securities	152,941	2,135	1.4	108,122	1,179	1.1	53,280
Non-taxable investment securities	677	12	1.8	903	19	2.1	1,029
Federal reserve stock	3,953	238	6.0	3,855	234	6.1	3,481
Federal funds sold	—	—	—	468	1	0.2	380
Cash	585,701	3,160	0.5	676,400	1,734	0.3	642,608
Total interest-bearing assets	750,078	6,417	0.9%	796,762	3,906	0.5%	707,932
Non-interest bearing assets	127,809			66,828			64,632
Total assets	$877,887			$863,590			$772,564

Liabilities
Interest-bearing liabilities
Negotiable order of withdrawal (NOW)	$1,107	$1	0.1%	$1,025	$1	0.1%	$1,338
Savings deposits	11,926	15	0.1	8,181	11	0.1	6,820
Time deposits, denominations greater than or equal to $100	6,217	52	0.8	5,576	44	0.8	5,735
Time deposits, denominations less than $100	1,834	13	0.7	1,874	12	0.6	1,806
Total interest-bearing liabilities	21,084	81	0.4%	16,656	68	0.4%	15,699
Non-interest bearing liabilities	696,747			696,176			626,110
Total liabilities	717,831			712,832			641,809
Total stockholders' equity	160,056			150,758			130,755
Total liabilities and stockholders' equity	$877,887			$863,590			$772,564

Net interest income/yield on earning assets		$6,336	0.5%		$3,838	0.1%
___________

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

The following table presents the rate/volume variance in interest income and expense for the year ended December 31, 2016:

	December 31, 2016
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Loans	$133	$160	$(27)
Taxable investment securities	956	330	626
Non-taxable investment securities	(7)	(3)	(4)
Federal reserve stock	4	(2)	6
Federal funds sold	(1)	(1)	—
Cash	1,426	1,915	(489)
	$2,511	$2,399	$112

Negotiable order of withdrawal (NOW)	$—	$—	$—
Savings deposits	4	(1)	5
Time deposits, denominations greater than or equal to $100	8	3	5
Time deposits, denominations less than $100	1	1	—
	$13	$3	$10
___________

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2016, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds	$15,952	$15,958	$30,186	$30,147	$27,107	$27,069
Mortgage-backed securities	117,990	117,490	100,206	99,781	36,251	36,220
Municipal bonds	1,460	1,430	854	865	908	920
Asset-backed securities	26,614	26,458	—	—	—	—
Total fixed-income securities	$162,016	$161,336	$131,246	$130,793	$64,266	$64,209
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2016:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(In thousands, except percentages)
Corporate bonds	$12,841	$3,111	$—	$—	$15,952
Mortgage-backed securities	—	—	—	117,990	117,990
Municipal bonds	282	210	59	909	1,460
Asset-backed securities	—	17,865	8,749	—	26,614
Total fixed-income securities	$13,123	$21,186	$8,808	$118,899	$162,016
Weighted-average yield	1.33%	1.79%	1.96%	1.52%	1.56%

Loan Portfolio
The aggregate loan portfolio carrying value, gross of the related allowance for loan losses, totaled $6.3 million at December 31, 2016 or a 6% decrease compared to December 31, 2015. The following table shows the composition of Green Dot Bank’s loan portfolio as of December 31, 2016, 2015 and 2014:

	As of December 31,
	2016	2015	2014
	(In thousands)
Residential	$3,724	$3,863	$3,861
Commercial	366	313	697
Installment	1,744	2,529	2,436
Other	502	—	—
Total loans	$6,336	$6,705	$6,994

Loans on nonaccrual status	$368	$365	$189
Loans past due 90 days or more	2	19	4
Total TDR	414	457	158
The following table presents a maturity distribution for loan categories as of December 31, 2016:

	Due in one year or less	Due after one year through five years	Due after five years	Total
	(In thousands)
Residential
Fixed rate	$1,426	$1,586	$712	$3,724
Commercial
Fixed rate	366	—	—	366
Installment
Fixed rate	530	1,214	—	1,744
Other
Fixed rate	502	—	—	502
Total loans	$2,824	$2,800	$712	$6,336
Allowance for Loan Losses
The allowance for loan losses totaled $0.3 million and $0.4 million at December 31, 2016 and 2015, respectively. Our allowance for loan losses is established based on the credit characteristics and risk inherent in our loan portfolio, as well as the identification of certain impaired loans and the specific reserves we apply to cover their potential losses. Refer to Note 2 — Summary of Significant Accounting Policies in Item 8 of this report for our accounting policy on allowance for loan losses.

	December 31, 2016	December 31, 2015
	(In thousands, except percentages)
Allowance for loan losses:
Beginning balance	$426	$444
Loans charged off:
Commercial	—	—
Residential	—	—
Installment	24	44
Other	1	—
Total	25	44
Recoveries of loans previously charged off:
Commercial	14	10
Residential	—	4
Installment	13	50
Other	—	—
Total	27	64
Net loans charged off	(2)	(20)
Reduction of allowance for loan losses	(151)	(38)
Ending balance	$277	$426
Allowance for loan losses to loans outstanding at year-end	4.3%	6.3%

Net charge-offs to average loans	(0.03)%	(0.29)%
Total reduction of credit losses to average loans	(2.22)%	(0.54)%
Recoveries to gross charge-offs	108.00%	145.45%
Allowance for loan losses as a multiple of net charge-offs	(138.50)	(21.30)
At December 31, 2016, the carrying value, gross of the related allowance for loan losses, of impaired and TDR loans totaled $0.6 million, of which there was a specific allowance of $0.2 million.
The components of our allowance for loan losses, by category, are as follows:

	December 31, 2016		December 31, 2015
	Allowance	% of Loans	Allowance	% of Loans
	(In thousands, except percentages)
Loan category:
Commercial	$4	1.5%	$9	2.1%
Residential	107	38.6	119	27.9
Installment	151	54.5	298	70.0
Other	15	5.4	—	—
Total	$277	100.0%	$426	100.0%
Loan Portfolio Concentrations
Green Dot Bank, our subsidiary bank, operates at a single office in Provo, Utah located in the Utah County area. As of December 31, 2016, approximately 93.3% of our borrowers resided in the state of Utah and approximately 42.0% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region.

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2016, 2015, and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	$1,107	0.1%	$1,025	0.1%	$1,054	—%
Savings deposits	11,926	0.1	8,181	0.1	7,034	0.1
Time deposits, denominations greater than or equal to $100	6,217	0.8	5,576	0.9	5,321	0.9
Time deposits, denominations less than $100	1,834	0.7	1,874	1.0	1,806	0.7
Total interest-bearing deposit accounts	21,084	0.4%	16,656	0.5%	15,215	0.4%
Non-interest bearing deposit accounts	509,777		589,601		469,661
Total deposits	$530,861		$606,257		$484,876
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2016:

December 31, 2016
(In thousands)
Less than 3 months	$521
3 through 6 months	710
6 through 12 months	1,796
Greater than 12 months	2,105
$5,132
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the years ended December 31, 2016, 2015, and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
Net return on assets	1.3%	1.2%	1.3%
Net return on equity	7.2	6.9	7.5
Equity to assets ratio	18.2	17.5	16.9
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
As of December 31, 2016, we had a $100.7 million term loan outstanding under our $225.0 million credit agreement. Refer to Note 10 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2016, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Credit and liquidity risk
We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from our 1099 distribution partners and retail distributors that collect funds and fees from our customers, and amounts due from our issuing banks for fees collected on our behalf.
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
Our exposure to credit risk associated with our retail distributors and 1099 distribution partners is mitigated due to the short time period, currently an average of two days that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor and 1099 distribution partner. We monitor each retail distributor’s and 1099 distribution partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring our retail distributor and 1099 distribution partner exposure and assigning credit limits and reports regularly to the audit committee of our board of directors.

ITEM 8. Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Green Dot Corporation

We have audited Green Dot Corporation's (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Green Dot Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Green Dot Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Green Dot Corporation and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Green Dot Corporation

We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Dot Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Green Dot Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2017

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$732,676	$772,128
Federal funds sold	—	1
Restricted cash	12,085	5,793
Investment securities available-for-sale, at fair value	46,686	49,106
Settlement assets	137,083	69,165
Accounts receivable, net	40,150	42,153
Prepaid expenses and other assets	32,186	30,511
Income tax receivable	12,570	6,434
Total current assets	1,013,436	975,291
Investment securities available-for-sale, at fair value	161,740	132,433
Loans to bank customers, net of allowance for loan losses of $277 and $426 as of December 31, 2016 and 2015, respectively	6,059	6,279
Prepaid expenses and other assets	4,142	6,416
Property and equipment, net	82,621	78,877
Deferred expenses	16,647	14,509
Net deferred tax assets	4,648	3,864
Goodwill and intangible assets	451,051	473,779
Total assets	$1,740,344	$1,691,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,856	$37,186
Deposits	737,414	652,145
Obligations to customers	46,043	61,300
Settlement obligations	4,877	5,074
Amounts due to card issuing banks for overdrawn accounts	1,211	1,067
Other accrued liabilities	102,426	87,635
Deferred revenue	25,005	22,901
Note payable	20,966	20,966
Total current liabilities	960,798	888,274
Other accrued liabilities	12,330	37,894
Note payable	79,720	100,686
Net deferred tax liabilities	3,763	1,272
Total liabilities	1,056,611	1,028,126
Commitments and contingencies (Note 19)
Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value: 10 shares authorized as of December 31, 2016 and 2015; 0 and 2 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	2
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2016 and 2015; 50,513 and 50,502 shares issued and outstanding as of December 31, 2016 and 2015, respectively	51	51
Additional paid-in capital	358,155	379,376
Retained earnings	325,708	284,108
Accumulated other comprehensive loss	(181)	(215)
Total stockholders’ equity	683,733	663,322
Total liabilities and stockholders’ equity	$1,740,344	$1,691,448
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$337,821	$318,083	$253,155
Processing and settlement service revenues	184,342	182,614	179,289
Interchange revenues	196,611	196,523	178,040
Stock-based retailer incentive compensation	—	(2,520)	(8,932)
Total operating revenues	718,774	694,700	601,552
Operating expenses:
Sales and marketing expenses	249,096	230,441	235,227
Compensation and benefits expenses	159,456	168,226	123,083
Processing expenses	107,556	102,144	79,053
Other general and administrative expenses	139,350	134,560	105,200
Total operating expenses	655,458	635,371	542,563
Operating income	63,316	59,329	58,989
Interest income	7,367	4,737	4,064
Interest expense	(9,122)	(5,944)	(1,276)
Other income	—	—	7,129
Income before income taxes	61,561	58,122	68,906
Income tax expense	19,961	19,707	26,213
Net income	41,600	38,415	42,693
Income attributable to preferred stock	(802)	(1,102)	(4,842)
Net income available to common stockholders	$40,798	$37,313	$37,851

Basic earnings per common share:	$0.82	$0.73	$0.92
Diluted earnings per common share:	$0.80	$0.72	$0.90
Basic weighted-average common shares issued and outstanding:	49,535	51,332	40,907
Diluted weighted-average common shares issued and outstanding:	50,797	51,875	41,770
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$41,600	$38,415	$42,693
Other comprehensive income (loss)
Unrealized holding gains (losses), net of tax	34	(163)	(5)
Comprehensive income	$41,634	$38,252	$42,688
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2013	7	$7	37,729	$38	$199,251	$203,000	$(47)	$402,249
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	1,487	1	10,680	—	—	10,681
Stock-based compensation	—	—	—	—	20,329	—	—	20,329
Stock-based retailer incentive compensation	—	—	—	—	8,932	—	—	8,932
Conversion of preferred stock	(5)	(5)	5,345	5	—	—	—	—
Issuance of shares related to acquisitions	—	—	6,585	7	144,104	—	—	144,111
Net income	—	—	—	—	—	42,693	—	42,693
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Balance at December 31, 2014	2	$2	51,146	$51	$383,296	$245,693	$(52)	$628,990
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	798	1	(2,059)	—	—	(2,058)
Stock-based compensation	—	—	—	—	27,011	—	—	27,011
Stock-based retailer incentive compensation	—	—	—	—	2,520	—	—	2,520
Shares issued in business combination	—	—	514	1	10,258	—	—	10,259
Repurchases of Class A common stock	—	—	(1,956)	(2)	(41,650)	—	—	(41,652)
Net income	—	—	—	—	—	38,415	—	38,415
Other comprehensive loss	—	—	—	—	—	—	(163)	(163)
Balance at December 31, 2015	2	$2	50,502	$51	$379,376	$284,108	$(215)	$663,322
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	1,716	1	8,803	—	—	8,804
Stock-based compensation	—	—	—	—	28,321	—	—	28,321
Conversion of preferred stock	(2)	(2)	1,519	2	—	—	—	—
Repurchases of Class A common stock	—	—	(3,224)	(3)	(58,345)	—	—	(58,348)
Net income	—	—	—	—	—	41,600	—	41,600
Other comprehensive income	—	—	—	—	—	—	34	34
Balance at December 31, 2016	—	$—	50,513	$51	$358,155	$325,708	$(181)	$683,733
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities
Net income	$41,600	$38,415	$42,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	39,460	38,509	32,454
Amortization of intangible assets	23,021	23,205	4,530
Provision for uncollectible overdrawn accounts	74,841	63,294	38,273
Provision for uncollectible trade receivables	1,520	—	—
Employee stock-based compensation	28,321	27,011	20,329
Stock-based retailer incentive compensation	—	2,520	8,932
Amortization of premium on available-for-sale investment securities	1,357	1,167	1,105
Change in fair value of contingent consideration	(2,500)	(8,200)	(698)
Amortization of deferred financing costs	1,534	1,535	289
Impairment of capitalized software	142	5,881	—
Deferred income tax expense (benefit)	1,270	(406)	463
Changes in operating assets and liabilities:
Accounts receivable	(74,851)	(54,450)	(30,479)
Prepaid expenses and other assets	1,131	(5,766)	1,086
Deferred expenses	(2,138)	2,817	(1,887)
Accounts payable and other accrued liabilities	(19,156)	13,179	1,167
Amounts due to card issuing banks for overdrawn accounts	144	(157)	(48,706)
Deferred revenue	2,004	(1,617)	(319)
Income tax receivable	(6,657)	9,995	29
Other, net	477	(212)	(44)
Net cash provided by operating activities	111,520	156,720	69,217

Investing activities
Purchases of available-for-sale investment securities	(135,920)	(195,132)	(212,446)
Proceeds from maturities of available-for-sale securities	105,544	84,435	153,265
Proceeds from sales of available-for-sale securities	1,430	47,953	136,425
(Increase) decrease in restricted cash	(6,292)	(199)	1,360
Payments for acquisition of property and equipment	(43,273)	(47,837)	(39,338)
Net principal collections on loans	220	271	352
Acquisitions, net of cash acquired	—	(65,209)	(226,964)
Net cash used in investing activities	(78,291)	(175,718)	(187,346)

Financing activities
Borrowings from note payable	—	—	150,000
Repayments of borrowings from note payable	(22,500)	(22,500)	—
Borrowings on revolving line of credit	145,000	30,001	—
Repayments on revolving line of credit	(145,000)	(30,001)	—
Proceeds from exercise of options	14,917	3,832	9,960
Excess tax benefits from stock compensation	2,995	222	3,945
Taxes paid related to net share settlement of equity awards	(8,223)	(5,124)	(3,224)
Net increase in deposits	85,269	86,744	345,821
Net (decrease) increase in obligations to customers	(83,372)	45,372	(79,442)
Contingent consideration payments	(2,755)	(1,071)	(242)
Repurchase of Class A common stock	(59,013)	(40,986)	—
Deferred financing costs	—	—	(7,672)
Net cash (used in) provided by financing activities	(72,682)	66,489	419,146

Net (decrease) increase in unrestricted cash, cash equivalents, and federal funds sold	(39,453)	47,491	301,017
Unrestricted cash, cash equivalents, and federal funds sold, beginning of year	772,129	724,638	423,621
Unrestricted cash, cash equivalents, and federal funds sold, end of year	$732,676	$772,129	$724,638

Cash paid for interest	$7,586	$4,410	$1,276
Cash paid for income taxes	$22,316	$9,892	$21,602
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Green Dot Corporation (“we,” “us” and “our” refer to Green Dot Corporation and its wholly-owned subsidiaries) is a pro-consumer technology innovator with a mission to reinvent personal banking for the masses. Our products and services include: Green Dot MasterCard and Visa-branded prepaid debit cards and several co-branded reloadable prepaid card programs, collectively referred to as our GPR cards; Visa-branded gift cards; Visa-branded secured credit cards; checking account products, such as GoBank, an innovative checking account developed for use via mobile phones that is available at Walmart and online; our proprietary swipe reload and MoneyPak products referred to as our cash transfer products, which enable cash loading and transfer services through our Green Dot Network; money processing services under 1099 programs; and tax refund processing services designed to facilitate the secure receipt of a customer's income tax refund.
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
We market our products and services to consumers in the United States. Our products are issued by our wholly-owned subsidiary, Green Dot Bank and third-party issuing banks including The Bancorp Bank, MetaBank and Sunrise Banks, N.A. We also have multi-year distribution arrangements with many large and medium-sized retailers, including Walmart, Walgreens, CVS, Rite Aid, 7-Eleven, Kroger, Kmart, and Dollar Tree, and with various industry resellers, including Blackhawk Network and InComm. We refer to participating retailers collectively as our “retail distributors.” Our tax refund processing services are integrated into the offerings of partnering tax software companies, which enables us to serve approximately 27,000 independent online and in-person tax preparers and accountants nationwide.
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
Investment Securities
Our investment portfolio is primarily comprised of fixed income securities. We classify these securities as available-for-sale and report them at fair value with the related unrealized gains and losses, net of tax, included in accumulated other comprehensive income, a component of stockholders’ equity. We classify investment securities with maturities less than or equal to 365 days as current assets.
We regularly evaluate each fixed income security where the value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether we either plan to sell the security or it is more-

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
likely-than-not that we will be required to sell the security before recovery of its amortized cost. If the impairment of the investment security is credit-related, an other-than-temporary impairment is recorded in earnings. We recognize non-credit-related impairment in accumulated other comprehensive income. If we intend to sell an investment security or believe we will more-likely-than-not be required to sell a security, we record the full amount of the impairment as an other-than-temporary impairment.
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
Restricted Cash
At December 31, 2016 and 2015, restricted cash amounted to $12.1 million and $5.8 million, respectively. Restricted cash as of December 31, 2016, primarily consists of funds required to collateralize a pre-funding obligation with a counter-party. Balances at December 31, 2015 consists primarily of funds held in an escrow account under the terms of a purchase agreement related to one of our business acquisitions, as well as funds required to collateralize outstanding letters of credit related to our corporate facility lease.
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
The estimated useful lives of the respective classes of assets are as follows:

Land	N/A
Building	30 years
Computer equipment, furniture and office equipment	3-10 years
Computer software purchased	3 years
Capitalized internal-use software	2-7 years
Tenant improvements	Shorter of the useful life or the lease term
Impairment of Long Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded impairment charges of $0.1 million and $5.9 million for the years ended December 31, 2016 and 2015, respectively, associated with capitalized internal-use software we determined to no longer be utilized

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
and any remaining carrying value was written off. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations. There were no such impairment charges for the year ended December 31, 2014.
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
No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2016, 2015 and 2014.
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
Card revenues and other fees consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over the month for which they are assessed. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the same time our service is completed and the fees are assessed. We charge new card fees when a consumer purchases a new card in a retail store. We defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently five months for our GPR cards and six months our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the period of time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders initiate the substantial majority of their transactions. We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, which we offer to cardholders from time-to-time. We generally recognize these revenues as purchase transactions occur or when the underlying services are completed.
Our processing and settlement services consist of cash transfer revenues, tax refund processing service revenues and 1099 program disbursement revenues. We generate cash transfer revenues when consumers purchase our cash transfer products (reload services) in a retail store. We recognize these revenues when the cash transfer transactions are completed, generally within two business days from the time of sale of these products. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. We recognize tax refund processing service revenues as we remit tax return proceeds to the taxpayer. We earn 1099 disbursement fees from our business partners as payment disbursements are made.

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
We pay our retail distributors and brokers commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently five months for our GPR cards and six months for our gift cards. Absent a new card fee, we expense the related commissions immediately. We expense commissions related to cash transfer products when the cash transfer transactions are completed. We expense costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising first takes place. We record the costs associated with card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime.
Included in sales and marketing expenses are advertising and marketing expenses of $11.9 million, $10.1 million and $6.8 million and shipping and handling costs of $3.7 million, $2.8 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Also included in sales and marketing expenses were liabilities that we incurred for use tax to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
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
We divide adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options, restricted stock units, shares to be purchased under our employee stock purchase plan and the dilution resulting from the conversion of convertible securities, if applicable. We exclude the effects of convertible securities, restricted stock units and stock options from the computation of diluted EPS in periods in which the effect would be anti-dilutive. We calculate dilutive potential common shares using the treasury stock method, if-converted method and the two-class method, as applicable.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied retrospectively to each period presented. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-18 on our consolidated financial statements, however, we do not anticipate material impact upon adoption of the ASU.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that will simplify how companies account for certain aspects of share-based payments to employees, including the accounting for income taxes upon vesting or exercise of share-based payments, classification of awards as either equity or liabilities with respect to statutory tax withholding thresholds, accounting for forfeitures, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We will adopt the provisions of ASU 2016-09 effective January 1, 2017.
Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation will be recognized as income tax expense or benefit in the income statement instead of additional paid-in capital on the consolidated balance sheets. The impact of adopting this standard on our consolidated financial statements is dependent upon the intrinsic value of share-based compensation awards at the time of exercise, vesting or expiration and may result in more variability in our effective tax rate and net profit or loss, as well as impact our share dilution. Since we do not have any previously unrecognized excess tax benefits, no cumulative-effect adjustment to retained earnings will be required upon adoption. Excess tax benefits will also be classified as operating activities in the consolidated statements of cash flows instead of in financing activities.
Additionally, upon adoption of ASU 2016-09, we will elect to account for forfeitures on stock-based compensation as they occur, rather than estimate future expected forfeitures. We do not expect the change in our accounting policy for forfeitures to have a material impact on our financial results and, except as described above with respect to excess tax benefits, do not expect any of the other provisions of ASU 2016-09 to have a material impact to our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The FASB has also issued a number of additional technical corrections since the initial ASU, all of which follow the effective dates of the new revenue recognition guidance under Topic 606. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. We have formed a project team and are currently assessing the impact of the adoption of this principle on our consolidated financial statements. We anticipate adopting this ASU on January 1, 2018 using the modified retrospective approach, however, may opt for the full retrospective method depending on the final outcome of our evaluation.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08"). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements for the ASU is the same as the effective date and transition requirements of ASU 2014-09. We are currently in the process of evaluating the impact of adoption of ASU 2016-08 on our consolidated financial statements in conjunction with ASU 2014-09, as discussed above.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products ("ASU 2016-04"). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. ASU 2016-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. Based on our current accounting policy, we do not expect the adoption of ASU 2016-04 to have a material impact on our consolidated financial statements.
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
The assets and liabilities acquired consisted of $3.3 million in cash and cash equivalents, $4.1 million in accounts and other receivables, $4.9 million in prepaid and other assets and $12.8 million in accrued liabilities. Additionally, we recorded goodwill and intangible assets for $63.0 million and $16.1 million, respectively. Transaction costs associated with this acquisition were not material.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Acquisitions (continued)
SBBT Holdings, LLC
On October 23, 2014, we completed our acquisition of SBBT Holdings, LLC ("TPG"), a provider of integrated tax refund processing services. In connection with the acquisition, total consideration amounted to approximately $358.5 million, which included cash, stock and contingent consideration. We financed the transaction with $204.5 million in cash, of which $150.0 million was raised from our Term Facility, as discussed in Note 10 — Note Payable, and 6.1 million shares of our Class A common stock at a closing price of $21.86 (of which 1.1 million shares were initially deposited in an escrow fund to serve as a source of payment of any indemnification obligations).
Additionally, the transaction terms included a potential $80.0 million cash earn-out payable to the former owners of TPG based on TPG meeting certain pre-determined performance targets. The earn-out period spans from July to June each fiscal year from 2015 to 2017. Certain performance targets must be achieved each fiscal year in order to earn a corresponding portion of the cash earn-out. For fiscal years 2015 and 2016, these performance targets were not met, and therefore no cash earn-out payments were made.
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
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2016
Corporate bonds	$21,533	$9	$(7)	$21,535
Commercial paper	12,427	4	(1)	12,430
U.S. Treasury notes	21,603	1	(41)	21,563
Agency securities	4,002	—	(1)	4,001
Mortgage-backed securities	117,990	242	(741)	117,491
Municipal bonds	1,460	1	(31)	1,430
Asset-backed securities	30,131	1	(156)	29,976
Total investment securities	$209,146	$258	$(978)	$208,426

December 31, 2015
Corporate bonds	$33,201	$—	$(47)	$33,154
Commercial paper	6,504	3	(2)	6,505
U.S. Treasury notes	17,541	—	(16)	17,525
Agency securities	4,034	—	(19)	4,015
Mortgage-backed securities	100,131	195	(554)	99,772
Municipal bonds	1,954	11	(65)	1,900
Asset-backed securities	18,725	—	(57)	18,668
Total investment securities	$182,090	$209	$(760)	$181,539

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of December 31, 2016 and 2015, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2016
Corporate bonds	$8,739	$(7)	$1,999	$—	$10,738	$(7)
Commercial paper	2,672	(1)	—	—	2,672	(1)
U.S. Treasury notes	16,211	(41)	—	—	16,211	(41)
Agency securities	4,002	(1)	—	—	4,002	(1)
Mortgage-backed securities	23,300	(236)	61,383	(505)	84,683	(741)
Municipal bonds	—	—	937	(31)	937	(31)
Asset-backed securities	25,501	(156)	—	—	25,501	(156)
Total investment securities	$80,425	$(442)	$64,319	$(536)	$144,744	$(978)

December 31, 2015
Corporate bonds	$20,416	$(22)	$10,679	$(25)	$31,095	$(47)
Commercial paper	4,322	(2)	—	—	4,322	(2)
U.S. Treasury notes	17,525	(16)	—	—	17,525	(16)
Agency securities	4,015	(19)	—	—	4,015	(19)
Mortgage-backed securities	53,634	(410)	21,518	(144)	75,152	(554)
Municipal bonds	—	—	1,035	(65)	1,035	(65)
Asset-backed securities	18,668	(57)	—	—	18,668	(57)
Total investment securities	$118,580	$(526)	$33,232	$(234)	$151,812	$(760)
We did not record any other-than-temporary impairment losses during the years ended December 31, 2016 and 2015 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of December 31, 2016, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$46,694	$46,686
Due after one year through five years	13,610	13,582
Due after five years through ten years	58	57
Due after ten years	910	881
Mortgage and asset-backed securities	147,874	147,220
Total investment securities	$209,146	$208,426
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Overdrawn account balances due from cardholders	$14,773	$10,198
Reserve for uncollectible overdrawn accounts	(11,932)	(7,999)
Net overdrawn account balances due from cardholders	2,841	2,199

Trade receivables	1,941	10,644
Reserve for uncollectible trade receivables	(372)	(58)
Net trade receivables	1,569	10,586

Receivables due from card issuing banks	8,497	8,852
Fee advances	16,708	11,621
Other receivables	10,535	8,895
Accounts receivable, net	$40,150	$42,153
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance, beginning of period	$7,999	$11,196	$10,363
Provision for uncollectible overdrawn accounts:
Fees	67,798	55,595	34,057
Purchase transactions	7,043	7,699	4,216
Charge-offs	(70,908)	(66,491)	(37,440)
Balance, end of period	$11,932	$7,999	$11,196
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2016
Residential	$—	$6	$—	$6	$3,718	$3,724
Commercial	—	—	—	—	366	366
Installment	—	—	2	2	1,742	1,744
Other	—	—	—	—	502	502
Total loans	$—	$6	$2	$8	$6,328	$6,336

Percentage of outstanding	—%	0.1%	—%	0.1%	99.9%	100.0%

December 31, 2015
Residential	$—	$—	$—	$—	$3,863	$3,863
Commercial	—	—	19	19	294	313
Installment	2	—	—	2	2,527	2,529
Total loans	$2	$—	$19	$21	$6,684	$6,705

Percentage of outstanding	—%	—%	0.3%	0.3%	99.7%	100.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2016	December 31, 2015
	(In thousands)
Residential	$368	$341
Commercial	—	19
Installment	—	5
Total loans	$368	$365
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2016		December 31, 2015
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,036	$688	$3,404	$459
Commercial	366	—	294	19
Installment	1,432	312	2,173	356
Other	502	—	—	—
Total loans	$5,336	$1,000	$5,871	$834
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$388	$316	$365	$298
Commercial	—	—	257	19
Installment	220	98	284	140

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance, beginning of period	$426	$444	$464
Provision (benefit) for loans	(151)	(38)	20
Loans charged off	(25)	(44)	(66)
Recoveries of loans previously charged off	27	64	26
Balance, end of period	$277	$426	$444
Note 7—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Land	$205	$205
Building	1,105	605
Computer equipment, furniture, and office equipment	44,789	45,508
Computer software purchased	19,370	16,900
Capitalized internal-use software	139,730	113,721
Tenant improvements	10,101	9,914
	215,300	186,853
Less accumulated depreciation and amortization	(132,679)	(107,976)
Property and equipment, net	$82,621	$78,877
Depreciation and amortization expense was $39.5 million, $38.5 million and $32.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in those amounts are depreciation expense related to internal-use software of $25.6 million, $23.0 million and $18.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We recorded impairment charges of $0.1 million and $5.9 million for the years ended December 31, 2016 and 2015, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. There were no such impairment charges for the year ended December 31, 2014. The net carrying value of capitalized internal-use software was $58.1 million and $47.6 million at December 31, 2016 and 2015, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Goodwill	$208,355	$208,079
Intangible assets, net	242,696	265,700
Goodwill and intangible assets	$451,051	$473,779
Goodwill
Changes in the carrying amount of goodwill were as follows:

	December 31,
	2016	2015
	(In thousands)
Balance, beginning of period	$208,079	$144,662
Acquisitions	—	64,713
Adjustments related to final purchase accounting	276	(1,296)
Balance, end of period	$208,355	$208,079
During the three months ended December 31, 2016, we completed our annual goodwill impairment test as of September 30, 2016. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$251,273	$(43,707)	$207,566	$251,273	$(23,862)	$227,411	13.9
Trade names	38,586	(6,192)	32,394	38,586	(3,353)	35,233	14.5
Patents	3,000	(545)	2,455	3,000	(273)	2,727	11.0
Other	964	(683)	281	964	(635)	329	9.3
Total intangible assets	$293,823	$(51,127)	$242,696	$293,823	$(28,123)	$265,700
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $23.0 million, $23.2 million, and $4.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. None of our intangible assets were considered impaired as of December 31, 2016 or 2015.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter    :

December 31,
(In thousands)
2017	$23,029
2018	23,028
2019	22,910
2020	18,853
2021	18,838
Thereafter	136,038
Total	$242,696

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2016	2015
Non-interest bearing deposit accounts	(In thousands)
GPR deposits	$617,220	$610,652
Other demand deposits	100,405	23,644
Total non-interest bearing deposit accounts	717,625	634,296
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,209	851
Savings	11,950	8,848
Time deposits, denominations greater than or equal to $100	5,132	6,268
Time deposits, denominations less than $100	1,498	1,882
Total interest-bearing deposit accounts	19,789	17,849
Total deposits	$737,414	$652,145
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2017	$3,876
Due in 2018	694
Due in 2019	403
Due in 2020	812
Due in 2021	845
Total time deposits	$6,630
As of December 31, 2016, we had aggregate time deposits of $2.5 million in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit.
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
As of December 31, 2016 and 2015, our outstanding debt consisted of the following, net of deferred financing costs of $4.3 million and $5.8 million, respectively:

	December 31, 2016	December 31, 2015
	(In thousands)
Term facility	$100,686	$121,652
Revolving facility	—	—
Total notes payable	$100,686	$121,652

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Note Payable (continued)
Interest and other fees
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of December 31, 2016 was 3.52%. Interest expense related to our Senior Credit Facility was $4.0 million, $4.3 million, and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The following table sets forth future annual contractual principal payment commitments as of December 31, 2016:

December 31,
(In thousands)
2017	$22,500
2018	22,500
2019	60,000
Total	$105,000
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
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2016, we were in compliance with all such covenants.
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
During the year ended December 31, 2014, 5,345 shares of our Series A Preferred Stock converted into 5,345,000 shares of Class A Common Stock. As of December 31, 2015, 1,515 shares of our Series A Preferred Stock were outstanding. All remaining Series A Preferred shares outstanding converted into equivalent shares of Class A Common Stock during the year ended December 31, 2016.
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
Non-Employee Stock-Based Payments
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares were subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapsed with respect to 36,810 shares per month over the five-year term of the agreement. Our right to repurchase shares lapsed completely during the year ended December 31, 2015, and therefore, there were no shares subject to our repurchase right as of December 31, 2016 and 2015.

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
Comprehensive Income
The tax impact on unrealized losses on investment securities available-for-sale for the years ended December 31, 2016, 2015 and 2014 was approximately $0.2 million, $0.3 million and $0.0 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders’ Equity (continued)
Stock Repurchase Program
In June 2015, our Board of Directors authorized a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program ("Repurchase Program") with no expiration date. The Repurchase Program may be carried out at the direction of management, subject to the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934 ("Exchange Act") and other legal requirements, and any further limitations that may be established by the Board of Directors. Repurchases may be made through open market purchases, block trades, and in negotiated private transactions. The stock may be repurchased on an ongoing basis and will be subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and our financial performance. As of December 31, 2016 we have repurchased $100 million of Class A Common Stock under the Repurchase Program.
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
The up-front payments are accounted for as a reduction to shareholders’ equity on our consolidated balance sheets in the periods the payments are made. The ASRs are accounted for in two separate transactions: 1) a treasury stock repurchase for the initial shares received and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. The par value of the shares received are recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings.  The ASRs meet all of the applicable criteria for equity classification, and therefore are not accounted for as derivative instruments. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The shares are retired upon repurchase, but remain authorized for registration and issuance in the future.
The following table summarizes our ASR activity since inception of the stock repurchase program:

	Purchase Period End Date	Number of Shares (In thousands)	Average repurchase price per share	ASR Amount (In thousands)
April 2016 ASR	October 2016	2,219	$22.54	$50,000
September 2015 ASR	January 2016	2,342	$17.08	$40,000
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
Upon adoption, we reserved 2,000,000 shares and 200,000 shares of our Class A common stock for issuance under our 2010 Equity Incentive Plan and 2010 Employee Stock Purchase Plan, respectively. The number of shares reserved for issuance under our 2010 Equity Incentive Plan and our 2010 Employee Stock Purchase Plan automatically increases on the first day of January of each of 2011 through 2014 and 2011 through 2018, respectively, by up to a number of shares equal to 3% of the total outstanding shares our Class A common stock as of the immediately preceding December 31st. Our board of directors or its compensation committee may reduce the amount of the annual increase under the 2010 Equity Incentive Plan or 2010 Employee Stock Purchase Plan in any particular year. At our 2014 Annual Meeting of Stockholders, our stockholders approved amendments to our 2010 Equity Incentive Plan to increase the number of shares reserved for issuance by 3,400,000 shares. Approximately 1.3 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2016.
Stock-based compensation for the years ended December 31, 2016, 2015, and 2014 includes expense related to awards of stock options and restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Total stock-based compensation expense	$28,321	$27,011	$20,329
Related income tax benefit	9,167	8,602	6,949
The following table summarizes stock options and restricted stock units granted (no stock options granted for the years ended December 31, 2016 or 2015):

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Stock options granted	—	—	106
Weighted-average exercise price	$—	$—	$20.92
Weighted-average grant-date fair value	$—	$—	$10.75

Restricted stock units granted	1,703	1,980	2,035
Weighted-average grant-date fair value	$22.65	$16.34	$19.49
We estimated the fair value of each stock option grant on the date of grant using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	—%	—%	1.8%
Expected term (life) of options (in years)	—	—	5.79
Expected dividends	—	—	—
Expected volatility	—%	—%	54.0%

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
Stock option activity for the year ended December 31, 2016 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2015	3,348	$18.97
Options granted	—	—
Options exercised	(822)	14.04
Options canceled	(379)	23.58
Outstanding at December 31, 2016	2,147	$20.03	4.10	$11,246
Vested or expected to vest at December 31, 2016	2,145	20.03	4.09	$11,242
Exercisable at December 31, 2016	2,030	19.97	3.97	$10,854
The total intrinsic value of options exercised was $6.4 million, $0.5 million and $14.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Restricted stock unit activity for the year ended December 31, 2016 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Outstanding at December 31, 2015	3,446	$17.99
Restricted stock units granted	1,703	$23.04
Restricted stock units canceled	(549)	$18.38
Restricted stock units vested	(1,057)	$18.42
Outstanding at December 31, 2016	3,543	$20.24
The total fair value of shares vested for the years ended December 31, 2016, 2015 and 2014 was $23.2 million, $14.0 million and $8.2 million, respectively, based on the price of our Class A common stock on the vesting date.
As of December 31, 2016, there was $1.0 million and $50.9 million of aggregate unrecognized compensation cost related to unvested stock options and restricted stock units, respectively, expected to be recognized in compensation expense in future periods, with a weighted-average period of 0.63 years and 2.54 years, respectively.
Stock-Based Retailer Incentive Compensation
As discussed in Note 11 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock in May 2010. We recognized the fair value of 36,810 shares each month over the five-year term of the commercial agreement. We recorded the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognized monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $2.5 million and $8.9 million of stock-based retailer incentive compensation for the years ended December 31, 2015 and 2014, respectively. Our repurchase right lapsed completely in April 2015, and we no longer recorded stock-based compensation beginning in May 2015.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$16,540	$18,988	$24,382
State	1,934	1,104	1,368
Foreign	217	21	—
Current income tax expense	18,691	20,113	25,750
Deferred:
Federal	2,362	(138)	760
State	(1,142)	(287)	(224)
Foreign	50	19	(73)
Deferred income tax expense (benefit)	1,270	(406)	463
Income tax expense	$19,961	$19,707	$26,213
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.4	1.1
General business credits	(3.4)	(0.9)	(1.3)
Employee stock-based compensation	0.3	0.8	0.7
Transaction costs	—	(2.1)	1.8
Other	0.1	0.7	0.7
Effective tax rate	32.4%	33.9%	38.0%
The decrease in the effective tax rate for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to the reversal of previously accrued tax provisions on uncertain tax positions that were no longer necessary due to the expiration of statue of limitations and settlement of certain taxing jurisdictions, included in general business credits.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,619	$14,726
Stock-based compensation	13,221	12,535
Reserve for overdrawn accounts	4,684	3,162
Accrued liabilities	6,910	6,206
Tax credit carryforwards	3,590	2,592
Other	2,293	2,531
Total deferred tax assets	$43,317	$41,752
Deferred tax liabilities:
Internal-use software costs	$20,415	$17,955
Property and equipment, net	692	1,669
Deferred expenses	5,881	4,730
Intangible assets	11,208	10,623
Gift card revenue	4,236	4,183
Total deferred tax liabilities	42,432	39,160
Net deferred tax assets	$885	$2,592
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016, we do not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the five-months ended December 31, 2009 and the years ended December 31, 2010, through 2015. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of December 31, 2016, we have net operating loss carryforwards of approximately $41.2 million and $32.3 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2017 and 2035. In addition, we have state business tax credits of approximately $7.7 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire 2026.
As of December 31, 2016 and 2015, we had a liability of $7.3 million and $7.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Beginning balance	$7,371	$6,189	$3,724
Increases related to positions taken during prior years	134	759	856
Increases related to positions taken during the current year	1,023	423	1,609
Decreases related to positions settled with tax authorities	(1,105)	—	—
Decreases due to a lapse of applicable statute of limitations	(109)	—	—
Ending balance	$7,314	$7,371	$6,189

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$7,314	$7,371	$6,189
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, of approximately $0.6 million, $0.2 million and $0.4 million, respectively.
Note 14—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$41,600	$38,415	$42,693
Income attributable to preferred stock	(802)	(1,102)	(4,842)
Income attributable to other classes of common stock	—	(21)	(349)
Net income allocated to Class A common stockholders	$40,798	$37,292	$37,502
Weighted-average Class A shares issued and outstanding	49,535	51,332	40,907
Basic earnings per Class A common share	$0.82	$0.73	$0.92

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$40,798	$37,292	$37,502
Re-allocated earnings	20	11	94
Diluted net income allocated to Class A common stockholders	$40,818	$37,303	$37,596
Weighted-average Class A shares issued and outstanding	49,535	51,332	40,907
Dilutive potential common shares:
Stock options	507	293	640
Restricted stock units	753	243	220
Employee stock purchase plan	2	7	3
Diluted weighted-average Class A shares issued and outstanding	50,797	51,875	41,770
Diluted earnings per Class A common share	$0.80	$0.72	$0.90

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Earnings per Common Share (continued)
For the periods presented, we excluded all shares of convertible preferred stock and certain stock options and restricted stock units outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Class A common stock
Options to purchase Class A common stock	124	650	598
Restricted stock units	2	31	15
Conversion of convertible preferred stock	974	1,518	5,282
Total options, restricted stock units and convertible preferred stock	1,100	2,199	5,895
Note 15—Fair Value Measurements
We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value.
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2016 and 2015, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2016	(In thousands)
Assets
Corporate bonds	$—	$21,535	$—	$21,535
Commercial paper	—	12,430	—	12,430
U.S. Treasury notes	—	21,563	—	21,563
Agency securities	—	4,001	—	4,001
Mortgage-backed securities	—	117,491	—	117,491
Municipal bonds	—	1,430	—	1,430
Asset-backed securities	—	29,976	—	29,976
Total assets	$—	$208,426	$—	$208,426

Liabilities
Contingent consideration	$—	$—	$8,634	$8,634

December 31, 2015
Assets
Corporate bonds	$—	$33,154	$—	$33,154
Commercial paper	—	6,505	—	6,505
U.S. Treasury notes	—	17,525	—	17,525
Agency securities	—	4,015	—	4,015
Mortgage-backed securities	—	99,772	—	99,772
Municipal bonds	—	1,900	—	1,900
Asset-backed securities	—	18,668	—	18,668
Total assets	$—	$181,539	$—	$181,539

Liabilities
Contingent consideration	$—	$—	$13,889	$13,889

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Fair Value Measurements (continued)
We based the fair value of our fixed income securities held as of December 31, 2016 and 2015 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2016 and 2015.
The following table presents changes in our contingent consideration payable for the years ended December 31, 2016, 2015 and 2014, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance, beginning of period	$13,889	$23,160	$—
Issuance	—	—	24,500
Payments of contingent consideration	(2,755)	(1,071)	(242)
Purchase accounting adjustment	—	—	(400)
Change in fair value of contingent consideration	(2,500)	(8,200)	(698)
Balance, end of period	$8,634	$13,889	$23,160
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2 — Summary of Significant Accounting Policies. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2016 and 2015 are presented in the table below.

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$6,059	$5,421	$6,279	$5,847

Financial Liabilities
Deposits	$737,414	$737,356	$652,145	$652,060
Note payable	$100,686	$100,686	$121,652	$121,652
Note 17—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio, approximately 93.3% of our borrowers reside in the state of Utah and approximately 42.0% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.
Note 18—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 25% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $0.8 million, $0.9 million, and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 19—Commitments and Contingencies
In December 2011, we entered into a ten-year office lease for 140,000 square feet of office space in Pasadena, California. This facility serves as our corporate headquarters. The initial term of the lease is ten years and is scheduled to expire on October 31, 2022. Through our wholly owned subsidiaries, we also lease various office facilities and maintain smaller administrative or project offices. Our total rental expense for these and former leases amounted to $8.0 million, $8.8 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 19—Commitments and Contingencies (continued)
At December 31, 2016, the future minimum aggregate rental commitment under all operating leases and minimum annual payments through various agreements with vendors and retail distributors was as follows:

	Operating Leases	Vendor/Retail Distributor Commitments
Year ending December 31,	(In thousands)
2017	$7,236	$22,859
2018	5,885	5,601
2019	5,694	190
2020	5,821	—
2021	6,002	—
Thereafter	5,064	—
Total of future commitments	$35,702	$28,650
In the event we terminate our processing services agreement for convenience, we are required to pay a single lump sum equal to any minimum payments remaining on the date of termination. These future minimum obligations are included in our vendor and retail distributor commitments.
As of December 31, 2016 and 2015, we had $0.5 million and $1.5 million outstanding in standby letters of credit related to our corporate facility lease, respectively.
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
As a result of this limited disruption in service, two putative class action complaints were filed during the second quarter of 2016. Any settlement amount paid to resolve the consolidated class actions will be borne equally between us and our new third-party card processor. We recorded an estimated accrual of approximately $2.8 million, which represents our portion of the estimated total settlement amount inclusive of legal fees, of which our insurance carrier has agreed to reimburse us for up to approximately $2.3 million. These amounts are recorded in other accrued liabilities and account receivable, respectively, on our consolidated balance sheet as of December 31, 2016.
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
Revenue Concentrations
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2016	2015	2014
Walmart	45%	46%	54%
Excluding stock-based retailer incentive compensation of $0 million, $2.5 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows (stock-based retailer incentive compensation no longer incurred beginning May 2015):

	Year Ended December 31,
	2016	2015	2014
Walmart	45%	46%	55%
No other retail distributor made up greater than 10% of our total operating revenues for the years ended December 31, 2016, 2015, and 2014.
Settlement Asset Concentrations
Settlement assets derived from our products sold at at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	December 31, 2016	December 31, 2015
Walmart	42%	62%

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
As of December 31, 2016 and 2015, we were categorized as "well capitalized" under the regulatory framework. There were no conditions or events since December 31, 2016 which management believes would have changed our category as "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2016
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	332,101	24.3%	4.0%	n/a
Common equity Tier 1 capital	332,101	61.0%	4.5%	n/a
Tier 1 capital	332,101	61.0%	6.0%	6.0%
Total risk-based capital	333,288	61.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	139,491	17.0%	4.0%	5.0%
Common equity Tier 1 capital	139,491	54.8%	4.5%	6.5%
Tier 1 capital	139,491	54.8%	6.0%	8.0%
Total risk-based capital	139,768	54.9%	8.0%	10.0%

	December 31, 2015
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	347,801	25.9%	4.0%	n/a
Common equity Tier 1 capital	347,801	70.7%	4.5%	n/a
Tier 1 capital	347,801	70.7%	6.0%	6.0%
Total risk-based capital	349,396	71.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	152,737	20.4%	15.0%	15.0%
Common equity Tier 1 capital	152,737	132.2%	4.5%	6.5%
Tier 1 capital	152,737	132.2%	6.0%	8.0%
Total risk-based capital	153,164	132.5%	8.0%	10.0%

(1)
The tier 1 leverage regulatory minimum and well-capitalized minimum ratios for banks is 4% and 5%, respectively. As of December 31, 2015 our subsidiary bank was subject to separate tier 1 leverage requirements that we had committed to with the Federal Reserve Board and Utah Department of Financial Institutions. Our commitments with the Federal Reserve Board and Utah Department of Financial Institutions lapsed in November 2016.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 22— Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2016 and 2015:

	2016
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$162,768	$154,494	$173,488	$228,024
Total operating expenses	166,290	155,011	160,619	173,538
Operating (loss) income	(3,522)	(517)	12,869	54,486
Interest expense, net	393	207	125	(2,480)
(Loss) income before income taxes	(3,129)	(310)	12,994	52,006
Income tax (benefit) expense	(1,784)	(2,347)	4,968	19,124
Net (loss) income	$(1,345)	$2,037	$8,026	$32,882
(Loss) earnings per common share
Basic
Class A common stock	$(0.03)	$0.04	$0.16	$0.64
Diluted
Class A common stock	$(0.03)	$0.04	$0.16	$0.63

	2015
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$150,928	$146,360	$170,247	$227,165
Total operating expenses	162,707	148,066	163,329	161,269
Operating (loss) income	(11,779)	(1,706)	6,918	65,896
Interest expense, net	(321)	(337)	(431)	(118)
(Loss) income before income taxes	(12,100)	(2,043)	6,487	65,778
Income tax (benefit) expense	(6,027)	(2,222)	2,991	24,965
Net (loss) income	$(6,073)	$179	$3,496	$40,813
(Loss) earnings per common share
Basic
Class A common stock	$(0.12)	$—	$0.07	$0.77
Diluted
Class A common stock	$(0.12)	$—	$0.06	$0.76
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
The Account Services segment consists of revenues and expenses derived from our branded and private label deposit account programs. These programs include our Green Dot-branded and affinity-branded GPR card accounts, private label GPR card accounts, checking accounts, open-loop gift cards and secured credit cards. The Processing and Settlement Services segment consists of revenues and expenses derived from reload services through the Green Dot Network, 1099 disbursement programs and our tax refund processing services. The Corporate and Other segment primarily consists of unallocated corporate expenses, depreciation and amortization, intercompany eliminations and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 23—Segment Information (continued)
The following tables present certain financial information for each of our reportable segments for the years ended December 31, 2016 and 2015. We have determined that it is impracticable to restate segment information for the year ended December 31, 2014, as well as to provide disclosures under both the old basis and new basis of reporting for certain items. Therefore, no such disclosures are presented.

	Year Ended December 31, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$544,271	$203,569	$(29,066)	$718,774
Operating expenses	454,187	137,296	63,975	655,458
Operating income	$90,084	$66,273	$(93,041)	$63,316

	Year Ended December 31, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$531,410	$195,000	$(31,710)	$694,700
Operating expenses	440,669	133,539	61,163	635,371
Operating income	$90,741	$61,461	$(92,873)	$59,329
Note 24—Subsequent Events
On January 25, 2017, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Empowerment Ventures, LLC ("Empowerment Ventures"), and UniRush, LLC, a wholly-owned subsidiary of Empowerment Ventures (“UniRush”). The Purchase Agreement provides for, among other things, the purchase of all of UniRush’s limited liability company interests. At closing, we expect to pay consideration of $147 million in cash, subject to customary net working capital adjustments and reductions for certain of UniRush’s liabilities and its debt and transaction expenses, as defined in the Purchase Agreement. In addition, we agreed to pay Empowerment Ventures an earn-out equal to the greater of (i) a specified percentage of the revenue generated by the RushCard portion of UniRush's business during the five-year period following the closing or (ii) $20 million, payable quarterly over the five years. Completion of the purchase is subject to certain customary conditions, which has not been completed as of the date of this report.

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

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

Green Dot Corporation

Date:	February 27, 2017	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	President, Chief Executive Officer, Director
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

	Signature	Title	Date
By:	/s/ Steven W. Streit	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2017
Name:	Steven W. Streit

By:	/s/ Mark Shifke	Chief Financial Officer (Principal Financial Officer)	February 27, 2017
Name:	Mark Shifke

By:	/s/ Jess Unruh	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017
Name:	Jess Unruh

By:	/s/ William I. Jacobs	Chairman/Presiding Director	February 27, 2017
Name:	William I. Jacobs

By:	/s/ Kenneth C. Aldrich	Director	February 27, 2017
Name:	Kenneth C. Aldrich

By:	/s/ J. Chris Brewster	Director	February 27, 2017
Name:	J. Chris Brewster

By:	/s/ Glinda Bridgforth Hodges	Director	February 27, 2017
Name:	Glinda Bridgforth Hodges

By:	/s/ Rajeev V. Date	Director	February 27, 2017
Name:	Rajeev V. Date

By:	/s/ Saturnino Fanlo	Director	February 27, 2017
Name:	Saturnino Fanlo

By:	/s/ George W. Gresham	Director	February 27, 2017
Name:	George W. Gresham

By:	/s/ George T. Shaheen	Director	February 27, 2017
Name:	George T. Shaheen

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
2.1^	Agreement and Plan of Merger, dated as of September 17, 2014 by and among the Registrant, Patriot Merger Sub LLC, SBBT Holdings, LLC, Platform TPG LLC, solely in its capacity as the initial Holder Representative thereunder, and the certain persons delivering joinder agreements therewith.	8-K	September 17, 2014	2.01

2.2^	Equity Purchase Agreement, dated as of January 25, 2017, by and among Green Dot Corporation, Empowerment Ventures, LLC and UniRush, LLC.	8-K	January 30, 2017	2.1

3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.3	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Registration Rights Agreement, dated as of October 23, 2014, by and among the Registrant and the persons listed on Exhibit A thereto.	8-K	October 24, 2014	4.01

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	2010 Equity Incentive Plan, as amended, and forms of notice of stock option grant, stock option award agreement, notice of restricted stock award, restricted stock agreement, notice of stock bonus award, stock bonus award agreement, notice of stock appreciation right award, stock appreciation right award agreement, notice of restricted stock unit award, restricted stock unit award agreement, notice of performance shares award and performance shares agreement.	8-K	May 23, 2014	10.01

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6†	Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc.	10-Q	August 10, 2015	10.01

10.7	Credit Agreement, dated as of October 23, 2014, by and between the Registrant, Bank of America, N.A., and the other lenders party thereto.	8-K	October 24, 2014	10.1

10.8	First Amendment to Credit Agreement and Consent, dated as of February 12, 2015, by and between the Registrant, Wells Fargo Bank, National Association, Bank of America, N.A., and other lenders party thereto.	10-K	February 29, 2016	10.8

10.9	Second Amendment to Credit Agreement and Consent, dated as of December 11, 2015, by and between the Registrant, Bank of America, N.A., and other lenders party thereto.	10-K	February 29, 2016	10.9

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith

10.10	Third Amendment to Credit Agreement and Consent, dated as of April 7, 2016, by and between the Registrant, Bank of America, N.A., and other lenders party thereto.				X

10.11*	Employment letter agreement, dated September 16, 2016, between the Registrant and Steven W. Streit.	8-K	September 22, 2016	10.01

10.12*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.13*	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.	10-Q	May 11, 2015	10.9

10.14*	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.	8-K	March 31, 2016	10.02

10.15*	Performance-based restricted stock units award agreement between the Registrant and Konstantinos Sgoutas.	10-Q	May 11, 2015	10.10

10.16*	Form of performance-based restricted stock units award agreement under the 2010 Equity Incentive Plan	8-K	March 31, 2016	10.03

10.17*	Green Dot Corporation Corporate Transaction Policy	8-K	April 9, 2015	10.01

10.18*	2015 Executive Officer Incentive Bonus Plan	10-K	March 2, 2015	10.20

10.19*	2016 Executive Officer Incentive Bonus Plan	8-K	March 31, 2016	10.01

10.20*	Letter agreement regarding terms of separation, dated January 26, 2017, between the Registrant and Lewis B. Goodwin.	8-K	February 1, 2017	10.01

21.1	Subsidiaries of Green Dot Corporation				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

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