Form 10-Q
period 2017-03-31
GREEN DOT CORP
filed 2017-05-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 49,750,548 shares of Class A common stock outstanding, par value $.001 per share as of April 30, 2017.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$785,838	$732,676
Restricted cash	20,057	12,085
Investment securities available-for-sale, at fair value	24,605	46,686
Settlement assets	116,352	137,083
Accounts receivable, net	21,319	40,150
Prepaid expenses and other assets	32,266	32,186
Income tax receivable	—	12,570
Total current assets	1,000,437	1,013,436
Investment securities, available-for-sale, at fair value	159,204	161,740
Loans to bank customers, net of allowance for loan losses of $281 and $277 as of March 31, 2017 and December 31, 2016, respectively	7,258	6,059
Prepaid expenses and other assets	5,190	4,142
Property and equipment, net	88,428	82,621
Deferred expenses	14,128	16,647
Net deferred tax assets	4,648	4,648
Goodwill and intangible assets	600,800	451,051
Total assets	$1,880,093	$1,740,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,719	$22,856
Deposits	826,361	737,414
Obligations to customers	34,269	46,043
Settlement obligations	4,189	4,877
Amounts due to card issuing banks for overdrawn accounts	1,259	1,211
Other accrued liabilities	92,999	102,426
Deferred revenue	18,791	25,005
Note payable	70,966	20,966
Income tax payable	9,080	—
Total current liabilities	1,085,633	960,798
Other accrued liabilities	32,326	12,330
Note payable	74,325	79,720
Net deferred tax liabilities	3,782	3,763
Total liabilities	1,196,066	1,056,611
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.001 par value: 100,000 shares authorized as of March 31, 2017 and December 31, 2016; 49,559 and 50,513 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	50	51
Additional paid-in capital	319,468	358,155
Retained earnings	364,677	325,708
Accumulated other comprehensive loss	(168)	(181)
Total stockholders’ equity	684,027	683,733
Total liabilities and stockholders’ equity	$1,880,093	$1,740,344
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Operating revenues:
Card revenues and other fees	$100,969	$91,886
Processing and settlement service revenues	90,675	81,016
Interchange revenues	61,357	55,122
Total operating revenues	253,001	228,024
Operating expenses:
Sales and marketing expenses	71,685	63,864
Compensation and benefits expenses	41,218	43,087
Processing expenses	40,942	28,513
Other general and administrative expenses	37,780	38,074
Total operating expenses	191,625	173,538
Operating income	61,376	54,486
Interest income	2,854	2,301
Interest expense	(1,665)	(4,781)
Income before income taxes	62,565	52,006
Income tax expense	21,811	19,124
Net income	40,754	32,882
Income attributable to preferred stock	—	(972)
Net income available to common stockholders	$40,754	$31,910

Basic earnings per common share:	$0.81	$0.64
Diluted earnings per common share:	$0.78	$0.63
Basic weighted-average common shares issued and outstanding:	50,458	49,863
Diluted weighted-average common shares issued and outstanding:	52,497	50,867
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$40,754	$32,882
Other comprehensive income
Unrealized holding gains, net of tax	13	373
Comprehensive income	$40,767	$33,255
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating activities
Net income	$40,754	$32,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,749	11,404
Amortization of intangible assets	6,557	5,774
Provision for uncollectible overdrawn accounts	18,246	16,766
Employee stock-based compensation	6,534	5,645
Excess tax benefits from equity awards	735	338
Amortization of premium on available-for-sale investment securities	322	269
Amortization of deferred financing costs	394	384
Impairment of capitalized software	156	105
Changes in operating assets and liabilities:
Accounts receivable, net	5,451	(2,428)
Prepaid expenses and other assets	968	(4,187)
Deferred expenses	5,565	5,113
Accounts payable and other accrued liabilities	(13,267)	(12,448)
Amounts due to card issuing banks for overdrawn accounts	48	402
Deferred revenue	(8,128)	(7,458)
Income tax receivable/payable	20,894	18,591
Other, net	881	145
Net cash provided by operating activities	94,859	71,297

Investing activities
Purchases of available-for-sale investment securities	(19,961)	(38,492)
Proceeds from maturities of available-for-sale securities	28,989	25,945
Proceeds from sales of available-for-sale securities	15,318	21
Increase in restricted cash	(7,967)	(581)
Payments for acquisition of property and equipment	(11,844)	(12,182)
Net (increase) decrease in loans	(1,199)	5
Acquisition, net of cash acquired	(139,261)	—
Net cash used in investing activities	(135,925)	(25,284)

Financing activities
Borrowings from notes payable	20,000	—
Repayments of borrowings from notes payable	(25,625)	(5,625)
Borrowings on revolving line of credit	205,000	15,000
Repayments on revolving line of credit	(155,000)	(15,000)
Proceeds from exercise of options	5,155	2,884
Taxes paid related to net share settlement of equity awards	(2,162)	(1,174)
Net increase (decrease) in deposits	88,947	(15,211)
Net increase (decrease) in obligations to customers	8,269	(50,062)
Contingent consideration payments	(192)	(189)
Repurchase of Class A common stock	(50,000)	(9,013)
Deferred financing costs	(164)	—
Net cash provided by (used in) financing activities	94,228	(78,390)

Net increase (decrease) in unrestricted cash and cash equivalents	53,162	(32,377)
Unrestricted cash and cash equivalents, beginning of year	732,676	772,129
Unrestricted cash and cash equivalents, end of year	$785,838	$739,752

Cash paid for interest	$1,271	$4,397
Cash paid for income taxes	$122	$140
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a pro-consumer financial technology innovator with a mission to reinvent personal banking for the masses. We offer consumers our broad collection of financial products and services through a widely-available “branchless distribution network” in the United States. Our branchless network consists of:

•	distribution arrangements with approximately 100,000 mostly major chain retail locations, which we refer to as “retail distributors” and thousands of neighborhood Financial Service Center locations;

•	several differently branded, Green Dot-owned and operated direct-to-consumer online and direct mail customer acquisition platforms;

•	businesses that provide payroll cards to their employees to receive wage disbursements;

•
more than 25,000 small and large tax preparation companies and individual tax preparers, known as electronic return originators, or “EROs”, who are able to offer our products and services to their customers through the use of various tax preparation industry software packages with which our products are integrated; and

•	apps compatible with the iOS and Android operating systems downloaded through the corresponding app store.
Our products and services include: several deposit account programs, such as network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as "GPR cards," checking accounts, network-branded gift cards (known as open-loop), secured credit cards and other financial services. We also offer several products and services that specialize in moving cash on behalf of consumers and businesses. These products and services include our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping that payment card at the point-of-sale at Green Dot Network participating retailers; MoneyPak, a product that allows a consumer to credit cash to another consumer's debit card; and e-cash, a remittance product that allows a consumer to send or receive cash using a Green Dot generated bar code or claim number sent to the recipient’s smartphone that is then scanned and fulfilled at a Green Dot participating retailer. We refer to these services collectively as our cash transfer products. In addition to payroll cards, we also offer wage disbursement services on behalf of businesses needing to route money to their workers on an expedited basis.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the three months ended March 31, 2017. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other ("ASU 2017-04"): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact of the provisions of ASU 2017-04 on our consolidated financial statements, however, we do not anticipate it will have a material impact upon adoption.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied retrospectively to each period presented. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of ASU 2016-18 on our consolidated financial statements, however, we do not anticipate it will have a material impact upon adoption.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach and early adoption is permitted. We are currently in the process of evaluating the impact of ASU 2016-02 on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-01 may result in a cumulative adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the impact of ASU 2016-01 on our consolidated financial statements, however, we do not anticipate it will have a material impact upon adoption.
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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08"). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements for the ASU is the same as the effective date and transition requirements of ASU

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
2014-09. We are currently in the process of evaluating the impact of ASU 2016-08 on our consolidated financial statements in conjunction with ASU 2014-09, as discussed above.
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
Recently adopted accounting pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") that simplifies how companies account for certain aspects of share-based payments to employees, including the accounting for income taxes upon vesting or exercise of share-based payments, classification of awards as either equity or liabilities with respect to statutory tax withholding thresholds, accounting for forfeitures, as well as certain classifications on the statement of cash flows. We adopted the provisions of ASU 2016-09 effective January 1, 2017.
Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax expense or benefit in the income statement instead of additional paid-in capital on the consolidated balance sheets. Since we did not have any previously unrecognized excess tax benefits, no cumulative-effect adjustment to retained earnings was required upon adoption pertaining to unrecognized excess tax benefits. Excess tax benefits are also now classified as operating activities in the consolidated statements of cash flows instead of in financing activities. The presentation of excess tax benefits on our consolidated statements of cash flows was adopted retrospectively, and accordingly, we reclassified $0.3 million of excess tax benefits under financing activities to operating activities for the three months ended March 31, 2016 on our consolidated statements of cash flows to conform to the current year presentation. Additionally, upon adoption of ASU 2016-09, we elected to account for forfeitures on stock-based compensation as they occur, rather than estimate future expected forfeitures. As a result of this accounting change, we recognized a net cumulative effect adjustment to reduce retained earnings as of January 1, 2017 for approximately $1.8 million.
See Note 7 — Employee Stock-Based Compensation and Note 10 — Income Taxes for additional information on the impact of the adoption on our consolidated financial statements.
Note 3—Business Combination
On February 28, 2017, we completed our acquisition of all the membership interests of UniRush, LLC ("UniRush"), an online direct-to-consumer GPR card and corporate payroll card provider. The fair value of the total consideration in connection with the acquisition was approximately $157.9 million, which included cash and contingent consideration in the form of an earn-out. We financed the transaction with $139.9 million in cash, of which $95 million was raised from a combination of our Revolving Facility, as discussed in Note 9 — Note Payable, and subordinated notes payable of $20 million to the selling shareholders of UniRush. The subordinated notes were repaid during the three months ended March 31, 2017. The transaction terms include an earn-out equal to the greater of (i) a specified percentage of the revenue generated by the online direct-to-consumer GPR card portfolio for the five-year period following the closing or (ii) $20 million, payable quarterly over the five years.
The following table summarizes the preliminary fair value of consideration transferred:

Consideration
(In thousands)
Cash, including proceeds from notes payable	$139,917
Fair value of contingent consideration	18,000
Total consideration	$157,917

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Combination (continued)
The preliminary allocation of the purchase price is as follows:

February 28, 2017
(In thousands)
Assets:
Cash and cash equivalents	$656
Accounts receivable, net	5,745
Prepaid expenses and other assets	5,147
Property and equipment, net	4,399
Intangible assets	69,000
Goodwill	87,306
Total assets:	172,253

Liabilities:
Accounts payable	11,110
Other liabilities	3,226
Total liabilities:	14,336

Net assets acquired	$157,917
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
Goodwill of $87.3 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill arises from the opportunity for synergies and economies of scale from the combined companies, and expanding our reach into the online direct-to-consumer and corporate payroll distribution channels. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.
Intangible assets consist primarily of customer relationships and trade name of $58.5 million and $5.5 million, respectively. The customer relationships will be amortized over its estimated useful life of 5-10 years and the trade name will be amortized over a period of 15 years.
Our acquisition of UniRush was accounted for under the acquisition method of accounting, with the operating results of UniRush included in our consolidated statements of operations from March 1, 2017 to March 31, 2017. Revenues for this period amounted to $11.9 million, and the corresponding net income earned did not have a significant impact on our consolidated financial results.
Transaction costs incurred in connection with the acquisition were not material.
Unaudited pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisition of UniRush had occurred as of January 1, 2016, after the effect of certain adjustments, including interest expense on the debt used to fund the purchase, amortization of certain identifiable intangible assets, income and expense items not attributable to ongoing operations and related tax effects. The unaudited pro forma condensed consolidated statement of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The pro forma results have been presented for comparative purposes only and are not

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Combination (continued)
indicative of what would have occurred had the UniRush acquisition been made as of January 1, 2016, or of any potential results which may occur in the future.

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net revenues	$272,286	$254,511
Net income attributable to common stock	$33,294	$28,127
Basic earnings per common share	$0.66	$0.56
Diluted earnings per common share	$0.63	$0.55
Basic weighted-average common shares issued and outstanding	50,458	49,863
Diluted weighted-average common shares issued and outstanding	52,497	50,867
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2017
Corporate bonds	$12,060	$5	$(6)	$12,059
Commercial paper	3,885	—	—	3,885
U.S. Treasury notes	25,888	1	(52)	25,837
Mortgage-backed securities	112,838	204	(665)	112,377
Municipal bonds	1,304	1	(17)	1,288
Asset-backed securities	28,500	1	(138)	28,363
Total investment securities	$184,475	$212	$(878)	$183,809

December 31, 2016
Corporate bonds	$21,533	$9	$(7)	$21,535
Commercial paper	12,427	4	(1)	12,430
U.S. Treasury notes	21,603	1	(41)	21,563
Agency securities	4,002	—	(1)	4,001
Mortgage-backed securities	117,990	242	(741)	117,491
Municipal bonds	1,460	1	(31)	1,430
Asset-backed securities	30,131	1	(156)	29,976
Total investment securities	$209,146	$258	$(978)	$208,426

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of March 31, 2017 and December 31, 2016, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2017
Corporate bonds	$2,221	$(3)	$3,999	$(3)	$6,220	$(6)
U.S. Treasury notes	21,132	(52)	—	—	21,132	(52)
Mortgage-backed securities	19,346	(213)	62,309	(452)	81,655	(665)
Municipal bonds	—	—	821	(17)	821	(17)
Asset-backed securities	25,158	(138)	—	—	25,158	(138)
Total investment securities	$67,857	$(406)	$67,129	$(472)	$134,986	$(878)

December 31, 2016
Corporate bonds	$8,739	$(7)	$1,999	$—	$10,738	$(7)
Commercial paper	2,672	(1)	—	—	2,672	(1)
U.S. Treasury notes	16,211	(41)	—	—	16,211	(41)
Agency securities	4,002	(1)	—	—	4,002	(1)
Mortgage-backed securities	23,300	(236)	61,383	(505)	84,683	(741)
Municipal bonds	—	—	937	(31)	937	(31)
Asset-backed securities	25,501	(156)	—	—	25,501	(156)
Total investment securities	$80,425	$(442)	$64,319	$(536)	$144,744	$(978)
We did not record any other-than-temporary impairment losses during the three months ended March 31, 2017 or 2016 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of March 31, 2017, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$24,618	$24,605
Due after one year through five years	17,987	17,948
Due after five years through ten years	58	56
Due after ten years	780	765
Mortgage and asset-backed securities	141,032	140,435
Total investment securities	$184,475	$183,809
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Overdrawn account balances due from cardholders	$15,384	$14,773
Reserve for uncollectible overdrawn accounts	(12,233)	(11,932)
Net overdrawn account balances due from cardholders	3,151	2,841

Trade receivables	2,707	1,941
Reserve for uncollectible trade receivables	(920)	(372)
Net trade receivables	1,787	1,569

Receivables due from card issuing banks	6,438	8,497
Fee advances	2,149	16,708
Other receivables	7,794	10,535
Accounts receivable, net	$21,319	$40,150
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance, beginning of period	$11,932	$7,999
Provision for uncollectible overdrawn accounts:
Fees	16,959	14,851
Purchase transactions	1,287	1,915
Charge-offs	(17,945)	(13,677)
Balance, end of period	$12,233	$11,088
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2017
Residential	$9	$—	$—	$9	$3,656	$3,665
Commercial	—	—	—	—	242	242
Installment	6	—	—	6	1,663	1,669
Other	—	—	—	—	1,963	1,963
Total loans	$15	$—	$—	$15	$7,524	$7,539

Percentage of outstanding	0.2%	—%	—%	0.2%	99.8%	100.0%

December 31, 2016
Residential	$—	$6	$—	$6	$3,718	$3,724
Commercial	—	—	—	—	366	366
Installment	—	—	2	2	1,742	1,744
Other	—	—	—	—	502	502
Total loans	$—	$6	$2	$8	$6,328	$6,336

Percentage of outstanding	—%	0.1%	—%	0.1%	99.9%	100.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Nonperforming Loans
As of March 31, 2017 and December 31, 2016, we had nonperforming residential loans with a carrying value of $0.4 million, gross of the related allowance for loan losses. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on the criteria for classification as nonperforming.
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2017		December 31, 2016
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,993	$672	$3,036	$688
Commercial	242	—	366	—
Installment	1,378	291	1,432	312
Other	1,963	—	502	—
Total loans	$6,576	$963	$5,336	$1,000
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$377	$307	$388	$316
Installment	209	93	220	98
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance, beginning of period	$277	$426
Provision (benefit) for loans	—	(151)
Loans charged off	(5)	—
Recoveries of loans previously charged off	9	3
Balance, end of period	$281	$278

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
The following table summarizes restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Restricted stock units granted	402	418
Weighted-average grant-date fair value	$31.61	$21.79
Included in the number of restricted stock units granted during the three months ended March 31, 2017 and 2016 are performance-based restricted stock units of our Class A common stock of 286,908 and 236,973, respectively, that we granted to certain executive employees under our 2010 Equity Incentive Plan. With respect to the 2017 grants, the maximum number of shares that may be earned is 430,362.
The total stock-based compensation expense recognized was $6.5 million and $5.6 million for the three months ended March 31, 2017 and 2016, respectively. Total stock-based compensation expense includes amounts related to awards of stock options, restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan. Effective January 1, 2017, as a result of the adoption of ASU 2016-09, we account for forfeitures on our stock-based compensation as they occur, rather than estimating expected forfeitures. As a result of this accounting change, we recognized a net cumulative effect adjustment to reduce retained earnings as of January 1, 2017 for approximately $1.8 million.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$694,652	$617,220
Other demand deposits	113,855	103,523
Total non-interest bearing deposit accounts	808,507	720,743
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,657	1,209
Savings	9,479	8,832
Time deposits, denominations greater than or equal to $100	5,212	5,132
Time deposits, denominations less than $100	1,506	1,498
Total interest-bearing deposit accounts	17,854	16,671
Total deposits	$826,361	$737,414
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2017
(In thousands)
Due in 2017	$3,290
Due in 2018	1,176
Due in 2019	415
Due in 2020	866
Due in 2021	846
Thereafter	125
Total time deposits	$6,718

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable
In October 2014, we entered into a $225.0 million secured credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The credit agreement provides for 1) a $75.0 million five year revolving facility (the "Revolving Facility") and 2) a five year $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the “Senior Credit Facility"). The credit agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million.
As of March 31, 2017 and December 31, 2016, our outstanding debt, net of deferred financing costs of $4.1 million and $4.3 million, respectively, consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Term facility	$95,291	$100,686
Revolving facility	50,000	—
Total notes payable	$145,291	$100,686
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the three months ended March 31, 2017 and 2016, we made scheduled quarterly principal payments totaling $5.6 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of March 31, 2017 was 3.90%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.2 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2017, we were in compliance with all such covenants.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2017 and 2016 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	2.9
General business credits	(1.0)	(2.6)
Employee stock-based compensation	(1.0)	0.5
Other	0.5	1.0
Effective tax rate	34.9%	36.8%
The effective tax rate for the three months ended March 31, 2017 and 2016 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock-based compensation. The decrease in the effective tax rate for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily due to excess tax benefits related to stock compensation recognized as income tax benefit instead of additional paid-in capital in accordance with ASU 2016-09. See Note 2 — Summary of Significant Accounting Policies for additional information about our adoption of ASU 2016-09.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2017 and 2016, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
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
As of March 31, 2017, we have net operating loss carryforwards of approximately $41.2 million and $32.3 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2017 and 2035. In addition, we have state business tax credits of approximately $7.7 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire 2026.
As of March 31, 2017 and December 31, 2016, we had a liability of $8.4 million and $7.3 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Beginning balance	$7,314	$7,371
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	1,038	889
Decreases related to positions settled with tax authorities	—	—
Decreases as a result of a lapse of applicable statute of limitations	$—	$—
Ending balance	$8,352	$8,260

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$8,352	$8,260
As of March 31, 2017 and 2016, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million and $0.9 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders' Equity
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. As of March 31, 2017, we have repurchased all $150 million of Class A common stock under the repurchase program, subject to final settlement of our open accelerated share repurchase discussed below.
Accelerated Share Repurchases
We entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution during 2015, 2016 and the three months ended March 31, 2017. The following table summarizes our ASR activity since inception of the stock repurchase program:

	Purchase Period End Date	Number of Shares (In thousands)		Average repurchase price per share	ASR Amount (In thousands)
March 2017 ASR	September 2017	1,326	(1)	(1)	$50,000
April 2016 ASR	October 2016	2,219		$22.54	$50,000
September 2015 ASR	January 2016	2,342		$17.08	$40,000

(1)
"Number of Shares" represents shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of our Class A common stock during that period. We expect the March 2017 ASR purchase period will end by September 2017.

In exchange for an up-front payment during the three months ended March 31, 2017, the financial institution delivered 1.3 million shares of our Class A common stock. Upon settlement, we will either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. The final number of shares received upon settlement for the ASR is determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. The shares received are retired in the periods they are delivered, but remain authorized for registration and issuance in the future.
The up-front payments are accounted for as a reduction to shareholders’ equity on our consolidated balance sheets in the periods the payments are made. The ASRs are accounted for in two separate transactions: 1) a treasury stock repurchase for the initial shares received and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. The par value of the shares received are recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings.  The ASRs meet all of the applicable criteria for equity classification, and therefore are not accounted for as derivative instruments. The initial repurchase of shares result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
Other
In connection with the Repurchase Program, we entered into a repurchase plan in December 2015 under Rule 10b5-1 of the Exchange Act for $10 million. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. We completed all repurchases under this plan during the first quarter of 2016 and total repurchases amounted to approximately 0.6 million shares at an average price of $16.15.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$40,754	$32,882
Income attributable to preferred stock	—	(972)
Net income allocated to Class A common stockholders	$40,754	$31,910
Weighted-average Class A shares issued and outstanding	50,458	49,863
Basic earnings per Class A common share	$0.81	$0.64

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$40,754	$31,910
Re-allocated earnings	—	19
Diluted net income allocated to Class A common stockholders	$40,754	$31,929
Weighted-average Class A shares issued and outstanding	50,458	49,863
Dilutive potential common shares:
Stock options	603	343
Restricted stock units	1,417	630
Employee stock purchase plan	19	31
Diluted weighted-average Class A shares issued and outstanding	52,497	50,867
Diluted earnings per Class A common share	$0.78	$0.63
For the periods presented, we excluded all shares of convertible preferred stock and certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Class A common stock
Options to purchase Class A common stock	55	326
Restricted stock units	—	8
Conversion of convertible preferred stock	—	1,519
Total options, restricted stock units and convertible preferred stock	55	1,853
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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2016.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)
As of March 31, 2017 and December 31, 2016, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2017	(In thousands)
Assets
Corporate bonds	$—	$12,059	$—	$12,059
Commercial paper	—	3,885	—	3,885
U.S. Treasury notes	—	25,837	—	25,837
Mortgage-backed securities	—	112,377	—	112,377
Municipal bonds	—	1,288	—	1,288
Asset-backed securities	—	28,363	—	28,363
Total assets	$—	$183,809	$—	$183,809

Liabilities
Contingent consideration	$—	$—	$26,442	$26,442

December 31, 2016
Assets
Corporate bonds	$—	$21,535	$—	$21,535
Commercial paper	—	12,430	—	12,430
U.S. Treasury notes	—	21,563	—	21,563
Agency securities	—	4,001	—	4,001
Mortgage-backed securities	—	117,491	—	117,491
Municipal bonds	—	1,430	—	1,430
Asset-backed securities	—	29,976	—	29,976
Total assets	$—	$208,426	$—	$208,426

Liabilities
Contingent consideration	$—	$—	$8,634	$8,634
We based the fair value of our fixed income securities held as of March 31, 2017 and December 31, 2016 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2017 or 2016.
The following table presents changes in our contingent consideration payable for the three months ended March 31, 2017 and 2016, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2017	2016

Balance, beginning of period	$8,634	$13,889
Issuance	18,000	—
Payments of contingent consideration	(192)	(189)
Balance, end of period	$26,442	$13,700
Note 14—Fair Value of Financial Instruments
The following describes the valuation technique for determining the fair value of financial instruments, whether or not such instruments are carried at fair value on our consolidated balance sheets.
Short-term Financial Instruments
Our short-term financial instruments consist principally of unrestricted and restricted cash and cash equivalents, settlement assets and obligations, and obligations to customers. These financial instruments are short-term in nature,

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Fair Value of Financial Instruments (continued)
and, accordingly, we believe their carrying amounts approximate their fair values. Under the fair value hierarchy, these instruments are classified as Level 1.
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2016. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Contingent Consideration
The fair value of contingent consideration obligations, such as the earn-outs associated with our acquisitions of TPG and UniRush, are estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value.  Our contingent consideration payable is classified as Level 3 because we use unobservable inputs to estimate fair value, including the probability of achieving certain earnings thresholds and appropriate discount rates. Changes in fair value of contingent consideration are recorded through operating expenses.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2017 and December 31, 2016 are presented in the table below.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$7,258	$6,740	$6,059	$5,421

Financial Liabilities
Deposits	$826,361	$826,304	$737,414	$737,356
Note payable	$145,291	$145,291	$100,686	$100,686

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
During the three months ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor. As part of the conversion process, a small percentage of our active cardholders experienced limited disruptions in service. As a result of this limited disruption in service, two putative class action complaints were filed during the second quarter of 2016. Any settlement amount paid to resolve the consolidated class actions will be borne equally between us and the third-party card processor. We have recorded an estimated accrual of approximately $2.3 million, which represents our portion of the estimated total settlement amount, all of which our insurance carrier has agreed to reimburse us for. This amount is recorded in other accrued liabilities and accounts receivable on our consolidated balance sheet as of March 31, 2017.
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
As of March 31, 2017 and December 31, 2016, we had $0.5 million outstanding in standby letters of credit issued by a financial institution related to our corporate facility lease. We have provided cash collateral for these outstanding letters of credit as of March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, we had restricted cash balances of $20.1 million and $12.1 million. The increase in restricted cash during the three months ended March 31, 2017 was associated with funds required to collateralize a prefunding obligation with a counter-party.

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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2017	2016
Walmart	37%	36%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	March 31, 2017	December 31, 2016
Walmart	36%	42%
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
The Account Services segment consists of revenues and expenses derived from our branded and private label deposit account programs. These programs include Green Dot-branded and affinity-branded GPR card accounts, private label GPR card accounts, checking accounts, payroll cards and open-loop gift cards. The Processing and Settlement Services segment consists of revenues and expenses derived from reload services through the Green Dot Network and our tax refund processing services. The Corporate and Other segment primarily consists of eliminations of intersegment revenues and expenses, unallocated corporate expenses, depreciation and amortization, and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$167,693	$93,710	$(8,402)	$253,001
Operating expenses	126,677	45,103	19,845	191,625
Operating income	$41,016	$48,607	$(28,247)	$61,376

	Three Months Ended March 31, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$145,140	$91,370	$(8,486)	$228,024
Operating expenses	119,152	39,022	15,364	173,538
Operating income	$25,988	$52,348	$(23,850)	$54,486

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
Overview
Green Dot Corporation is a pro-consumer financial technology innovator with a mission to reinvent personal banking for the masses. We offer consumers our broad collection of financial products and services through a widely-available “branchless distribution network” in the United States. Our branchless network consists of:

•	distribution arrangements with approximately 100,000 mostly major chain retail locations, which we refer to as “retail distributors” and thousands of neighborhood Financial Service Center locations;

•	several differently branded, Green Dot-owned and operated direct-to-consumer online and direct mail customer acquisition platforms;

•	businesses that provide payroll cards to their employees to receive wage disbursements;

•
more than 25,000 small and large tax preparation companies and individual tax preparers, known as electronic return originators, or “EROs”, who are able to offer our products and services to their customers through the use of various tax preparation industry software packages with which our products are integrated; and

•	apps compatible with the iOS and Android operating systems downloaded through the corresponding app store.
Our products and services are divided among our two reportable segments: 1) Account Services and 2) Processing and Settlement Services. Each segment is comprised of multiple “revenue divisions” that each focus on a distinct set of products or distribution channels, as follows:
Account Services
Consumer Accounts
We offer several deposit account programs that can be acquired through our network of approximately 100,000 retail distributors and thousands of neighborhood Financial Service Center locations. These products include:

•	Network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as GPR cards;

•
An innovative checking account product, such as our GoBank product, that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices; and

•	Network-branded gift cards (known as open-loop) that are sold at participating retail stores.
Green Dot Direct
We also offer GPR cards and checking accounts outside of our retail distribution channel, through several different online direct-to-consumer websites. Our direct-to-consumer websites include: greendot.com; walmartmoneycard.com; rushcard.com; accountnow.com; achievecard.com; and gobank.com. Additionally, we offer a secured credit card nationwide on a direct-to-consumer basis via greendot.com/platinum. Designed to help people with poor or no prior credit history build a positive credit history, the card is backed by the customer's own security deposit held at Green

Dot Bank. Customers can fund their security deposits with cash and make monthly payments through our distribution network of approximately 100,000 retail locations.
Payroll
We offer payroll cards to over 2,000 corporate customers, such as Einstein Bagels, Nordstrom and Rite Aid. Our products include payroll cards that businesses can provide to their employees to receive wage disbursements.
Green Dot Bank
We offer issuing, settlement and capital management services principally to support our products within our Account Service segment. Green Dot Bank also facilitates payments on behalf of our Processing and Settlement Services segment. Our banking services include:

•	Issuing services as the payment network member bank and settlement bank for GPR card, gift card and checking account products;

•	Credit card issuing and capital lending services for our Green Dot Platinum Visa Secured Credit Card; and

•	Settlement bank for our reload and tax refund services within our Processing and Settlement Services segment.
Green Dot Bank also generates revenue through management of its capital.
Processing and Settlement Services
Money Processing
We offer several products and services that all specialize in moving cash on behalf of consumers and businesses. These products and services include:

•
Reload services through the Green Dot Network using retailer distributors’ specially-enabled point-of-sale (POS) devices. These services can be performed through the following products we offer at the locations of our retail distributors nationwide:

–
Our “Reload@TheRegister” swipe allows consumers to add funds directly to accounts we issue and accounts issued by more than 120 third-party prepaid card programs (our network acceptance members) through an automated POS swipe reload transaction.

–
Our MoneyPak PIN product provides consumers the ability to load funds to accounts we issue and accounts issued by our network acceptance members that are not physically present at the time of the load.

–
Our E-Cash remittance service allows consumers to add funds to an online account participating in the Green Dot Network, such as a PayPal account. Consumers can also cash-out money sent to them by a business through the use of a Green Dot unique barcode that is sent to the customer’s smartphone and then presented at a participating retailer to receive their cash.

•
Disbursement services through our SimplyPaid platform that enables instant payments of earnings to employees or consultants on behalf of businesses to most bank accounts with MasterCard, Visa or Discover debit cards.

Tax Processing
Though our subsidiary, TPG, we offer several services designed for participants in the tax industry. Those services include:

•
Tax refund transfers that provide the processing technology that facilitates taxpayers' receipt of refund proceeds. When a customer of a third party tax preparation provider chooses to pay tax preparation fees using our tax refund processing services, we deduct the costs of the tax preparation service and our processing service from the customer's refund, and remit the remaining net balance to the customer per their instructions;

•	Small business lending to independent tax preparation providers that seek small loans in order to help provide working capital in advance of generating income during the tax filing season;

•
GPR card offerings that are integrated into the tax preparation software that enables a tax preparation provider to offer its customers a Green Dot Bank-issued GPR card for the purpose of receiving tax refunds more rapidly and securely than check disbursements; and

•
Fast Cash Advance consumer-friendly loans offered by third party banks and/or state-licensed non-bank lenders that enable their customers to receive a portion of their expected tax refund amount in advance of their actual tax refund.

Products within our Account Services segment are generally issued by our wholly-owned subsidiary, Green Dot Bank. As a result of acquisitions over the past few years, we also manage programs issued by third-party issuing banks.
2017 Six Step Plan
During February 2017, we announced our 2017 Six Step Plan (the "2017 Plan") outlining our strategy to grow revenue, reduce expenses and appropriately allocate capital, all with the goal of driving EPS growth. The 2017 Plan includes the following six steps:
Step 1: Deploy new acquisition and retention strategies to reduce the year-over-year sequential quarterly loss in active cards and return to active card growth by the beginning of 2018.
Step 2: Secure additional shelf space for the new MoneyPak and launch at least one unique and compelling new MoneyPak use case to expand the total available market.
Step 3: Make investments in growing the successful new initiatives launched in 2016, while making modest investments in a new crop of high-potential initiatives that can drive future growth.
Step 4: Drive incremental platform savings across the enterprise and achieve savings from integrating the UniRush acquisition over the course of 2017.
Step 5: Continue to look for new acquisitions that are strategic, synergistic and accretive.
Step 6: Return capital to shareholders through share buy-backs, with another $50 million repurchase in 2017.
In connection with our 2017 Plan, on February 28, 2017, we completed our acquisition of all the membership interests of UniRush, LLC ("UniRush"). The financial results of UniRush for the three months ended March 31, 2017 are reflected in our consolidated results and the results of our Account Services segment for the three months ended March 31, 2017. Refer to Note 3—Business Combination to the Consolidated Financial Statements included herein for additional information. During the three months ended March 31, 2017, we entered into a definitive agreement to purchase a total of $50 million of our Class A common stock under an accelerated share repurchase transaction. With this transaction, we have now repurchased $150 million of our Class A Common Stock under our previously-announced $150 million repurchase authorization. Refer to Note 11—Stockholders' Equity to the Consolidated Financial Statements included herein for additional information.
Financial Results and Trends
Our results of operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change	%
	(In thousands, except percentages)
Total operating revenues	$253,001	$228,024	$24,977	11.0%
Total operating expenses	191,625	173,538	18,087	10.4%
Net income	40,754	32,882	7,872	23.9%
Total operating revenues
Our total operating revenues for the three months ended March 31, 2017 increased from the three months ended March 31, 2016 by 11% as a result of greater average revenue per active card and the acquisition of UniRush, which closed on February 28, 2017. The increase in average revenue per active card was primarily driven by the continued trend of an improving mix in our active card portfolio toward higher revenue generating customers as compared to the prior year and improved unit economics on our new suite of prepaid card products. Both factors contributed to an improvement in the quality of our active card portfolio, as evidenced by greater customer engagement through increased gross dollar volume and purchase volume on a year-over-year basis. The combination of greater utilization rates and improved unit economics resulting from our new fee policies and features primarily on our new card products that were largely rolled out during the first six months of 2016 generated greater revenue per number of active cards for our Account Services segment, which more than offset the year-over-year decline in the number of active cards associated with our organic business.

Total operating revenues also increased as a result of improved unit economics in our Processing and Settlement Services segment. Our Processing and Settlement Services segment generated greater cash transfer revenues per number of cash transfers, despite a 4%year-over-year decline in the number of cash transfers, which we believe is partially attributable to the year-over-year decline in the number of active cards associated with our organic business, and partially attributable to the increasing mix shift to a higher percentage of direct deposit customers. The number of cash transfers per active card enrolled in direct deposit is generally lower than the non-direct deposit active card portfolio. The segment also generated greater tax refund processing revenues during the three months ended March 31, 2017, driven by a year-over-year increase in the number of tax refunds processed and higher revenue per average tax refund processed.
Total operating expenses
Our total operating expenses for the three months ended March 31, 2017 increased from the three months ended March 31, 2016, primarily due to increases in processing expenses as a result of the acquisition of UniRush and higher per active card transactional usage, as processing fees are generally charged on a per transaction basis. Additionally, we incurred $4.7 million of incremental processing expenses during the three months ended March 31, 2017 associated with our need to continue to process customer accounts on our legacy transaction processor that we had intended to migrate to our new processing platform in 2016. We intend to take all steps necessary to secure full recovery of these incremental expenses, although there can be no assurance that we will achieve that outcome or otherwise mitigate these losses.
Additionally, sales and marketing expenses for the three months ended March 31, 2017 increased from the three months ended March 31, 2016 as a result of a year-over-year increase in total operating revenues generated from products that are subject to revenue-sharing agreements with our distributors and due to incremental costs paid to third parties incurred as a result of a new consumer tax product offered through TPG to its EROs. These increases were partially offset by a decrease in compensation and benefits expenses as a result of cost reduction initiatives implemented as part of our 2016 Six Step plan, and a decrease in other general and administrative expenses, primarily due to a decrease in depreciation and amortization.
We recorded an income tax expense for the three months ended March 31, 2017 of $21.8 million compared to $19.1 million for the three months ended March 31, 2016. Income tax expense increased during the three months ended March 31, 2017 as a result of generating higher income before income taxes despite a lower effective tax rate.
During the three months ended March 31, 2017, we entered into a definitive agreement to purchase a total of $50 million of our Class A common stock under an accelerated share repurchase transaction. With this transaction, we have now repurchased $150 million of our Class A Common Stock under our previously-announced $150 million repurchase authorization. Refer to Note 11—Stockholders' Equity to the Consolidated Financial Statements included herein for additional information.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 9.30 million and 9.71 million reload transactions in the three months ended March 31, 2017 and 2016, respectively. We review this metric as a measure of the size and scale of our retail cash reload network and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers declined 4% due to increase in direct deposit penetration in our active card portfolio as direct deposit customers, on average, perform fewer cash reloads, and due to a year-over-year decline of active cards by 8% in our organic business.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through TPG. We processed 8.60 million and 8.18 million tax refund transactions in the three months ended March 31, 2017 and 2016, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and to analyze tax processing revenue. The increase in the number of tax refunds processed of 5% from the comparable period in 2016 was driven by an increase of refunds processed through online tax filing software, partially offset by a decrease in the number of refunds processed by traditional tax preparation providers.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 5.05 million and 4.75 million active cards outstanding as of March 31, 2017 and 2016, respectively. We review this metric and the associated revenue per number of active cards as measures of the overall size and scale of our GPR card portfolio and to analyze trends in revenue from those active cards. The increase in the number of active cards of 6% was driven by our acquisition of UniRush on February 28, 2017, partially offset by an 8% year-over-year decline in the number of active cards in our organic portfolio to 4.36 million. This is the third quarter in a row with our active card counts at that level, which may indicate that our active card count is stabilizing after several periods of decline following the discontinuation of the original MoneyPak PIN product in the first quarter of 2015.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $7.7 billion and $6.6 billion for the three months ended March 31, 2017 and 2016, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services. The increase in gross dollar volume of 17% during the three months ended March 31, 2017 from the comparable period in 2016 was principally driven by our acquisition of UniRush and     higher average gross dollar volume per average active card during the period. Gross dollar volume from our organic business increased 7% year-over-year.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $5.5 billion and $4.7 billion for the three months ended March 31, 2017 and 2016, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increase in purchase volume of 17% during the three months ended March 31, 2017 from the comparable period in 2016 was driven by an increase in gross dollar volume, as described above, our acquisition of UniRush and higher purchase volume per number of active cards as a result of the increasing quality of customers within our active card base. Purchase volume from our organic business increased 3% year-over-year.
Key Components of our Results of Operations
Operating Revenues
We classify our operating revenues into the following three categories:
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
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues through the Green Dot Network, tax refund processing service revenues and disbursement program revenues though our SimplyPaid platform. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues when a customer of a third party tax preparation provider chooses to pay tax preparation fees through the use of our tax refund processing services. We earn disbursement program fees on a per disbursement basis as disbursements are made.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processors that maintains the records of our customers' accounts and processes transaction authorizations and postings for us, and the third-party banks that may issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services. Bank fees generally vary based on the total number of tax refund transfers processed.
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

Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently adopted accounting pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2017.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended March 31, 2017 and 2016
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Three Months Ended March 31,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$100,969	39.9%	$91,886	40.3%
Processing and settlement service revenues	90,675	35.8	81,016	35.5
Interchange revenues	61,357	24.3	55,122	24.2
Total operating revenues	$253,001	100.0%	$228,024	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $101.0 million for the three months ended March 31, 2017, an increase of $9.1 million, or 10%, from the comparable period in 2016. We believe this increase in revenue also reflects the increasing quality of customers within our active card base and improved unit economics on our suite of prepaid card products, which increased monthly maintenance fees and ATM fees earned within our Account Services segment, combined with our acquisition of UniRush during the current quarter.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $90.7 million for the three months ended March 31, 2017, an increase of $9.7 million, or 12%, from the comparable period in 2016. The increase was driven primarily by higher revenue earned per cash transfer, a year-over-year increase in the volume of tax refunds processed and an increase in disbursement revenues associated with our program with Uber.
Interchange Revenues — Interchange revenues totaled $61.4 million for the three months ended March 31, 2017, a increase of $6.3 million, or 11%, from the comparable period in 2016. The increase was primarily due to our UniRush acquisition and an increase in purchase volume during the three months ended March 31, 2017.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$71,685	28.3%	$63,864	28.0%
Compensation and benefits expenses	41,218	16.3	43,087	18.9
Processing expenses	40,942	16.2	28,513	12.5
Other general and administrative expenses	37,780	14.9	38,074	16.7
Total operating expenses	$191,625	75.7%	$173,538	76.1%

Sales and Marketing Expenses — Sales and marketing expenses totaled $71.7 million for the three months ended March 31, 2017, an increase of $7.8 million, or 12% from the comparable period in 2016. This increase was primarily driven by a $4.2 million increase in sales commissions associated with higher revenues year-over-year generated from products that are subject to revenue-sharing agreements with our retail distributors and incremental costs associated with providing Fast Cash Advance consumer-friendly loans. The increase also reflects incremental marketing expenses resulting from our acquisition of UniRush during the three months ended March 31, 2017.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $41.2 million for the three months ended March 31, 2017, a decrease of $1.9 million or 4% from the comparable period in 2016. The decrease was driven primarily by $5.0 million lower salaries and wages and third-party contractor expenses as a result of cost reduction initiatives implemented as part of our 2016 Six Step plan. Partially offset by an increase in stock-based compensation and incremental expenses from our acquisition of UniRush during the three months ended March 31, 2017.
Processing Expenses — Processing expenses totaled $40.9 million for the three months ended March 31, 2017, an increase of $12.4 million or 44% from the comparable period in 2016. This increase was primarily the result of a higher volume of purchase and ATM transactions initiated by our cardholders, $4.7 million of incremental processing expenses during the three months ended March 31, 2017 associated with our need to continue to support customer accounts on our legacy third-party card processor, and $3.6 million of additional processing expenses associated with our acquisition of UniRush during the three months ended March 31, 2017.
Other General and Administrative Expenses — Other general and administrative expenses totaled $37.8 million for the three months ended March 31, 2017, a decrease of $0.3 million or 1%, from the comparable period in 2016. The decrease was primarily the result of $2.8 million lower depreciation and amortization, partially offset by incremental expenses from our acquisition of UniRush during the three months ended March 31, 2017.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	1.4	2.9
General business credits	(1.0)	(2.6)
Employee stock-based compensation	(1.0)	0.5
Other	0.5	1.0
Effective tax rate	34.9%	36.8%
Our income tax expense increased by $2.7 million to $21.8 million for the three months ended March 31, 2017 from the comparable period in 2016 due to higher pretax income on a period-over period basis, partially offset by a decrease in our effective tax rate by 1.9 percentage points. Our effective tax rate decreased primarily due to the impact of our adoption of ASU 2016-09. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax benefit or expense, respectively, in the income statement instead of additional paid-in capital on the consolidated balance sheets. Refer to Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein for additional information.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Total cash provided by (used in)
Operating activities	$94,859	$71,297
Investing activities	(135,925)	(25,284)
Financing activities	94,228	(78,390)
Increase (decrease) in unrestricted cash and cash equivalents	$53,162	$(32,377)
For the three months ended March 31, 2017 and 2016, we financed our operations primarily through our cash flows from operations and certain financing activities. At March 31, 2017, our primary source of liquidity was unrestricted cash and cash equivalents totaling $785.8 million. We also consider our $183.8 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our senior credit facility will be sufficient to meet our working capital, capital expenditure, debt service requirements and settlement of our purchase under our $150 million stock repurchase program, as discussed below.
Cash Flows from Operating Activities
Our $94.9 million of net cash provided by operating activities in the three months ended March 31, 2017 was primarily the result of $40.8 million of net income, adjusted for certain non-cash operating items of $23.4 million and increases in net changes in our working capital assets and liabilities of $30.7 million, driven principally by changes in our income taxes payable. Our $71.3 million of net cash provided by operating activities in the three months ended March 31, 2016 was primarily the result of $32.9 million of net income, adjusted for certain non-cash operating items of $23.9 million and a decrease in our income tax receivable of $18.6 million. We used our income tax receivable as of December 31, 2016 and 2015 to cover a portion of our estimated tax payments for the first quarter of 2017 and 2016, respectively. These were offset by decreases in our accounts payable and other accrued liabilities and deferred revenue.
Cash Flows from Investing Activities
Our $135.9 million of net cash used in investing activities in the three months ended March 31, 2017 reflects payments related to our acquisition of UniRush of $139.3 million (net of cash acquired), the acquisition of property and equipment of $11.8 million and an increase of $8.0 million in our restricted cash balances, offset by proceeds from available-for-sale investment securities, net of purchases, sales and maturities, of $24.3 million. Our $25.3 million of net cash used in investing activities in the three months ended March 31, 2016 reflects payments for the acquisition of property and equipment of $12.2 million, as well as purchases of available-for-sale investment securities, net of sales and maturities, of $12.5 million.
Cash Flows from Financing Activities
Our $94.2 million of net cash provided by financing activities during the three months ended March 31, 2017 was primarily the result of increases of $88.9 million in customer deposits and $8.3 million in obligations to customers, and increases in net borrowings on our Revolving Facility of $50.0 million. In connection with our acquisition of UniRush, we borrowed $75 million under our Revolving Facility and additional subordinated notes payable of $20 million to the selling shareholders of UniRush. These amounts were repaid during the three months ended March 31, 2017. Additionally, we drew an aggregate of $130 million on our Revolving Facility for working capital needs, of which we repaid $80 million during the three months ended March 31, 2017. These increases were offset by $50.0 million used for our stock repurchase program and $5.6 million in repayments of our notes payable. Our $78.4 million of net cash used in financing activities during the three months ended March 31, 2016 was primarily the result of decreases of $15.2 million in customer deposits and $50.1 million in obligations to customers, $5.6 million in repayments of our note payable and $9.0 million used for our stock repurchase program.

Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During the remainder of 2017, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions. As discussed above in Note 3—Business Combination to the Consolidated Financial Statements included herein, on February 28, 2017, we completed our acquisition of all the membership interests of UniRush for $139.9 million plus a minimum $4 million annual earn-out payment for five years following the closing. The earn-out payments will be made each year, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year, although any potential increase is not expected to be material to the overall price of the acquisition.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. Our investment securities may also act as short-term collateral to Green Dot Bank to satisfy any requirements associated with its legal lending limit.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (3.90% as of March 31, 2017). The balance outstanding on the Term Facility was $95.3 million and $100.7 million at March 31, 2017 and December 31, 2016, respectively, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were $50.0 million in borrowings outstanding on the Revolving Facility at March 31, 2017. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At March 31, 2017, we were in compliance with all such covenants.
Stock Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $150 million of our common stock. As of March 31, 2017, we have completed our commitment to repurchase shares under this repurchase program authorization, subject to final settlement of our accelerated share repurchase completed in March 2017.
In September 2015, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock as part of our repurchase program. Under the ASR agreement, we purchased $40 million of our Class A common stock at an average price of $17.08 per share, resulting in approximately 2.3 million shares. In December 2015, we also entered into a $10 million agreement to repurchase shares under a Rule10b5-1 plan. Under this agreement we repurchased approximately 0.6 million shares, at an average share price of $16.15.
In April 2016, we entered into an ASR with a financial institution for $50 million resulting in the repurchase of approximately 2.2 million Class A common shares at an average price of $22.54 per share.
In March 2017, we entered into an additional ASR with a financial institution for an up-front payment of $50 million, in exchange for an initial delivery of 1.3 million shares based on our then current market price of our common stock. Final settlement is scheduled to occur during the third quarter of 2017 and will be based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount.

Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of and for the three months ended March 31, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
In July 2013, the Federal Reserve and other U.S. banking regulators approved final rules regarding new risk-based capital, leverage and liquidity standards, known as “Basel III.” The Basel III rules, which became effective for us and our bank on January 1, 2015, are subject to certain phase-in periods that occur over several years. The U.S. Basel III rules contain new capital standards that change the composition of capital, increase minimum capital ratios and strengthen counter-party credit risk capital requirements. The Basel III rules also include a new definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which impose a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%.
As of March 31, 2017 and December 31, 2016, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2017 which management believes would have changed our category as "well capitalized."

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	148,893	11.7%	4.0%	n/a
Common equity Tier 1 capital	148,893	34.2%	4.5%	n/a
Tier 1 capital	148,893	34.2%	6.0%	6.0%
Total risk-based capital	150,023	34.5%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	104,300	10.6%	4.0%	5.0%
Common equity Tier 1 capital	104,300	49.9%	4.5%	6.5%
Tier 1 capital	104,300	49.9%	6.0%	8.0%
Total risk-based capital	104,581	50.1%	8.0%	10.0%

	December 31, 2016
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	332,101	24.3%	4.0%	n/a
Common equity Tier 1 capital	332,101	61.0%	4.5%	n/a
Tier 1 capital	332,101	61.0%	6.0%	6.0%
Total risk-based capital	333,288	61.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	139,491	17.0%	4.0%	5.0%
Common equity Tier 1 capital	139,491	54.8%	4.5%	6.5%
Tier 1 capital	139,491	54.8%	6.0%	8.0%
Total risk-based capital	139,768	54.9%	8.0%	10.0%

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

The year-over-year decline in the capital ratios of Green Dot Corporation was primarily driven by the acquisition of UniRush in February 2017 as goodwill and intangible assets acquired reduce common equity Tier 1 capital, Tier 1 capital and total capital. Additionally, our regulatory capital decreased as a result of our $50 million ASR initiated in March 2017.

The definitions associated with the amounts and ratios above are as follows:

Ratio	Definition
Tier 1 leverage ratio	Tier 1 capital divided by average total assets
Common equity Tier 1 capital ratio	Common equity Tier 1 capital divided by risk-weighted assets
Tier 1 capital ratio	Tier 1 capital divided by risk-weighted assets
Total risk-based capital ratio	Total capital divided by risk-weighted assets

Terms	Definition
Tier 1 capital and Common equity Tier 1 capital
Primarily includes common stock, retained earnings and accumulated OCI, net of deductions and adjustments primarily related to goodwill, deferred tax assets and intangibles. Under the regulatory capital rules, certain deductions and adjustments to these capital figures are phased in through January 1, 2018.

Total capital	Tier 1 capital plus supplemental capital items such as the allowance for loan losses, subject to certain limits
Average total assets	Average total consolidated assets during the period less deductions and adjustments primarily related to goodwill, deferred tax assets and intangibles assets
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses from changes in market factors such as foreign currency exchange rates, credit, interest rates and equity prices. We believe that we have limited exposure to risks associated with changes in foreign currency exchange rates, interest rates and equity prices. We have no significant foreign operations. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rates
We do not consider our cash and cash equivalents or our investment securities to be subject to significant interest rate risk due to their short duration.
As of March 31, 2017, we had $145.3 million in total debt outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of March 31, 2017, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Credit and liquidity risk
We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from our distribution partners and amounts due from third-party issuing banks for fees collected on our behalf.
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved institutions and does not allow investments in what we consider to be high risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the audit committee of our board of directors.
Our exposure to credit risk associated with our distribution partners is mitigated due to the short time period, currently an average of two days that distributor settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new distribution partner. We monitor each distribution partner’s settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our Enterprise Risk Management Committee is responsible for monitoring our distribution partner exposure and assigning credit limits and reports regularly to the audit committee of our board of directors.

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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A significant portion of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 37% for the three months ended March 31, 2017. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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

We make significant investments in our business that may not be successful, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
Our prospects for growth depend on our ability to innovate. As such, we have made and could make significant investments in our business where the return on those investments are highly speculative given the fast paced evolving nature of the payments industry. The return on our investments may be lower than we expect, take longer to materialize than we expect or may never be realized. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services, even if widely adopted, may not be profitable, causing us to lose money, and even if they are profitable, may cause lower operating margins than we have today or have experienced in the past. If new products or services have negative margins combined with high scale customer adoption, our business, financial condition and results of operations could be materially adversely impacted.
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
On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  This guidance was later supplemented on November 13, 2015, and June 30, 2016. Based on this guidance, a vast majority of Green Dot Bank’s deposits will be classified as brokered unless we are able to receive a ruling from the FDIC to the contrary. Under banking regulation, if Green Dot Bank ceases to be categorized as “well capitalized,” it could be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely effect the financial condition and operations of Green Dot Bank and the Company and could effectively restrict the ability of Green Dot Bank to operate its business lines as presently conducted.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2017, interchange revenues represented 24.3% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $600.8 million as of March 31, 2017. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that market and/or offer our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2017, we had assets subject to settlement risk of $116.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in millions, except per-share amounts) during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—		—	—		$50
February 1, 2017 to February 28, 2017	—		—	—		50
March 1, 2017 to March 31, 2017	1.3	(1)	(1)	1.3	(1)	—
Total	1.3			1.3		$—

(1)
In March 2017, we entered into an ASR to purchase $50 million of our Class A common stock. In exchange for an up-front payment of $50 million, we received an initial delivery of approximately 1.3 million shares. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of our common stock during that period less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the agreement. The ASR purchase period will end in or before September 2017.

After giving effect to our share repurchases completed to date, we have completed all share repurchases under our current board authorization, subject to final settlement of our March 2017 ASR.
ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1†(1)	Equity Purchase Agreement, dated as of January 25, 2017, by and among Green Dot Corporation, Empowerment Ventures, LLC and UniRush, LLC.

10.1††	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated.

10.2(2)	Terms of Separation of Employment, dated January 26, 2017, by and between the Registrant and Lewis Goodwin.

10.3	Transitional Advisory Agreement, dated March 2, 2017, by and between the Registrant and Konstantinos Sgoutas.

10.4(3)	2017 Executive Officer Incentive Bonus Plan

10.5(4)	2017-2019 Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.

10.6(5)	Form of executive officer performance-based restricted stock units award agreement.

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Green Dot hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission (the “Commission”).

††	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 2.1 is incorporated by reference to Exhibit 2.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on January 30, 2017.

(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on February 1, 2017.

(3)	Exhibit 10.4 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 5, 2017.

(4)	Exhibit 10.5 is incorporated by reference to Exhibit 10.02 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 5, 2017.

(5)	Exhibit 10.6 is incorporated by reference to Exhibit 10.03 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 5, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 10, 2017	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

2.1†(1)	Equity Purchase Agreement, dated as of January 25, 2017, by and among Green Dot Corporation, Empowerment Ventures, LLC and UniRush, LLC.

10.1††	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated.

10.2(2)	Terms of Separation of Employment, dated January 26, 2017, by and between the Registrant and Lewis Goodwin.

10.3	Transitional Advisory Agreement, dated March 2, 2017, by and between the Registrant and Konstantinos Sgoutas.

10.4(3)	2017 Executive Officer Incentive Bonus Plan

10.5(4)	2017-2019 Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.

10.6(5)	Form of executive officer performance-based restricted stock units award agreement.

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Green Dot hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission (the “Commission”).

††	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

(1)	Exhibit 2.1 is incorporated by reference to Exhibit 2.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on January 30, 2017.

(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on February 1, 2017.

(3)	Exhibit 10.4 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 5, 2017.

(4)	Exhibit 10.5 is incorporated by reference to Exhibit 10.02 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 5, 2017.

(5)	Exhibit 10.6 is incorporated by reference to Exhibit 10.03 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 5, 2017.