Form 10-Q/A
period 2016-09-30
GREEN DOT CORP
filed 2017-06-07
CIK 1386278

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

GREEN DOT CORPORATION

“Green Dot,” “we,” “us,” “our,” and “the Company” refer to Green Dot Corporation and all of its subsidiaries.

EXPLANATORY NOTE
We are filing this Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (our “Form 10-Q”), solely to file a revised version of Exhibit 10.1 (the “Exhibit”) originally filed with our Form 10-Q, which was filed with the Securities and Exchange Commission (the “Commission”) on November 9, 2016. The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with our Form 10-Q. Additionally, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of this Amendment No. 1, we are including certifications of our chief executive officer and chief financial officer pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act. We are not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.
Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in our Form 10-Q. This Amendment No. 1 does not reflect events occurring after the original filing of our Form 10-Q and, other than the filing of Exhibits 10.1, 31.3 and 31.4, does not modify or update the disclosures in our Form 10-Q in any way.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	June 7, 2017	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	President, Chief Executive Officer, Director

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.1†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated.				X

31.3	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
_____________

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

3