Form 10-Q
period 2017-06-30
GREEN DOT CORP
filed 2017-08-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 50,455,565 shares of Class A common stock outstanding, par value $.001 per share as of July 31, 2017.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$594,538	$732,676
Restricted cash	49,360	12,085
Investment securities available-for-sale, at fair value	31,057	46,686
Settlement assets	131,412	137,083
Accounts receivable, net	15,843	40,150
Prepaid expenses and other assets	32,725	32,186
Income tax receivable	—	12,570
Total current assets	854,935	1,013,436
Investment securities, available-for-sale, at fair value	172,639	161,740
Loans to bank customers, net of allowance for loan losses of $319 and $277 as of June 30, 2017 and December 31, 2016, respectively	8,822	6,059
Prepaid expenses and other assets	6,592	4,142
Property and equipment, net	88,026	82,621
Deferred expenses	10,444	16,647
Net deferred tax assets	4,648	4,648
Goodwill and intangible assets	598,745	451,051
Total assets	$1,744,851	$1,740,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,462	$22,856
Deposits	704,324	737,414
Obligations to customers	44,554	46,043
Settlement obligations	4,353	4,877
Amounts due to card issuing banks for overdrawn accounts	1,220	1,211
Other accrued liabilities	94,671	102,426
Deferred revenue	13,665	25,005
Note payable	20,966	20,966
Income tax payable	12,012	—
Total current liabilities	923,227	960,798
Other accrued liabilities	30,508	12,330
Note payable	69,098	79,720
Net deferred tax liabilities	3,779	3,763
Total liabilities	1,026,612	1,056,611
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.001 par value: 100,000 shares authorized as of June 30, 2017 and December 31, 2016; 50,329 and 50,513 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	50	51
Additional paid-in capital	334,434	358,155
Retained earnings	383,943	325,708
Accumulated other comprehensive loss	(188)	(181)
Total stockholders’ equity	718,239	683,733
Total liabilities and stockholders’ equity	$1,744,851	$1,740,344
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$107,340	$84,542	$208,309	$176,428
Processing and settlement service revenues	51,675	41,887	142,350	122,903
Interchange revenues	63,533	47,059	124,890	102,181
Total operating revenues	222,548	173,488	475,549	401,512
Operating expenses:
Sales and marketing expenses	70,144	63,077	141,829	126,941
Compensation and benefits expenses	50,866	41,092	92,084	84,179
Processing expenses	44,754	26,544	85,696	55,057
Other general and administrative expenses	36,593	29,906	74,373	67,980
Total operating expenses	202,357	160,619	393,982	334,157
Operating income	20,191	12,869	81,567	67,355
Interest income	2,323	1,533	5,177	3,834
Interest expense	(1,533)	(1,408)	(3,198)	(6,189)
Income before income taxes	20,981	12,994	83,546	65,000
Income tax expense	1,715	4,968	23,526	24,092
Net income	19,266	8,026	60,020	40,908
Income attributable to preferred stock	—	(244)	—	(1,226)
Net income available to common stockholders	$19,266	$7,782	$60,020	$39,682

Basic earnings per common share:	$0.39	$0.16	$1.19	$0.81
Diluted earnings per common share:	$0.37	$0.16	$1.14	$0.79
Basic weighted-average common shares issued and outstanding:	50,013	48,471	50,234	49,167
Diluted weighted-average common shares issued and outstanding:	52,452	49,818	52,577	50,396
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$19,266	$8,026	$60,020	$40,908
Other comprehensive (loss) income
Unrealized holding (losses) gains, net of tax	(20)	301	(7)	674
Comprehensive income	$19,246	$8,327	$60,013	$41,582
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Operating activities
Net income	$60,020	$40,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,142	21,623
Amortization of intangible assets	14,742	11,523
Provision for uncollectible overdrawn accounts	37,438	39,787
Employee stock-based compensation	16,392	13,052
Amortization of premium on available-for-sale investment securities	692	599
Change in fair value of contingent consideration	(7,500)	(5,500)
Amortization of deferred financing costs	792	767
Impairment of capitalized software	1,014	136
Changes in operating assets and liabilities:
Accounts receivable, net	(7,954)	(26,269)
Prepaid expenses and other assets	(893)	2,533
Deferred expenses	9,249	8,318
Accounts payable and other accrued liabilities	(9,286)	(16,349)
Amounts due to card issuing banks for overdrawn accounts	9	464
Deferred revenue	(13,267)	(12,724)
Income tax receivable/payable	24,548	12,632
Other, net	567	179
Net cash provided by operating activities	143,705	91,679

Investing activities
Purchases of available-for-sale investment securities	(57,818)	(79,835)
Proceeds from maturities of available-for-sale securities	43,232	53,884
Proceeds from sales of available-for-sale securities	18,666	575
Increase in restricted cash	(37,270)	(3,128)
Payments for acquisition of property and equipment	(20,924)	(23,980)
Net (increase) decrease in loans	(2,763)	385
Acquisition, net of cash acquired	(141,498)	—
Net cash used in investing activities	(198,375)	(52,099)

Financing activities
Borrowings from notes payable	20,000	—
Repayments of borrowings from notes payable	(31,250)	(11,250)
Borrowings on revolving line of credit	335,000	15,000
Repayments on revolving line of credit	(335,000)	(15,000)
Proceeds from exercise of options	15,994	7,114
Taxes paid related to net share settlement of equity awards	(7,893)	(3,834)
Net decrease in deposits	(33,090)	(94,099)
Net increase (decrease) in obligations to customers	3,658	(80,141)
Contingent consideration payments	(723)	(367)
Repurchase of Class A common stock	(50,000)	(59,013)
Deferred financing costs	(164)	—
Net cash used in financing activities	(83,468)	(241,590)

Net decrease in unrestricted cash and cash equivalents	(138,138)	(202,010)
Unrestricted cash and cash equivalents, beginning of year	732,676	772,129
Unrestricted cash and cash equivalents, end of year	$594,538	$570,119

Cash paid for interest	$2,406	$5,422
Cash (refund from)/paid for income taxes	$(1,057)	$11,472
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
Our products and services include several deposit account programs, such as network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as "GPR cards," checking accounts, network-branded gift cards (known as open-loop), secured credit cards and other financial services. We also offer several products and services that specialize in facilitating the movement cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point-of-sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to credit cash to another consumer's debit card; and e-cash, a remittance product that allows a consumer to send or receive cash using a Green Dot generated bar code or claim number sent to the recipient’s smartphone that is then fulfilled at a Green Dot participating retailer. We refer to these services collectively as our cash transfer products. In addition to payroll cards, we also offer wage disbursement services on behalf of businesses needing to route money to their workforce on an expedited basis.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the six months ended June 30, 2017. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
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
We have formed a cross-functional project team and are currently assessing the impact of the adoption of this principle on our consolidated financial statements. We have performed a review of the requirements under the new revenue standard and are monitoring the activity of the FASB for applicable updates. We have not yet completed our assessment of our customer contracts or quantified the effect, if any, the new guidance will have on our consolidated financial statements, the related disclosures or our internal controls over financial reporting. However, based on the nature of our most significant revenue streams, our preliminary view is that our current revenue policies and accounting practices under which the amounts and timing of revenue are recorded is overall consistent with the core principles

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
of the new revenue standard. We anticipate adopting this ASU on January 1, 2018 using the modified retrospective approach, however, may opt for the full retrospective method depending on the final outcome of our evaluation.
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
Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax expense or benefit in the income statement instead of additional paid-in capital on the consolidated balance sheets. Since we did not have any previously unrecognized excess tax benefits, no cumulative-effect adjustment to retained earnings was required upon adoption pertaining to unrecognized excess tax benefits. Excess tax benefits are also now classified as operating activities in the consolidated statements of cash flows instead of in financing activities. The presentation of excess tax benefits on our consolidated statements of cash flows was adopted retrospectively, and accordingly, we reclassified $1.2 million of excess tax benefits under financing activities to operating activities for the six months ended June 30, 2016 on our consolidated statements of cash flows to conform to the current year presentation. Additionally, upon adoption of ASU 2016-09, we elected to account for forfeitures on stock-based compensation as they occur, rather than estimate future expected forfeitures. As a result of this accounting change, we recognized a net cumulative effect adjustment to reduce retained earnings as of January 1, 2017 for approximately $1.8 million.
See Note 7 — Employee Stock-Based Compensation and Note 10 — Income Taxes for additional information on the impact of the adoption on our consolidated financial statements.
Note 3—Business Combination
On February 28, 2017, we completed our acquisition of all the membership interests of UniRush, LLC ("UniRush"), an online direct-to-consumer GPR card and corporate payroll card provider. The fair value of the total consideration in connection with the acquisition was approximately $163.7 million, which included cash and contingent consideration in the form of an earn-out. We financed the transaction with $142.2 million in cash, of which $95 million was raised from a combination of our Revolving Facility, as discussed in Note 9 — Note Payable, and subordinated notes payable of $20 million to the selling shareholders of UniRush. The subordinated notes were repaid during the three months ended March 31, 2017. The transaction terms include an earn-out equal to the greater of (i) a specified percentage of the revenue generated by the online direct-to-consumer GPR card portfolio for the five-year period following the closing or (ii) $20 million, payable quarterly over the five years.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Combination (continued)
The following table summarizes the preliminary fair value of consideration transferred:

Consideration
(In thousands)
Cash, including proceeds from notes payable	$142,154
Fair value of contingent consideration	21,500
Total consideration	$163,654
The preliminary allocation of the purchase price is as follows:

February 28, 2017
(In thousands)
Assets:
Cash and cash equivalents	$656
Accounts receivable, net	5,745
Prepaid expenses and other assets	5,147
Property and equipment, net	4,233
Intangible assets	69,000
Goodwill	93,434
Total assets:	178,215

Liabilities:
Accounts payable	10,861
Other liabilities	3,700
Total liabilities:	14,561

Net assets acquired	$163,654
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
Goodwill of $93.4 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill arises from the opportunity for synergies and economies of scale from the combined companies, and expanding our reach into the online direct-to-consumer and corporate payroll distribution channels. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.
Intangible assets consist primarily of customer relationships and trade name of $58.5 million and $5.5 million, respectively. The customer relationships will be amortized over its estimated useful life of 5-10 years and the trade name will be amortized over a period of 15 years.
Our acquisition of UniRush was accounted for under the acquisition method of accounting, with the operating results of UniRush included in our consolidated statements of operations from March 1, 2017 to June 30, 2017. Transaction costs incurred in connection with the acquisition were not material.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Combination (continued)
Unaudited pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisition of UniRush had occurred as of January 1, 2016, after the effect of certain adjustments, including interest expense on the debt used to fund the purchase, amortization of certain identifiable intangible assets, income and expense items not attributable to ongoing operations and related tax effects. The unaudited pro forma condensed consolidated statements of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the UniRush acquisition been made as of January 1, 2016, or of any potential results which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net revenues	$222,548	$199,466	$494,834	$453,976
Net income attributable to common stock	$19,266	$19,914	$52,737	$48,902
Basic earnings per common share	$0.39	$0.41	$1.05	$0.99
Diluted earnings per common share	$0.37	$0.40	$1.00	$0.97
Basic weighted-average common shares issued and outstanding	50,013	48,471	50,234	49,167
Diluted weighted-average common shares issued and outstanding	52,452	49,818	52,577	50,396
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2017
Corporate bonds	$10,812	$3	$(6)	$10,809
Commercial paper	2,944	—	—	2,944
U.S. Treasury notes	25,851	—	(68)	25,783
Mortgage-backed securities	140,067	158	(694)	139,531
Municipal bonds	1,232	1	(7)	1,226
Asset-backed securities	23,467	1	(65)	23,403
Total investment securities	$204,373	$163	$(840)	$203,696

December 31, 2016
Corporate bonds	$21,533	$9	$(7)	$21,535
Commercial paper	12,427	4	(1)	12,430
U.S. Treasury notes	21,603	1	(41)	21,563
Agency securities	4,002	—	(1)	4,001
Mortgage-backed securities	117,990	242	(741)	117,491
Municipal bonds	1,460	1	(31)	1,430
Asset-backed securities	30,131	1	(156)	29,976
Total investment securities	$209,146	$258	$(978)	$208,426

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of June 30, 2017 and December 31, 2016, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2017
Corporate bonds	$3,010	$(3)	$3,998	$(3)	$7,008	$(6)
U.S. Treasury notes	25,783	(68)	—	—	25,783	(68)
Mortgage-backed securities	15,744	(179)	67,680	(515)	83,424	(694)
Municipal bonds	—	—	773	(7)	773	(7)
Asset-backed securities	13,203	(48)	6,987	(17)	20,190	(65)
Total investment securities	$57,740	$(298)	$79,438	$(542)	$137,178	$(840)

December 31, 2016
Corporate bonds	$8,739	$(7)	$1,999	$—	$10,738	$(7)
Commercial paper	2,672	(1)	—	—	2,672	(1)
U.S. Treasury notes	16,211	(41)	—	—	16,211	(41)
Agency securities	4,002	(1)	—	—	4,002	(1)
Mortgage-backed securities	23,300	(236)	61,383	(505)	84,683	(741)
Municipal bonds	—	—	937	(31)	937	(31)
Asset-backed securities	25,501	(156)	—	—	25,501	(156)
Total investment securities	$80,425	$(442)	$64,319	$(536)	$144,744	$(978)
We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2017 or 2016 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of June 30, 2017, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$31,101	$31,057
Due after one year through five years	8,994	8,967
Due after five years through ten years	58	59
Due after ten years	780	773
Mortgage and asset-backed securities	163,440	162,840
Total investment securities	$204,373	$203,696
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Overdrawn account balances due from cardholders	$16,861	$14,773
Reserve for uncollectible overdrawn accounts	(13,619)	(11,932)
Net overdrawn account balances due from cardholders	3,242	2,841

Trade receivables	2,088	1,941
Reserve for uncollectible trade receivables	(330)	(372)
Net trade receivables	1,758	1,569

Receivables due from card issuing banks	4,795	8,497
Fee advances	176	16,708
Other receivables	5,872	10,535
Accounts receivable, net	$15,843	$40,150
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$12,233	$11,088	$11,932	$7,999
Provision for uncollectible overdrawn accounts:
Fees	17,310	20,854	34,269	35,705
Purchase transactions	1,882	2,167	3,169	4,082
Charge-offs	(17,806)	(19,603)	(35,751)	(33,280)
Balance, end of period	$13,619	$14,506	$13,619	$14,506
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2017
Residential	$13	$—	$—	$13	$3,898	$3,911
Commercial	—	—	—	—	250	250
Installment	—	—	—	—	1,625	1,625
Other	—	—	—	—	3,355	3,355
Total loans	$13	$—	$—	$13	$9,128	$9,141

Percentage of outstanding	0.1%	—%	—%	0.1%	99.9%	100.0%

December 31, 2016
Residential	$—	$6	$—	$6	$3,718	$3,724
Commercial	—	—	—	—	366	366
Installment	—	—	2	2	1,742	1,744
Other	—	—	—	—	502	502
Total loans	$—	$6	$2	$8	$6,328	$6,336

Percentage of outstanding	—%	0.1%	—%	0.1%	99.9%	100.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Nonperforming Loans
As of June 30, 2017 and December 31, 2016, we had nonperforming residential loans with a carrying value of $0.3 million and $0.4 million, respectively, gross of the related allowance for loan losses. See Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on the criteria for classification as nonperforming.
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	June 30, 2017		December 31, 2016
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,342	$569	$3,036	$688
Commercial	250	—	366	—
Installment	1,345	280	1,432	312
Other	3,355	—	502	—
Total loans	$8,292	$849	$5,336	$1,000
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$364	$297	$388	$316
Installment	198	88	220	98
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$281	$278	$277	$426
Provision (benefit) for loans	63	—	63	(151)
Loans charged off	(26)	(22)	(31)	(22)
Recoveries of loans previously charged off	1	10	10	13
Balance, end of period	$319	$266	$319	$266

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
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Restricted stock units granted	94	792	195	973
Weighted-average grant-date fair value	$35.60	$23.10	$31.23	$22.59
Performance Based Restricted Stock Units
During the three and six months ended June 30, 2017, we also granted performance-based restricted stock units to certain employees that are subject to the attainment of minimum pre-established annual performance targets. The majority of these awards are tied to the achievement of an annual non-GAAP earnings per share target for the grant year. The actual number of shares subject to the award is determined at the end of the annual performance period and may range from zero to 150% percent of the target shares granted. These awards contain an additional service component after each annual performance period is concluded and the unvested balance of the shares determined at the end of the annual performance period will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the four-year vesting period based on the fair value of the closing market price of our Class A common stock on the date of the grant and the estimated performance that is expected to be achieved.
In the case of our Chief Executive Officer, vesting of the award is based on the achievement of a total shareholder return ("TSR") relative to the S&P 600 index over the three-year performance period. Compensation expense related to these awards is recognized over the performance period based on the grant date fair value through the use of a Monte Carlo simulation and are not subsequently re-measured.
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Performance based restricted stock units granted	329	—	616	237
Weighted-average grant-date fair value	$36.35	$—	$36.01	$25.67
The total stock-based compensation expense recognized was $9.9 million and $7.4 million for the three months ended June 30, 2017 and 2016, respectively, and $16.4 million and $13.1 million for the six months ended June 30, 2017 and 2016, respectively. Total stock-based compensation expense includes amounts related to awards of stock options, restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan. Effective January 1, 2017, as a result of the adoption of ASU 2016-09, we account for forfeitures on our stock-based compensation as they occur, rather than estimating expected forfeitures. As a result of this accounting change, we recognized a net cumulative effect adjustment to reduce retained earnings as of January 1, 2017 for approximately $1.8 million.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$629,042	$617,220
Other demand deposits	57,054	103,523
Total non-interest bearing deposit accounts	686,096	720,743
Interest-bearing deposit accounts
Negotiable order of withdrawal (NOW)	1,158	1,209
Savings	10,721	8,832
Time deposits, denominations greater than or equal to $100	4,718	5,132
Time deposits, denominations less than $100	1,631	1,498
Total interest-bearing deposit accounts	18,228	16,671
Total deposits	$704,324	$737,414
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2017
(In thousands)
Due in 2017	$2,041
Due in 2018	1,985
Due in 2019	578
Due in 2020	668
Due in 2021	848
Thereafter	229
Total time deposits	$6,349
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
As of June 30, 2017 and December 31, 2016, our outstanding debt, net of deferred financing costs of $3.7 million and $4.3 million, respectively, consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Term facility	$90,064	$100,686
Revolving facility	—	—
Total notes payable	$90,064	$100,686
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the six months ended June 30, 2017 and 2016, we made scheduled quarterly principal payments totaling $11.3 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable (continued)
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of June 30, 2017 was 4.05%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.1 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $2.3 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2017, we were in compliance with all such covenants.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2017 and 2016 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.4)	3.1
General business credits	(2.1)	(2.6)
Employee stock-based compensation	(5.1)	0.6
Other	0.8	1.0
Effective tax rate	28.2%	37.1%
The effective tax rate for the six months ended June 30, 2017 and 2016 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock-based compensation. The decrease in the effective tax rate for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is primarily due to excess tax benefits related to stock compensation recognized as an income tax benefit instead of additional paid-in capital in accordance with ASU 2016-09 and the release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions. See Note 2 — Summary of Significant Accounting Policies for additional information about our adoption of ASU 2016-09.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2017 and 2016, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2013 through 2015. We generally remain subject to examination of our various state income tax returns for a period of three to four years from the respective dates the returns were filed.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (continued)
As of June 30, 2017, we have net operating loss carryforwards of approximately $41.2 million and $32.3 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2017 and 2035. In addition, we have state business tax credits of approximately $7.7 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire 2026.
As of June 30, 2017 and December 31, 2016, we had a liability of $6.8 million and $7.3 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Beginning balance	$7,314	$7,371
Increases related to positions taken during prior years	321	—
Increases related to positions taken during the current year	1,039	889
Decreases related to positions settled with tax authorities	(1,189)	—
Decreases as a result of a lapse of applicable statute of limitations	$(636)	$—
Ending balance	$6,849	$8,260

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$6,849	$8,260
As of June 30, 2017 and 2016, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.5 million and $0.9 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders' Equity
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. As of March 31, 2017, we have repurchased all $150 million of Class A common stock under the repurchase program, subject to final settlement of our open accelerated share repurchase discussed below. On May 25, 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We expect to seek regulatory approval for the proposed expansion of our stock repurchase program during the second half of 2017.
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution from time to time under our stock repurchase program. The following table summarizes our ASR activity since inception of the repurchase program:

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

In exchange for an up-front payment in March 2017, the financial institution delivered 1.3 million shares of our Class A common stock. Upon settlement, we will either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. The final number of shares received upon settlement for the ASR is determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. The shares received are retired in the periods they are delivered, but remain authorized for registration and issuance in the future.
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
Other
In connection with our stock repurchase program, we entered into a repurchase plan in December 2015 under Rule 10b5-1 of the Exchange Act for $10 million. The timing, nature and amount of purchases depended on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. We completed all repurchases under this plan during the first quarter of 2016 and total repurchases amounted to approximately 0.6 million shares at an average price of $16.15.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$19,266	$8,026	$60,020	$40,908
Income attributable to preferred stock	—	(244)	—	(1,226)
Net income allocated to Class A common stockholders	$19,266	$7,782	$60,020	$39,682
Weighted-average Class A shares issued and outstanding	50,013	48,471	50,234	49,167
Basic earnings per Class A common share	$0.39	$0.16	$1.19	$0.81

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$19,266	$7,782	$60,020	$39,682
Re-allocated earnings	—	6	—	29
Diluted net income allocated to Class A common stockholders	$19,266	$7,788	$60,020	$39,711
Weighted-average Class A shares issued and outstanding	50,013	48,471	50,234	49,167
Dilutive potential common shares:
Stock options	759	524	706	482
Restricted stock units	1,418	748	1,368	678
Performance based restricted stock units	259	72	268	67
Employee stock purchase plan	3	3	1	2
Diluted weighted-average Class A shares issued and outstanding	52,452	49,818	52,577	50,396
Diluted earnings per Class A common share	$0.37	$0.16	$1.14	$0.79
For the periods presented, we excluded all shares of convertible preferred stock and certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. Additionally, we have excluded any performance based restricted stock units for which the performance contingency has not been met as of the end of the period. The following table shows the weighted-average number of shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Class A common stock
Options to purchase Class A common stock	56	118	73	176
Restricted stock units	—	5	—	11
Performance based restricted stock units	424	304	216	194
Conversion of convertible preferred stock	—	1,519	—	1,519
Total options, restricted stock units and convertible preferred stock	480	1,946	289	1,900
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)
As of June 30, 2017 and December 31, 2016, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2017	(In thousands)
Assets
Corporate bonds	$—	$10,809	$—	$10,809
Commercial paper	—	2,944	—	2,944
U.S. Treasury notes	—	25,783	—	25,783
Mortgage-backed securities	—	139,531	—	139,531
Municipal bonds	—	1,226	—	1,226
Asset-backed securities	—	23,403	—	23,403
Total assets	$—	$203,696	$—	$203,696

Liabilities
Contingent consideration	$—	$—	$21,911	$21,911

December 31, 2016
Assets
Corporate bonds	$—	$21,535	$—	$21,535
Commercial paper	—	12,430	—	12,430
U.S. Treasury notes	—	21,563	—	21,563
Agency securities	—	4,001	—	4,001
Mortgage-backed securities	—	117,491	—	117,491
Municipal bonds	—	1,430	—	1,430
Asset-backed securities	—	29,976	—	29,976
Total assets	$—	$208,426	$—	$208,426

Liabilities
Contingent consideration	$—	$—	$8,634	$8,634
We based the fair value of our fixed income securities held as of June 30, 2017 and December 31, 2016 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2017 or 2016.
The following table presents changes in our contingent consideration payable for the three and six months ended June 30, 2017 and 2016, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$26,442	$13,700	$8,634	$13,889
Issuance	—	—	18,000	—
Payments of contingent consideration	(531)	(178)	(723)	(367)
Purchase accounting adjustment	3,500	—	3,500	—
Change in fair value of contingent consideration	(7,500)	(5,500)	(7,500)	(5,500)
Balance, end of period	$21,911	$8,022	$21,911	$8,022

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2017 and December 31, 2016 are presented in the table below.

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$8,822	$8,383	$6,059	$5,421

Financial Liabilities
Deposits	$704,324	$704,272	$737,414	$737,356
Note payable	$90,064	$90,064	$100,686	$100,686

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
During the three months ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor. As part of the conversion process, a small percentage of our active cardholders experienced limited disruptions in service. As a result of this limited disruption in service, two putative class action complaints were filed during the second quarter of 2016. Any settlement amount paid to resolve the consolidated class actions will be borne equally between us and the third-party card processor. We have recorded an estimated accrual of approximately $2.3 million, which represents our portion of the estimated total settlement amount, all of which our insurance carrier has agreed to reimburse us for. This amount is recorded in other accrued liabilities and accounts receivable on our consolidated balance sheet as of June 30, 2017.
During the three months ended June 30, 2017, we accrued a $3.5 million expense in connection with the settlement of a lawsuit. This amount is less than amounts we expected to incur to litigate the matter. We recorded this settlement within other general and administrative expenses on our consolidated statement of operations.
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
As of June 30, 2017 and December 31, 2016, we had $0.5 million outstanding in standby letters of credit issued by a financial institution related to our corporate facility lease. We have provided cash collateral for these outstanding letters of credit as of June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, we had restricted cash balances of $49.4 million and $12.1 million. The increase in restricted cash during the six months ended June 30, 2017 was associated with funds required to collateralize a prefunding obligation with a business partner.
During the three months ended June 30, 2017 we recorded a $7.5 million reduction to our contingent consideration liability associated with an earn-out provision of a prior period acquisition. The third and final performance period under the earn-out provision ended on June 30, 2017. The reduction represents our belief that our tax refund processing business did not achieve its earn-out performance target for the twelve months ended June 30, 2017.

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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Walmart	40%	46%	38%	41%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	June 30, 2017	December 31, 2016
Walmart	34%	42%
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
The Account Services segment consists of revenues and expenses derived from our branded and private label deposit account programs. These programs include Green Dot-branded and affinity-branded GPR card accounts, private label GPR card accounts, checking accounts, payroll cards and open-loop gift cards. The Processing and Settlement Services segment consists principally of revenues and expenses derived from reload services through the Green Dot Network and our tax refund processing services. The Corporate and Other segment primarily consists of eliminations of intersegment revenues and expenses, unallocated corporate expenses, depreciation and amortization, and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$175,114	$55,064	$(7,630)	$222,548
Operating expenses	141,536	38,578	22,243	202,357
Operating income	$33,578	$16,486	$(29,873)	$20,191

	Three Months Ended June 30, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$135,109	$45,257	$(6,878)	$173,488
Operating expenses	114,959	33,020	12,640	160,619
Operating income	$20,150	$12,237	$(19,518)	$12,869

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Segment Information (continued)

	Six Months Ended June 30, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$342,807	$148,774	$(16,032)	$475,549
Operating expenses	268,213	83,681	42,088	393,982
Operating income	$74,594	$65,093	$(58,120)	$81,567

	Six Months Ended June 30, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$280,249	$136,627	$(15,364)	$401,512
Operating expenses	234,111	72,042	28,004	334,157
Operating income	$46,138	$64,585	$(43,368)	$67,355

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
Green Dot Direct
We also offer GPR cards and checking accounts outside of our retail distribution channel, through several different online direct-to-consumer websites. Our direct-to-consumer websites include: greendot.com; walmartmoneycard.com; rushcard.com; accountnow.com; achievecard.com; and gobank.com. Additionally, we offer a secured credit card nationwide on a direct-to-consumer basis via greendot.com/platinum. Designed to help people with poor or no prior credit history build a positive credit bureau report, the credit limit assigned to the card is backed by the customer's own security deposit held at Green Dot Bank. Customers have the option of funding their security deposits with cash and making monthly payments through our distribution network of participating Green Dot Network retail locations.
PayCard and Corporate Disbursement
We offer payroll cards and other wage disbursement services to over 2,000 corporate customers, such as Uber, Einstein Bagels, Nordstrom and Rite Aid.
Green Dot Bank
We offer issuing, settlement and capital management services principally to support our products within our Account Service segment. Green Dot Bank, a wholly owned subsidiary, also facilitates payments on behalf of our Processing and Settlement Services segment. Our banking services include:

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
Products within our Account Services segment are generally issued by Green Dot Bank. As a result of acquisitions over the past few years, we also manage programs issued by third-party issuing banks.
Processing and Settlement Services
Money Processing
We offer several products and services that all specialize in facilitating the movement of funds on behalf of consumers and businesses. These products and services include:

•
Our “Reload@TheRegister” swipe reload service allows consumers to add funds to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its cards to accept funds through our processing system.

•
Our MoneyPak PIN product provides consumers the ability to add funds to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its cards to accept funds through our processing system.

•
Our E-Cash remittance service allows consumers to add funds to to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its accounts to accept funds through our processing system. Consumers can also cash-out money sent to them by a business through the use of our E-Cash service when Green Dot sends a unique barcode to the customer’s smartphone device which is then presented to a cashier at a participating retailer who then scans the barcode to authorize the cash-out.

•
Our Simply Paid Disbursement service that enables wages and any type of authorized funds disbursement to be sent to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its cards to accept funds through our processing system.

Tax Processing
We offer several services designed for participants in the tax industry. Those services include:

•
Tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds. When a customer of a third party tax preparation provider chooses to pay their tax preparation fees using our processing services, we deduct the the tax preparation service fee and our processing service fee from the customer's refund, and remit the remaining net balance to the customer per their instructions;

•	Small business lending to independent tax preparation providers that seek small loans in order to help provide working capital in advance of generating income during the tax filing season;

•
GPR card offerings that are integrated into the tax preparation software that enables a tax preparation provider to offer its customers a Green Dot Bank-issued GPR card for the purpose of receiving tax refunds quicker and more securely than check disbursements; and

•
Fast Cash Advance, a consumer-friendly loan offered by third party banks and/or state-licensed non-bank lenders that enable their customers to receive a portion of their expected tax refund amount in advance of their actual tax refund.

2017 Six Step Plan
In February 2017, we announced our 2017 Six Step Plan (the "2017 Plan") outlining our strategy to grow revenue, reduce expenses and appropriately allocate capital, all with the objective of driving EPS growth. The following describes each of the six steps within the 2017 Plan.
Step 1: Deploy new acquisition and retention strategies to reduce the year-over-year sequential quarterly loss in active cards and return to active card growth in 2018.
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
Step 6: Return capital to shareholders through share buy-backs.
Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	%	2017	2016	Change	%
	(In thousands, except percentages)
Total operating revenues	$222,548	$173,488	$49,060	28.3%	$475,549	$401,512	$74,037	18.4%
Total operating expenses	202,357	160,619	41,738	26.0%	393,982	334,157	59,825	17.9%
Net income	19,266	8,026	11,240	140.0%	60,020	40,908	19,112	46.7%
Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2017 were $222.5 million and $475.5 million, respectively, an increase of 28.3% and 18.4%, respectively, over the prior year comparable period, which is the result of year-over-year double digit organic revenue growth for the three months ended June 30, 2017 and the acquisition of UniRush, which closed on February 28, 2017. Our organic growth was driven in part by the continued trend of an improving mix in our active card portfolio toward higher revenue generating customers as compared to the prior year and improved unit economics on our new suite of prepaid card products. Both factors contributed to an improvement in the quality of our active card portfolio, as evidenced by greater customer engagement through increased gross dollar volume and purchase volume on a year-over-year basis. The combination of greater utilization rates and improved unit economics resulting from our new fee policies and features primarily on our new card products that were largely rolled out during the first six months of 2016 generated greater revenue per number of active cards for our Account Services segment.
Total operating revenues also increased as a result of improved unit economics in our Processing and Settlement Services segment. Our Processing and Settlement Services segment generated greater cash transfer revenues per number of cash transfers and a year-over-year increase in the number of cash transfers for the three months ended June 30, 2017, despite a 1% year-over-year decline in the number of cash transfers for the six months ended June 30, 2017, as discussed below under Key Metrics. The segment also generated greater tax refund processing revenues during the three months ended June 30, 2017, driven by a year-over-year increase in the number of tax refunds processed and higher average revenue per tax refund processed.
Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2017 were $202.4 million and $394.0 million, respectively, an increase of 26.0% and 17.9%, respectively, over the prior year comparable periods. These increases were principally a result of the acquisition of UniRush, higher sales and marketing expenses attributable to the year-over-year increase in organic operating revenues generated from products that are subject to revenue share payments to our distributors, and an increase in processing expenses as a result of higher transactional usage per active card within our organic portfolio, as processing fees are generally charged on a per transaction basis. Additionally, we incurred $4.7 million and $9.4 million of incremental processing expenses during the three and six months ended June 30, 2017 related to the processor conversion challenges in 2016 that resulted in incremental charges for processing services over and above what we would have expected to be paying on a normalized rate. We have now resolved this matter and, starting in Q3, we are no longer incurring any material incremental processing expense above and beyond our normalized rate. Based on ongoing discussions with one of our processors, we expect to recover some or all of the incremental processing expenses from the first half of 2017, although there can be no assurance that we will achieve that outcome.
During the three months ended June 30, 2017, we also accrued a $3.5 million expense in connection with the settlement of a lawsuit. Refer to Note 15—Commitments and Contingencies to the Consolidated Financial Statements included herein for additional information.
The increase to our total operating expenses for each of the three and six months ended June 30, 2017 were partially offset by a $2.0 million increase in favorable adjustments to the fair value of contingent consideration related to our previous acquisitions. We recorded $7.5 million in such adjustments during the three months ended June 30, 2017 compared to $5.5 million during the three months ended June 30, 2016. These reductions were based primarily on the lower likelihood of our tax refund processing business achieving the applicable annual earn-out performance targets.
Income tax expense for the three and six months ended June 30, 2017 was $1.7 million and $23.5 million, respectively, compared to $5.0 million and $24.1 million for the three and six months ended June 30, 2016, respectively. Income tax expense decreased during the three and six months ended June 30, 2017 as a result of a lower effective tax rate primarily due to the favorable impact of excess tax benefits as a result of our adoption of ASU 2016-09. The effective tax rate for three months ended June 30, 2017 was also favorably impacted by the release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 9.55 million and 9.35 million reload transactions in the three months ended June 30, 2017 and 2016, respectively, and 18.85 million and 19.06 million reload transactions in the six months ended June 30, 2017 and 2016, respectively. We review this metric as a measure of the size and scale of our retail cash reload network and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 2% during the three months ended June 30, 2017 over the prior year comparable period primarily due to growth in the usage of our cash transfer products by third-party programs (our network acceptance members), partially offset by an increase in direct deposit penetration in our active card portfolio as direct deposit customers, on average, perform fewer cash reloads and due to the decline of active cards by 1% in our organic portfolio. Our cash transfers declined by 1% during the six months ended June 30, 2017 over the prior year comparable period also as a result of the increase in direct deposit penetration and a decline of active cards in our organic portfolio.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through TPG. We processed 2.41 million and 2.18 million tax refund transactions in the three months ended June 30, 2017 and 2016, respectively, and 11.01 million and 10.36 million tax refund transactions in the six months ended June 30, 2017 and 2016, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and to analyze tax processing revenue. The increases in the number of tax refunds processed of 11% and 6% for the three and six months ended June 30, 2017, respectively, from the comparable prior year periods were primarily driven by an increase of refunds processed through online tax filing software platforms, partially offset by a decrease in the number of refunds processed by traditional tax preparation providers.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 5.15 million and 4.28 million active cards outstanding as of June 30, 2017 and 2016, respectively. We review this metric and the associated revenue per number of active cards as measures of the overall size and scale of our GPR card portfolio and to analyze trends in revenue from those active cards. The increase in the number of active cards of 20% was driven by our acquisition of UniRush on February 28, 2017, partially offset by a 1% year-over-year decline in the number of active cards in our organic portfolio. Over the past four quarters, the sequential trend in the year-over-year comparison of the number of active cards in our organic portfolio has improved and may indicate that our active card count is stabilizing after several periods of decline following the discontinuation of the original MoneyPak PIN product in the first quarter of 2015.

Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $7.7 billion and $5.4 billion for the three months ended June 30, 2017 and 2016, respectively, and $15.4 billion and $11.9 billion for the six months ended June 30, 2017 and 2016, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services. The increases in gross dollar volume of 43% and 29% during the three and six months ended June 30, 2017, respectively, from the comparable prior year period was principally driven by our acquisition of UniRush and higher average gross dollar volume per average active card during the periods.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $5.2 billion and $3.9 billion for the three months ended June 30, 2017 and 2016, respectively, and $10.7 billion and $8.6 billion for the six months ended June 30, 2017 and 2016, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increases in purchase volume of 35% and 25% during the three and six months ended June 30, 2017, respectively, from the comparable prior year period was driven by an increase in gross dollar volume, as described above, our acquisition of UniRush and higher purchase volume per number of active cards as a result of the increasing quality of customers within our active card base.
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
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues through the Green Dot Network, tax refund processing service revenues and disbursement program revenues though our SimplyPaid platform. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues when a customer of a third party tax preparation provider chooses to pay tax preparation fees through the use of our tax refund processing services. We earn disbursement program fees on a per transaction basis as disbursements are made.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processors that maintain the records of our customers' accounts and processes transaction authorizations and postings for us, and the third-party banks that may issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services. Bank fees generally vary based on the total number of tax refund transfers processed.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently adopted accounting pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2017.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods Ended June 30, 2017 and 2016
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Three Months Ended June 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$107,340	48.2%	$84,542	48.7%
Processing and settlement service revenues	51,675	23.2	41,887	24.1
Interchange revenues	63,533	28.6	47,059	27.2
Total operating revenues	$222,548	100.0%	$173,488	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $107.3 million for the three months ended June 30, 2017, an increase of $22.8 million, or 27%, from the comparable prior year period. We believe this increase in revenue reflects the increasing quality of customers within our active card base and improved unit economics on our suite of prepaid card products, which increased monthly maintenance fees and ATM fees earned within our Account Services segment, combined with our acquisition of UniRush during the three months ended March 31, 2017.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $51.7 million for the three months ended June 30, 2017, an increase of $9.8 million, or 23%, from the comparable prior year period. The increase was driven primarily by a higher volume and revenue earned per cash transfer, as well as a year-over-year increase in the volume of tax refunds processed and disbursement revenues associated with our program with Uber.
Interchange Revenues — Interchange revenues totaled $63.5 million for the three months ended June 30, 2017, a increase of $16.4 million, or 35%, from the comparable prior year period. The increase was primarily due to our UniRush acquisition and an increase in purchase volume during the three months ended June 30, 2017.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$70,144	31.5%	$63,077	36.4%
Compensation and benefits expenses	50,866	22.9	41,092	23.7
Processing expenses	44,754	20.1	26,544	15.3
Other general and administrative expenses	36,593	16.5	29,906	17.2
Total operating expenses	$202,357	91.0%	$160,619	92.6%
Sales and Marketing Expenses — Sales and marketing expenses totaled $70.1 million for the three months ended June 30, 2017, an increase of $7.0 million, or 11% from the comparable prior year period. This increase was primarily driven by a $7.1 million increase in sales commissions associated with higher organic revenues year-over-year generated from products that are subject to revenue-sharing agreements and an increase of $4.1 million in marketing expenses primarily driven by the acquisition of UniRush, partially offset by a decrease of $4.2 million in the costs associated with manufacturing and distributing our products as a result of the completion of our 2016 roll out of our new suite of Green Dot branded prepaid card products.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $50.9 million for the three months ended June 30, 2017, an increase of $9.8 million or 24% from the comparable prior year period. The increase was principally the result of $6.6 million in higher salaries and wages and third party contractor expenses driven entirely by our acquisition of UniRush and a $2.5 million increase in stock-based compensation.
Processing Expenses — Processing expenses totaled $44.8 million for the three months ended June 30, 2017, an increase of $18.3 million or 69% from the comparable prior year period. This increase was principally the result of our acquisition of UniRush, a higher volume of purchase and ATM transactions initiated by our cardholders and $4.7 million of incremental processing expenses during the three months ended June 30, 2017 associated with our need to continue to support customer accounts on our legacy third-party card processor.
Other General and Administrative Expenses — Other general and administrative expenses totaled $36.6 million for the three months ended June 30, 2017, a increase of $6.7 million or 22%, from the comparable prior year period, principally as a result of a $3.5 million expense in connection with the settlement of a lawsuit and increases of $2.4 million in amortization of acquired intangible assets driven by the acquisition of UniRush, $2.0 million of professional fees, $1.4 million in transaction losses correlated with the increase in purchase volume, and $0.8 million in impairment charges. These increases were partially offset by a year-over-year increase of $2.0 million in gains associated with the change in fair value of contingent consideration and a decrease of $1.8 million in depreciation and amortization of property and equipment.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(5.7)	4.1
General business credits	(5.4)	(2.6)
Employee stock-based compensation	(17.3)	0.7
Other	1.6	1.0
Effective tax rate	8.2%	38.2%
Our income tax expense decreased by $3.3 million to $1.7 million for the three months ended June 30, 2017 from the comparable prior year period due a decrease in our effective tax rate by 30 percentage points, partially offset by higher pretax income on a period-over period basis. Our effective tax rate decreased primarily due to the impact of our adoption of ASU 2016-09 and the release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax benefit or expense, respectively, in the income statement instead of additional paid-in capital on the consolidated balance sheets. Refer to Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein for additional information.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Six-Month Periods Ended June 30, 2017 and 2016
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Six Months Ended June 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$208,309	43.8%	$176,428	43.9%
Processing and settlement service revenues	142,350	29.9	122,903	30.6
Interchange revenues	124,890	26.3	102,181	25.5
Total operating revenues	$475,549	100.0%	$401,512	100.0%

Card Revenues and Other Fees — Card revenues and other fees totaled $208.3 million for the six months ended June 30, 2017, an increase of $31.9 million, or 18%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2017 and 2016—Operating Revenues—Card Revenues and Other Fees."
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $142.4 million for the six months ended June 30, 2017, an increase of $19.5 million, or 16%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2017 and 2016—Operating Revenues—Processing and Settlement Service Revenues."
Interchange Revenues — Interchange revenues totaled $124.9 million for the six months ended June 30, 2017, a increase of $22.7 million, or 22%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2017 and 2016—Operating Revenues—Interchange Revenues."
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$141,829	29.8%	$126,941	31.6%
Compensation and benefits expenses	92,084	19.4	84,179	21.0
Processing expenses	85,696	18.0	55,057	13.7
Other general and administrative expenses	74,373	15.6	67,980	16.9
Total operating expenses	$393,982	82.8%	$334,157	83.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $141.8 million for the six months ended June 30, 2017, an increase of $14.9 million, or 12% from the comparable period in 2016. This increase was principally the result of a $15.0 million increase in sales commissions associated with higher organic revenues year-over-year generated from products that are subject to revenue-sharing agreements and an increase of $5.0 million in marketing expenses primarily driven by the acquisition of UniRush, partially offset by a decrease of $5.1 million in the costs associated with manufacturing and distributing our products as a result of the completion of our 2016 roll out of our new suite of Green Dot branded prepaid card products.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $92.1 million for the six months ended June 30, 2017, an increase of $7.9 million or 9% from the comparable prior year period. The increase was principally the result of $5.8 million in higher salaries and wages driven by our acquisition of UniRush and a $3.3 million increase in stock-based compensation, partially offset by a $2.0 million decrease in third party contractor expenses as a result of cost reduction initiatives implemented as part of our six step plan for 2016.
Processing Expenses — Processing expenses totaled $85.7 million for the six months ended June 30, 2017, an increase of $30.6 million or 56% from the comparable period in 2016. This increase was principally the result of our acquisition of UniRush, a higher volume of purchase and ATM transactions initiated by our cardholders and $9.4 million of incremental processing expenses during the six months ended June 30, 2017 associated with our need to continue to support customer accounts on our legacy third-party card processor.
Other General and Administrative Expenses — Other general and administrative expenses totaled $74.4 million for the six months ended June 30, 2017, an increase of $6.4 million or 9%, from the comparable period in 2016. The increase was principally the result of a $3.5 million expense in connection with the settlement of a lawsuit and increases of $3.2 million in amortization of acquired intangible assets associated with the acquisition of UniRush, $3.3 million of professional expenses and $3.1 million in transaction losses correlated to the increase in purchase volume relative to the comparable prior year period. These increases were partially offset by a year-over-year increase of $2.0 million in gains associated with the change in fair value of contingent consideration and a decrease of $4.5 million in depreciation and amortization of property and equipment.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.4)	3.1
General business credits	(2.1)	(2.6)
Employee stock-based compensation	(5.1)	0.6
Other	0.8	1.0
Effective tax rate	28.2%	37.1%
Our income tax expense decreased by $0.6 million to $23.5 million for the six months ended June 30, 2017 from the comparable period in 2016 due to the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2017 and 2016—Income Tax Expense."
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Total cash provided by (used in)
Operating activities	$143,705	$91,679
Investing activities	(198,375)	(52,099)
Financing activities	(83,468)	(241,590)
Decrease in unrestricted cash and cash equivalents	$(138,138)	$(202,010)
For the six months ended June 30, 2017 and 2016, we financed our operations primarily through our cash flows from operations and certain financing activities. At June 30, 2017, our primary source of liquidity was unrestricted cash and cash equivalents totaling $594.5 million. We also consider our $203.7 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our senior credit facility will be sufficient to meet our working capital, capital expenditure, debt service requirements and contemplated share repurchase activities, as discussed below.
Cash Flows from Operating Activities
Our $143.7 million of net cash provided by operating activities in the six months ended June 30, 2017 was primarily the result of $60.0 million of net income, adjusted for certain non-cash operating items of $43.3 million and increases in net changes in our working capital assets and liabilities of $40.4 million, driven principally by the utilization of our prior year income tax receivable to offset current year payments and the collection of short term advances from ERO tax partners. Our $91.7 million of net cash provided by operating activities in the six months ended June 30, 2016 was primarily the result of $40.9 million of net income, adjusted for certain non-cash operating items of $42.2 million and increases in net changes in our working capital assets and liabilities of $8.6 million.
Cash Flows from Investing Activities
Our $198.4 million of net cash used in investing activities in the six months ended June 30, 2017 reflects payments related to our acquisition of UniRush of $141.5 million (net of cash acquired), the acquisition of property and equipment of $20.9 million and an increase of $37.3 million in our restricted cash balances associated with funds required to collateralize a prefunding obligation with a business partner, offset by proceeds from available-for-sale investment securities, net of purchases, sales and maturities, of $4.1 million. Our $52.1 million of net cash used in investing activities in the six months ended June 30, 2016 reflects payments for the acquisition of property and equipment of $24.0 million, as well as purchases of available-for-sale investment securities, net of sales and maturities, of $25.4 million.
Cash Flows from Financing Activities
Our $83.5 million of net cash used in financing activities during the six months ended June 30, 2017 was primarily the result of $50.0 million used for repurchases under our stock repurchase program, a decreases $33.1 million in customer deposits and $11.3 million in net repayments of our notes payable. In connection with our acquisition of UniRush, we borrowed $75 million under our Revolving Facility and issued additional subordinated notes payable of $20 million to the selling shareholders of UniRush. These amounts were repaid during the six months ended June 30, 2017. Additionally, during the six months ended June 30, 2017, we borrowed and repaid in full an aggregate of $260 million under our Revolving Facility in connection with managing our short term working capital needs.
Our $241.6 million of net cash used in financing activities during the six months ended June 30, 2016 was primarily the result of decreases of $94.1 million in customer deposits and $80.1 million in obligations to customers, $59.0 million used for our stock repurchase program and $11.3 million in repayments of a note payable.
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
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions. As discussed above in Note 3—Business Combination to the Consolidated Financial Statements included herein, on February 28, 2017, we completed our acquisition of all the membership interests of UniRush for $142.2 million plus a minimum $4 million annual earn-out payment for five years following the closing. The earn-out payments will be made each year, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year, although any potential increase is not expected to be material to the overall purchase price.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (4.05% as of June 30, 2017). The balance outstanding on the Term Facility was $90.1 million and $100.7 million at June 30, 2017 and December 31, 2016, respectively, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings outstanding on our Revolving Facility at June 30, 2017. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At June 30, 2017, we were in compliance with all such covenants.
Stock Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $150 million of our Class A common stock. We have completed our commitment to repurchase shares under this repurchase program authorization, subject to final settlement of our accelerated share repurchase entered into in March 2017, under which we made an up-front payment of $50 million, in exchange for an initial delivery of 1.3 million shares based on our then current market price of our Class A common stock. Final settlement is scheduled to occur during the third quarter of 2017 and will be based on the volume-weighted average price of our Class A common stock over the term of the agreement less an agreed upon discount.

In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We expect to seek regulatory approval for the proposed expansion of our stock repurchase programs during the second half of 2017.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of and for the six months ended June 30, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
As of June 30, 2017 and December 31, 2016, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2017 which management believes would have changed our category as "well capitalized."
The definitions associated with the amounts and ratios below are as follows:

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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	173,407	13.7%	4.0%	n/a
Common equity Tier 1 capital	173,407	42.5%	4.5%	n/a
Tier 1 capital	173,407	42.5%	6.0%	6.0%
Total risk-based capital	174,522	42.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	87,877	10.3%	4.0%	5.0%
Common equity Tier 1 capital	87,877	48.0%	4.5%	6.5%
Tier 1 capital	87,877	48.0%	6.0%	8.0%
Total risk-based capital	88,195	48.1%	8.0%	10.0%

	December 31, 2016
	Amount	Ratio	Regulatory Minimum (1)	"Well-capitalized" Minimum (1)
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	332,101	24.3%	4.0%	n/a
Common equity Tier 1 capital	332,101	61.0%	4.5%	n/a
Tier 1 capital	332,101	61.0%	6.0%	6.0%
Total risk-based capital	333,288	61.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	139,491	17.0%	4.0%	5.0%
Common equity Tier 1 capital	139,491	54.8%	4.5%	6.5%
Tier 1 capital	139,491	54.8%	6.0%	8.0%
Total risk-based capital	139,768	54.9%	8.0%	10.0%

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
As of June 30, 2017, we had $90.1 million in total debt outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of June 30, 2017, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and other products and services;

•	the timing and volume of tax refunds processed by us, including the impact of any general delays in tax refund disbursements from the U.S. and State Treasuries;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	changes in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant distributors and network acceptance members;

•
the timing of commencement of new product development and initiatives, the timing of costs of existing product roll-outs to new distributors and the length of time we must invest in those new products, channels or distributors before they generate material operating revenues;

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
A significant portion of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 40% and 38% for the three and six months ended June 30, 2017, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our operating revenues for a particular period are difficult to predict. Our total operating revenues may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as delays in implementing or realizing expected benefits from revenue growth initiatives, increased competition within the store locations of many of our largest retail distributors and reputational damage and unreimbursed losses associated with disruption in the performance of our products and services.
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
Any one of the above factors could have a material adverse impact on our business, operating results and financial condition.
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
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we or our subsidiary bank fail to comply with minimum capital and leverage requirements the Federal Reserve Board may limit our ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to provide additional capital to our subsidiary bank. In addition, as a bank holding company and a financial holding company, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and financial holding companies. This restriction might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities.

A substantial portion of Green Dot Bank’s deposit liabilities may be classified as brokered deposits, and the failure by Green Dot Bank to maintain its status as a "well-capitalized" institution could have a serious adverse effect on Green Dot Bank’s ability to conduct key portions of its current deposit-taking activity.
On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  This guidance was later supplemented on November 13, 2015, and June 30, 2016. Based on this guidance, a vast majority of Green Dot Bank’s deposits will be classified as brokered unless we are able to receive a ruling from the FDIC to the contrary. Under banking regulation, if Green Dot Bank ceases to be categorized as “well capitalized,” it could be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely affect the financial condition and operations of Green Dot Bank and the Company and could effectively restrict the ability of Green Dot Bank to operate its business lines as presently conducted.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2017, interchange revenues represented 28.6% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
In the event of a breakdown, a catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), a security breach or malicious attack, an improper operation or any other event impacting our systems or processes, or those of our vendors, or an improper action by our employees, agents or third-party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have taken, including the implementation of disaster recovery plans and redundant computer systems, may not be successful in mitigating these risks, and we may experience other problems unrelated to system failures. For example, in May 2016 some customers experienced disruptions in service in connection with our ongoing processor conversion despite significant investments in planning and testing on the part of us and our new third-party processor. We may also experience software defects, development delays and installation difficulties, any of which could harm our business and reputation and expose us to potential liability and increased operating expenses. Some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $598.7 million as of June 30, 2017. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
Traditionally, the majority of our business has been conducted through retail distributors that market and/or offer our products and services to consumers at their store locations. Under our evolving business model, we are increasingly conducting business through a variety of other distribution partners, such as 1099 distribution partners. Our retail distributors and other distribution partners remit these funds directly to the issuing bank funds collected from our customers or owed to our customers. The remittance of these funds by the retail distributor or other distribution partner takes on average two business days. If a retail distributor or other distribution partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the issuing bank, we are liable for any amounts owed to our customers. As of June 30, 2017, we had assets subject to settlement risk of $131.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors and other distribution partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in millions, except per-share amounts) during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—	—	—	$—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—
Total	—		—	$—
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
ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1 (1)	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation

10.1 (2)	Employment letter agreement, dated April 13, 2017, between the Registrant and Mark L. Shifke

10.2 (3)	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements)

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

(1)	Exhibit 3.1 is incorporated by reference to Exhibit 3.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on May 31, 2017.

(2)	Exhibit 10.1 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 17, 2017.

(3)	Exhibit 10.2 is incorporated by reference to Exhibit 10.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on May 31, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 8, 2017	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer

EXHIBIT INDEX
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1 (1)	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation

10.1 (2)	Employment letter agreement, dated April 13, 2017, between the Registrant and Mark L. Shifke

10.2 (3)	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements)

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

(1)	Exhibit 3.1 is incorporated by reference to Exhibit 3.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on May 31, 2017.

(2)	Exhibit 10.1 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 17, 2017.

(3)	Exhibit 10.2 is incorporated by reference to Exhibit 10.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on May 31, 2017.