Form 10-Q
period 2017-09-30
GREEN DOT CORP
filed 2017-11-08
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 50,820,326 shares of Class A common stock outstanding, par value $.001 per share as of October 31, 2017.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$708,265	$732,676
Restricted cash	62,374	12,085
Investment securities available-for-sale, at fair value	22,333	46,686
Settlement assets	163,866	137,083
Accounts receivable, net	21,456	40,150
Prepaid expenses and other assets	36,111	32,186
Income tax receivable	—	12,570
Total current assets	1,014,405	1,013,436
Investment securities available-for-sale, at fair value	156,513	161,740
Loans to bank customers, net of allowance for loan losses of $237 and $277 as of September 30, 2017 and December 31, 2016, respectively	19,791	6,059
Prepaid expenses and other assets	7,088	4,142
Property and equipment, net	91,623	82,621
Deferred expenses	10,668	16,647
Net deferred tax assets	4,651	4,648
Goodwill and intangible assets	590,561	451,051
Total assets	$1,895,300	$1,740,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,688	$22,856
Deposits	834,684	737,414
Obligations to customers	60,715	46,043
Settlement obligations	5,153	4,877
Amounts due to card issuing banks for overdrawn accounts	1,301	1,211
Other accrued liabilities	92,856	102,426
Deferred revenue	14,171	25,005
Note payable	20,906	20,966
Income tax payable	2,201	—
Total current liabilities	1,058,675	960,798
Other accrued liabilities	28,995	12,330
Note payable	63,931	79,720
Net deferred tax liabilities	3,683	3,763
Total liabilities	1,155,284	1,056,611
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2017 and December 31, 2016; 50,659 and 50,513 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	51	51
Additional paid-in capital	342,770	358,155
Retained earnings	397,582	325,708
Accumulated other comprehensive loss	(387)	(181)
Total stockholders’ equity	740,016	683,733
Total liabilities and stockholders’ equity	$1,895,300	$1,740,344
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$100,781	$79,056	$309,090	$255,484
Processing and settlement service revenues	36,681	29,898	179,031	152,801
Interchange revenues	64,151	45,540	189,041	147,721
Total operating revenues	201,613	154,494	677,162	556,006
Operating expenses:
Sales and marketing expenses	65,586	56,668	207,415	183,609
Compensation and benefits expenses	47,271	37,900	139,355	122,079
Processing expenses	34,027	25,703	119,723	80,760
Other general and administrative expenses	41,677	34,740	116,050	102,720
Total operating expenses	188,561	155,011	582,543	489,168
Operating income (loss)	13,052	(517)	94,619	66,838
Interest income	2,635	1,637	7,812	5,471
Interest expense	(1,397)	(1,430)	(4,595)	(7,619)
Income (loss) before income taxes	14,290	(310)	97,836	64,690
Income tax expense (benefit)	651	(2,347)	24,177	21,745
Net income	13,639	2,037	73,659	42,945
Income attributable to preferred stock	—	(35)	—	(1,102)
Net income available to common stockholders	$13,639	$2,002	$73,659	$41,843

Basic earnings per common share:	$0.27	$0.04	$1.46	$0.85
Diluted earnings per common share:	$0.26	$0.04	$1.40	$0.83
Basic weighted-average common shares issued and outstanding:	50,519	49,439	50,330	49,258
Diluted weighted-average common shares issued and outstanding:	52,923	50,709	52,788	50,510
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$13,639	$2,037	$73,659	$42,945
Other comprehensive (loss) income
Unrealized holding (losses) gains, net of tax	(199)	(56)	(206)	618
Comprehensive income	$13,440	$1,981	$73,453	$43,563
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Operating activities
Net income	$73,659	$42,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,282	30,794
Amortization of intangible assets	22,926	17,272
Provision for uncollectible overdrawn accounts	58,505	58,694
Employee stock-based compensation	27,384	20,941
Amortization of premium on available-for-sale investment securities	1,157	1,000
Change in fair value of contingent consideration	(7,500)	(5,500)
Amortization of deferred financing costs	1,191	1,151
Impairment of capitalized software	1,066	137
Deferred income tax expense (benefit)	—	(389)
Changes in operating assets and liabilities:
Accounts receivable, net	(35,866)	(43,267)
Prepaid expenses and other assets	(4,775)	(1,699)
Deferred expenses	9,025	8,299
Accounts payable and other accrued liabilities	(12,541)	(17,609)
Deferred revenue	(12,764)	(12,555)
Income tax receivable/payable	14,711	(569)
Other, net	1,888	2,389
Net cash provided by operating activities	163,348	102,034

Investing activities
Purchases of available-for-sale investment securities	(58,665)	(123,447)
Proceeds from maturities of available-for-sale securities	57,784	83,031
Proceeds from sales of available-for-sale securities	29,074	1,322
Increase in restricted cash	(50,284)	(34,344)
Payments for acquisition of property and equipment	(32,373)	(33,266)
Net (increase) decrease in loans	(13,732)	582
Acquisition, net of cash acquired	(141,498)	—
Net cash used in investing activities	(209,694)	(106,122)

Financing activities
Borrowings from notes payable	20,000	—
Repayments of borrowings from notes payable	(36,875)	(16,875)
Borrowings on revolving line of credit	335,000	25,000
Repayments on revolving line of credit	(335,000)	(25,000)
Proceeds from exercise of options	18,183	9,410
Taxes paid related to net share settlement of equity awards	(12,737)	(6,325)
Net increase (decrease) in deposits	97,270	(59,170)
Net decrease in obligations to customers	(11,835)	(35,981)
Contingent consideration payments	(1,907)	(2,555)
Repurchase of Class A common stock	(50,000)	(59,013)
Deferred financing costs	(164)	—
Net cash provided by (used in) financing activities	21,935	(170,509)

Net decrease in unrestricted cash and cash equivalents	(24,411)	(174,597)
Unrestricted cash and cash equivalents, beginning of year	732,676	772,129
Unrestricted cash and cash equivalents, end of year	$708,265	$597,532

Cash paid for interest	$3,404	$6,467
Cash paid for income taxes	$9,408	$22,626
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a technology-centric United States Bank Holding Company, regulated by the Board of Governors of the Federal Reserve System and the State of Utah Department of Financial Institutions. Our mission is to reinvent personal banking for the masses.
We deploy a “Product and Platform” business strategy whereby we use our subsidiary bank, Green Dot Bank, and our high-scale and robust product and technology capabilities to create, design, develop and distribute our branded financial products and services through a large omni-channel consumer distribution network. Additionally, we enable other qualified and leading consumer, retail, technology and financial services companies to utilize our integrated banking and technology platform, known as our “Banking as a Service,” or “BaaS Platform,” to enable those “platform partners” to create, design, develop and distribute their own innovative and bespoke banking and financial products to satisfy their own business strategies.
As the regulated entity and issuing bank for all products and services we issue, whether our own or those of a platform partner, we are directly accountable for all aspects of the program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, applicable federal and state law and our various internal governance policies and procedures related to all areas of risk and compliance, in addition to deploying enterprise-class risk management practices and procedures to ensure the program’s initial and ongoing safety and soundness.
Inclusive of our approximately 100,000 retail distribution locations, plus our direct, corporate, tax preparation (ERO), online, app store and platform partner channels, we believe that our omni-channel distribution network makes us one of the most widely distributed financial services and banking franchises in the United States.
Our products and services:
We offer consumers a broad collection of financial products and services managed through several diverse business lines which are then made available to consumers through a widely-available “branchless" distribution network in the United States. Most, but not all, of the products and services we internally create and distribute are marketed under the Green Dot brand name, which we believe is both a well-known and highly trusted brand name for millions of consumers. Our branchless network consists of:

•	distribution arrangements with approximately 100,000 mostly major chain retail locations, which we refer to as “retail distributors” and thousands of neighborhood Financial Service Center locations;

•	several differently branded, Green Dot-owned and operated direct-to-consumer online and direct mail customer acquisition platforms;

•	corporate distribution partnerships with businesses that provide payroll cards to their employees to receive wage disbursements;

•
more than 25,000 small and large tax preparation companies and individual tax preparers, known as electronic return originators, or “EROs”, who are able to offer our products and services to their customers through the use of various tax preparation industry software packages with which our products are integrated;

•	apps compatible with the iOS and Android operating systems downloaded through the corresponding app store; and

•	platform partners’ distribution channels that those partners use to acquire customers for their bespoke products and services that are powered by our BaaS Platform.
Our products and services include several deposit account programs, such as network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as "GPR cards," consumer checking accounts, small business checking accounts, network-branded gift cards (known as open-loop), secured credit cards and other financial services. We also offer several products and services that specialize in facilitating the movement cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point of sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to add funds to accounts we issue or accounts issued by affiliated United States chartered and regulated third party banks; and e-cash, a remittance product that allows a consumer to send or receive cash using a Green Dot generated bar code or claim

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization (continued)
number sent to the recipient’s smartphone that is then fulfilled at a Green Dot participating retailer. We refer to these services collectively as our cash transfer products.
Our BaaS Platform:
Through our BaaS Platform, we currently power the following types of products and services on behalf of several of America’s largest retail, consumer, technology and financial services companies:

•	Mobile banking;

•	Loan disbursement accounts;

•	Spend-based Mobile P2P services;

•	Money transfer services;

•	General purpose reloadable prepaid cards;

•	Network branded "open loop" gift cards;

•	Instant payment and wage disbursement through our Simply Paid platform;

•	Small business checking accounts and debit cards; and

•	Consumer checking accounts.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We consolidated our wholly-owned subsidiaries and eliminated all significant intercompany balances and transactions.
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional disclosures, including a summary of our significant accounting policies. There have been no changes to our significant accounting policies during the nine months ended September 30, 2017. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied retrospectively to each period presented. Early adoption is permitted, including adoption in an interim period. We currently plan to adopt ASU 2016-18 on January 1, 2018, the effect of which will result in a change in presentation on our statement of cash flows, but not on our consolidated financial results.

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
We have formed a cross-functional project team and are currently assessing the impact of the adoption of this principle on our consolidated financial statements. We have performed a review of the requirements under the new revenue standard and are monitoring the activity of the FASB for applicable updates. We are continuing with our assessments of our customer contracts, but have not yet quantified the effect, if any, the new guidance will have on our consolidated financial statements, the related disclosures or our internal controls over financial reporting. However, based on the nature of our most significant revenue streams, our preliminary view is that our current revenue policies and accounting practices under which the amounts and timing of revenue are recorded is overall consistent with the core principles of the new revenue standard and therefore management does not anticipate significant changes to our current policies. We anticipate adopting this ASU on January 1, 2018 using the modified retrospective approach, however, may opt for the full retrospective method depending on the final outcome of our evaluation.

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
Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax expense or benefit in the income statement instead of additional paid-in capital on the consolidated balance sheets. Since we did not have any previously unrecognized excess tax benefits, no cumulative-effect adjustment to retained earnings was required upon adoption pertaining to unrecognized excess tax benefits. Excess tax benefits are also now classified as operating activities in the consolidated statements of cash flows instead of in financing activities. The presentation of excess tax benefits on our consolidated statements of cash flows was adopted retrospectively, and accordingly, we reclassified $1.9 million of excess tax benefits under financing activities to operating activities for the nine months ended September 30, 2016 on our consolidated statements of cash flows to conform to the current year presentation. Additionally, upon adoption of ASU 2016-09, we elected to account for forfeitures on stock-based compensation as they occur, rather than estimate future expected forfeitures. As a result of this accounting change, we recognized a net cumulative effect adjustment to reduce retained earnings as of January 1, 2017 for approximately $1.8 million.
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
Goodwill of approximately $93.4 million represents the excess of the purchase price over the preliminary estimate of the fair value of the underlying identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill arises from the opportunity for synergies and economies of scale from the combined companies, and expanding our reach into the online direct-to-consumer and corporate payroll distribution channels. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.
Intangible assets consist primarily of customer relationships and trade name of approximately $58.5 million and $5.5 million, respectively. The customer relationships will be amortized over its estimated useful life of 5-10 years and the trade name will be amortized over a period of 15 years.
Our acquisition of UniRush was accounted for under the acquisition method of accounting, with the operating results of UniRush included in our consolidated statements of operations from March 1, 2017 to September 30, 2017. Transaction costs incurred in connection with the acquisition were not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net revenues	$201,613	$179,703	$696,447	$633,679
Net income (loss) attributable to common stock	$13,639	$(1,722)	$66,026	$47,412
Basic earnings (loss) per common share	$0.27	$(0.03)	$1.31	$0.96
Diluted earnings (loss) per common share	$0.26	$(0.03)	$1.25	$0.94
Basic weighted-average common shares issued and outstanding	50,519	49,439	50,330	49,258
Diluted weighted-average common shares issued and outstanding	52,923	50,709	52,788	50,510
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2017
Corporate bonds	$8,231	$1	$(4)	$8,228
Commercial paper	399	—	—	399
U.S. Treasury notes	17,014	—	(46)	16,968
Mortgage-backed securities	130,016	63	(895)	129,184
Municipal bonds	1,179	2	(4)	1,177
Asset-backed securities	22,956	1	(67)	22,890
Total investment securities	$179,795	$67	$(1,016)	$178,846

December 31, 2016
Corporate bonds	$21,533	$9	$(7)	$21,535
Commercial paper	12,427	4	(1)	12,430
U.S. Treasury notes	21,603	1	(41)	21,563
Agency securities	4,002	—	(1)	4,001
Mortgage-backed securities	117,990	242	(741)	117,491
Municipal bonds	1,460	1	(31)	1,430
Asset-backed securities	30,131	1	(156)	29,976
Total investment securities	$209,146	$258	$(978)	$208,426

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of September 30, 2017 and December 31, 2016, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2017
Corporate bonds	$6,503	$(4)	$—	$—	$6,503	$(4)
U.S. Treasury notes	9,020	(18)	7,949	(28)	16,969	(46)
Mortgage-backed securities	86,545	(628)	31,882	(267)	118,427	(895)
Municipal bonds	—	—	196	(4)	196	(4)
Asset-backed securities	17,373	(51)	4,811	(16)	22,184	(67)
Total investment securities	$119,441	$(701)	$44,838	$(315)	$164,279	$(1,016)

December 31, 2016
Corporate bonds	$8,739	$(7)	$1,999	$—	$10,738	$(7)
Commercial paper	2,672	(1)	—	—	2,672	(1)
U.S. Treasury notes	16,211	(41)	—	—	16,211	(41)
Agency securities	4,002	(1)	—	—	4,002	(1)
Mortgage-backed securities	23,300	(236)	61,383	(505)	84,683	(741)
Municipal bonds	—	—	937	(31)	937	(31)
Asset-backed securities	25,501	(156)	—	—	25,501	(156)
Total investment securities	$80,425	$(442)	$64,319	$(536)	$144,744	$(978)
We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2017 or 2016 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2017, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$22,374	$22,333
Due after one year through five years	3,877	3,870
Due after five years through ten years	57	58
Due after ten years	728	724
Mortgage and asset-backed securities	152,759	151,861
Total investment securities	$179,795	$178,846
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Overdrawn account balances due from cardholders	$18,668	$14,773
Reserve for uncollectible overdrawn accounts	(15,387)	(11,932)
Net overdrawn account balances due from cardholders	3,281	2,841

Trade receivables	5,656	1,941
Reserve for uncollectible trade receivables	(29)	(372)
Net trade receivables	5,627	1,569

Receivables due from card issuing banks	5,620	8,497
Fee advances	2,765	16,708
Other receivables	4,163	10,535
Accounts receivable, net	$21,456	$40,150
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$13,619	$14,506	$11,932	$7,999
Provision for uncollectible overdrawn accounts:
Fees	19,124	17,299	53,393	53,003
Purchase transactions	1,943	1,609	5,112	5,691
Charge-offs	(19,299)	(21,623)	(55,050)	(54,902)
Balance, end of period	$15,387	$11,791	$15,387	$11,791
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2017
Residential	$—	$—	$6	$6	$4,311	$4,317
Commercial	—	—	—	—	122	122
Installment	—	—	—	—	1,436	1,436
Secured credit card	—	—	—	—	14,153	14,153
Total loans	$—	$—	$6	$6	$20,022	$20,028

Percentage of outstanding	—%	—%	—%	—%	100.0%	100.0%

December 31, 2016
Residential	$—	$6	$—	$6	$3,718	$3,724
Commercial	—	—	—	—	366	366
Installment	—	—	2	2	1,742	1,744
Secured credit card	—	—	—	—	502	502
Total loans	$—	$6	$2	$8	$6,328	$6,336

Percentage of outstanding	—%	0.1%	—%	0.1%	99.9%	100.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Secured Credit Card Loans
On August 31, 2017, we completed an asset acquisition of a secured credit card portfolio for approximately $8.1 million. In exchange for the payment, we received approximately $8.2 million of secured credit card receivables, all collateralized by the cardholders' security deposits, which also acts as the cardholders' credit limits.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on the criteria for classification as nonperforming.

	September 30, 2017	December 31, 2016
	(In thousands)
Residential	$540	$368
Commercial	32	—
Total loans	$572	$368
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	September 30, 2017		December 31, 2016
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,762	$555	$3,036	$688
Commercial	90	32	366	—
Installment	1,291	145	1,432	312
Secured credit card	14,153	—	502	—
Total loans	$19,296	$732	$5,336	$1,000
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$555	$502	$388	$316
Commercial	32	32	—	—
Installment	73	25	220	98

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$319	$266	$277	$426
Provision (benefit) for loans	72	—	135	(151)
Loans charged off	(158)	(2)	(189)	(24)
Recoveries of loans previously charged off	4	8	14	21
Balance, end of period	$237	$272	$237	$272
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
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Restricted stock units granted	106	381	301	1,360
Weighted-average grant-date fair value	$47.19	$22.72	$36.86	$22.63
Performance Based Restricted Stock Units
During the three and nine months ended September 30, 2017, we also granted performance-based restricted stock units to certain employees that are subject to the attainment of minimum pre-established annual performance targets. The majority of these awards are tied to the achievement of an annual non-GAAP earnings per share target for the grant year. The actual number of shares subject to the award is determined at the end of the annual performance period and may range from zero to 150% percent of the target shares granted. These awards contain an additional service component after each annual performance period is concluded and the unvested balance of the shares determined at the end of the annual performance period will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the four-year vesting period based on the fair value of the closing market price of our Class A common stock on the date of the grant and the estimated performance that is expected to be achieved.
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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Performance based restricted stock units granted	1	175	616	412
Weighted-average grant-date fair value	$46.28	$22.81	$36.02	$24.46

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Employee Stock-Based Compensation (continued)
The total stock-based compensation expense recognized was $11.0 million and $7.9 million for the three months ended September 30, 2017 and 2016, respectively, and $27.4 million and $20.9 million for the nine months ended September 30, 2017 and 2016, respectively. Total stock-based compensation expense includes amounts related to awards of stock options, restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan. Effective January 1, 2017, as a result of the adoption of ASU 2016-09, we account for forfeitures on our stock-based compensation as they occur, rather than estimating expected forfeitures. As a result of this accounting change, we recognized a net cumulative effect adjustment to reduce retained earnings as of January 1, 2017 for approximately $1.8 million.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$668,080	$617,220
Other demand deposits	77,309	103,523
Total non-interest bearing deposit accounts	745,389	720,743
Interest-bearing deposit accounts
Checking accounts	73,203	1,209
Savings	9,758	8,832
Time deposits, denominations greater than or equal to $100	4,723	5,132
Time deposits, denominations less than $100	1,611	1,498
Total interest-bearing deposit accounts	89,295	16,671
Total deposits	$834,684	$737,414
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2017
(In thousands)
Due in 2017	$1,682
Due in 2018	2,137
Due in 2019	581
Due in 2020	845
Due in 2021	853
Thereafter	236
Total time deposits	$6,334
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
As of September 30, 2017 and December 31, 2016, our outstanding debt, net of deferred financing costs of $3.3 million and $4.3 million, respectively, consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Term facility	$84,837	$100,686
Revolving facility	—	—
Total notes payable	$84,837	$100,686

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable (continued)
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the nine months ended September 30, 2017 and 2016, we made scheduled quarterly principal payments totaling $16.9 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of September 30, 2017 was 3.99%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $1.0 million for each of the three months ended September 30, 2017 and 2016, and $3.3 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At September 30, 2017, we were in compliance with all such covenants.
Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2017 and 2016 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.5)	1.6
General business credits	(3.0)	(3.5)
Employee stock-based compensation	(8.2)	0.6
Other	1.4	(0.1)
Effective tax rate	24.7%	33.6%
The effective tax rate for the nine months ended September 30, 2017 and 2016 differs from the statutory federal income tax rate of 35% primarily due to state income taxes, net of federal tax benefit, general business credits and non-deductible employee stock-based compensation. The decrease in the effective tax rate for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is primarily due to excess tax benefits related to stock compensation recognized as an income tax benefit instead of additional paid-in capital in accordance with ASU 2016-09 and the release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions. See Note 2 — Summary of Significant Accounting Policies for additional information about our adoption of ASU 2016-09.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2017 and 2016, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (continued)
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2014 through 2016. We generally remain subject to examination of our various state income tax returns for a period of three to four years from the respective dates the returns were filed.
As of September 30, 2017, we have net operating loss carryforwards of approximately $41.2 million and $32.3 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. In addition, we have state business tax credits of approximately $7.7 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire 2026.
As of September 30, 2017 and December 31, 2016, we had a liability of $6.3 million and $7.3 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Beginning balance	$7,314	$7,371
Increases related to positions taken during prior years	404	135
Increases related to positions taken during the current year	1,119	888
Decreases related to positions settled with tax authorities	(1,189)	(1,106)
Decreases as a result of a lapse of applicable statute of limitations	(1,392)	(109)
Ending balance	$6,256	$7,179

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$6,256	$7,179
As of September 30, 2017 and 2016, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.3 million and $0.6 million, respectively.

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
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution from time to time under our stock repurchase program. The following table summarizes our ASR activity since inception of the repurchase program:

	Purchase Period End Date	Number of Shares (In thousands)		Average repurchase price per share	ASR Amount (In thousands)
March 2017 ASR	November 2017	1,326	(1)	(1)	$50,000
April 2016 ASR	October 2016	2,219		$22.54	$50,000
September 2015 ASR	January 2016	2,342		$17.08	$40,000

(1)
"Number of Shares" represents shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of our Class A common stock during that period. We expect the March 2017 ASR purchase period will end by November 2017.

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$13,639	$2,037	$73,659	$42,945
Income attributable to preferred stock	—	(35)	—	(1,102)
Net income allocated to Class A common stockholders	$13,639	$2,002	$73,659	$41,843
Weighted-average Class A shares issued and outstanding	50,519	49,439	50,330	49,258
Basic earnings per Class A common share	$0.27	$0.04	$1.46	$0.85

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$13,639	$2,002	$73,659	$41,843
Re-allocated earnings	—	1	—	27
Diluted net income allocated to Class A common stockholders	$13,639	$2,003	$73,659	$41,870
Weighted-average Class A shares issued and outstanding	50,519	49,439	50,330	49,258
Dilutive potential common shares:
Stock options	790	532	764	508
Restricted stock units	1,292	644	1,404	665
Performance based restricted stock units	306	82	282	72
Employee stock purchase plan	16	12	8	7
Diluted weighted-average Class A shares issued and outstanding	52,923	50,709	52,788	50,510
Diluted earnings per Class A common share	$0.26	$0.04	$1.40	$0.83
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Class A common stock
Options to purchase Class A common stock	56	71	9	142
Restricted stock units	—	—	—	8
Performance based restricted stock units	539	235	301	172
Conversion of convertible preferred stock	—	859	—	1,297
Total options, restricted stock units and convertible preferred stock	595	1,165	310	1,619
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)
As of September 30, 2017 and December 31, 2016, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2017	(In thousands)
Assets
Corporate bonds	$—	$8,228	$—	$8,228
Commercial paper	—	399	—	399
U.S. Treasury notes	—	16,968	—	16,968
Mortgage-backed securities	—	129,184	—	129,184
Municipal bonds	—	1,177	—	1,177
Asset-backed securities	—	22,890	—	22,890
Total assets	$—	$178,846	$—	$178,846

Liabilities
Contingent consideration	$—	$—	$20,727	$20,727

December 31, 2016
Assets
Corporate bonds	$—	$21,535	$—	$21,535
Commercial paper	—	12,430	—	12,430
U.S. Treasury notes	—	21,563	—	21,563
Agency securities	—	4,001	—	4,001
Mortgage-backed securities	—	117,491	—	117,491
Municipal bonds	—	1,430	—	1,430
Asset-backed securities	—	29,976	—	29,976
Total assets	$—	$208,426	$—	$208,426

Liabilities
Contingent consideration	$—	$—	$8,634	$8,634
We based the fair value of our fixed income securities held as of September 30, 2017 and December 31, 2016 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2017 or 2016.
The following table presents changes in our contingent consideration payable for the three and nine months ended September 30, 2017 and 2016, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance, beginning of period	$21,911	$8,022	$8,634	$13,889
Issuance	—	—	18,000	—
Payments of contingent consideration	(1,184)	(2,188)	(1,907)	(2,555)
Purchase accounting adjustment	—	—	3,500	—
Change in fair value of contingent consideration	—	—	(7,500)	(5,500)
Balance, end of period	$20,727	$5,834	$20,727	$5,834

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2017 and December 31, 2016 are presented in the table below.

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$19,791	$19,128	$6,059	$5,421

Financial Liabilities
Deposits	$834,684	$834,638	$737,414	$737,356
Note payable	$84,837	$84,837	$100,686	$100,686

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
During the three months ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor. As part of the conversion process, a small percentage of our active cardholders experienced limited disruptions in service. As a result of this limited disruption in service, two putative class action complaints were filed during the second quarter of 2016. Any settlement amount paid to resolve the consolidated class actions will be borne equally between us and the third-party card processor. We have recorded an estimated accrual of approximately $2.3 million, which represents our portion of the estimated total settlement amount, all of which our insurance carrier has agreed to reimburse us for. This amount is recorded in other accrued liabilities and accounts receivable on our consolidated balance sheet as of September 30, 2017.
During the six months ended June 30, 2017, we incurred approximately $9.4 million in incremental processing expenses related to the processor conversion challenges encountered in 2016. During the three months ended September 30, 2017, we received approximately $6.5 million as a partial recovery of these costs, which has been recorded as an offset to processing expenses on our consolidated statement of operations.
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
As of September 30, 2017 and December 31, 2016, we had $0.5 million outstanding in standby letters of credit issued by a financial institution related to our corporate facility lease. We have provided cash collateral for these outstanding letters of credit as of September 30, 2017 and December 31, 2016.
As of September 30, 2017 and December 31, 2016, we had restricted cash balances of $62.4 million and $12.1 million. The increase in restricted cash during the nine months ended September 30, 2017 was associated with funds required to collateralize a prefunding obligation with a business partner.

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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Walmart	41%	49%	39%	43%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	September 30, 2017	December 31, 2016
Walmart	36%	42%
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
The Account Services segment consists of revenues and expenses derived from our branded and private label deposit account programs. These programs include Green Dot-branded and affinity-branded GPR card accounts, private label GPR card accounts, checking accounts, payroll cards and open-loop gift cards. The Processing and Settlement Services segment consists principally of revenues and expenses derived from reload services through the Green Dot Network, money processing and our tax refund processing services. The Corporate and Other segment primarily consists of eliminations of intersegment revenues and expenses, unallocated corporate expenses, depreciation and amortization, and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$170,160	$39,088	$(7,635)	$201,613
Operating expenses	135,693	39,606	13,262	188,561
Operating income	$34,467	$(518)	$(20,897)	$13,052

	Three Months Ended September 30, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$128,196	$32,919	$(6,621)	$154,494
Operating expenses	105,165	32,151	17,695	155,011
Operating income	$23,031	$768	$(24,316)	$(517)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Segment Information (continued)

	Nine Months Ended September 30, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$512,967	$187,862	$(23,667)	$677,162
Operating expenses	403,906	123,287	55,350	582,543
Operating income	$109,061	$64,575	$(79,017)	$94,619

	Nine Months Ended September 30, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$408,445	$169,546	$(21,985)	$556,006
Operating expenses	339,276	104,193	45,699	489,168
Operating income	$69,169	$65,353	$(67,684)	$66,838

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
Overview
Green Dot Corporation is a technology-centric United States Bank Holding Company, regulated by the Board of Governors of the Federal Reserve System and the State of Utah Department of Financial Institutions. Our mission is to reinvent personal banking for the masses.
We deploy a “Product and Platform” business strategy whereby we use Green Dot Bank and our high-scale and robust product and technology capabilities to create, design, develop and distribute our branded financial products and services through a large omni-channel consumer distribution network. Additionally, we enable other qualified and leading consumer, retail, technology and financial services companies to utilize our integrated banking and technology platform, known as our “Banking as a Service,” or “BaaS Platform,” to enable those “platform partners” to create, design, develop and distribute their own innovative and bespoke banking and financial products to satisfy their own business strategies.
As the regulated entity and issuing bank for all products and services we issue, whether our own or those of a platform partner, we are directly accountable for all aspects of the program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, applicable state and federal law and our various internal governance policies and procedures related to all areas of risk and compliance, in addition to deploying enterprise-class risk management practices and procedures to ensure the program’s initial and ongoing safety and soundness.
Inclusive of our approximately 100,000 retail distribution locations, plus our direct, corporate, tax preparation (ERO), online, app store and platform partner channels, we believe that our omni-channel distribution network makes us one of the most widely distributed financial services and banking franchises in the United States.
Our products and services:
We offer consumers a broad collection of financial products and services managed through several diverse business lines which are then made available to consumers through a widely-available “branchless" distribution network in the United States. Most, but not all, of the products and services we internally create and distribute are marketed under the Green Dot brand name, which we believe is both a well-known and highly trusted brand name for millions of consumers. Our branchless network consists of:

•	distribution arrangements with approximately 100,000 mostly major chain retail locations, which we refer to as “retail distributors” and thousands of neighborhood Financial Service Center locations;

•	several differently branded, Green Dot-owned and operated direct-to-consumer online and direct mail customer acquisition platforms;

•	corporate distribution partnerships with businesses that provide payroll cards to their employees to receive wage disbursements;

•
more than 25,000 small and large tax preparation companies and individual tax preparers, known as electronic return originators, or “EROs”, who are able to offer our products and services to their customers through the use of various tax preparation industry software packages with which our products are integrated;

•	apps compatible with the iOS and Android operating systems downloaded through the corresponding app store; and

•	platform partners’ distribution channels that those partners use to acquire customers for their bespoke products and services that are powered by our BaaS Platform.
Our products and services include several deposit account programs, such as network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as "GPR cards," consumer checking accounts, small business checking account, network-branded gift cards (known as open-loop), secured credit cards and other financial services. We also offer several products and services that specialize in facilitating the movement cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point-of-sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to add funds to accounts we issue or accounts issued by affiliated United States chartered and regulated third party banks; and e-cash, a remittance product that allows a consumer to send or receive cash using a Green Dot generated bar code or claim number sent to the recipient’s smartphone that is then fulfilled at a Green Dot participating retailer. We refer to these services collectively as our cash transfer products.
Our BaaS Platform:
Through our BaaS Platform, we currently power the following types of products and services on behalf of several of America’s largest retail, consumer, technology and financial services companies:

•	Mobile banking;

•	Loan disbursement accounts;

•	Spend-based Mobile P2P services;

•	Money transfer services;

•	General purpose reloadable prepaid cards;

•	Network branded "open loop" gift cards;

•	Instant payment and wage disbursement through our Simply Paid platform;

•	Small business checking accounts and debit cards; and

•	Consumer checking accounts.
Our products and services and BaaS Platform are divided among our two reportable segments: 1) Account Services and 2) Processing and Settlement Services. Each segment is comprised of multiple “revenue divisions” that each focus on a distinct set of products or distribution channels, as follows:
Account Services
Consumer Accounts
We offer several deposit account programs that can be acquired through our network of approximately 100,000 retail distributors and thousands of neighborhood Financial Service Center locations. These products include:

•	Network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as GPR cards;

•
An innovative checking account product, such as our GoBank product, both as a consumer checking account and a small business checking account, that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices; and

•	Network-branded gift cards (known as open-loop) that are sold at participating retail stores.

Green Dot Direct
We also offer GPR cards, checking accounts and secured credit cards directly to consumers through several different online direct-to-consumer websites. Our direct-to-consumer websites include: greendot.com; walmartmoneycard.com; rushcard.com; accountnow.com; achievecard.com; gobank.com; and ReadyDebit.com. Additionally, we offer a secured credit card nationwide on a direct-to-consumer basis via both greendot.com/platinum and securedcardchoice.com. Designed to help people with poor or no prior credit history build a positive credit bureau report, the credit limit assigned to the card is backed by the customer's own security deposit held on deposit. Customers have the option of funding their security deposits with cash and making monthly payments through our distribution network of participating Green Dot Network retail locations.
PayCard and Corporate Disbursement
We offer payroll cards and other wage disbursement services to over 2,500 corporate customers, such as Einstein Bagels, Nordstrom and Rite Aid.
Green Dot Bank
We offer issuing, settlement and capital management services principally to support our products within our Account Service segment. Green Dot Bank, a wholly owned subsidiary, also facilitates payments and settlement services on behalf of our Processing and Settlement Services segment, inclusive of our tax processing division. Our banking services include:

•	Issuing services as the payment network member bank and settlement bank for our GPR card, gift card and checking account products;

•	Credit card issuing and capital lending services for our Green Dot Platinum Visa Secured Credit Card; and

•	Settlement bank for our reload and tax refund services within our Processing and Settlement Services segment.
Green Dot Bank also generates interest income through management of its capital.
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

•
Our E-Cash remittance service allows consumers to add funds to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its accounts to accept funds through our processing system. Consumers can also cash-out money sent to them by a business through the use of our E-Cash service when Green Dot sends a unique barcode to the customer’s smartphone device, which is then presented to a cashier at a participating retailer who then scans the barcode to authorize the cash-out.

•
Our Simply Paid Disbursement service that enables wages and any type of authorized funds disbursement to be sent to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its cards to accept funds through our processing system.

Tax Processing
We offer several services designed for participants in the tax industry. Those services include:

•
Tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds. When a customer of a third party tax preparation provider chooses to pay their tax preparation fees using our processing services, we deduct the tax preparation service fee and our processing service fee from the customer's refund, and remit the remaining net balance to the customer per their instructions;

•	Small business lending to independent tax preparation providers that seek small loans in order to help provide working capital in advance of generating income during the tax filing season;

•
GPR card offerings that are integrated into the tax preparation software that enables a tax preparation provider to offer its customers a Green Dot Bank-issued GPR card for the purpose of receiving tax refunds quicker and more securely than check disbursements; and

•
Fast Cash Advance, a consumer-friendly loan that enables tax refund recipients utilizing our tax processing services the opportunity to receive a portion of their expected tax refund amount in advance of receiving their actual tax refund.

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
We have either completed or are on track to complete each of the six steps by the end of 2017.
Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	%	2017	2016	Change	%
	(In thousands, except percentages)
Total operating revenues	$201,613	$154,494	$47,119	30.5%	$677,162	$556,006	$121,156	21.8%
Total operating expenses	188,561	155,011	33,550	21.6%	582,543	489,168	93,375	19.1%
Net income	13,639	2,037	11,602	569.6%	73,659	42,945	30,714	71.5%
Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2017 were $201.6 million and $677.2 million, respectively, an increase of 30.5% and 21.8%, respectively, over the prior year comparable period. This is result of double digit or near double digit organic revenue growth for each of the three and nine months ended September 30, 2017, respectively, and our acquisition of UniRush, which closed on February 28, 2017. Our organic growth was driven in part by the continued trend of an improving mix in our active card portfolio toward higher revenue generating customers as compared to the prior year, improved unit economics on our new suite of prepaid card products and a 5% year-over-year increase in the number of active cards in our organic portfolio. This marks the first quarter that our organic portfolio has achieved year-over-year growth since the first quarter of 2015, when we discontinued the original MoneyPak PIN product. These factors contributed to an improvement in the quality of our active card portfolio, as evidenced by greater customer engagement through increased gross dollar volume and purchase volume on a year-over-year basis. The combination of greater utilization rates and improved unit economics resulting from our new fee policies and features primarily on our new card products that were largely rolled out during the first six months of 2016 generated greater revenue per number of active cards for our Account Services segment.
Total operating revenues also increased as a result of improved unit economics in our Processing and Settlement Services segment. Our Processing and Settlement Services segment generated greater cash transfer revenues per number of cash transfers and slight year-over-year increases in the total number of cash transfers for each of the three and nine months ended September 30, 2017, as discussed below under Key Metrics. For the year, the segment also generated greater tax refund processing revenues during the nine months ended September 30, 2017, driven by a year-over-year increase in the number of tax refunds processed and higher average revenue per tax refund processed.
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2017 were $188.6 million and $582.5 million, respectively, an increase of 21.6% and 19.1%, respectively, over the prior year comparable periods. These increases were principally a result of the acquisition of UniRush, higher sales and marketing expenses attributable to the year-over-year increase in organic operating revenues generated from products that are subject to revenue share payments to our distributors, and an increase in processing expenses as a result of higher transactional usage per active card within our organic portfolio, as processing fees are generally charged on a per transaction basis.
During the six months ended June 30, 2017, we incurred approximately $9.4 million of processing expenses related to the processor conversion challenges encountered in 2016 that resulted in incremental processing charges in excess of our normalized rate. We have now resolved this matter and beginning in the third quarter of 2017, we no longer have incurred any material incremental processing expenses in excess of our normalized rate. During the three months ended September 30, 2017, we received approximately $6.5 million as a partial recovery of these costs, which has been recorded as an offset to processing expenses on our consolidated statement of operations.
Income tax expense for the three and nine months ended September 30, 2017 was $0.7 million and $24.2 million, respectively, compared to a $2.3 million income tax benefit and $21.7 million tax expense for the three and nine months ended September 30, 2016, respectively. Income tax expense increased during the three and nine months ended September 30, 2017 as a result of generating higher taxable income, offset by a lower effective tax rate primarily due to the favorable impact of excess tax benefits as a result of our adoption of ASU 2016-09. The effective tax rate for three months ended September 30, 2017 was also favorably impacted by the release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 9.80 million and 9.36 million reload transactions in the three months ended September 30, 2017 and 2016, respectively, and 28.65 million and 28.42 million reload transactions in the nine months ended September 30, 2017 and 2016, respectively. We review this metric as a measure of the size and scale of our retail cash reload network and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 5% during the three months ended September 30, 2017 over the prior year comparable period primarily due to growth in the usage of our cash transfer products by third-party programs (our network acceptance members). For the same reasons, our cash transfers increased by 1% during the nine months ended September 30, 2017 over the prior year comparable period. This increase was partially offset by a decrease in cash transfers to our organic portfolio due to the increase in direct deposit penetration in our active card portfolio as direct deposit customers, on average, perform fewer cash reloads.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period through TPG. We processed 0.10 million tax refund transactions in each of the three months ended September 30, 2017 and 2016, and 11.11 million and 10.46 million tax refund transactions in the nine months ended September 30, 2017 and 2016, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and to analyze tax processing revenue. The 6% increase in the number of tax refunds processed for the nine months ended September 30, 2017 from the comparable prior year period was primarily driven by an increase of refunds processed through online tax filing software platforms, partially offset by a decrease in the number of refunds processed by traditional tax preparation providers.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 5.23 million and 4.09 million active cards outstanding as of September 30, 2017 and 2016, respectively. We review this metric and the associated revenue per number of active cards as measures of the overall size and scale of our GPR card portfolio and to analyze trends in revenue from those active cards. The increase in the number of active cards of 28% was driven by our acquisition of UniRush, as well as a 5% year-over-year increase in the number of active cards in our organic portfolio. This marks the first time that our organic portfolio has achieved year-over-year growth since the first quarter of 2015, when we discontinued the original MoneyPak PIN product.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed by TPG. Our gross dollar volume was $7.9 billion and $5.3 billion for the three months ended September 30, 2017 and 2016, respectively, and $23.3 billion and $17.3 billion for the nine months ended September 30, 2017 and 2016, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services. The increases in gross dollar volume of 47% and 35% during the three and nine months ended September 30, 2017, respectively, from the comparable prior year period was principally driven by our acquisition of UniRush and higher average gross dollar volume per active card during the periods.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $5.2 billion and $3.8 billion for the three months ended September 30, 2017 and 2016, respectively, and $15.9 billion and $12.3 billion for the nine months ended September 30, 2017 and 2016, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increases in purchase volume of 38% and 29% during the three and nine months ended September 30, 2017, respectively, from the comparable prior year period was driven by an increase in gross dollar volume, as described above, our acquisition of UniRush and higher purchase volume per number of active cards as a result of the increasing quality of customers within our active card base.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processors that maintain the records of our customers' accounts and process transaction authorizations and postings for us, and the third-party banks that may issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services. Bank fees generally vary based on the total number of tax refund transfers processed.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently adopted accounting pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods Ended September 30, 2017 and 2016
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Three Months Ended September 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$100,781	50.0%	$79,056	51.2%
Processing and settlement service revenues	36,681	18.2	29,898	19.4
Interchange revenues	64,151	31.8	45,540	29.4
Total operating revenues	$201,613	100.0%	$154,494	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $100.8 million for the three months ended September 30, 2017, an increase of $21.7 million, or 27%, from the comparable prior year period. We believe this increase in revenue reflects the increasing quality of customers within our active card base and improved unit economics on our suite of prepaid card products, which increased monthly maintenance fees and ATM fees earned within our Account Services segment, combined with our acquisition of UniRush during the three months ended March 31, 2017.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $36.7 million for the three months ended September 30, 2017, an increase of $6.8 million, or 23%, from the comparable prior year period. The increase was driven primarily by a higher volume and revenue earned per cash transfer, as well as a year-over-year increase in disbursement revenues associated with our Uber program.
Interchange Revenues — Interchange revenues totaled $64.2 million for the three months ended September 30, 2017, an increase of $18.7 million, or 41%, from the comparable prior year period. The increase was primarily due to our UniRush acquisition and an increase in purchase volume during the three months ended September 30, 2017.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$65,586	32.5%	$56,668	36.7%
Compensation and benefits expenses	47,271	23.4	37,900	24.5
Processing expenses	34,027	16.9	25,703	16.6
Other general and administrative expenses	41,677	20.7	34,740	22.5
Total operating expenses	$188,561	93.5%	$155,011	100.3%
Sales and Marketing Expenses — Sales and marketing expenses totaled $65.6 million for the three months ended September 30, 2017, an increase of $8.9 million, or 16% from the comparable prior year period. This increase was primarily driven by a $5.0 million increase in sales commissions associated with higher organic revenues year-over-year generated from products that are subject to revenue-sharing agreements and an increase of $4.3 million in marketing expenses primarily driven by the acquisition of UniRush.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $47.3 million for the three months ended September 30, 2017, an increase of $9.4 million or 25% from the comparable prior year period. The increase was primarily the result of $5.6 million in higher salaries and wages and third party contractor expenses driven principally by our acquisition of UniRush and a $3.1 million increase in stock-based compensation.
Processing Expenses — Processing expenses totaled $34.0 million for the three months ended September 30, 2017, an increase of $8.3 million or 32% from the comparable prior year period. This increase was principally the result of our acquisition of UniRush and a higher volume of purchase and ATM transactions initiated by our cardholders, offset by a $6.5 million net repayment of incremental processing expenses incurred during the first half of 2017 associated with our need to continue to support customer accounts on our legacy third-party card processor.
Other General and Administrative Expenses — Other general and administrative expenses totaled $41.7 million for the three months ended September 30, 2017, an increase of $7.0 million or 20%, from the comparable prior year period, primarily due to increases of $2.5 million in transaction losses correlated with the increase in purchase volume, $2.4 million in amortization of acquired intangible assets driven by the acquisition of UniRush, $1.8 million of professional fees and $0.9 million of telecommunication expenses. These increases were partially offset by a year-over-year decrease of $1.0 million in depreciation and amortization of property and equipment.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended September 30,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.0)	331.0
General business credits	(7.8)	428.7
Employee stock-based compensation	(26.7)	(4.2)
Other	5.1	(33.4)
Effective tax rate	4.6%	757.1%
Our income tax expense amounted to $0.7 million for the three months ended September 30, 2017, representing a change of $3.0 million from the comparable prior year due to a higher pretax income on a period-over period basis, partially offset by a decrease in our effective tax rate by 752.5 percentage points. Our effective tax rate decreased primarily due to the impact of our adoption of ASU 2016-09 and the release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax benefit or expense, respectively, in the income statement instead of additional paid-in capital on the consolidated balance sheets. Refer to Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein for additional information.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Nine-Month Periods Ended September 30, 2017 and 2016
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Nine Months Ended September 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$309,090	45.6%	$255,484	45.9%
Processing and settlement service revenues	179,031	26.4	152,801	27.5
Interchange revenues	189,041	28.0	147,721	26.6
Total operating revenues	$677,162	100.0%	$556,006	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $309.1 million for the nine months ended September 30, 2017, an increase of $53.6 million, or 21%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2017 and 2016—Operating Revenues—Card Revenues and Other Fees."
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $179.0 million for the nine months ended September 30, 2017, an increase of $26.2 million, or 17%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2017 and 2016—Operating Revenues—Processing and Settlement Service Revenues," as well as a year-over-year increase in the volume of tax refunds processed.
Interchange Revenues — Interchange revenues totaled $189.0 million for the nine months ended September 30, 2017, an increase of $41.3 million, or 28%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2017 and 2016—Operating Revenues—Interchange Revenues."
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$207,415	30.6%	$183,609	33.0%
Compensation and benefits expenses	139,355	20.6	122,079	22.0
Processing expenses	119,723	17.7	80,760	14.5
Other general and administrative expenses	116,050	17.1	102,720	18.5
Total operating expenses	$582,543	86.0%	$489,168	88.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $207.4 million for the nine months ended September 30, 2017, an increase of $23.8 million, or 13% from the comparable period in 2016. This increase was principally the result of a $20.1 million increase in sales commissions associated with higher organic revenues year-over-year generated from products that are subject to revenue-sharing agreements and an increase of $9.2 million in marketing expenses primarily driven by the acquisition of UniRush, partially offset by a decrease of $5.5 million in cost of materials. In 2016, we rolled out our new suite of Green Dot branded prepaid and gift card products at our retailers resulting in incremental costs of manufacturing and distributing card packages. There were no such expenses in the current period.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $139.4 million for the nine months ended September 30, 2017, an increase of $17.3 million or 14% from the comparable prior year period. The increase was principally the result of $9.6 million in higher salaries and wages driven by our acquisition of UniRush and a $6.4 million increase in stock-based compensation expense.
Processing Expenses — Processing expenses totaled $119.7 million for the nine months ended September 30, 2017, an increase of $38.9 million or 48% from the comparable period in 2016. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2017 and 2016—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $116.1 million for the nine months ended September 30, 2017, an increase of $13.4 million or 13%, from the comparable period in 2016. The increase was principally the result of a $3.5 million expense in connection with the settlement of a lawsuit and increases of $5.7 million in amortization of acquired intangible assets associated with the acquisition of UniRush, $5.1 million of professional fees, $2.7 million in transaction losses correlated to the increase in purchase volume relative to the comparable prior year period and $1.2 million of telecommunication expenses. These increases were partially offset by a year-over-year increase of $2.0 million in gains associated with the change in fair value of contingent consideration and a decrease of $5.5 million in depreciation and amortization of property and equipment.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.5)	1.6
General business credits	(3.0)	(3.5)
Employee stock-based compensation	(8.2)	0.6
Other	1.4	(0.1)
Effective tax rate	24.7%	33.6%
Our income tax expense increased by $2.4 million to $24.2 million for the nine months ended September 30, 2017 from the comparable period in 2016 due to higher pretax income on a period-over period basis, partially offset by a decrease in our effective tax rate by 8.9 percentage points. Our effective tax rate decreased primarily due to the impact of the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2017 and 2016—Income Tax Expense."
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Total cash provided by (used in)
Operating activities	$163,348	$102,034
Investing activities	(209,694)	(106,122)
Financing activities	21,935	(170,509)
Decrease in unrestricted cash and cash equivalents	$(24,411)	$(174,597)
For the nine months ended September 30, 2017 and 2016, we financed our operations primarily through our cash flows from operations and certain financing activities. At September 30, 2017, our primary source of liquidity was unrestricted cash and cash equivalents totaling $708.3 million. We also consider our $178.8 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $163.3 million of net cash provided by operating activities during the nine months ended September 30, 2017 was primarily the result of $73.7 million of net income, adjusted for certain non-cash operating items of $71.5 million and increases in net changes in our working capital assets and liabilities of $18.2 million, driven principally by the utilization of our prior year income tax receivable to offset current year tax payments and the collection of short term advances from ERO tax partners, offset by timing of payments of our accounts payable and accrued liabilities. Our $102.0 million of net cash provided by operating activities in the nine months ended September 30, 2016 was primarily the result of $42.9 million of net income, adjusted for certain non-cash operating items of $65.4 million. These were offset by decreases in net changes in our working capital assets and liabilities of $6.3 million.

Cash Flows from Investing Activities
Our $209.7 million of net cash used in investing activities in the nine months ended September 30, 2017 reflects payments related to our acquisition of UniRush of $141.5 million (net of cash acquired), the acquisition of property and equipment of $32.4 million and an increase of $50.3 million in our restricted cash balances associated with funds required to collateralize a prefunding obligation with a business partner, offset by proceeds from available-for-sale investment securities, net of purchases, sales and maturities, of $28.2 million. Our $106.1 million of net cash used in investing activities in the nine months ended September 30, 2016 reflects payments for the acquisition of property and equipment of $33.3 million, purchases of available-for-sale investment securities, net of sales and maturities, of $39.1 million and an increase of $34.3 million in our restricted cash balances.
Cash Flows from Financing Activities
Our $21.9 million of net cash provided from financing activities during the nine months ended September 30, 2017 was primarily the result of an increase of $97.3 million in customer deposits, offset by $50.0 million used for repurchases under our stock repurchase program and $16.9 million in net repayments of our notes payable. In connection with our acquisition of UniRush, we borrowed $75 million under our Revolving Facility and issued additional subordinated notes payable of $20 million to the selling shareholders of UniRush. These amounts were fully repaid during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2017, we borrowed and repaid in full an aggregate of $335.0 million under our Revolving Facility in connection with managing our short term working capital needs.
Our $170.5 million of net cash used in financing activities during the nine months ended September 30, 2016 was primarily the result of decreases of $59.2 million in customer deposits and $36.0 million in obligations to customers, $59.0 million used for our stock repurchase program and $16.9 million in repayments of a note payable.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (3.99% as of September 30, 2017). The balance outstanding on the Term Facility was $84.8 million and $100.7 million at September 30, 2017 and December 31, 2016, respectively, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings outstanding on our Revolving Facility at September 30, 2017. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At September 30, 2017, we were in compliance with all such covenants.

Stock Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $150 million of our Class A common stock. We have completed our commitment to repurchase shares under this repurchase program authorization, subject to final settlement of our accelerated share repurchase entered into in March 2017, under which we made an up-front payment of $50 million, in exchange for an initial delivery of 1.3 million shares based on our then current market price of our Class A common stock. Final settlement is scheduled to occur during the fourth quarter of 2017 and will be based on the volume-weighted average price of our Class A common stock over the term of the agreement less an agreed upon discount.
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. In light of the number of new enterprise-level programs now planned to launch in late 2017 and early 2018 that may require additional capital to support our internal and regulatory capital and liquidity requirements, management and our Board of Directors do not intend to seek regulatory approval until such time we believe capital levels are ample to support a repurchase program, which we believe would be, at the earliest, in the latter part of 2018.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of and for the nine months ended September 30, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
As of September 30, 2017 and December 31, 2016, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2017 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	201,931	15.8%	4.0%	n/a
Common equity Tier 1 capital	201,931	44.6%	4.5%	n/a
Tier 1 capital	201,931	44.6%	6.0%	6.0%
Total risk-based capital	204,770	45.3%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	91,528	11.2%	4.0%	5.0%
Common equity Tier 1 capital	91,528	42.8%	4.5%	6.5%
Tier 1 capital	91,528	42.8%	6.0%	8.0%
Total risk-based capital	91,765	42.9%	8.0%	10.0%

	December 31, 2016
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	332,101	24.3%	4.0%	n/a
Common equity Tier 1 capital	332,101	61.0%	4.5%	n/a
Tier 1 capital	332,101	61.0%	6.0%	6.0%
Total risk-based capital	333,288	61.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	139,491	17.0%	4.0%	5.0%
Common equity Tier 1 capital	139,491	54.8%	4.5%	6.5%
Tier 1 capital	139,491	54.8%	6.0%	8.0%
Total risk-based capital	139,768	54.9%	8.0%	10.0%
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
As of September 30, 2017, we had $84.8 million in total debt outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of September 30, 2017, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	the timing and volume of purchases, use and reloads of our prepaid cards and other products and services;

•	the timing and volume of tax refunds processed by us, including the impact of any general delays in tax refund disbursements from the U.S. and State Treasuries;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	changes in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of distributors through which we sell our products and services;

•	lower than expected revenues or profit margins from new programs;

•	the timing of commencement, renegotiation or termination of relationships with significant distributors and network acceptance members;

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

•
risk of disintermediation from new products offered by competitors, new technologies that render our products and services less useful or relevant or new methods of doing things for which customers currently use our products and services;

•	changes in federal or state laws or regulations that could restrict or eliminate our ability to operate our business as currently conducted or as proposed to be conducted;

•	lack of required regulatory approval or receipt of regulatory sanctions that could restrict or eliminate our ability to operate our business as currently conducted or as proposed to be conducted;

•
data breaches or other compromises of our information security controls, which could result in regulatory sanctions, fines, loss of business contracts, loss of consumer confidence in our products or services or long-term reputational damage to our business, brands and operations;

•
failure of key vendors upon which we rely to provide uninterrupted service to our customers, thereby causing us to breach our service level obligations to our customers and business partners or fail to meet minimum regulatory service requirements;

•	risks and uncertainties involving acquisitions of companies that result in accounting charges related to the impairment of goodwill and other intangible assets;

•	failure to recruit or retain qualified executive and staff talent required to properly develop and execute our long term strategic requirements or the day-to-day operations of the company;

•	significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;

•	the amount and timing of costs related to the development or acquisition of businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•	disruptions in the performance of our products and services and the associated financial impact thereof;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses; and

•
changes in the political or regulatory environment affecting the banking or electronic payments industries generally or the industries for prepaid financial services and tax refund processing specifically.

The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
A significant portion of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 41% and 39% for the three and nine months ended September 30, 2017, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at its stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our results of operations and cash flows vary from quarter to quarter, and periodically decline, due to the seasonal nature of the use of our products and services. For example, in recent years, our results of operations for the first half of each year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. Additionally, our tax refund processing services business is highly seasonal as it generates the substantial majority of its revenues in the first quarter, and substantially all of its revenues in the first half of each calendar year. To the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our results of operations and cash flows from operating activities could fluctuate materially from period to period.
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

Some of these vendors compete with us in more than one of the categories described above, while others are primarily focused in a single category. In addition, competitors in one category have worked or are working with competitors in other categories to compete with us. We also face actual and potential competition from retail distributors or from other companies that have decided or may in the future decide to compete, or compete more aggressively, in the prepaid financial services industry. Similarly, some of our tax preparation partners have developed or may seek to develop their own products and services that compete with our tax refund processing services.
We also compete with businesses outside of the prepaid financial services industry, including traditional providers of financial services, such as banks that offer demand deposit accounts and card issuers that offer credit cards, private label retail cards and gift cards. In particular, our GoBank and secured card products are designed to compete directly with traditional service providers, such as banks and credit card companies, by providing products and services that they have traditionally provided. These and other competitors in the larger electronic payments industry are introducing innovative products and services that may compete with ours. We expect that this competition will continue as the prepaid financial services industry and the larger banking and electronic payments industry continue to evolve. We also expect to compete with businesses outside the traditional tax refund processing services industry in the future as new entrants seek to develop software solutions that may replace the need for our tax refund processing services.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2017, interchange revenues represented 31.8% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
The Green Dot, GoBank, MoneyPak, TPG, Simply Paid and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $590.6 million as of September 30, 2017. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
Traditionally, the majority of our business has been conducted through retail distributors that market and/or offer our products and services to consumers at their store locations. Under our evolving business model, we are increasingly conducting business through a variety of other distribution partners, such as 1099 distribution partners. Our retail distributors and other distribution partners remit these funds directly to the issuing bank funds collected from our customers or owed to our customers. The remittance of these funds by the retail distributor or other distribution partner takes on average two business days. If a retail distributor or other distribution partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to the issuing bank, we are liable for any amounts owed to our customers. As of September 30, 2017, we had assets subject to settlement risk of $163.9 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors and other distribution partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in millions, except per-share amounts) during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	—	—	—	$—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	—	—	—	—
Total	—		—	$—
In March 2017, we entered into an ASR to purchase $50 million of our Class A common stock. In exchange for an up-front payment of $50 million, we received an initial delivery of approximately 1.3 million shares. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of our common stock during that period less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the agreement. The ASR purchase period will end in November 2017.
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

Green Dot Corporation

Date:	November 7, 2017	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer