Form 10-K
period 2017-12-31
GREEN DOT CORP
filed 2018-02-27
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.5 billion (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 51,283,678 shares of Class A common stock, par value $0.001 per share as of January 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot Corporation is a pro-consumer bank holding company and financial technology innovator with a mission to reinvent personal banking for the masses. We employ a unique “products and platform” operating model whereby we use our banking and technology assets to design, build and distribute our branded financial services products directly to consumers through a large-scale omni-channel national distribution platform, while also allowing qualified third party partners to access those same banking and technology assets to design, build and distribute their own bespoke financial services directly to their consumers through their own distribution platforms. Through our six revenue divisions and our subsidiary bank, Green Dot Bank, we are a leading provider of prepaid cards, debit cards, checking accounts, secured credit cards, payroll debit cards, consumer cash processing services, wage disbursements and tax refund processing services. With approximately 100,000 major name U.S. retail stores selling our products, several leading direct-to-consumer websites, thousands of tax preparation offices, several apps available in the two leading app stores and distribution through several enterprise-scale “Banking as a Service,” or "BaaS," partnerships, we are one of the most broadly distributed banking franchises in the United States. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
As the regulated entity and issuing bank for substantially all products and services we provide, whether our own or on behalf of a BaaS platform partner, we are directly accountable for all aspects of each program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, applicable state and federal law and our various internal governance policies and procedures related to all areas of risk and compliance, in addition to deploying enterprise-class risk management practices and procedures to ensure each program’s initial and ongoing safety and soundness.
Acquisitions
In February 2017, we completed our acquisition of all the membership interests of UniRush, LLC to expand our online direct-to-consumer channel and our emergent corporate payroll card business. The fair value of the total consideration in connection with the acquisition was approximately $163.7 million, which included cash and contingent consideration in the form of an earn-out. Additional information regarding the acquisition is included in the information set forth in Note 3 - Business Acquisitions of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Our products and services
We offer consumers a broad collection of financial products and services managed through several diverse business lines which are then made available to consumers through a widely-available “branchless" distribution network in the United States. Many of the products and services we internally create and distribute are marketed under the Green Dot brand name, which we believe is both a well-known and highly trusted brand name for millions of consumers. Our branchless network consists of:

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

•
more than 25,000 small and large tax preparation companies and individual tax preparers, which are sometimes referred to as electronic return originators, or “EROs”, who are able to offer our products and services to their customers through the use of various tax preparation industry software packages with which our products are integrated;

•	apps compatible with the iOS and Android operating systems downloaded through the corresponding app store; and

•	platform partners’ distribution channels that those partners use to acquire customers for their bespoke products and services that are powered by our BaaS Platform.
Our products and services include several deposit account programs, such as network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, which we collectively refer to as "GPR cards,"

consumer checking accounts, small business checking accounts, network-branded gift cards (known as open-loop), secured credit cards and other financial services.
We also offer several products and services that specialize in facilitating the movement of cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point-of-sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to add funds to accounts we issue or accounts issued by other United States chartered and regulated third party banks; and e-cash remittance services, a service that allows a consumer to transfer funds to a smartphone for fulfillment at a Green Dot participating retailer. We refer to these services collectively as our cash transfer products. We also provide disbursement services through our Simply Paid platform that enables a payment solution for companies to pay their workforce and customers in the time and manner they desire and provide tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds.
Our BaaS Platform
Through our BaaS Platform, we currently power the following types of products and services on behalf of several of America’s largest retail, consumer, technology and financial services companies:

•	Mobile banking;

•	Loan disbursement accounts;

•	Spend-based Mobile P2P services, such as Apple Pay Cash;

•	Money transfer services;

•	GPR cards;

•	Network branded "open loop" gift cards;

•	Instant payment and wage disbursements;

•	Small business checking accounts and debit cards; and

•	Consumer checking accounts.
Our Segments and Distribution Channels
Our products and services and BaaS Platform are divided among our two reportable segments: Account Services and Processing and Settlement Services. Each segment is comprised of multiple “revenue divisions” that each focus on a distinct set of products or distribution channels, as follows:
Account Services
Consumer Accounts
We offer several deposit account programs that can be acquired through our omni-channel distribution platform. These products include:

•	Network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as GPR cards;

•
Innovative consumer and small business checking account products, such as our GoBank product, that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices; and

•	Network-branded gift cards (known as open-loop) that are sold at participating retail stores.
Green Dot Direct
We also offer GPR cards, checking accounts products and secured credit cards directly to consumers through several different online direct-to-consumer websites. Our direct-to-consumer websites include: greendot.com; walmartmoneycard.com; rushcard.com; accountnow.com; achievecard.com; gobank.com; and ReadyDebit.com.
Consumer Credit Card
We offer a secured credit card nationwide on a direct-to-consumer basis via both greendot.com/platinum and securedcardchoice.com. Our fairly-price secured credit cards are designed to help people establish or rehabilitate their national credit bureau score. The credit line offered to the customer is backed by the customer's own security deposit held on deposit at Green Dot Bank or other banks in accounts held under our control. As such, we have no risk of material loss resulting from the customer's non-payment of their obligation. As the customer successfully uses their credit card and repays their obligations in accordance with the card’s terms and conditions, that successful repayment history is reported to the national credit bureaus which, in turn, can help improve the customer’s overall credit score. Customers have the option of funding their security deposits with cash and making monthly payments at Green Dot Network retail locations.
PayCard and Corporate Disbursement
We offer payroll cards and other wage disbursement services to over 2,500 corporate customers, such as Einstein Bagels, Nordstrom and Rite Aid. Our solutions address both the W-2 and 1099 work force.
Green Dot Bank
Through our subsidiary bank, Green Dot Bank, we offer issuing, settlement and capital management services principally to support those applicable products across all six revenue divisions in both reporting segments. Our banking services include:

•	Issuing services as the payment network member bank and settlement bank for our GPR card, spend-based P2P programs, gift card and checking account products;

•	Credit card issuing and capital lending services for our Green Dot Platinum Visa Secured Credit Card; and

•	Settlement bank for our reload and tax refund services within our Processing and Settlement Services segment.
Green Dot Bank also generates interest income through management of its capital and the increasing deposits it receives in respect of our products and services as well as the products and services we enable for BaaS platform partners.
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
Processing and Settlement Services
Money Processing
We offer several products and services that all specialize in facilitating the movement of funds on behalf of consumers and businesses. These products and services include:

•
Our “Reload@TheRegister” swipe reload service allows consumers to add funds to accounts we issue or manage and accounts issued by any third party bank or program manager, which we refer to as network acceptance members, that has enabled its cards to accept funds through our processing system.

•
Our MoneyPak PIN product provides consumers the ability to add funds to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its cards to accept funds through our processing system.

•
Our e-cash remittance service enables consumers to add funds to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its accounts to accept funds through our processing system. Consumers can also cash-out money sent to them by a business through the use of our e-cash remittance service when Green Dot sends a unique barcode to the customer’s smartphone, which is then presented to a cashier at a participating retailer who then scans the barcode to fulfill the transfer.

•
Our Simply Paid Disbursement service that enables wages and any type of authorized funds disbursement to be sent to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its cards to accept funds through our processing system.

Tax Processing
We offer several services designed for participants in the tax industry. Those services include:

•
Tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds. When a customer of a third party tax preparation provider chooses to pay their tax preparation fees using our processing services, we deduct the tax preparation service fee and our processing service fee from the customer's refund, and remit the remaining balance to the customer's account;

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

Financial information regarding our segments and the products and services thereunder are included in the information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23 - Segment Information of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Our Relationship with Walmart
Walmart is our largest retail distributor. Green Dot Corporation has been the provider of Walmart-branded GPR cards sold at Walmart since the initiation of the Walmart MoneyCard program in 2007, and Green Dot Bank has been the issuer of those card accounts since early 2014. Pursuant to our agreement with Walmart, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart provides us with shelf space to display and offer the card accounts to consumers. As the issuing bank, Green Dot Bank holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. In addition to Walmart MoneyCards, we offer our Green Dot-branded cards and our GoBank checking account product at Walmart, providing consumers the choice to purchase either Green Dot-branded products or Walmart MoneyCard products. Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 40%, 45%, and 46% of our total operating revenues for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Competition
Our core businesses include the offering of prepaid cards of various types and for various purposes, checking accounts and debit cards and various types of financial technology and transaction processing services to a wide range of consumers through broad-based, national distribution platform. Consequently, we compete against companies across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries. In addition to the direct competitors described below, we compete for access to retail distribution channels, allocation of shelf space within those retail distributors, and for the attention of consumers at the retail level and online. Furthermore, many of our competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established in age with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, financial wherewithal, brand awareness, pricing power and technological assets to compete with us.
Prepaid Card Issuance and Program Management
We offer deposit account card programs that directly compete with other banks that issue prepaid cards and other program managers that provide turn-key services for prepaid card programs. Primary competitors in this business include traditional credit, debit and prepaid card account issuers and prepaid card program managers like Chase, USBank, American Express, First Data, NetSpend/TSYS, InComm, Western Union, MoneyGram, and Blackhawk Network Inc. In addition, from time to time, new entrants introduce prepaid card products or other products that seek to target similar customers that could increase competition in this market. We also provide program management and other capabilities to our platform partners utilizing our BaaS platform and may compete with others in the market who may now provide or may in the future provide a similar offering.

Money Processing
We offer our POS swipe reload proprietary products, which enable cash loading and transfer services through our Green Dot Network. We also offer wage and other disbursement services through our Simply Paid platform. A growing number of companies are attempting to establish and grow their own money processing networks. In this market, new companies, or alliances among existing companies, may be formed that rapidly achieve a significant market position. Many of these companies are substantially larger than we are and have greater resources, larger and more diversified customer bases and greater name recognition than we do. Our primary competitors in the reload network services market are: Visa, Western Union, MoneyGram, Blackhawk Network, Inc., and InComm. Visa has broad brand recognition and a large base of merchant acquiring and card issuing banks. Western Union, MoneyGram, Blackhawk Network, Inc., and InComm each have a national network of retail and/or agent locations. In addition, we compete for consumers and billers with financial institutions that provide their retail customers with billing, payment and funds transfer services. Many of these institutions are substantially larger and have greater resources, larger and more diversified customer bases and greater brand recognition than we do.
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
Consumer Banking Services
With our GoBank and 5% Cash-Back Visa Debit Card products, we have expanded into the market for consumer checking accounts. In this market we compete against a wide range of both traditional and non-traditional banks, including the largest banks. Many of these banks have greater resources, larger and more diversified customer bases and greater brand recognition than we do. Many of these banks also have other assets that could give them an advantage, including broader ranges of product offerings and/or retail branch networks. We believe that our consumer checking account products are differentiated by their innovative technological features, innovative distribution model, consumer-friendly pricing, and branding.
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
Our patent portfolio currently consists of 11 issued patents and 14 patent applications pending. The term of the patents we hold is, on average, twenty years. We feel our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
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
Capital Adequacy. Bank holding companies and banks are subject to various requirements relating to capital adequacy, including limitations on leverage. As a bank holding company that is a financial holding company, we are required to be “well-capitalized,” meaning we must maintain certain capital and leverage requirements. Our subsidiary bank is also subject to separate liquidity requirements that we have committed to with the Federal Reserve Board and Utah Department of Financial Institutions. As of December 31, 2017, we and our subsidiary bank are each “well-capitalized” under the above standards and presently exceed our respective capital and leverage commitments.
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
Acquisitions of Bank Holding Companies. Under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and the Change in Bank Control Act, and their respective implementing regulations, Federal Reserve Board approval is necessary prior to any person or company acquiring control of a bank or bank holding company, subject to certain exceptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities, and may be presumed to exist if a person acquires 10% or more of any class of voting securities. These restrictions could affect the willingness or ability of a third party to acquire control of us for so long as we are a bank holding company particularly if the third party was not also a bank holding company.

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
Employees
As of December 31, 2017, we had 1,152 employees, including 587 in general and administrative, 53 in sales and marketing, and 512 in research and product development. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.
Other Information
We were incorporated in Delaware in 1999 and became a bank holding company under the BHC Act and a member bank of the Federal Reserve System in December 2011.
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

•	our ability to effectively sell our products through online and direct mail marketing initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;

•	the amount and timing of costs related to the development or acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•	disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	accounting charges related to impairment of goodwill and other intangible assets;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses; and

•
changes in the political or regulatory environment affecting the banking or electronic payments industries generally or the industries for prepaid financial services and tax refund processing specifically.

The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 40% for the year ended December 31, 2017. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on May 1, 2020, unless renewed under its automatic renewal provision which provide for a two-year extension. Our contracts with our three other largest retail distributors have terms that expire at various dates through 2021. Our contracts with Walmart and our three other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Our operating revenues for a particular period are difficult to predict. Our total operating revenues may decline or grow at a slower rate than in prior periods. Our ability to meet financial expectations could be adversely affected by various factors, such as delays in implementing or realizing expected benefits from revenue growth activities and BaaS programs, increased competition within the store locations of many of our largest retail distributors and reputational damage and unreimbursed losses associated with disruption in the performance of our products and services.
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
Our results of operations and cash flows vary from quarter to quarter, and periodically decline, due to the seasonal nature of the use of our products and services. For example, in recent years, our results of operations for the first half of each year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. Our tax refund processing services business is also highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. Additionally, beginning in the first quarter of 2018, we expect our new business relationship with Intuit’s TurboTax software to be an incremental driver of active cards and revenue for our Account Services segment, particularly during tax season. To the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our results of operations and cash flows from operating activities could fluctuate materially from period to period.
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
A substantial portion of Green Dot Bank’s deposit liabilities are currently classified as brokered deposits, and the failure by Green Dot Bank to maintain its status as a "well-capitalized" institution could have a serious adverse effect on Green Dot Bank’s ability to conduct key portions of its current deposit-taking activity.
On January 5, 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  This guidance was later supplemented on November 13, 2015, and June 30, 2016. Based on this guidance, a vast majority of Green Dot Bank’s deposits are currently classified as brokered. If Green Dot Bank ceases to be categorized as “well capitalized” under banking regulations, it could be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely effect the financial condition and operations of Green Dot Bank and the Company and could effectively restrict the ability of Green Dot Bank to operate its business lines as presently conducted.
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
If additional regulatory requirements were imposed on the sale of our products and services and our bank, the requirements could lead to a loss of retail distributors, tax preparation partners or other business partners, which, in turn, could materially and adversely impact our operations. Moreover, if our products are adversely impacted by the interpretation or enforcement of these regulations or we or any of our retail distributors or tax preparation partners were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our products and services through that noncompliant retail distributor or tax preparation partner, which could have a material adverse effect on our business, financial position and results of operations.
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
We operate in a highly regulated environment, and failure by us, the banks that issue our cards or the businesses that participate in our reload network or other business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities.
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
We are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors, such as MasterCard PTS. The termination of the card association registrations held by us or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations may increase the fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, results of operations and financial condition.
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2017, interchange revenues represented 29.0% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions over the last several years we adjusted our revenue guidance when actual results varied from our assumptions. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material.
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
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success in our account programs, including our BaaS programs, as well as our processing and settlement services, depends upon the efficient and error-free handling of the money that is collected, remitted or deposited in connection with the provision of our products and services. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, our network acceptance members, other business partners and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
Our systems are susceptible to outages and interruptions due to fire, natural disaster, power loss, telecommunications failures, software or hardware defects, terrorist attacks and similar events. Furthermore, we currently ultilize third-party data center hosting facilities located in the United States and other countries. Interruptions in our service may result for a number of reasons. For example, the data center hosting facilities that we use could be closed without adequate notice or suffer unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add data centers and add capacity in our existing data centers, we could experience problems transferring customer accounts and data, impairing the delivery of our service. Any damage to, or failure of, our processes or systems generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service, causing customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures could reduce the attractiveness of our products and services, including our BaaS platform, and result in contract terminations, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could be damaging to our reputation and may adversely impact use of our products and services, including our BaaS platform, and adversely affect our ability to attract new customers and business partners. Some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur.
A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.
We and our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information in connection with the sale and use of our products and services. Our encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors and the merchants that accept our cards also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the third-party banks that issue our cards or at our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring and other added security measures, amongst others, which could have a significant adverse impact on our operating results.
Litigation or investigations could result in significant settlements, fines or penalties.
We are subject to regulatory oversight in the normal course of our business, and have been and from time to time may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 11 issued patents and 14 patent applications pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $582.4 million as of December 31, 2017. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2017, we had assets subject to settlement risk of $209.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.

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
Our ability to continue to provide our products and services to network participants, as well as to enhance our existing products and services and offer new products and services, is dependent on our information technology systems. If we are unable to manage and scale the technology associated with our business effectively, we could experience increased costs, reductions in system availability and losses of our network participants. Any failure of our systems in scalability and functionality would adversely impact our business, financial condition and results of operations.
Our future success depends on our ability to attract, integrate, retain and incentivize key personnel.
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We experience transitions among our executive officers from time to time. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Additionally, continued activist shareholder activities involving our company could make it more difficult to attract and retain qualified personnel. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our headquarters is located in Pasadena, California where we lease approximately 140,000 square feet. We own the real property where our subsidiary bank's only office is located in Provo, Utah. Through our wholly owned subsidiaries, we lease office facilities in Birmingham, Alabama; San Diego, California; San Ramon, California; New York, New York; Cincinnati, Ohio; Sandy, Utah; and Shanghai, China. We also lease additional technology development and sale and support offices in Tampa, Florida; Rogers, Arkansas; Westlake Village, California; and Manila, Philippines. We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
ITEM 3. Legal Proceedings
Information with respect to this item may be found under the caption "Litigation and Claims" in Note 19 — Commitments and Contingencies to the Consolidated Financial Statements included herein, which information is incorporated into this Item 3 by reference.
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

	Low	High
Year ended December 31, 2017
Fourth Quarter	$49.25	$65.88
Third Quarter	37.95	50.25
Second Quarter	32.04	40.20
First Quarter	23.40	33.64

Year ended December 31, 2016
Fourth Quarter	$21.45	$25.42
Third Quarter	22.44	24.41
Second Quarter	20.79	23.67
First Quarter	15.28	23.50
Holders of Record
As of January 31, 2018, we had 82 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There was no repurchase activity during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2017 to October 31, 2017	—	—	—	$—
November 1, 2017 to November 30, 2017	—	—	—	—
December 1, 2017 to December 31, 2017	—	—	—	—
Total	—		—	$—

(1)
In June 2015, our Board of Directors announced that it had authorized a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. After giving effect to our share repurchases completed to date, we have completed all share repurchases under this authorization and the share repurchase program under this authorization expired upon its completion in November 2017, when we elected to cash settle approximately $2.0 million worth of shares owed back to the counterparty under our March 2017 accelerated share repurchase agreement. See Note 11- Stockholder's Equity to the Consolidated Financial Statements.

(2)
In May 2017, our Board of Directors announced it had authorized, subject to regulatory approval, expansion of our then-existing stock repurchase program by an additional $150 million. In light of the number of new enterprise-level programs now planned to launch in early 2018 that may require additional capital to support our internal and regulatory capital and liquidity requirements, management and our Board of Directors do not intend to seek regulatory approval until such time we believe capital levels are ample to support a repurchase program, which we believe would be, at the earliest, in the latter part of 2018.

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Green Dot Corporation under the Securities Act or the Exchange Act.
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2012 and ending on the close of trading on the NYSE on December 31, 2017. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.
Total Return to Shareholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/12	2013	2014	2015	2016	2017
Green Dot Corporation	$100	$206	$168	$135	$193	$494
Russell 2000	$100	$139	$146	$139	$169	$194
S&P Smallcap 600	$100	$141	$149	$147	$185	$210
S&P Financials	$100	$136	$156	$154	$189	$231

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
We derived the statements of operations data for the years ended December 31, 2017, 2016, and 2015, respectively, and the balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included in Item 8 of this report. We derived the statements of operations data for the years ended December 31, 2014 and 2013, and balance sheet data as of December 31, 2015, 2014 and 2013, from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Operating revenues:
Card revenues and other fees	$414,775	$337,821	$318,083	$253,155	$227,227
Processing and settlement service revenues	217,454	184,342	182,614	179,289	183,359
Interchange revenues	257,922	196,611	196,523	178,040	171,757
Stock-based retailer incentive compensation(1)	—	—	(2,520)	(8,932)	(8,722)
Total operating revenues	890,151	718,774	694,700	601,552	573,621
Operating expenses:
Sales and marketing expenses	280,561	249,096	230,441	235,227	218,370
Compensation and benefits expenses(2)	194,654	159,456	168,226	123,083	127,287
Processing expenses	161,011	107,556	102,144	79,053	89,856
Other general and administrative expenses	155,601	139,350	134,560	105,200	88,976
Total operating expenses	791,827	655,458	635,371	542,563	524,489
Operating income	98,324	63,316	59,329	58,989	49,132
Interest income	11,243	7,367	4,737	4,064	3,440
Interest expense	(6,109)	(9,122)	(5,944)	(1,276)	(72)
Other income	—	—	—	7,129	—
Income before income taxes	103,458	61,561	58,122	68,906	52,500
Income tax expense	17,571	19,961	19,707	26,213	18,460
Net income	85,887	41,600	38,415	42,693	34,040
Income attributable to preferred stock	—	(802)	(1,102)	(4,842)	(5,360)
Net income allocated to common stockholders	$85,887	$40,798	$37,313	$37,851	$28,680
Basic earnings per common share:
Class A common stock	$1.70	$0.82	$0.73	$0.92	$0.78
Basic weighted-average common shares issued and outstanding:
Class A common stock	50,482	49,535	51,332	40,907	35,875
Diluted earnings per common share:
Class A common stock	$1.61	$0.80	$0.72	$0.90	$0.76
Diluted weighted-average common shares issued and outstanding:
Class A common stock	53,198	50,797	51,875	41,770	37,156
For the periods presented above, as applicable, we grouped the components of Class B common stock basic earnings per common share, or EPS, and diluted EPS with Class A common stock, as if they were one class, to conform to the current period presentation.

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(3)	$1,010,095	$744,761	$777,922	$728,805	$426,591
Investment securities, available-for-sale	153,509	208,426	181,539	120,431	198,744
Settlement assets(4)	209,399	137,083	69,165	148,694	37,004
Loans to bank customers	18,570	6,059	6,279	6,550	6,902
Total assets	2,197,531	1,740,344	1,691,448	1,614,288	875,474
Deposits	1,022,180	737,414	652,145	565,401	219,580
Obligations to customers(4)	95,354	46,043	61,300	98,052	65,449
Settlement obligations(4)	6,956	4,877	5,074	4,484	4,839
Long-term debt	58,705	79,720	100,686	121,651	—
Total liabilities	1,432,981	1,056,611	1,028,126	985,298	473,225
Total stockholders' equity	764,550	683,733	663,322	628,990	402,249
___________

(1)
Represents the recorded fair value of the shares for which our right to repurchase lapsed during the specified period pursuant to the terms of the agreement under which we issued 2,208,552 shares of our Class A common stock to Walmart. Our right to repurchase these shares fully lapsed in May 2015. See Note 12- Employee Stock-Based Compensation-- Stock-Based Retailer Incentive Compensation for more information.

(2)
Includes stock-based compensation expense of $40.7 million, $28.3 million, $27.0 million, $20.3 million, and $14.7 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)
Includes $90.9 million, $12.1 million, $5.8 million, $4.2 million, and $3.0 million of restricted cash as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively. Also includes $0.5 million and $0.1 million of federal funds sold as of December 31, 2014 and 2013, respectively. There were no federal funds sold as of December 31, 2017, 2016 and 2015.

(4)
Our retail distributors collect customer funds for purchases of new cards and reloads at the point of sale and then remit these funds directly to bank accounts established for the benefit of these customers by the banks that issue our cards. During the third quarter of 2012, our retail distributors began remitting these funds to our subsidiary bank as we transitioned our card issuing program with Synovus Bank to our subsidiary bank. During the first quarter of 2014, we transitioned our card issuing program with GE Capital Bank to our subsidiary bank. Our retail distributors’ remittance of these funds takes an average of two business days. Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been received by our subsidiary bank. Also included in this balance are payroll amounts funded in advance (up to two days early) to certain cardholders who are eligible to participate in our early direct deposit programs. Obligations to customers represent customer funds collected from or to be remitted by our retail distributors for which the underlying products have not been activated. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.

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
Overview
Green Dot Corporation is a pro-consumer bank holding company and financial technology innovator with a mission to reinvent personal banking for the masses. We employ a unique “products and platform” operating model whereby we use our banking and technology assets to design, build and distribute our branded financial services products directly to consumers through a large-scale omni-channel national distribution platform; while also allowing qualified third party partners to access those same banking and technology assets to design, build and distribute their own bespoke financial services directly to their consumers through their own distribution platforms. Through our six revenue divisions and our subsidiary bank, Green Dot Bank, we are a leading provider of prepaid cards, debit cards, checking accounts, secured credit cards, payroll debit cards, consumer cash processing services, wage disbursements and tax refund processing services. With approximately 100,000 major name U.S. retail stores selling our products, several leading direct-to-consumer websites, thousands of tax preparation offices, several apps available in the two leading app stores and distribution through several enterprise-scale “Banking as a Service,”or "BaaS," partnerships, we are one of the most broadly distributed banking franchises in the United States. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
As the regulated entity and issuing bank for substantially all products and services we provide, whether our own or on behalf of a BaaS platform partner, we are directly accountable for all aspects of each program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, applicable state and federal law and our various internal governance policies and procedures related to all areas of risk and compliance, in addition to deploying enterprise-class risk management practices and procedures to ensure each program’s initial and ongoing safety and soundness.
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

We successfully completed and exceeded our expectations for each of the six steps by the end of 2017.
Financial Results and Trends
Our results of operations for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016	Change	%
	(In thousands, except percentages)
Total operating revenues	890,151	718,774	171,377	23.8%
Total operating expenses	791,827	655,458	136,369	20.8%
Net income	85,887	41,600	44,287	106.5%
Total operating revenues
Total operating revenues for the year ended December 31, 2017 increased 23.8% over the prior year. This is a result of double digit organic revenue growth for the year ended December 31, 2017 and our acquisition of UniRush, which closed on February 28, 2017. In our Account Services segment, organic revenue growth was driven in part by the continued trend of an improving mix in our active card portfolio toward higher revenue generating customers as compared to the prior year, improved unit economics on our new suite of prepaid card products, a higher proportion of cards that are loaded by direct deposit, and a return to year-over-year growth in the number of active cards in our organic portfolio during the second half of 2017. These factors contributed to an improvement in the quality of our active card portfolio, as evidenced by greater customer engagement through increased gross dollar volume and purchase volume on a year-over-year basis. In our Processing and Settlement Services segment, organic revenues also increased due to a) increased transactions and higher revenue per transaction in our Tax Processing revenue division, b) increased transactions and higher revenue per transaction in our Money Processing revenue division and c) substantially increased transaction volume from our Simply Paid product line.
Total operating expenses
Total operating expenses for the year ended December 31, 2017 increased 20.8% over the prior year. This is principally a result of the acquisition of UniRush and higher sales and marketing expenses attributable to the year-over-year increase in organic operating revenues generated from products that are subject to revenue share payments to our distributors. Additionally, processing expenses increased as a result of higher transactional usage per active card within our organic portfolio, as processing fees are generally charged on a per transaction basis.
During the year ended December 31, 2017, we incurred approximately $9.4 million of processing expenses related to the processor conversion challenges encountered in 2016 that resulted in incremental processing charges in excess of our normalized rate. We resolved this matter during the first half of 2017 and did not incur material incremental processing expenses in excess of our normalized rate after June 30, 2017. During the year ended December 31, 2017, we received approximately $6.5 million as a partial recovery of these costs, which has been recorded as an offset to processing expenses on our consolidated statement of operations.
During the year ended December 31, 2017, we recorded a $7.5 million reduction to our contingent consideration liability associated with an earn-out provision contained in the definitive merger agreement for the acquisition of our tax refund processing business. We recorded the change in fair value as a component of other general and administrative expenses on our consolidated statements of operations. The third and final performance period under the earn-out provision ended on June 30, 2017. The reduction represents our firm belief that our tax refund processing business did not achieve its earn-out performance target for the fiscal period ending June 30, 2017, and therefore the total potential payout of $26 million has not been accrued on our balance sheet as of December 31, 2017. The parties to the acquisition are attempting to resolve the final earn-out calculation according to the process provided for in the definitive merger agreement, and will likely require a neutral third party to make a final determination. To the extent there is an unfavorable resolution for the earn-out payment, we may be required to make a final earn-out payment of up to $26 million.
Income taxes
Income tax expense for the year ended December 31, 2017 decreased $2.4 million from the prior year as a result of a lower effective tax rate. The decline in our rate was primarily due to excess tax benefits as a result of our adoption of ASU 2016-09 and one-time favorable adjustments to our deferred taxes assets and liabilities, including $6.3 million due to the remeasurement of our deferred tax assets and liabilities associated with the Tax Cuts and Jobs Act (the "Tax Act").

On December 22, 2017, the Tax Act was signed into law and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the US federal corporate tax rate from 35% to 21%, creates new taxes on certain foreign-sourced earnings and certain related-party payments, eliminates certain deductions and enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property. Although we have not completed our analysis of the tax effects of the Tax Act, we expect our annual effective tax rate will be lower in 2018 as a result of the Tax Act. Our annual effective rate for 2018 is difficult to predict due to a number of factors, including excess tax benefits related to stock-based compensation, which will vary from quarter to quarter depending on fluctuations in our stock price in each period.
Refer to Note 13 — Income Taxes to the Consolidated Financial Statements included herein for additional information about our adoption of ASU 2016-09 and the impact of the Tax Act.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Number of Active Cards — represents the total number of GPR cards and checking accounts in our portfolio that had a purchase, reload or ATM withdrawal transaction during the previous 90-day period. We had 5.26 million, 4.13 million, and 4.50 million active cards outstanding as of December 31, 2017, 2016, and 2015, respectively. We review this metric as a measure of the overall size and scale of our GPR card portfolio and an indicator of customer engagement and usage of our products and services. The increase in the number of active cards of 27% was driven by our acquisition of UniRush, as well as a 4% year-over-year increase in the number of active cards in our organic portfolio. The fourth quarter of 2017 marks the second consecutive quarter in which we have achieved year-over-year growth in organic active cards since the discontinuation of the original MoneyPak PIN product in the first quarter of 2015.
Gross Dollar Volume — represents the total dollar volume of funds processed and settled by our consolidated enterprise, excluding tax refunds processed. Our gross dollar volume was $31.8 billion, $23.0 billion, and $22.0 billion for the years ended December 31, 2017, 2016, and 2015, respectively. We review this metric as a measure of the size and scale of our processing infrastructure and as an indicator of customer engagement and usage of our products and services. The increase in gross dollar volume of 39% during the year ended December 31, 2017 from the comparable prior year period was principally driven by our acquisition of UniRush and higher average gross dollar volume per organic actives during the periods.
Purchase Volume — represents the total dollar volume of purchase transactions made by customers using our GPR, checking account and gift card products. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $21.6 billion, $16.3 billion, and $16.1 billion for the years ended December 31, 2017, 2016, and 2015, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increase in purchase volume of 32% during the year ended December 31, 2017, from the comparable prior year period was driven by an increase in gross dollar volume, as described above, our acquisition of UniRush and higher purchase volume per number of active cards as a result of the increasing quality of customers within our active card base.
Number of Cash Transfers — represents the total number of reload transactions that we conducted through our retail distributors in a specified period. We processed 38.60 million, 37.79 million, and 38.88 million reload transactions for the years ended December 31, 2017, 2016 and 2015, respectively. We review this metric as a measure of the size and scale of our retail cash reload network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 2% during the year ended December 31, 2017 over the prior year primarily due to year-over-year growth in our updated MoneyPak PIN product we began selling in Q2 2016 and our swipe reload service which was driven by the increase in active cards, partially offset by an increase in direct deposit penetration in our active card portfolio as direct deposit customers, on average, perform fewer cash reloads.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 11.17 million, 10.52 million and 10.68 million tax refund transactions for the years ended December 31, 2017, 2016 and 2015, respectively. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services.

Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following three categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR cards, checking accounts and certain cash transfer products, such as MoneyPak, pursuant to the terms and conditions in our customer agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees, if applicable, when a consumer purchases a GPR card, gift card, or a checking account product. Other revenues consist primarily of revenue associated with our gift card program, annual fees associated with our secured credit card portfolio, transaction-based fees and fees associated with optional products or services, which we offer to cardholders from time to time.
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active cards in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active card depends upon the mix of products in our portfolio at any given point in time and upon the extent to which fees are waived based on various incentives provided to customers in an effort to encourage higher usage and retention. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of products in our portfolio at any given point in time and the extent to which cardholders use ATMs within our free network that carry no fee for cash withdrawal transactions. Our aggregate new card fee revenues vary based upon the number of GPR cards and checking accounts activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new account fees based on the product and/or the location or source where our products are purchased. Our aggregate other fees vary primarily based upon account sales of all types, gift card sales, purchase transactions and the number of active accounts in our portfolio.
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues, tax refund processing service revenues and Simply Paid disbursement revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. We earn Simply Paid disbursement fees from our business partners as payment disbursements are made.
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
Operating Expenses
We classify our operating expenses into the following four categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the commissions we pay to our retail distributors, brokers and platform partners, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized GPR and GoBank cards to consumers who have activated their cards. We generally establish commission percentages in long-term distribution agreements with our retail distributors and platform partners. Aggregate commissions with our retail distributors are determined by the number of prepaid cards, checking account products and cash transfers sold at their respective retail stores. Commissions with our platform partners and, in certain cases, our retail distributors are determined by the revenue generated from the ongoing use of the associated card programs. We incur advertising and marketing expenses for television, sponsorships, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of GPR and GoBank accounts activated by consumers.

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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processors that maintains the records of our customers' accounts and processes transaction authorizations and postings for us and the third-party banks that issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services and gateway and network fees associated with our Simply Paid disbursement services. Bank fees generally vary based on the total number of tax refund transfers processed and gateway and network fees vary based on the numbers of disbursements made.
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
On occasion, we enter into incentive agreements with our retail distributors with the goal of increasing unit sales of our products to consumers. Additionally, we offer various cash-back programs to consumers on select debit and prepaid card programs with the goal of encouraging longer retention and high utilization of those products. We record these incentives, including the issuance of equity instruments, as a reduction of revenues and recognize them over the period the related revenues are recognized or as services are rendered, as applicable.
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
Intangible and other long lived-assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. We completed our annual goodwill impairment test as of September 30, 2017. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment. No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2017, 2016, and 2015.

Comparison of Consolidated Results for the Years Ended December 31, 2017 and 2016
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Year Ended December 31,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$414,775	46.6%	$337,821	47.0%
Processing and settlement service revenues	217,454	24.4	184,342	25.6
Interchange revenues	257,922	29.0	196,611	27.4
Total operating revenues	$890,151	100.0%	$718,774	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $414.8 million for the year ended December 31, 2017, an increase of $77.0 million, or 23%, from the comparable prior year period. We believe this increase in revenue reflects the increasing quality of customers within our active card base and improved unit economics on our suite of prepaid card products, which increased monthly maintenance fees and ATM fees earned within our Account Services segment, as well as our acquisition of UniRush on February 28, 2017.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $217.5 million for the year ended December 31, 2017, an increase of $33.2 million, or 18%, from the comparable prior year period. The increase was driven primarily by a higher volume and revenues earned per cash transfer and tax refund processed, as well as a year-over-year increase in disbursement revenues associated with our Simply Paid Uber program.
Interchange Revenues — Interchange revenues totaled $257.9 million for the year ended December 31, 2017, an increase of $61.3 million or 31%, from the comparable prior year period. The increase was primarily due to year-over-year growth in purchase volume, driven by our acquisition of UniRush and higher purchase volume per number of active cards as a result of the increasing quality of customers within our active card base.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2017		2016
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$280,561	31.5%	$249,096	34.7%
Compensation and benefits expenses	194,654	21.9	159,456	22.2
Processing expenses	161,011	18.1	107,556	15.0
Other general and administrative expenses	155,601	17.5	139,350	19.3
Total operating expenses	$791,827	89.0%	$655,458	91.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $280.6 million for the year ended December 31, 2017, an increase of $31.5 million, or 13% compared to the year ended December 31, 2016. This increase was the result of an increase of $26.1 million in sales commissions principally associated with higher organic revenues year-over-year generated from products that are subject to revenue-sharing agreements and an increase of $13.2 million in marketing expenses primarily driven by the acquisition of UniRush, partially offset by a decrease of $7.9 million in cost of materials. The decline in costs of materials relates to our 2016 roll out of our new suite of Green Dot branded prepaid and gift card products at our retailer distributors resulting in incremental costs of manufacturing and distributing card packages; there were no such roll out expenses in 2017.

Compensation and Benefits Expenses — Compensation and benefits expenses totaled $194.7 million for the year ended December 31, 2017, an increase of $35.2 million or 22%, compared to the year ended December 31, 2016. The increase was primarily the result of higher salaries and wages and third-party contractor expenses of $16.2 million and $3.7 million, respectively, driven by our acquisition of UniRush, and a $12.4 million increase in stock-based compensation expense.
Processing Expenses — Processing expenses totaled $161.0 million for the year ended December 31, 2017, an increase of $53.4 million, or 50%, compared to the year ended December 31, 2016. This increase was principally the result of our acquisition of UniRush, a higher volume of purchase and ATM transactions initiated by our cardholders and a higher volume of disbursement services, partially offset by a $6.5 million repayment of incremental processing expenses incurred during the first half of 2017 associated with our need to continue to support customer accounts on our legacy third-party card processor as discussed above.
Other General and Administrative Expenses — Other general and administrative expenses totaled $155.6 million for the year ended December 31, 2017, an increase of $16.2 million, or 12%, from the comparable prior year period, primarily due to increases of $8.3 million of professional fees, $8.1 million in amortization of acquired intangible assets driven by the acquisition of UniRush, $5.8 million in transaction losses correlated with the increase in purchase volume, a $3.5 million expense in connection with the settlement of a lawsuit, $2.3 million of telecommunication expenses and $1.2 million of impairment charges related to internal-use software. These increases were partially offset by a year-over-year increase of $7.2 million in gains associated with the change in fair value of contingent consideration, principally related to acquisition of our tax refund processing business, and a decrease of $6.0 million in depreciation and amortization of property and equipment.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(2.3)	0.4
General business credits	(2.8)	(3.4)
Employee stock-based compensation	(12.4)	0.3
Tax Cuts and Jobs Act remeasurement	(5.0)	—
Other	4.5	0.1
Effective tax rate	17.0%	32.4%
Our income tax expense decreased by $2.4 million to $17.6 million in the year ended December 31, 2017 from the prior year due to a decrease in our effective tax rate from 32.4% to 17.0%. This decrease is primarily due to the impact of our adoption of ASU 2016-09, the remeasurement of our deferred tax assets and liabilities associated with the Tax Act, and the release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax benefit or expense, respectively, in the income state instead of additional paid-in capital on the consolidated balance sheets. Refer to Note 13 — Income Taxes to the Consolidated Financial Statements included herein for additional information about our adoption of ASU 2016-09 and the impact of the Tax Act.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Results of Operations by Segment
Information with respect to the results of operations for each of our reportable segments may be found under Note 23 — Segment Information to the Consolidated Financial Statements included herein, which information is incorporated herein by reference.

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

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	0.4	0.4
General business credits	(3.4)	(0.9)
Employee stock-based compensation	0.3	0.8
Transaction costs	—	(2.1)
Other	0.1	0.7
Effective tax rate	32.4%	33.9%
Our income tax expense increased by $0.3 million to $20.0 million in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an increase in income before income taxes. The decrease in our effective tax rate for the year ended December 31, 2016 as compared to the year ended December 31, 2015 from 33.9% to 32.4% is primarily attributable to the reversal of previously accrued tax positions on uncertain tax positions that were no longer necessary due to the expiration of statute of limitations and settlement with certain taxing jurisdictions.
Results of Operations by Segment
Information with respect to the results of operations for each of our reportable segments may be found under Note 23 — Segment Information to the Consolidated Financial Statements included herein, which information is incorporated herein by reference.

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
As of December 31, 2017 and 2016, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2017 which management believes would have changed our category as "well capitalized."
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

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at December 31, 2017 and 2016, were as follows:

	December 31, 2017
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$236,885	15.6%	4.0%	n/a
Common equity Tier 1 capital	$236,885	45.3%	4.5%	n/a
Tier 1 capital	$236,885	45.3%	6.0%	6.0%
Total risk-based capital	$240,509	46.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$95,461	10.2%	4.0%	5.0%
Common equity Tier 1 capital	$95,461	37.5%	4.5%	6.5%
Tier 1 capital	$95,461	37.5%	6.0%	8.0%
Total risk-based capital	$95,752	37.6%	8.0%	10.0%

	December 31, 2016
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$332,101	24.3%	4.0%	n/a
Common equity Tier 1 capital	$332,101	61.0%	4.5%	n/a
Tier 1 capital	$332,101	61.0%	6.0%	6.0%
Total risk-based capital	$333,288	61.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$139,491	17.0%	4.0%	5.0%
Common equity Tier 1 capital	$139,491	54.8%	4.5%	6.5%
Tier 1 capital	$139,491	54.8%	6.0%	8.0%
Total risk-based capital	$139,768	54.9%	8.0%	10.0%
The year-over-year decline in the capital ratios of Green Dot Corporation was primarily driven by the acquisition of UniRush in February 2017 as goodwill and intangible assets acquired reduce common equity Tier 1 capital, Tier 1 capital and total capital. Additionally, our regulatory capital decreased as a result of our $50 million ASR completed in 2017.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Total cash provided by (used in)
Operating activities	$218,310	$114,515	$156,942
Investing activities	(223,930)	(78,291)	(175,718)
Financing activities	192,187	(75,677)	66,267
Increase (decrease) in unrestricted cash and cash equivalents	$186,567	$(39,453)	$47,491
During the years ended December 31, 2017, 2016 and 2015 we financed our operations primarily through our cash flows provided by operating activities. Additionally, during the years ended December 31, 2017, 2016 and 2015, we financed certain investing activities through our borrowings under our Senior Credit Facility. At December 31, 2017, our primary source of liquidity was unrestricted cash and cash equivalents totaling $919.2 million. We also consider our $153.5 million of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our senior credit facility will be sufficient to meet our working capital, capital expenditure, debt service requirements and any other capital needs for at least the next 12 months.
Cash Flows from Operating Activities
Our $218.3 million of net cash provided by operating activities in the year ended December 31, 2017 principally resulted from $85.9 million of net income, adjusted for certain non-cash operating expenses of $102.8 million and an increase in our net changes in working capital assets and liabilities of $29.6 million, driven principally by the timing of payments of our accounts payable and accrued liabilities. Our $114.5 million of net cash provided by operating activities in the year ended December 31, 2016 principally resulted from $41.6 million of net income, adjusted for certain non-cash operating expenses of $92.6 million, offset by a decrease in our net changes in our operating assets and liabilities of $19.7 million, driven primarily by a decrease in our accounts payable and accrued liabilities and an increase in tax payments made during the year. Our $156.9 million of net cash provided by operating activities in the year ended December 31, 2015 principally resulted from $38.4 million of net income, adjusted for certain non-cash operating expenses of $91.2 million, and an increase in our net changes in our operating assets and liabilities of $27.3 million, driven primarily by an increase in our accounts payable and accrued liabilities, and income taxes receivable.
Cash Flows from Investing Activities
Our $223.9 million of net cash used in investing activities in the year ended December 31, 2017 primarily reflects payment for our acquisition of UniRush, LLC of $141.5 million, net of cash acquired, and an increase of $78.8 million in our restricted cash balances associated with the timing of funds required at year end to collateralize a prefunding obligation with a business partner and payments for acquisition of property and equipment of $44.1 million, offset by proceeds from sales and maturities of available-for-sale investment securities, net of purchases, of $53.0 million. Our $78.3 million of net cash used in investing activities in the year ended December 31, 2016 primarily reflects payments for acquisition of property and equipment of $43.3 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $28.9 million. Our $175.7 million of net cash used in investing activities in the year ended December 31, 2015 reflects payments for business acquisitions of $65.2 million, net of cash acquired, payments for acquisition of property and equipment of $47.8 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $62.7 million.
Cash Flows from Financing Activities
Our $192.2 million of net cash provided by financing activities for the year ended December 31, 2017 was primarily the result of a $284.8 million net increase in deposits associated with our card programs and $24.2 million from stock option exercise and employee stock purchase plan proceeds, offset by $52.0 million used for our stock repurchase program, $22.5 million in repayments of our note payable, $18.1 million in taxes paid from net settled equity awards, and a $20.9 million decrease in obligations to our customers. Our $75.7 million of net cash used in financing activities in the year ended December 31, 2016 was primarily the result of an $83.4 million decrease in obligations to customers, $59.0 million used for our stock repurchase program, $22.5 million in repayments of our note payable, and $8.2 million in taxes paid from net settled equity awards, offset by increases of $85.3 million in deposits to customers associated with our GPR card program and $14.9 million from stock option exercise and employee stock purchase plan proceeds. Our $66.3 million of net cash provided by financing activities in the year ended December 31, 2015 was primarily the result of increases of $86.7 million of deposits to customers associated with our GPR card program and $45.4 million in obligations to customers, offset by $22.5 million in repayments of our note payable and $41.0 million used for our stock repurchase program.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During 2018, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect these capital expenditures will exceed the amount of our capital expenditures in 2017 as we reinvest a portion of the incremental cash flow we expect to generate as a result of the Tax Act and the expected lower effective tax rate.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions. As discussed above in Note 3—Business Acquisitions to the Consolidated Financial Statements included herein, on February 28, 2017, we completed our acquisition of all the membership interests of UniRush for $142.2 million plus a minimum $4 million annual earn-out payment for five years following the closing. The earn-out payments will be made each year, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year, although any potential increase is not expected to be material to the overall purchase price.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (4.32% as of December 31, 2017). The balance outstanding on the Term Facility was $79.6 million at December 31, 2017, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at December 31, 2017. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At December 31, 2017, we were in compliance with all such covenants.
Share Repurchase Program
In June 2015, we announced that our Board of Directors had authorized a stock repurchase program for the repurchase of up to $150 million of common stock. As of December 31, 2017, we have completed our commitment to repurchase shares under this repurchase program authorization.
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
During the year ended December 31, 2017, we entered into an ASR agreement with a financial institution for the remaining $50 million of our Class A common stock authorized for repurchase. Under this ASR agreement, we repurchased approximately 1.3 million shares at an average price of $38.64.

In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. In light of the number of new enterprise-level programs now planned to launch in early 2018 that may require additional capital to support our internal and regulatory capital and liquidity requirements, management and our Board of Directors do not intend to seek regulatory approval until such time we believe capital levels are ample to support a repurchase program, which we believe would be, at the earliest, in the latter part of 2018.
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2017. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$82,500	$22,500	$60,000	$—	$—
Operating lease obligations	32,233	7,483	13,413	11,337	—
Purchase obligations(1)	42,396	26,260	16,123	13	—
Total	$157,129	$56,243	$89,536	$11,350	$—
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See Note 19 – Commitments and Contingencies of the Notes to our Consolidated Financial Statements.
In addition to the above contractual obligations, our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing.
Off-Balance Sheet Arrangements
During the years ended December 31, 2017, 2016, and 2015 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Statistical Disclosure by Bank Holding Companies
As discussed in Part I, Item 1. Business, we became a bank holding company in December 2011. This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2017 and 2016 and average balance data for the period ended December 31, 2015:

	Year ended December 31,						Period ended December 31,
	2017			2016			2015
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$11,835	$1,420	12.0%	$6,806	$872	12.8%	$7,014
Taxable investment securities	153,276	2,464	1.6	152,941	2,135	1.4	108,122
Non-taxable investment securities	296	2	0.7	677	12	1.8	903
Federal reserve stock	3,512	212	6.0	3,953	238	6.0	3,855
Fee advances	689	291	42.2	—	—	—	—
Federal funds sold	—	—	—	—	—	—	468
Cash	590,203	6,522	1.1	585,701	3,160	0.5	676,400
Total interest-bearing assets	759,811	10,911	1.4%	750,078	6,417	0.9%	796,762
Non-interest bearing assets	147,530			127,809			66,828
Total assets	$907,341			$877,887			$863,590

Liabilities
Interest-bearing liabilities
Checking accounts	$21,645	$19	0.1%	$1,107	$1	0.1%	$1,025
Savings deposits	9,983	23	0.2	11,926	15	0.1	8,181
Time deposits, denominations greater than or equal to $100	4,946	37	0.7	6,217	52	0.8	5,576
Time deposits, denominations less than $100	1,489	9	0.6	1,834	13	0.7	1,874
Total interest-bearing liabilities	38,063	88	0.2%	21,084	81	0.4%	16,656
Non-interest bearing liabilities	760,922			696,747			696,176
Total liabilities	798,985			717,831			712,832
Total stockholders' equity	108,356			160,056			150,758
Total liabilities and stockholders' equity	$907,341			$877,887			$863,590

Net interest income/yield on earning assets		$10,823	1.2%		$6,336	0.5%
___________

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

The following table presents the rate/volume variance in interest income and expense for the year ended December 31, 2017:

	December 31, 2017
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Loans	$548	$(55)	$603
Taxable investment securities	329	324	5
Non-taxable investment securities	(10)	(8)	(2)
Federal reserve stock	(26)	—	(26)
Fee advances	291	—	291
Federal funds sold	—	—	—
Cash	3,362	3,312	50
	$4,494	$3,573	$921

Checking accounts	$18	$—	$18
Savings deposits	8	12	(4)
Time deposits, denominations greater than or equal to $100	(15)	(5)	(10)
Time deposits, denominations less than $100	(4)	(2)	(2)
	$7	$5	$2
___________

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2017, 2016 and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds	$1,000	$999	$15,952	$15,958	$30,186	$30,147
Agency mortgage-backed securities	121,036	120,034	117,990	117,490	100,206	99,781
Municipal bonds	742	739	1,460	1,430	854	865
Asset-backed securities	20,952	20,861	26,614	26,458	—	—
Total fixed-income securities	$143,730	$142,633	$162,016	$161,336	$131,246	$130,793
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2017:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(In thousands, except percentages)
Corporate bonds	$1,000	$—	$—	$—	$1,000
Agency mortgage-backed securities	—	—	28,627	92,409	121,036
Municipal bonds	14	—	—	728	742
Asset-backed securities	—	20,952	—	—	20,952
Total fixed-income securities	$1,014	$20,952	$28,627	$93,137	$143,730
Weighted-average yield	1.55%	1.85%	1.55%	1.76%	1.73%

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2017, 2016, and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$21,645	0.1%	$1,107	0.1%	$1,025	0.1%
Savings deposits	9,983	0.2	11,926	0.1	8,181	0.1
Time deposits, denominations greater than or equal to $100	4,946	0.7	6,217	0.8	5,576	0.9
Time deposits, denominations less than $100	1,489	0.6	1,834	0.7	1,874	1.0
Total interest-bearing deposit accounts	38,063	0.2%	21,084	0.4%	16,656	0.5%
Non-interest bearing deposit accounts	527,202		509,777		589,601
Total deposits	$565,265		$530,861		$606,257
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2017:

December 31, 2017
(In thousands)
Less than 3 months	$374
3 through 6 months	658
6 through 12 months	604
Greater than 12 months	3,116
$4,752
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the years ended December 31, 2017, 2016, and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Net return on assets	1.7%	1.3%	1.2%
Net return on equity	14.0	7.2	6.9
Equity to assets ratio	11.9	18.2	17.5
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
As of December 31, 2017, we had a $79.6 million term loan outstanding under our $225.0 million credit agreement. Refer to Note 10 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2017, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Credit and liquidity risk
We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from our Simply Paid distribution partners and retail distributors that collect funds and fees from our customers, and amounts due from our issuing banks for fees collected on our behalf.
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
Our exposure to credit risk associated with our retail distributors and Simply Paid distribution partners is mitigated due to the short time period, currently an average of two days that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor and Simply Paid distribution partner. We monitor each retail distributor’s and Simply Paid distribution partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring our retail distributor and Simply Paid distribution partner exposure and assigning credit limits and reports regularly to the audit committee of our board of directors.

ITEM 8. Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation

Opinion on Internal Control over Financial Reporting
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, Green Dot Corporation (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2017 consolidated financial statements of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Green Dot Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.

Los Angeles, California
February 27, 2018

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$919,243	$732,676
Restricted cash	90,852	12,085
Investment securities available-for-sale, at fair value	11,889	46,686
Settlement assets	209,399	137,083
Accounts receivable, net	35,277	40,150
Prepaid expenses and other assets	47,086	32,186
Income tax receivable	7,459	12,570
Total current assets	1,321,205	1,013,436
Investment securities available-for-sale, at fair value	141,620	161,740
Loans to bank customers, net of allowance for loan losses of $291 and $277 as of December 31, 2017 and 2016, respectively	18,570	6,059
Prepaid expenses and other assets	8,179	4,142
Property and equipment, net	97,282	82,621
Deferred expenses	21,791	16,647
Net deferred tax assets	6,507	4,648
Goodwill and intangible assets	582,377	451,051
Total assets	$2,197,531	$1,740,344
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,863	$22,856
Deposits	1,022,180	737,414
Obligations to customers	95,354	46,043
Settlement obligations	6,956	4,877
Amounts due to card issuing banks for overdrawn accounts	1,371	1,211
Other accrued liabilities	123,397	102,426
Deferred revenue	30,875	25,005
Note payable	20,906	20,966
Income tax payable	74	—
Total current liabilities	1,335,976	960,798
Other accrued liabilities	30,520	12,330
Note payable	58,705	79,720
Net deferred tax liabilities	7,780	3,763
Total liabilities	1,432,981	1,056,611
Commitments and contingencies (Note 19)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2017 and 2016; 51,136 and 50,513 shares issued and outstanding as of December 31, 2017 and 2016, respectively	51	51
Additional paid-in capital	354,789	358,155
Retained earnings	410,440	325,708
Accumulated other comprehensive loss	(730)	(181)
Total stockholders’ equity	764,550	683,733
Total liabilities and stockholders’ equity	$2,197,531	$1,740,344
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$414,775	$337,821	$318,083
Processing and settlement service revenues	217,454	184,342	182,614
Interchange revenues	257,922	196,611	196,523
Stock-based retailer incentive compensation	—	—	(2,520)
Total operating revenues	890,151	718,774	694,700
Operating expenses:
Sales and marketing expenses	280,561	249,096	230,441
Compensation and benefits expenses	194,654	159,456	168,226
Processing expenses	161,011	107,556	102,144
Other general and administrative expenses	155,601	139,350	134,560
Total operating expenses	791,827	655,458	635,371
Operating income	98,324	63,316	59,329
Interest income	11,243	7,367	4,737
Interest expense	(6,109)	(9,122)	(5,944)
Income before income taxes	103,458	61,561	58,122
Income tax expense	17,571	19,961	19,707
Net income	85,887	41,600	38,415
Income attributable to preferred stock	—	(802)	(1,102)
Net income available to common stockholders	$85,887	$40,798	$37,313

Basic earnings per common share:	$1.70	$0.82	$0.73
Diluted earnings per common share:	$1.61	$0.80	$0.72
Basic weighted-average common shares issued and outstanding:	50,482	49,535	51,332
Diluted weighted-average common shares issued and outstanding:	53,198	50,797	51,875
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$85,887	$41,600	$38,415
Other comprehensive (loss) income
Unrealized holding (losses) gains, net of tax	(549)	34	(163)
Comprehensive income	$85,338	$41,634	$38,252
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2014	2	$2	51,146	$51	$383,296	$245,693	$(52)	$628,990
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	798	1	(2,059)	—	—	(2,058)
Stock-based compensation	—	—	—	—	27,011	—	—	27,011
Stock-based retailer incentive compensation	—	—	—	—	2,520	—	—	2,520
Shares issued in business combination	—	—	514	1	10,258	—	—	10,259
Repurchases of Class A common stock	—	—	(1,956)	(2)	(41,650)	—	—	(41,652)
Net income	—	—	—	—	—	38,415	—	38,415
Other comprehensive loss	—	—	—	—	—	—	(163)	(163)
Balance at December 31, 2015	2	$2	50,502	$51	$379,376	$284,108	$(215)	$663,322
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	1,716	1	8,803	—	—	8,804
Stock-based compensation	—	—	—	—	28,321	—	—	28,321
Conversion of preferred stock	(2)	(2)	1,519	2	—	—	—	—
Repurchases of Class A common stock	—	—	(3,224)	(3)	(58,345)	—	—	(58,348)
Net income	—	—	—	—	—	41,600	—	41,600
Other comprehensive income	—	—	—	—	—	—	34	34
Balance at December 31, 2016	—	$—	50,513	$51	$358,155	$325,708	$(181)	$683,733
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	1,949	1	6,083	—	—	6,084
Stock-based compensation	—	—	—	—	40,734	—	—	40,734
Repurchases of Class A common stock	—	—	(1,326)	(1)	(51,968)	—	—	(51,969)
Net income	—	—	—	—	—	85,887	—	85,887
Other comprehensive loss	—	—	—	—	—	—	(549)	(549)
Cumulative effect of accounting change and tax reform	—	—	—	—	1,785	(1,155)	—	630
Balance at December 31, 2017	—	$—	51,136	$51	$354,789	$410,440	$(730)	$764,550
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities
Net income	$85,887	$41,600	$38,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	33,470	39,460	38,509
Amortization of intangible assets	31,110	23,021	23,205
Provision for uncollectible overdrawn accounts	77,145	74,841	63,294
Employee stock-based compensation	40,734	28,321	27,011
Stock-based retailer incentive compensation	—	—	2,520
Amortization of premium on available-for-sale investment securities	1,510	1,357	1,167
Change in fair value of contingent consideration	(9,672)	(2,500)	(8,200)
Amortization of deferred financing costs	1,589	1,534	1,535
Impairment of capitalized software	1,326	142	5,881
Deferred income tax expense (benefit)	2,780	1,270	(406)
Changes in operating assets and liabilities:
Accounts receivable, net	(68,368)	(74,851)	(54,450)
Prepaid expenses and other assets	(16,841)	1,131	(5,766)
Deferred expenses	(2,098)	(2,138)	2,817
Accounts payable and other accrued liabilities	27,982	(19,156)	13,179
Deferred revenue	4,689	2,004	(1,617)
Income tax receivable/payable	5,067	(3,662)	10,217
Other, net	2,000	2,141	(369)
Net cash provided by operating activities	218,310	114,515	156,942

Investing activities
Purchases of available-for-sale investment securities	(58,665)	(135,920)	(195,132)
Proceeds from maturities of available-for-sale securities	71,338	105,544	84,435
Proceeds from sales of available-for-sale securities	40,310	1,430	47,953
Increase in restricted cash	(78,762)	(6,292)	(199)
Payments for acquisition of property and equipment	(44,142)	(43,273)	(47,837)
Net (increase) decrease in loans	(12,511)	220	271
Acquisition, net of cash acquired	(141,498)	—	(65,209)
Net cash used in investing activities	(223,930)	(78,291)	(175,718)

Financing activities
Borrowings from notes payable	20,000	—	—
Repayments of borrowings from notes payable	(42,500)	(22,500)	(22,500)
Borrowings on revolving line of credit	335,000	145,000	30,001
Repayments on revolving line of credit	(335,000)	(145,000)	(30,001)
Proceeds from exercise of options	24,161	14,917	3,832
Taxes paid related to net share settlement of equity awards	(18,077)	(8,223)	(5,124)
Net increase in deposits	284,766	85,269	86,744
Net (decrease) increase in obligations to customers	(20,926)	(83,372)	45,372
Contingent consideration payments	(3,104)	(2,755)	(1,071)
Repurchase of Class A common stock	(51,969)	(59,013)	(40,986)
Deferred financing costs	(164)	—	—
Net cash provided by (used in) financing activities	192,187	(75,677)	66,267

Net increase (decrease) in unrestricted cash and cash equivalents	186,567	(39,453)	47,491
Unrestricted cash and cash equivalents, beginning of year	732,676	772,129	724,638
Unrestricted cash and cash equivalents, end of year	$919,243	$732,676	$772,129

Cash paid for interest	$4,520	$7,586	$4,410
Cash paid for income taxes	$9,603	$22,316	$9,892
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a pro-consumer bank holding company and financial technology innovator with a mission to reinvent personal banking for the masses. We employ a unique “products and platform” operating model whereby we use our banking and technology assets to design, build and distribute our branded financial services products directly to consumers through a large-scale omni-channel national distribution platform, while also allowing qualified third party partners to access those same banking and technology assets to design, build and distribute their own bespoke financial services directly to their consumers through their own distribution platforms. Through our six revenue divisions and our subsidiary bank, Green Dot Bank, we are a leading provider of prepaid cards, debit cards, checking accounts, secured credit cards, payroll debit cards, consumer cash processing services, wage disbursements and tax refund processing services. With approximately 100,000 major name U.S. retail stores selling our products, several leading direct-to-consumer websites, thousands of tax preparation offices, several apps available in the two leading app stores and distribution through several enterprise-scale “Banking as a Service,” or "BaaS," partnerships, we are one of the most broadly distributed banking franchises in the United States. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
As the regulated entity and issuing bank for substantially all products and services we provide, whether our own or on behalf of a BaaS platform partner, we are directly accountable for all aspects of each program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, applicable state and federal law and our various internal governance policies and procedures related to all areas of risk and compliance, in addition to deploying enterprise-class risk management practices and procedures to ensure each program’s initial and ongoing safety and soundness.
Our products and services:
We offer consumers a broad collection of financial products and services managed through several diverse business lines which are then made available to consumers through a widely-available “branchless" distribution network in the United States. Many of the products and services we internally create and distribute are marketed under the Green Dot brand name, which we believe is both a well-known and highly trusted brand name for millions of consumers. Our branchless network consists of:

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

•
more than 25,000 small and large tax preparation companies and individual tax preparers, which are sometimes referred to as electronic return originators, or “EROs”, who are able to offer our products and services to their customers through the use of various tax preparation industry software packages with which our products are integrated;

•	apps compatible with the iOS and Android operating systems downloaded through the corresponding app store; and

•	platform partners’ distribution channels that those partners use to acquire customers for their bespoke products and services that are powered by our BaaS Platform.
Our products and services include several deposit account programs, such as network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, which we collectively refer to as "GPR cards," consumer checking accounts, small business checking accounts, network-branded gift cards (known as open-loop), secured credit cards and other financial services.
We also offer several products and services that specialize in facilitating the movement cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point of sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to add funds to accounts we issue or accounts issued by affiliated United States chartered and regulated third party banks; and e-cash remittance services, a service that allows a consumer

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization (continued)
to transfer money to a smartphone for fulfillment at a Green Dot participating retailer. We refer to these services collectively as our cash transfer products. We also provide disbursement services through our Simply Paid platform that enables a payment solution for companies to pay their workforce and customers in the time and manner they desire and provide tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds.
Our BaaS Platform:
Through our BaaS Platform, we currently power the following types of products and services on behalf of several of America’s largest retail, consumer, technology and financial services companies:

•	Mobile banking;

•	Loan disbursement accounts;

•	Spend-based Mobile P2P services,

•	Money transfer services;

•	GPR cards;

•	Network branded "open loop" gift cards;

•	Instant payment and wage disbursements;

•	Small business checking accounts and debit cards; and

•	Consumer checking accounts.
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
We regularly evaluate each fixed income security where the value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. In determining whether an impairment is other-than-temporary, we consider the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether we either plan to sell the security or it is more likely-than-not that we will be required to sell the security before recovery of its amortized cost. If the impairment of the investment security is credit-related, an other-than-temporary impairment is recorded in earnings. We recognize non-credit-related impairment in accumulated other comprehensive income. If we intend to sell an investment security

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
or believe we will more-likely-than-not be required to sell a security, we record the full amount of the impairment as an other-than-temporary impairment.
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
Settlement assets represent the amounts due from our retail distributors for customer funds collected at the point of sale that have not yet been received by our subsidiary bank. Also included in this balance are payroll amounts funded in advance (up to two days early) to certain cardholders who are eligible to participate in our early direct deposit programs. Obligations to customers represent customer funds collected from (or to be remitted by) our retail distributors for which the underlying products have not been activated. Once the underlying products have been activated, the customer funds are reclassified as deposits in a bank account established for the benefit of the customer. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.
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
Restricted Cash
At December 31, 2017 and 2016, restricted cash amounted to $90.9 million and $12.1 million, respectively. Restricted cash as of December 31, 2017 and 2016, primarily consists of funds required to collateralize a pre-funding obligation with a counter-party.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Impairment of Long Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded impairment charges of $1.3 million, $0.1 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
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
No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2017, 2016 and 2015.
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
Our processing and settlement services consist of cash transfer revenues, tax refund processing service revenues and Simply Paid disbursement revenues. We generate cash transfer revenues when consumers purchase our cash transfer products (reload services) in a retail store. We recognize these revenues when the cash transfer transactions are completed, generally within two business days from the time of sale of these products. We earn tax refund processing service revenues when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. We recognize tax refund processing service revenues as we remit tax return proceeds to the taxpayer. We earn Simply Paid disbursement fees from our business partners as payment disbursements are made.

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
Included in sales and marketing expenses are advertising and marketing expenses of $25.1 million, $11.9 million and $10.1 million and shipping and handling costs of $3.0 million, $3.7 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Also included in sales and marketing expenses were liabilities that we incurred for use tax to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
Employee Stock-Based Compensation
We record employee stock-based compensation expense based on the grant-date fair value of the award. For stock options and stock purchases under our employee stock purchase plan, or ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company.
We have issued performance based and market based restricted stock units to our executive officers and employees. For performance based awards, we recognize compensation cost for the restricted stock units if and when we conclude it is probable that the performance will be satisfied, over the requisite service period based on the grant-date fair value of the stock. We reassess the probability of vesting at each reporting period and adjust compensation expense based on the probability assessment. For market based restricted stock units, we base compensation expense on the fair value estimated at the date of grant using a Monte Carlo simulation or similar lattice model. We recognize compensation expense over the requisite service period regardless of the market condition being satisfied, provided

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
that the requisite service has been provided, since the estimated grant date fair value already incorporates the probability of outcomes that the market condition will be achieved.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and introduces significant changes to U.S. income tax law. Effective in 2018, the legislation reduces the US federal corporate tax rate from 35% to 21%, creates new taxes on certain foreign-sourced earnings and certain related-party payments, eliminates certain deductions and enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property. Refer to Note 13 — Income Taxes for additional information.
Earnings Per Common Share
For the periods applicable, we apply the two-class method in calculating earnings per common share, or EPS, because our preferred stockholders are entitled to participate with our common stockholders in the distributions of earnings through dividends. The two-class method requires net income, after deduction of any preferred stock dividends, deemed dividends on preferred stock redemptions, and accretions in the carrying value on preferred stock, to be allocated between each class or series of common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic EPS is then calculated by dividing net income allocated to each class of common stockholders by the respective weighted-average common shares issued and outstanding.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), and has since been modified through additional technical corrections since its original issuance. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under current GAAP. The core principle of ASU 2014-09, is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard allows companies to apply either a full retrospective approach, which requires applying the standard to each prior year reporting period presented, or a modified retrospective approach with a cumulative effect adjustment recognized upon adoption. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We will adopt the standard on January 1, 2018 using the modified retrospective approach.
We have completed our assessment of the impact under the new revenue standard on our consolidated financial statements. Based on our assessment, we have concluded that our financial statements will not be materially impacted upon adoption; however, we will expand certain disclosures as required beginning in the first quarter of 2018. Additional changes identified under the new standard relate to the presentation of certain incentive payments made to our retail distributors and other partners. Under our current policy, these payments have generally been recorded as a reduction to revenues, however, upon adoption of the new guidance, such payments will be classified as sales and marketing expenses since these contractual arrangements have been determined to be outside the scope of ASU 2014-09. We have not identified any adjustments related to the timing or pattern under our current revenue recognition policies and therefore, no adjustment to retained earnings is expected upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-01 may result in a cumulative adjustment to retained earnings as of the beginning of the year of adoption. We will adopt ASU 2016-01 on January 1, 2018, the effect of which will not have a material impact on our consolidated financial statements as we do not currently hold any financial instruments in the scope of the updated standard.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied retrospectively to each period presented. We will adopt ASU 2016-18 on January 1, 2018, the effect of which will result in a change in presentation on our statement of cash flows, but not on our consolidated financial results.
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
Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax expense or benefit in the income statement instead of additional paid-in capital on the consolidated balance sheets. Since we did not have any previously unrecognized excess tax benefits, no cumulative-effect adjustment to retained earnings was required upon adoption pertaining to unrecognized excess tax benefits. Excess tax benefits are also now classified as operating activities in the consolidated statements of cash flows instead of in financing activities. The presentation of excess tax benefits on our consolidated statements of cash flows was adopted retrospectively, and accordingly, we reclassified $3.0 million and $0.2 million of excess tax benefits under financing activities to operating activities for years ended December 31, 2016 and 2015, respectively, on our consolidated statements of cash flows to conform to the current year presentation. Additionally, upon adoption of ASU 2016-09, we elected to account for forfeitures on stock-based compensation as they occur, rather than estimate future expected forfeitures. As a result of this accounting change, we recognized a net cumulative effect adjustment to reduce retained earnings as of January 1, 2017 for approximately $1.8 million ($1.2 million, net of tax).
See Note 13 — Income Taxes for additional information on the impact of the adoption on our consolidated financial statements.
Note 3—Business Acquisitions
On February 28, 2017, we completed our acquisition of all the membership interests of UniRush, LLC ("UniRush"), an online direct-to-consumer GPR card and corporate payroll card provider. The fair value of the total consideration in connection with the acquisition was approximately $163.7 million, which included cash and contingent consideration in the form of an earn-out. We paid for the transaction with $142.2 million in cash, of which $95 million was raised from a combination of our Revolving Facility, as discussed in Note 10 — Note Payable, and subordinated notes payable of $20 million to the selling shareholders of UniRush. The subordinated notes were repaid shortly after close of the acquisition during the three months ended March 31, 2017. The transaction terms include an earn-out equal to the greater of (i) a specified percentage of the revenue generated by the online direct-to-consumer GPR card portfolio for the five-year period following the closing or (ii) $20 million, payable quarterly over the five years.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Acquisitions (continued)
The following table summarizes the fair value of consideration transferred:

Consideration
(In thousands)
Cash, including proceeds from notes payable	$142,154
Fair value of contingent consideration	21,500
Total consideration	$163,654
The allocation of the purchase price is as follows:

February 28, 2017
(In thousands)
Assets:
Cash and cash equivalents	$656
Accounts receivable, net	5,745
Prepaid expenses and other assets	5,146
Property and equipment, net	4,233
Intangible assets	69,000
Goodwill	93,435
Total assets:	178,215

Liabilities:
Accounts payable	10,861
Other liabilities	3,700
Total liabilities:	14,561

Net assets acquired	$163,654
Goodwill of approximately $93.4 million represents the excess of the purchase price over the estimated fair value of the underlying identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill arises from the opportunity for synergies and economies of scale from the combined companies, and expanding our reach into the online direct-to-consumer and corporate payroll distribution channels. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.
Intangible assets consist primarily of customer relationships and trade name of approximately $58.5 million and $5.5 million, respectively. The customer relationships will be amortized over its estimated useful life of 5-10 years and the trade name will be amortized over a period of 15 years.
Our acquisition of UniRush was accounted for under the acquisition method of accounting, with the operating results of UniRush included in our consolidated statements of operations from March 1, 2017 to December 31, 2017. Transaction costs incurred in connection with the acquisition were not material.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business Acquisitions (continued)

	Three Months Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net revenues	$212,989	$188,306	$909,436	$821,987
Net income (loss) attributable to common stock	$12,228	$(1,864)	$77,471	$45,871
Basic earnings (loss) per common share	$0.24	$(0.04)	$1.53	$0.93
Diluted earnings (loss) per common share	$0.23	$(0.04)	$1.46	$0.90
Basic weighted-average common shares issued and outstanding	50,933	50,513	50,482	49,535
Diluted weighted-average common shares issued and outstanding	54,198	51,662	53,198	50,797
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2017
Corporate bonds	$1,000	$—	$—	$1,000
U.S. Treasury notes	10,921	—	(46)	10,875
Agency mortgage-backed securities	121,037	52	(1,055)	120,034
Municipal bonds	742	4	(7)	739
Asset-backed securities	20,952	—	(91)	20,861
Total investment securities	$154,652	$56	$(1,199)	$153,509

December 31, 2016
Corporate bonds	$21,533	$9	$(7)	$21,535
Commercial paper	12,427	4	(1)	12,430
U.S. Treasury notes	21,603	1	(41)	21,563
Agency securities	4,002	—	(1)	4,001
Agency mortgage-backed securities	117,990	242	(741)	117,491
Municipal bonds	1,460	1	(31)	1,430
Asset-backed securities	30,131	1	(156)	29,976
Total investment securities	$209,146	$258	$(978)	$208,426

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of December 31, 2017 and 2016, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2017
U.S. Treasury notes	$4,588	$(21)	$6,288	$(25)	$10,876	$(46)
Agency mortgage-backed securities	62,683	(453)	44,159	(602)	106,842	(1,055)
Municipal bonds	—	—	193	(7)	193	(7)
Asset-backed securities	2,134	(2)	18,727	(89)	20,861	(91)
Total investment securities	$69,405	$(476)	$69,367	$(723)	$138,772	$(1,199)

December 31, 2016
Corporate bonds	$8,739	$(7)	$1,999	$—	$10,738	$(7)
Commercial paper	2,672	(1)	—	—	2,672	(1)
U.S. Treasury notes	16,211	(41)	—	—	16,211	(41)
Agency securities	4,002	(1)	—	—	4,002	(1)
Agency mortgage-backed securities	23,300	(236)	61,383	(505)	84,683	(741)
Municipal bonds	—	—	937	(31)	937	(31)
Asset-backed securities	25,501	(156)	—	—	25,501	(156)
Total investment securities	$80,425	$(442)	$64,319	$(536)	$144,744	$(978)
We did not record any other-than-temporary impairment losses during the years ended December 31, 2017 and 2016 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of December 31, 2017, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$11,935	$11,889
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	728	725
Mortgage and asset-backed securities	141,989	140,895
Total investment securities	$154,652	$153,509
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Overdrawn account balances due from cardholders	$17,856	$14,773
Reserve for uncollectible overdrawn accounts	(14,471)	(11,932)
Net overdrawn account balances due from cardholders	3,385	2,841

Trade receivables	4,231	1,941
Reserve for uncollectible trade receivables	(3)	(372)
Net trade receivables	4,228	1,569

Receivables due from card issuing banks	6,309	8,497
Fee advances	16,194	16,708
Other receivables	5,161	10,535
Accounts receivable, net	$35,277	$40,150
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance, beginning of period	$11,932	$7,999	$11,196
Provision for uncollectible overdrawn accounts:
Fees	69,912	67,798	55,595
Purchase transactions	7,233	7,043	7,699
Charge-offs	(74,606)	(70,908)	(66,491)
Balance, end of period	$14,471	$11,932	$7,999
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2017
Residential	$—	$—	$—	$—	$3,554	$3,554
Commercial	—	—	—	—	315	315
Installment	1	—	—	1	1,378	1,379
Secured credit card	1,223	593	424	2,240	11,373	13,613
Total loans	$1,224	$593	$424	$2,241	$16,620	$18,861

Percentage of outstanding	6.5%	3.1%	2.3%	11.9%	88.1%	100.0%

December 31, 2016
Residential	$—	$6	$—	$6	$3,718	$3,724
Commercial	—	—	—	—	366	366
Installment	—	—	2	2	1,742	1,744
Secured credit card	—	—	—	—	502	502
Total loans	$—	$6	$2	$8	$6,328	$6,336

Percentage of outstanding	—%	0.1%	—%	0.1%	99.9%	100.0%

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

	December 31, 2017	December 31, 2016
	(In thousands)
Residential	$502	$368
Installment	191	—
Total loans	$693	$368
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2017		December 31, 2016
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,038	$516	$3,036	$688
Commercial	315	—	366	—
Installment	1,059	320	1,432	312
Secured credit card	13,613	—	502	—
Total loans	$18,025	$836	$5,336	$1,000
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$516	$452	$388	$316
Installment	262	120	220	98

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance, beginning of period	$277	$426	$444
Provision (benefit) for loans	430	(151)	(38)
Loans charged off	(472)	(25)	(44)
Recoveries of loans previously charged off	56	27	64
Balance, end of period	$291	$277	$426
Note 7—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Land	$205	$205
Building	1,105	1,105
Computer equipment, furniture, and office equipment	52,132	44,789
Computer software purchased	25,579	19,370
Capitalized internal-use software	157,477	139,730
Tenant improvements	10,030	10,101
	246,528	215,300
Less accumulated depreciation and amortization	(149,246)	(132,679)
Property and equipment, net	$97,282	$82,621
Depreciation and amortization expense was $33.5 million, $39.5 million and $38.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in those amounts are depreciation expense related to internal-use software of $20.0 million, $25.6 million and $23.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. We recorded impairment charges of $1.3 million, $0.1 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. The net carrying value of capitalized internal-use software was $69.9 million and $58.1 million at December 31, 2017 and 2016, respectively.
Note 8—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Goodwill	$301,790	$208,355
Intangible assets, net	280,587	242,696
Goodwill and intangible assets	$582,377	$451,051

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Goodwill and Intangible Assets (continued)
Goodwill
Changes in the carrying amount of goodwill were as follows:

	December 31,
	2017	2016
	(In thousands)
Balance, beginning of period	$208,355	$208,079
Acquisitions	93,435	—
Adjustments related to final purchase accounting	—	276
Balance, end of period	$301,790	$208,355
We completed our annual goodwill impairment test as of September 30, 2017. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$309,773	$(70,295)	$239,478	$251,273	$(43,707)	$207,566	13.2
Trade names	44,086	(9,347)	34,739	38,586	(6,192)	32,394	14.6
Patents	3,000	(818)	2,182	3,000	(545)	2,455	11.0
Other	5,964	(1,776)	4,188	964	(683)	281	5.0
Total intangible assets	$362,823	$(82,236)	$280,587	$293,823	$(51,127)	$242,696
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $31.1 million, $23.0 million, and $23.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. None of our intangible assets were considered impaired as of December 31, 2017 or 2016.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter    :

December 31,
(In thousands)
2018	$31,615
2019	31,534
2020	26,828
2021	26,625
2022	26,625
Thereafter	137,360
Total	$280,587

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2017	2016
Non-interest bearing deposit accounts	(In thousands)
GPR deposits	$803,549	$617,220
Other demand deposits	61,264	103,523
Total non-interest bearing deposit accounts	864,813	720,743
Interest-bearing deposit accounts
Checking accounts	140,555	1,209
Savings	10,523	8,832
Time deposits, denominations greater than or equal to $100	4,752	5,132
Time deposits, denominations less than $100	1,537	1,498
Total interest-bearing deposit accounts	157,367	16,671
Total deposits	$1,022,180	$737,414
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2018	$2,538
Due in 2019	766
Due in 2020	1,123
Due in 2021	818
Due in 2022	1,044
Total time deposits	$6,289
As of December 31, 2017, we had aggregate time deposits of $2.4 million in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit.
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
As of December 31, 2017 and 2016, our outstanding debt consisted of the following, net of deferred financing costs of $2.9 million and $4.3 million, respectively:

	December 31, 2017	December 31, 2016
	(In thousands)
Term facility	$79,611	$100,686
Revolving facility	—	—
Total notes payable	$79,611	$100,686

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Note Payable (continued)
Interest and other fees
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of December 31, 2017 was 4.32%. Interest expense related to our Senior Credit Facility was $4.1 million, $4.0 million, and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following table sets forth future annual contractual principal payment commitments as of December 31, 2017:

December 31,
(In thousands)
2018	$22,500
2019	60,000
Total	$82,500
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
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2017, we were in compliance with all such covenants.
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
As of December 31, 2017, all shares of our Series A Preferred shares have been converted into equivalent shares of Class A Common Stock.
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
Non-Employee Stock-Based Payments
Shares Subject to Repurchase
In May 2010, we amended our commercial agreement with Walmart, our largest retail distributor, and GE Money Bank. The agreement commenced on May 1, 2010 with a five-year term. As an incentive to amend our prepaid card program agreement, we issued Walmart 2,208,552 shares of our Class A common stock. These shares were subject to our right to repurchase them at $0.01 per share upon termination of our agreement with Walmart other than a termination arising out of our knowing, intentional and material breach of the agreement. Our right to repurchase the shares lapsed with respect to 36,810 shares per month over the five-year term of the agreement. Our right to repurchase shares lapsed completely during the year ended December 31, 2015, and therefore, there were no shares subject to our repurchase right as of December 31, 2017 and 2016.

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
Comprehensive Income
The tax impact on unrealized losses on investment securities available-for-sale for the years ended December 31, 2017, 2016 and 2015 was approximately $0.1 million, $0.2 million and $0.3 million, respectively.
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program ("Repurchase Program") with no expiration date. As of December 31, 2017 we have repurchased all $150 million of Class A Common Stock authorized under the Repurchase Program.
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution from time to time under the Repurchase Program. The following table summarizes our ASR activity since inception of the Repurchase Program:

	Purchase Period End Date	Number of Shares (In thousands)	Average repurchase price per share	ASR Amount (In thousands)
March 2017 ASR	November 2017	1,326	$38.64	$50,000	(1)
April 2016 ASR	October 2016	2,219	$22.54	$50,000
September 2015 ASR	January 2016	2,342	$17.08	$40,000

(1)	We elected to cash settle approximately $2.0 million worth of shares owed back to the counterparty under our March 2017 accelerated share repurchase agreement.
In exchange for an up-front payment, the financial institution delivers shares of our Class A Common Stock during the purchase periods of each ASR. Upon settlement, we either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. The final number of shares received upon settlement for the ASR is determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR.

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
Note 12—Employee Stock-Based Compensation
Employee Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. At our 2017 Annual Meeting of Stockholders, our stockholders approved amendments to our 2010 Equity Incentive Plan to increase the number of shares reserved for issuance by 2.8 million. Approximately 3.4 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2017.
Stock-based compensation for the years ended December 31, 2017, 2016, and 2015 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Total stock-based compensation expense	$40,734	$28,321	$27,011
Related income tax benefit	9,440	9,167	8,602
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Restricted stock units granted	656	1,416	1,737
Weighted-average grant-date fair value	$48.72	$22.59	$16.40

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation (continued)
Restricted stock unit activity for the year ended December 31, 2017 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2016	3,047	$20.24
Restricted stock units granted	656	$48.72
Restricted stock units vested	(1,065)	$20.80
Restricted stock units canceled	(415)	$19.92
Outstanding at December 31, 2017	2,223	$28.64
The total fair value of restricted stock vested for the years ended December 31, 2017, 2016 and 2015 was $41.5 million, $23.2 million and $13.6 million, respectively, based on the price of our Class A common stock on the vesting date.
Performance Based Restricted Stock Units
We grant performance-based restricted stock units to certain employees which are subject to the attainment of minimum pre-established annual performance targets. The majority of these awards are tied to the achievement of an annual non-GAAP earnings per share target for the grant year. The actual number of shares subject to the award is determined at the end of the annual performance period and may range from zero to 150% percent of the target shares granted. These awards contain an additional service component after each annual performance period is concluded and the unvested balance of the shares determined at the end of the annual performance period will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the four-year vesting period based on the fair value of the closing market price of our Class A common stock on the date of the grant and the estimated performance that is expected to be achieved. In the case of our Chief Executive Officer, vesting of performance awards is based on the achievement of a total shareholder return ("TSR") relative to the S&P 600 index over a three-year performance period. Compensation expense related to these awards is recognized over the performance period based on the grant date fair value through the use of a Monte Carlo simulation and are not subsequently re-measured.
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Performance based restricted stock units granted	616	287	243
Weighted-average grant-date fair value	$36.13	$25.24	$14.23
Performance based restricted stock unit activity for the year ended December 31, 2017 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2016	533	$19.08
Performance restricted stock units granted	616	$36.13
Performance restricted stock units vested	(103)	$24.05
Performance restricted stock units canceled	(122)	$20.54
Outstanding at December 31, 2017	924	$30.61
The total fair value of performance based restricted stock vested for the years ended December 31, 2017, 2016 and 2015 was $4.4 million, $0 million and $0.4 million, respectively, based on the price of our Class A common stock on the vesting date.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation (continued)
Stock Options
Stock option activity for the year ended December 31, 2017 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2016	2,147	$20.03
Options granted	—	—
Options exercised	(1,088)	18.83
Options canceled	(36)	27.23
Outstanding at December 31, 2017	1,023	$21.05	3.31	$40,131
Exercisable at December 31, 2017	1,023	21.05	3.30	$40,106
The total intrinsic value of options exercised was $24.1 million, $6.4 million and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
We have not issued any new stock option awards from our equity plan since the year ended December 31, 2014. Accordingly, any additional required disclosures with respect to fair value assumptions of our stock options have been omitted for the periods presented on these consolidated financial statements.
As of December 31, 2017, there was $71.1 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 2.66 years. As of December 31, 2017, we had no unvested stock options and thus, no remaining unrecognized compensation cost.
Stock-Based Retailer Incentive Compensation
As discussed in Note 11 — Stockholders’ Equity, we issued Walmart 2,208,552 shares of our Class A common stock in May 2010. We recognized the fair value of 36,810 shares each month over the five-year term of the commercial agreement. We recorded the fair value recognized as stock-based retailer incentive compensation, a contra-revenue component of our total operating revenues. We recognized monthly the fair value of the shares for which our right to repurchase has lapsed using the then-current fair market value of our Class A common stock. We recognized $2.5 million of stock-based retailer incentive compensation for the year ended December 31, 2015. Our repurchase right lapsed completely in April 2015, and we no longer recorded stock-based compensation beginning in May 2015.
Note 13—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$15,545	$16,540	$18,988
State	(1,122)	1,934	1,104
Foreign	368	217	21
Current income tax expense	14,791	18,691	20,113
Deferred:
Federal	4,596	2,362	(138)
State	(1,816)	(1,142)	(287)
Foreign	—	50	19
Deferred income tax expense (benefit)	2,780	1,270	(406)
Income tax expense	$17,571	$19,961	$19,707

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(2.3)	0.4	0.4
General business credits	(2.8)	(3.4)	(0.9)
Employee stock-based compensation	(12.4)	0.3	0.8
Tax Cuts and Jobs Act remeasurement	(5.0)	—	—
Transaction costs	—	—	(2.1)
Other	4.5	0.1	0.7
Effective tax rate	17.0%	32.4%	33.9%
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and makes significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the US federal corporate tax rate from 35% to 21%, creates new taxes on certain foreign-sourced earnings and certain related-party payments, eliminates certain deductions and enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. We remeasured deferred tax assets and liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21% and recorded a provisional tax benefit of $6.3 million. We also analyzed the transition tax on accumulated foreign subsidiary earnings and made a provisional determination that we have no additional tax obligation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts including estimates for certain employment compensation. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The SEC has provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting over the coming quarters.
The decrease in the effective tax rate for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to excess tax benefits related to stock compensation recognized as an income tax benefit instead of additional paid-in capital in accordance with ASU 2016-09. Additionally, our rate was favorably impacted by the remeasurement of our deferred tax assets and liabilities associated with the Tax Cuts and Jobs Act. Furthermore, our rate was favorably impacted by our release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions. See Note 2 — Summary of Significant Accounting Policies for additional information about our adoption of ASU 2016-09.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,746	$12,619
Stock-based compensation	9,137	13,221
Reserve for overdrawn accounts	3,516	4,684
Accrued liabilities	8,782	6,910
Tax credit carryforwards	5,873	3,590
Other	10	2,293
Total deferred tax assets	$35,064	$43,317
Deferred tax liabilities:
Internal-use software costs	$16,860	$20,415
Property and equipment, net	1,274	692
Deferred expenses	4,418	5,881
Intangible assets	11,901	11,208
Gift card revenue	1,884	4,236
Total deferred tax liabilities	36,337	42,432
Net deferred tax (liabilities) assets	$(1,273)	$885
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017, we do not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2014 through 2016. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of December 31, 2017, we have net operating loss carryforwards of approximately $37.7 million and $33.7 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. In addition, we have state business tax credits of approximately $9.8 million that can be carried forward indefinitely and other state business tax credits of approximately $1.2 million that will expire between 2023 and 2027.
As of December 31, 2017 and 2016, we had a liability of $5.6 million and $7.3 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Beginning balance	$7,314	$7,371	$6,189
Increases related to positions taken during prior years	404	134	759
Increases related to positions taken during the current year	1,099	1,023	423
Decreases related to positions settled with tax authorities	(1,865)	(1,105)	—
Decreases due to a lapse of applicable statute of limitations	(1,392)	(109)	—
Ending balance	$5,560	$7,314	$7,371

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$5,560	$7,314	$7,371
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015, of approximately $0.2 million, $0.6 million and $0.2 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$85,887	$41,600	$38,415
Income attributable to preferred stock	—	(802)	(1,102)
Income attributable to other classes of common stock	—	—	(21)
Net income allocated to Class A common stockholders	$85,887	$40,798	$37,292
Weighted-average Class A shares issued and outstanding	50,482	49,535	51,332
Basic earnings per Class A common share	$1.70	$0.82	$0.73

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$85,887	$40,798	$37,292
Re-allocated earnings	—	20	11
Diluted net income allocated to Class A common stockholders	$85,887	$40,818	$37,303
Weighted-average Class A shares issued and outstanding	50,482	49,535	51,332
Dilutive potential common shares:
Stock options	809	507	293
Service based restricted stock units	1,445	650	124
Performance based restricted stock units	462	103	119
Employee stock purchase plan	—	2	7
Diluted weighted-average Class A shares issued and outstanding	53,198	50,797	51,875
Diluted earnings per Class A common share	$1.61	$0.80	$0.72
For the periods presented, we excluded all shares of convertible preferred stock and certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. Additionally, we have excluded any performance based restricted stock units for which the performance contingency has not been met as of the end of the period, or whereby the result of including such awards was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Class A common stock
Options to purchase Class A common stock	56	124	650
Restricted stock units	20	2	31
Performance based restricted stock units	199	67	—
Conversion of convertible preferred stock	—	974	1,518
Total options, restricted stock units and convertible preferred stock	275	1,167	2,199

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2017 and 2016, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2017	(In thousands)
Assets
Corporate bonds	$—	$1,000	$—	$1,000
U.S. Treasury notes	—	10,875	—	10,875
Agency mortgage-backed securities	—	120,034	—	120,034
Municipal bonds	—	739	—	739
Asset-backed securities	—	20,861	—	20,861
Total assets	$—	$153,509	$—	$153,509

Liabilities
Contingent consideration	$—	$—	$17,358	$17,358

December 31, 2016
Assets
Corporate bonds	$—	$21,535	$—	$21,535
Commercial paper	—	12,430	—	12,430
U.S. Treasury notes	—	21,563	—	21,563
Agency securities	—	4,001	—	4,001
Agency mortgage-backed securities	—	117,491	—	117,491
Municipal bonds	—	1,430	—	1,430
Asset-backed securities	—	29,976	—	29,976
Total assets	$—	$208,426	$—	$208,426

Liabilities
Contingent consideration	$—	$—	$8,634	$8,634
We based the fair value of our fixed income securities held as of December 31, 2017 and 2016 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2017 and 2016.
The following table presents changes in our contingent consideration payable for the years ended December 31, 2017, 2016 and 2015, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance, beginning of period	$8,634	$13,889	$23,160
Issuance	21,500	—	—
Payments of contingent consideration	(3,104)	(2,755)	(1,071)
Change in fair value of contingent consideration	(9,672)	(2,500)	(8,200)
Balance, end of period	$17,358	$8,634	$13,889

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2017 and 2016 are presented in the table below.

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$18,570	$18,102	$6,059	$5,421

Financial Liabilities
Deposits	$1,022,180	$1,022,102	$737,414	$737,356
Note payable	$79,611	$79,611	$100,686	$100,686

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), approximately 92.9% of our borrowers reside in the state of Utah and approximately 41.7% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.
Note 18—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 25% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $1.1 million, $0.8 million, and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Note 19—Commitments and Contingencies
In December 2011, we entered into a ten-year office lease for 140,000 square feet of office space in Pasadena, California. This facility serves as our corporate headquarters. The initial term of the lease is ten years and is scheduled to expire on October 31, 2022. Through our wholly owned subsidiaries, we also lease various office facilities and maintain smaller administrative or project offices. Our total rental expense for these and former leases amounted to $7.2 million, $8.0 million and $8.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017, the future minimum aggregate rental commitment under all operating leases and minimum annual payments through various agreements with vendors and retail distributors was as follows:

	Operating Leases	Vendor/Retail Distributor Commitments
Year ending December 31,	(In thousands)
2018	$7,483	$26,260
2019	6,784	11,673
2020	6,629	4,450
2021	6,273	13
2022	5,064	—
Total of future commitments	$32,233	$42,396
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
As of December 31, 2017 and 2016, we had $0.5 million outstanding in standby letters of credit related to our corporate facility lease.

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
During the year ended December 31, 2017, we recorded a $7.5 million reduction to our contingent consideration liability associated with an earn-out provision for the acquisition of our tax refund processing business. The third and final performance period under the earn-out provision ended on June 30, 2017. The reduction represents our firm belief that our tax refund processing business did not achieve its earn-out performance target for the fiscal period ending June 30, 2017 and therefore, the total potential payout of $26 million has not been accrued on our balance sheet as of December 31, 2017. We are currently in the process of trying to resolve the final earn-out calculation with the selling shareholders based on the provisions of the contract and will likely require a neutral third party to make a final determination. To the extent there is an unfavorable resolution for the earn-out payment, we may be required to make payment of up to $26 million.
During the quarter ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our new third-party card processor. As part of the conversion process, a small percentage of our active cardholders experienced limited disruptions in service. As a result of this limited disruption in service, two putative class action complaints were filed during the second quarter of 2016. Any settlement amount paid to resolve the consolidated class actions will be borne equally between us and the third-party card processor. We recorded an estimated accrual of approximately $2.3 million, which represents our portion of the estimated total settlement amount, all of which our insurance carrier has agreed to reimburse us. These amounts are recorded in other accrued liabilities and account receivable on our consolidated balance sheet as of December 31, 2017.
During the year ended December 31, 2017, we incurred a $3.5 million expense in connection with the settlement of a lawsuit. We recorded this settlement within other general and administrative expenses on our consolidated statement of operations.
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
Revenue Concentrations
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2017	2016	2015
Walmart	40%	45%	46%
No other retail distributor or partner made up greater than 10% of our total operating revenues for the years ended December 31, 2017, 2016, and 2015.
Settlement Asset Concentrations
Settlement assets derived from our products sold at at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	December 31, 2017	December 31, 2016
Walmart	33%	42%
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 21—Regulatory Requirements (continued)
As of December 31, 2017 and 2016, we were categorized as "well capitalized" under the regulatory framework. There were no conditions or events since December 31, 2017 which management believes would have changed our category as "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2017
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$236,885	15.6%	4.0%	n/a
Common equity Tier 1 capital	$236,885	45.3%	4.5%	n/a
Tier 1 capital	$236,885	45.3%	6.0%	6.0%
Total risk-based capital	$240,509	46.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$95,461	10.2%	4.0%	5.0%
Common equity Tier 1 capital	$95,461	37.5%	4.5%	6.5%
Tier 1 capital	$95,461	37.5%	6.0%	8.0%
Total risk-based capital	$95,752	37.6%	8.0%	10.0%

	December 31, 2016
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$332,101	24.3%	4.0%	n/a
Common equity Tier 1 capital	$332,101	61.0%	4.5%	n/a
Tier 1 capital	$332,101	61.0%	6.0%	6.0%
Total risk-based capital	$333,288	61.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$139,491	17.0%	4.0%	5.0%
Common equity Tier 1 capital	$139,491	54.8%	4.5%	6.5%
Tier 1 capital	$139,491	54.8%	6.0%	8.0%
Total risk-based capital	$139,768	54.9%	8.0%	10.0%
The year-over-year decline in the capital ratios of Green Dot Corporation was primarily driven by the acquisition of UniRush in February 2017 as goodwill and intangible assets acquired reduce common equity Tier 1 capital, Tier 1 capital and total capital. Additionally, our regulatory capital decreased as a result of our $50 million ASR completed in 2017.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 22— Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2017 and 2016:

	2017
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$212,989	$201,613	$222,548	$253,001
Total operating expenses	209,284	188,561	202,357	191,625
Operating income	3,705	13,052	20,191	61,376
Interest income, net	1,917	1,238	790	1,189
Income before income taxes	5,622	14,290	20,981	62,565
Income tax (benefit) expense	(6,606)	651	1,715	21,811
Net income	$12,228	$13,639	$19,266	$40,754
Earnings per common share
Basic
Class A common stock	$0.24	$0.27	$0.39	$0.81
Diluted
Class A common stock	$0.23	$0.26	$0.37	$0.78

	2016
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$162,768	$154,494	$173,488	$228,024
Total operating expenses	166,290	155,011	160,619	173,538
Operating (loss) income	(3,522)	(517)	12,869	54,486
Interest income (expense), net	393	207	125	(2,480)
(Loss) income before income taxes	(3,129)	(310)	12,994	52,006
Income tax (benefit) expense	(1,784)	(2,347)	4,968	19,124
Net (loss) income	$(1,345)	$2,037	$8,026	$32,882
(Loss) earnings per common share
Basic
Class A common stock	$(0.03)	$0.04	$0.16	$0.64
Diluted
Class A common stock	$(0.03)	$0.04	$0.16	$0.63
Note 23—Segment Information
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 23—Segment Information (continued)
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$693,103	$228,444	$(31,396)	$890,151
Operating expenses	549,375	166,444	76,008	791,827
Operating income	$143,728	$62,000	$(107,404)	$98,324

	Year Ended December 31, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$544,271	$203,569	$(29,066)	$718,774
Operating expenses	454,187	137,296	63,975	655,458
Operating income	$90,084	$66,273	$(93,041)	$63,316

	Year Ended December 31, 2015
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$531,410	$195,000	$(31,710)	$694,700
Operating expenses	440,669	133,539	61,163	635,371
Operating income	$90,741	$61,461	$(92,873)	$59,329

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

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
3. Exhibits: The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
2.1^	Equity Purchase Agreement, dated as of January 25, 2017, by and among Green Dot Corporation, Empowerment Ventures, LLC and UniRush, LLC.	8-K	January 30, 2017	2.1

3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements).	8-K	May 31, 2017	10.1

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6†	Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc.	10-Q	August 10, 2015	10.01

10.7††
Amendment No. 1 to Amended and Restated Walmart MoneyCard Program Agreement dated as of May 2, 2016 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and Wal-Mart Puerto Rico, Inc.
					X

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.8††
Amendment No. 2 to Amended and Restated Walmart MoneyCard Program Agreement dated as of June 20, 2016 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and Wal-Mart Puerto Rico, Inc.
					X

10.9††
Amendment No. 3 to Amended and Restated Walmart MoneyCard Program Agreement dated as of August 1, 2017 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and Wal-Mart Puerto Rico, Inc.
					X

10.10
Amendment No. 4 to Amended and Restated Walmart MoneyCard Program Agreement dated as of September 15, 2017 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and Wal-Mart Puerto Rico, Inc.
					X
10.11	Credit Agreement, dated as of October 23, 2014, by and between the Registrant, Bank of America, N.A., and the other lenders party thereto.	8-K	October 24, 2014	10.1

10.12	First Amendment to Credit Agreement and Consent, dated as of February 12, 2015, by and between the Registrant, Wells Fargo Bank, National Association, Bank of America, N.A., and other lenders party thereto.	10-K	February 29, 2016	10.8

10.13	Second Amendment to Credit Agreement and Consent, dated as of December 11, 2015, by and between the Registrant, Bank of America, N.A., and other lenders party thereto.	10-K	February 29, 2016	10.9

10.14	Third Amendment to Credit Agreement and Consent, dated as of April 7, 2016, by and between the Registrant, Bank of America, N.A., and other lenders party thereto.	10-K	February 27, 2017	10.10

10.15	Fourth Amendment to Credit Agreement and Consent, dated as of February 24, 2017, by and between the Registrant, Bank of America, N.A., and other lenders party thereto.				X

10.16†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated.	10-Q/A	June 7, 2017	10.1

10.17*	Employment letter agreement, dated September 16, 2016, between the Registrant and Steven W. Streit.	8-K	September 22, 2016	10.01

10.18*	Employment letter agreement, dated April 13, 2017, between the Registrant and Mark L. Shifke.	8-K	April 17, 2017	10.01

10.19*	Employment letter agreement, dated November 3, 2016, between the Registrant and Brett Narlinger.				X

10.20*	Employment letter agreement, dated September 29, 2017, between the Registrant and Konrad Alt.				X
10.21*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.22*	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.	10-Q	May 11, 2015	10.9

10.23*	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.	8-K	March 31, 2016	10.02

10.24*	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.	8-K	April 5, 2017	10.02

10.25*	Green Dot Corporation Corporate Transaction Policy	8-K	April 9, 2015	10.01

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.26*	2017 Executive Officer Incentive Bonus Plan	8-K	April 5, 2017	10.01

21.1	Subsidiaries of Green Dot Corporation				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document**				X

101.SCH	XBRL Taxonomy Extension Schema Document**				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**				X
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

ITEM 16. Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	February 27, 2018	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	President, Chief Executive Officer, Director
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

	Signature	Title	Date
By:	/s/ Steven W. Streit	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2018
Name:	Steven W. Streit

By:	/s/ Mark Shifke	Chief Financial Officer (Principal Financial Officer)	February 27, 2018
Name:	Mark Shifke

By:	/s/ Jess Unruh	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018
Name:	Jess Unruh

By:	/s/ William I. Jacobs	Chairman/Presiding Director	February 27, 2018
Name:	William I. Jacobs

By:	/s/ Kenneth C. Aldrich	Director	February 27, 2018
Name:	Kenneth C. Aldrich

By:	/s/ J. Chris Brewster	Director	February 27, 2018
Name:	J. Chris Brewster

By:	/s/ Glinda Bridgforth Hodges	Director	February 27, 2018
Name:	Glinda Bridgforth Hodges

By:	/s/ Rajeev V. Date	Director	February 27, 2018
Name:	Rajeev V. Date

By:	/s/ Saturnino Fanlo	Director	February 27, 2018
Name:	Saturnino Fanlo

By:	/s/ George W. Gresham	Director	February 27, 2018
Name:	George W. Gresham

By:	/s/ George T. Shaheen	Director	February 27, 2018
Name:	George T. Shaheen