Form 10-Q
period 2018-03-31
GREEN DOT CORP
filed 2018-05-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 51,925,496 shares of Class A common stock outstanding, par value $.001 per share as of April 30, 2018.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,268,137	$919,243
Restricted cash	86,608	90,852
Investment securities available-for-sale, at fair value	15,875	11,889
Settlement assets	179,520	209,399
Accounts receivable, net	29,337	35,277
Prepaid expenses and other assets	53,219	47,086
Income tax receivable	—	7,459
Total current assets	1,632,696	1,321,205
Investment securities available-for-sale, at fair value	132,673	141,620
Loans to bank customers, net of allowance for loan losses of $451 and $291 as of March 31, 2018 and December 31, 2017, respectively	19,713	18,570
Prepaid expenses and other assets	8,157	8,179
Property and equipment, net	100,358	97,282
Deferred expenses	14,608	21,791
Net deferred tax assets	6,639	6,507
Goodwill and intangible assets	574,141	582,377
Total assets	$2,488,985	$2,197,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,398	$34,863
Deposits	1,293,272	1,022,180
Obligations to customers	69,874	95,354
Settlement obligations	11,672	6,956
Amounts due to card issuing banks for overdrawn accounts	1,239	1,371
Other accrued liabilities	105,640	123,397
Deferred revenue	22,999	30,875
Note payable	20,906	20,906
Income tax payable	2,818	74
Total current liabilities	1,560,818	1,335,976
Other accrued liabilities	31,612	30,520
Note payable	53,478	58,705
Net deferred tax liabilities	7,786	7,780
Total liabilities	1,653,694	1,432,981
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2018 and December 31, 2017; 51,841 and 51,136 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	52	51
Additional paid-in capital	356,052	354,789
Retained earnings	480,471	410,440
Accumulated other comprehensive loss	(1,284)	(730)
Total stockholders’ equity	835,291	764,550
Total liabilities and stockholders’ equity	$2,488,985	$2,197,531
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$130,060	$100,969
Processing and settlement service revenues	100,240	90,675
Interchange revenues	84,698	61,357
Total operating revenues	314,998	253,001
Operating expenses:
Sales and marketing expenses	91,968	71,685
Compensation and benefits expenses	54,507	41,218
Processing expenses	48,425	40,942
Other general and administrative expenses	43,718	37,780
Total operating expenses	238,618	191,625
Operating income	76,380	61,376
Interest income	5,600	2,854
Interest expense	(1,516)	(1,665)
Income before income taxes	80,464	62,565
Income tax expense	10,433	21,811
Net income	$70,031	$40,754

Basic earnings per common share:	$1.36	$0.81
Diluted earnings per common share:	$1.29	$0.78
Basic weighted-average common shares issued and outstanding:	51,439	50,458
Diluted weighted-average common shares issued and outstanding:	54,234	52,497
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$70,031	$40,754
Other comprehensive (loss) income
Unrealized holding (losses) gains, net of tax	(554)	13
Comprehensive income	$69,477	$40,767
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating activities
Net income	$70,031	$40,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,922	8,749
Amortization of intangible assets	8,236	6,557
Provision for uncollectible overdrawn accounts	18,385	18,246
Employee stock-based compensation	9,360	6,534
Amortization of premium on available-for-sale investment securities	320	322
Amortization of deferred financing costs	398	394
Impairment of capitalized software	—	156
Changes in operating assets and liabilities:
Accounts receivable, net	(12,626)	5,451
Prepaid expenses and other assets	(6,111)	968
Deferred expenses	7,183	5,565
Accounts payable and other accrued liabilities	(18,936)	(13,267)
Deferred revenue	(6,480)	(8,128)
Income tax receivable/payable	10,136	21,629
Other, net	51	929
Net cash provided by operating activities	88,869	94,859

Investing activities
Purchases of available-for-sale investment securities	(13,774)	(19,961)
Proceeds from maturities of available-for-sale securities	17,676	28,989
Proceeds from sales of available-for-sale securities	124	15,318
Payments for acquisition of property and equipment	(13,386)	(11,844)
Net increase in loans	(1,143)	(1,199)
Acquisition, net of cash acquired	—	(139,256)
Net cash used in investing activities	(10,503)	(127,953)

Financing activities
Borrowings from notes payable	—	20,000
Repayments of borrowings from notes payable	(5,625)	(25,625)
Borrowings on revolving line of credit	—	205,000
Repayments on revolving line of credit	—	(155,000)
Proceeds from exercise of options	7,802	5,155
Taxes paid related to net share settlement of equity awards	(15,898)	(2,162)
Net increase in deposits	271,092	88,947
Net increase in obligations to customers	9,115	8,269
Contingent consideration payments	(202)	(192)
Repurchase of Class A common stock	—	(50,000)
Deferred financing costs	—	(164)
Net cash provided by financing activities	266,284	94,228

Net increase in unrestricted cash, cash equivalents and restricted cash	344,650	61,134
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,010,095	744,761
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,354,745	$805,895

Cash paid for interest	$1,118	$1,271
Cash paid for income taxes	$80	$122

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,268,137	$785,838
Restricted cash	86,608	20,057
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,354,745	$805,895
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
(Unaudited)

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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2018, other than the adoption of the accounting pronouncements discussed below. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
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
Recently adopted accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), and has since been modified through additional technical corrections since its original issuance (collectively ASC 606). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under current GAAP. The core principle of ASU 2014-09, is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under previous GAAP. The standard allows companies to apply either a full retrospective approach, which requires applying the standard to each prior year reporting period presented, or a modified retrospective approach with a cumulative effect adjustment recognized upon adoption. We adopted the provisions of the standard on January 1, 2018 using the modified retrospective approach, which did not result in any cumulative adjustment to opening retained earnings nor did it have a material impact on our consolidated financial statements. The adoption of ASU 2014-09, however, requires expanded disclosures under the new guidance. See Note 3 - Revenues for further information and additional discussion around changes identified to our policies under the new accounting pronouncement.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. We adopted the provisions of ASU 2016-01 on January 1, 2018, the result of which did not have any impact upon our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments should be applied retrospectively to each period presented. We adopted the provisions of ASU 2016-18 on January 1, 2018, the effect of which resulted in an immaterial reclassification in presentation on our statement of cash flows, but had no affect on our consolidated financial results.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. We adopted the provisions of ASU 2018-02 as of December 31, 2017, the result of which did not have a material impact upon our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Revenues
Adoption of ASC 606
On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to contracts which were not completed upon adoption, the impact of which did not result in any cumulative adjustment to our retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting policies.
The impact of our adoption of ASC 606 was limited to a change in presentation of certain incentive agreements. Prior to the adoption of ASC 606, incentive payments with our retail distributors and other partners had generally been recorded as a reduction to revenues over the related period of benefit the incentive payment related. Upon the adoption of ASC 606, such payments are classified as sales and marketing expenses since these contractual arrangements have been determined to be outside the scope of contracts with our customers under the new accounting standard. The total amount of incentive payments recognized was $1.8 million and $1.1 million for the three months ended March 31, 2018 and 2017.
Accounting Policy Update
Our operating revenues consist of card revenues and other fees, processing and settlement service revenues and interchange revenues. The core principle of the new revenue standard is that these revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, as determined under a five-step process.
A description of our principal revenue generating activities is as follows:
Card Revenues and Other Fees
Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, and other card revenues. We earn these fees based upon the underlying terms and conditions with each of our cardholders that obligate us to stand ready to provide account services to each of our cardholders over the contract term. Agreements with our cardholders are considered daily service contracts as they are not fixed in duration.
We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over each day in the monthly bill cycle in which the fee is assessed, which represents the period our cardholders receive the benefits of our services and our performance obligation is satisfied.
We charge new card fees when a consumer purchases a new card in a retail store. The new card fee provides our cardholders a material right and accordingly, we defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently five months for our GPR cards and six months for our gift cards. We determine the average card lifetime based on our recent historical data for comparable products. We measure card lifetime for our GPR cards as the time, inclusive of reload activity, between sale (or activation) of the card and the date of the last positive balance. We measure the card lifetime for our gift cards as the redemption period during which cardholders initiate the substantial majority of their transactions. We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. See Contract Balances below for further information.
We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the point in time our performance obligation is satisfied and service is transferred. Since our cardholder agreements are considered daily service contracts, our performance obligations for these types of transactional based fees are satisfied on a daily basis, or as each transaction occurs.
Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, which we offer our cardholders at their election. Since our performance obligations are settled daily, we recognize most of these fees at the point in time the transactions occur which is when the underlying control of the services are transferred. In the case of our gift card program, we record the related revenues using the redemption method.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Revenues (continued)
Substantially all our fees are collected from our cardholders at the time the fees are assessed and debited from their account balance.
Processing and Settlement Service Revenues
Our processing and settlement services consist of cash transfer revenues, Simply Paid disbursement revenues, and tax refund processing service revenues.
We generate cash transfer revenues when consumers purchase our cash transfer products (reload services) in a retail store. Our reload services are subject to the same terms and conditions in each of the applicable cardholder agreements as discussed above. We recognize these revenues at the point in time the reload services are completed. Similarly, we earn Simply Paid disbursement fees from our business partners as payment disbursements are made.
We earn tax refund processing service revenues when a customer of a third-party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. Revenues we earn from these services are generated from our contractual relationships with the tax software transmitters. These contracts may be multi-year agreements and vary in length, however, our underlying promise obligates us only to process each refund transfer on a transaction by transaction basis as elected by the taxpayer. Accordingly, we recognize tax refund processing service revenues at the point in time we remit each taxpayer’s proceeds from his or her tax return.
Interchange
We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, such as Visa and MasterCard, when account holders make purchase transactions using our card products and services. We recognize interchange revenues at the point in time the transactions occur, as our performance obligation is satisfied.
Principal vs Agent
For all our significant revenue-generating arrangements, we record revenues on a gross basis except for our tax refund processing service revenues which are recorded on a net basis.
Disaggregation of Revenues
Our products and services are offered only to customers within the United States. We determine our operating segments based on how our chief operating decision maker manages our operations, makes operating decisions and evaluates operating performance. Within our segments, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors can be further illustrated based on the timing in which revenue for each of our products and services is recognized.
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended March 31, 2018
	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$136,526	$100,235
Transferred over time	77,346	891
Operating revenues	$213,872	$101,126
Within our Account Services segment, revenues recognized at a point in time are comprised of ATM fees, interchange, and other similar transaction-based fees. Revenues recognized over time consists of new card fees, monthly maintenance fees and revenue earned from gift cards. Substantially all of our processing and settlement services are recognized at a point in time.
Refer to Note 18- Segment Information for our revenues disaggregated by our products and services and the components to our total operating revenues on our Consolidated Statements of Operations for additional information.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Revenues (continued)
Significant Judgments and Estimates
Transaction prices related to our account services are based on stand-alone fees stated within the terms and conditions, however, may also include certain elements of variable consideration depending upon the product’s features, such as cardholder incentives, monthly fee concessions and reserves on accounts that may become overdrawn. We estimate such amounts using historical data or customer behavior patterns to determine these estimates which are allocated accordingly as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees, of which we recognized approximately $18.9 million for the three months ended March 31, 2018 that were included in deferred revenue at the beginning of the period. We did not recognize any revenue during the three months ended March 31, 2018 from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, offset by the amount of new cards sold.
Costs to Obtain or Fulfill a Contract
Our incremental direct costs of obtaining a contract are derived primarily from revenue share payments we make to our retail partners associated with new card sales. These commissions are generally capitalized upon payment and expensed over the period the corresponding revenue is recognized. These deferred commissions are not material and are included in deferred expenses on our Consolidated Balance Sheets.
Practical Expedients and Exemptions
Any unsatisfied performance obligations at the end of the period relate to contracts with customers that either have an original expected length of one year or less or are contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. Therefore, no additional disclosure is provided for these performance obligations.
Note 4—Business Combination
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Business Combination (continued)
The allocation of the purchase price was as follows:

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
Our acquisition of UniRush was accounted for under the acquisition method of accounting, with the operating results of UniRush included in our consolidated statements of operations beginning March 1, 2017. Transaction costs incurred in connection with the acquisition were not material.
Unaudited pro forma financial information
The following unaudited pro forma summary financial results present the consolidated results of operations as if the acquisition of UniRush had occurred as of January 1, 2017, after the effect of certain adjustments, including interest expense on the debt used to fund the purchase, amortization of certain identifiable intangible assets, income and expense items not attributable to ongoing operations and related tax effects. The unaudited pro forma condensed consolidated statements of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The pro forma results have been presented for comparative purposes only and are not indicative of what would have occurred had the UniRush acquisition been made as of January 1, 2017, or of any potential results which may occur in the future.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net revenues	$314,998	$272,286
Net income attributable to common stock	$70,031	$34,150
Basic earnings per common share	$1.36	$0.68
Diluted earnings per common share	$1.29	$0.65
Basic weighted-average common shares issued and outstanding	51,439	50,458
Diluted weighted-average common shares issued and outstanding	54,234	52,497

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2018
Negotiable certificate of deposit	$5,000	$—	$—	$5,000
U.S. Treasury notes	10,912	—	(37)	10,875
Agency securities	4,941	—	(1)	4,940
Agency mortgage-backed securities	117,531	25	(1,623)	115,933
Municipal bonds	604	—	(15)	589
Asset-backed securities	11,316	—	(105)	11,211
Total investment securities	$150,304	$25	$(1,781)	$148,548

December 31, 2017
Corporate bonds	$1,000	$—	$—	$1,000
U.S. Treasury notes	10,921	—	(46)	10,875
Agency mortgage-backed securities	121,037	52	(1,055)	120,034
Municipal bonds	742	4	(7)	739
Asset-backed securities	20,952	—	(91)	20,861
Total investment securities	$154,652	$56	$(1,199)	$153,509
As of March 31, 2018 and December 31, 2017, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2018
U.S. Treasury notes	$2,290	$(11)	$8,585	$(26)	$10,875	$(37)
Agency securities	4,940	(1)	—	—	4,940	(1)
Agency mortgage-backed securities	52,155	(541)	48,870	(1,082)	101,025	(1,623)
Municipal bonds	429	(10)	160	(5)	589	(15)
Asset-backed securities	—	—	11,211	(105)	11,211	(105)
Total investment securities	$59,814	$(563)	$68,826	$(1,218)	$128,640	$(1,781)

December 31, 2017
U.S. Treasury notes	$4,588	$(21)	$6,288	$(25)	$10,876	$(46)
Agency mortgage-backed securities	62,683	(453)	44,159	(602)	106,842	(1,055)
Municipal bonds	—	—	193	(7)	193	(7)
Asset-backed securities	2,134	(2)	18,727	(89)	20,861	(91)
Total investment securities	$69,405	$(476)	$69,367	$(723)	$138,772	$(1,199)
We did not record any other-than-temporary impairment losses during the three months ended March 31, 2018 or 2017 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Investment Securities (continued)
As of March 31, 2018, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$15,912	$15,875
Due after one year through five years	4,941	4,940
Due after five years through ten years	—	—
Due after ten years	604	589
Mortgage and asset-backed securities	128,847	127,144
Total investment securities	$150,304	$148,548
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 6—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Overdrawn account balances due from cardholders	$19,651	$17,856
Reserve for uncollectible overdrawn accounts	(15,796)	(14,471)
Net overdrawn account balances due from cardholders	3,855	3,385

Trade receivables	7,479	4,231
Reserve for uncollectible trade receivables	(69)	(3)
Net trade receivables	7,410	4,228

Receivables due from card issuing banks	7,790	6,309
Fee advances	2,646	16,194
Other receivables	7,636	5,161
Accounts receivable, net	$29,337	$35,277
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance, beginning of period	$14,471	$11,932
Provision for uncollectible overdrawn accounts:
Fees	15,779	16,959
Purchase transactions	2,606	1,287
Charge-offs	(17,060)	(17,945)
Balance, end of period	$15,796	$12,233

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2018
Residential	$2	$—	$—	$2	$4,122	$4,124
Commercial	—	—	—	—	278	278
Installment	—	—	—	—	1,084	1,084
Secured credit card	1,007	968	308	2,283	12,395	14,678
Total loans	$1,009	$968	$308	$2,285	$17,879	$20,164

Percentage of outstanding	5.0%	4.8%	1.5%	11.3%	88.7%	100.0%

December 31, 2017
Residential	$—	$—	$—	$—	$3,554	$3,554
Commercial	—	—	—	—	315	315
Installment	1	—	—	1	1,378	1,379
Secured credit card	1,223	593	424	2,240	11,373	13,613
Total loans	$1,224	$593	$424	$2,241	$16,620	$18,861

Percentage of outstanding	6.5%	3.1%	2.3%	11.9%	88.1%	100.0%
Secured Credit Card Loans
On August 31, 2017, we completed an asset acquisition of a secured credit card portfolio for approximately $8.1 million. In exchange for the payment, we received approximately $8.2 million of secured credit card receivables. All of our credit card receivables are collateralized by the cardholders' security deposits, which also acts as the cardholders' credit limit.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the criteria for classification as nonperforming.

	March 31, 2018	December 31, 2017
	(In thousands)
Residential	$485	$502
Installment	187	191
Total loans	$672	$693
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Loans to Bank Customers (continued)
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2018		December 31, 2017
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,634	$490	$3,038	$516
Commercial	249	29	315	—
Installment	678	406	1,059	320
Secured credit card	14,678	—	13,613	—
Total loans	$19,239	$925	$18,025	$836
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$490	$361	$516	$452
Commercial	29	28	—	—
Installment	223	101	262	120
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance, beginning of period	$291	$277
Provision for loans	268	—
Loans charged off	(756)	(5)
Recoveries of loans previously charged off	648	9
Balance, end of period	$451	$281
Note 8—Employee Stock-Based Compensation
We currently grant restricted equity awards to employees and directors under our 2010 Equity Incentive Plan. Additionally, through our 2010 Employee Stock Purchase Plan, employees are able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans.
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Restricted stock units granted	63	115
Weighted-average grant-date fair value	$61.26	$27.44

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Employee Stock-Based Compensation (continued)
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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Performance based restricted stock units granted (1)	444	287
Weighted-average grant-date fair value	$39.50	$33.29

(1)
Performance awards granted also reflects the impact of any incremental shares awarded during the periods ended for performance periods completed. The grant date fair value for these awards are based on the grant price at the time of the initial award.

The total stock-based compensation expense recognized was $9.4 million and $6.5 million for the three months ended March 31, 2018 and 2017, respectively. Total stock-based compensation expense includes amounts related to awards of stock options, restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan.
Note 9—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$1,046,496	$803,549
Other demand deposits	109,381	61,264
Total non-interest bearing deposit accounts	1,155,877	864,813
Interest-bearing deposit accounts
Checking accounts	117,527	140,555
Savings	10,148	10,523
GPR deposits	3,942	—
Time deposits, denominations greater than or equal to $100	4,435	4,752
Time deposits, denominations less than $100	1,343	1,537
Total interest-bearing deposit accounts	137,395	157,367
Total deposits	$1,293,272	$1,022,180

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2018
(In thousands)
Due in 2018	$1,965
Due in 2019	1,030
Due in 2020	1,166
Due in 2021	820
Due in 2022	797
Thereafter	—
Total time deposits	$5,778
Note 10—Note Payable
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
As of March 31, 2018 and December 31, 2017, our outstanding debt, net of deferred financing costs of $2.5 million and $2.9 million, respectively, consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Term facility	$74,384	$79,611
Revolving facility	—	—
Total notes payable	$74,384	$79,611
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the three months ended March 31, 2018 and 2017, we made scheduled quarterly principal payments totaling $5.6 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of March 31, 2018 was 4.38%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $0.9 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2018, we were in compliance with all such covenants.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes
Income tax expense for the three months ended March 31, 2018 and 2017 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	0.9	1.4
General business credits	(0.6)	(1.0)
Employee stock-based compensation	(10.0)	(1.0)
Other	1.6	0.5
Effective tax rate	12.9%	34.9%
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and makes significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the US federal corporate tax rate from 35% to 21%, created new taxes on certain foreign-sourced earnings and certain related-party payments, eliminated certain deductions and enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.
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
The effective tax rate for the three months ended March 31, 2018 and 2017 differs from the statutory federal income tax rate of 21% and 35%, respectively, primarily due to state income taxes, net of federal tax benefits, general business credits and employee stock-based compensation. The decrease in the effective tax rate for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily due to the decrease in the statutory federal tax rate noted above and higher excess tax benefits related to stock compensation as a result of an increase in the value of our stock price.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2018 and 2017, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2014 through 2016. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of March 31, 2018, we have net operating loss carryforwards of approximately $37.7 million and $33.7 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. In addition, we have state business tax credits of approximately $9.8 million that can be carried forward indefinitely and other state business tax credits of approximately $1.2 million that will expire between 2023 and 2027.
As of March 31, 2018 and December 31, 2017, we had a liability of $6.7 million and $5.6 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes (continued)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Beginning balance	$5,560	$7,314
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	1,099	1,038
Decreases related to positions settled with tax authorities	—	—
Decreases as a result of a lapse of applicable statute of limitations	—	—
Ending balance	$6,659	$8,352

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$6,659	$8,352
As of March 31, 2018 and 2017, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.3 million and $1.2 million, respectively.
Note 12—Stockholders' Equity
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program with no expiration date. As of November 2017, we have repurchased all $150 million of Class A common stock under the repurchase program.
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution from time to time under our stock repurchase program. The following table summarizes our ASR activity for the prior year comparative period:

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$70,031	$40,754
Denominator:
Weighted-average Class A shares issued and outstanding	51,439	50,458
Basic earnings per Class A common share	$1.36	$0.81

Diluted earnings per Class A common share
Numerator:
Net income	$70,031	$40,754
Denominator:
Weighted-average Class A shares issued and outstanding	51,439	50,458
Dilutive potential common shares:
Stock options	535	603
Restricted stock units	1,337	1,186
Performance based restricted stock units	915	231
Employee stock purchase plan	8	19
Diluted weighted-average Class A shares issued and outstanding	54,234	52,497
Diluted earnings per Class A common share	$1.29	$0.78
For the periods presented, we excluded certain restricted stock units and stock options outstanding (as applicable) which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. Additionally, we have excluded any performance based restricted stock units for which the performance contingency has not been met as of the end of the period. The following table shows the weighted-average number of shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	55
Performance based restricted stock units	22	—
Total options and restricted stock units	22	55
Note 14—Fair Value Measurements
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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2017.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Fair Value Measurements (continued)
As of March 31, 2018 and December 31, 2017, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2018	(In thousands)
Assets
Negotiable certificate of deposit	$—	$5,000	$—	$5,000
U.S. Treasury notes	—	10,875	—	10,875
Agency securities	—	4,940	—	4,940
Agency mortgage-backed securities	—	115,933	—	115,933
Municipal bonds	—	589	—	589
Asset-backed securities	—	11,211	—	11,211
Total assets	$—	$148,548	$—	$148,548

Liabilities
Contingent consideration	$—	$—	$17,156	$17,156

December 31, 2017
Assets
Corporate bonds	$—	$1,000	$—	$1,000
U.S. Treasury notes	—	10,875	—	10,875
Agency mortgage-backed securities	—	120,034	—	120,034
Municipal bonds	—	739	—	739
Asset-backed securities	—	20,861	—	20,861
Total assets	$—	$153,509	$—	$153,509

Liabilities
Contingent consideration	$—	$—	$17,358	$17,358
We based the fair value of our fixed income securities held as of March 31, 2018 and December 31, 2017 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2018 or 2017.
The following table presents changes in our contingent consideration payable for the three months ended March 31, 2018 and 2017, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance, beginning of period	$17,358	$8,634
Issuance	—	18,000
Payments of contingent consideration	(202)	(192)
Balance, end of period	$17,156	$26,442

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Fair Value of Financial Instruments
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2017. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2018 and December 31, 2017 are presented in the table below.

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$19,713	$19,074	$18,570	$18,102

Financial Liabilities
Deposits	$1,293,272	$1,293,215	$1,022,180	$1,022,102
Note payable	$74,384	$74,384	$79,611	$79,611

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Commitments and Contingencies
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
The third and final performance period under an earn-out provision for the acquisition of our tax refund processing business ended on June 30, 2017. We believe that our tax refund processing business did not achieve its earn-out performance target for the fiscal year performance period based on the provisions of the contract and therefore, the total potential payout of $26 million has not been accrued on our balance sheet as of March 31, 2018. We are currently in the process of resolving the final earn-out calculation with the selling shareholders with the assistance of a neutral third party who will make a determination of the final outcome. To the extent there is an unfavorable resolution for the earn-out payment, we may be required to make payment of up to $26 million.
During the quarter ended June 30, 2016, we continued our planned conversion of customer files from our legacy third-party card processor to our current third-party card processor. As part of the conversion process, a small percentage of our active account holders experienced limited disruptions in service. As a result of this limited disruption in service, two putative class action complaints were filed during the second quarter of 2016. Any settlement amount paid to resolve the consolidated class actions will be borne equally between us and our third-party card processor. We have recorded an estimated accrual of approximately $2.3 million, which represents our portion of the estimated total settlement amount, all of which our insurance carrier has agreed to reimburse us. This amount is recorded in other accrued liabilities and accounts receivable on our consolidated balance sheet as of March 31, 2018.
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
For additional information regarding overdrafts on cardholders’ accounts, refer to Note 6 — Accounts Receivable.
As of March 31, 2018 and December 31, 2017, we had restricted cash balances of $86.6 million and $90.9 million, which consist principally of funds required to collateralize a prefunding obligation with a business partner.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Significant Retailer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2018	2017
Walmart	33%	37%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	March 31, 2018	December 31, 2017
Walmart	32%	33%
Note 18—Segment Information
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
The Account Services segment consists of revenues and expenses derived from the Company's deposit account programs, such as prepaid cards, debit cards, consumer and small business checking accounts, secured credit cards, payroll debit cards and gift cards. These deposit account programs are marketed under several of the Company's leading consumer brand names and under the brand names of the Company's Banking as a Service, or "BaaS," partners. The Processing and Settlement Services segment consists of revenues and expenses derived from the Company's products and services that specialize in facilitating the movement of cash on behalf of consumers and businesses, such as consumer cash processing services, wage disbursements and tax refund processing services. The Corporate and Other segment primarily consists of eliminations of intersegment revenues and expenses, unallocated corporate expenses, depreciation and amortization, and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$222,434	$101,858	$(9,294)	$314,998
Operating expenses	169,488	50,673	18,457	238,618
Operating income	$52,946	$51,185	$(27,751)	$76,380

	Three Months Ended March 31, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$167,693	$93,710	$(8,402)	$253,001
Operating expenses	126,677	45,103	19,845	191,625
Operating income	$41,016	$48,607	$(28,247)	$61,376

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
Overview
Green Dot Corporation is a pro-consumer bank holding company and financial technology innovator with a mission to reinvent personal banking for the masses. We employ a unique “products and platform” operating model whereby we use our banking and technology assets to design, build and distribute our branded financial services products directly to consumers through a large-scale, omni-channel national distribution platform; while also allowing qualified third party partners to access those same banking and technology assets to design, build and distribute their own bespoke financial services directly to their consumers through their own distribution platforms. Through our six revenue divisions and our subsidiary bank, Green Dot Bank, we are a leading provider of prepaid cards, debit cards, checking accounts, secured credit cards, payroll debit cards, consumer cash processing services, wage disbursements and tax refund processing services. With approximately 100,000 major name U.S. retail stores selling our products, several leading direct-to-consumer websites, thousands of tax preparation offices, several apps available in the two leading app stores and distribution through several enterprise-scale “Banking as a Service,”or "BaaS," partnerships, we are one of the most broadly distributed banking franchises in the United States. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
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
Consumer Credit Card
We offer a secured credit card nationwide on a direct-to-consumer basis via both greendot.com/platinum and securedcardchoice.com. Our secured credit cards are designed to help people establish or rehabilitate their national credit bureau score. The credit line offered to the customer is backed by the customer's own security deposit held on deposit at Green Dot Bank or other banks in accounts held under our control. As such, we have no risk of material loss resulting from the customer's non-payment of their obligation. As the customer successfully uses their credit card and repays their obligations in accordance with the card’s terms and conditions, that successful repayment history is reported to the national credit bureaus which, in turn, can help improve the customer’s overall credit score. Customers have the option of funding their security deposits with cash and making monthly payments at Green Dot Network retail locations.
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

2018 Six Step Plan
In February 2018, we announced our 2018 Six Step Plan (the "2018 Plan") outlining our strategy to grow revenue, reduce expenses and appropriately allocate capital, all with the objective of driving EPS growth. The following describes each of the six steps within the 2018 Plan.
Step 1: Continue growing our number of active accounts year over year, and improve the unit economics of those accounts.
Step 2: Launch a new use case for MoneyPak and continue to increase the number of cash transfer transactions year over year.
Step 3: Make strategic investments in new, high potential initiatives.
Step 4: Drive increasing efficiencies across our consolidated operating platform to successfully expand margins year over year.
Step 5: Continue integration of 2017 acquisitions and look for new strategic acquisitions.
Step 6: Return capital to shareholders through share buy-backs.
Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017	Change	%
	(In thousands, except percentages)
Total operating revenues	$314,998	$253,001	$61,997	24.5%
Total operating expenses	238,618	191,625	46,993	24.5%
Net income	70,031	40,754	29,277	71.8%
Total operating revenues
Our total operating revenues for the three months ended March 31, 2018 increased $62.0 million, or 24.5%, over the prior year comparable period. Our growth was driven by a 19% increase in our active accounts and greater customer engagement as evidenced by growth in gross dollar volume and purchase volume within our Account Services segment. Total operating revenues also increased as a result of year-over-year growth in the total number of cash transfers and the number of tax refunds processed within our Processing and Settlement Services segment. In the first quarter of 2018, our Account Services segment had a mix of revenue from both our established product lines and several new product lines. Our new product lines currently have margins below our established product lines and as a result, we experienced year- over-year margin compression during the quarter. In the second half of 2018, we expect the revenue growth from our established product lines, as well as the maturation of our new products will offset the unfavorable mix impact in the first quarter.

Total operating expenses
Our total operating expenses for the three months ended March 31, 2018 increased $47.0 million, or 24.5% over the prior year comparable period. This increase was principally the result of higher sales and marketing expenses attributable to the year-over-year increase in operating revenues generated from products that are subject to revenue share payments to our distributors and partners, increases in processing expenses as a result of higher transactional usage and an increase in compensation and benefits expenses attributable to a growth in employee headcount, principally in late 2017, and third-party contractor costs to support our growth initiatives in 2018.
Income taxes
Income tax expense for the three months ended March 31, 2018 decreased $11.4 million, or 52.2%, from the prior year comparable period. This decrease was the result of a lower effective tax rate. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the US federal corporate tax rate from 35% to 21%, created new taxes on certain foreign-sourced earnings and certain related-party payments, eliminates certain deductions and enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property.
Key Metrics
Our key business metrics described in the latest Annual Report on Form 10-K have been revised to include additional product lines or services that have grown to become sufficiently material to warrant inclusion. Previously reported metrics have been restated herein for comparative purposes.
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products. Our dollar volume was $11.7 billion and $7.5 billion for the three months ended March 31, 2018 and 2017, respectively. We use this metric to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base and serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in dollar volume of 57% during the three months ended March 31, 2018, from the comparable prior year period was principally driven by higher dollar volume from direct deposit onto our products.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This includes general purpose reloadable prepaid card accounts, demand deposit or "checking" accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We had 6.01 million and 5.05 million active accounts outstanding as of March 31, 2018 and 2017, respectively. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. The increase in the number of active accounts of 19% was primarily driven by the launch of new products during the first quarter of 2018 and growth from our existing account programs.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $7.5 billion and $5.5 billion for the three months ended March 31, 2018 and 2017, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increases in purchase volume of 36% during the three months ended March 31, 2018 from the comparable prior year period was driven by an increase in Gross Dollar Volume, as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We processed 10.10 million and 9.30 million reload transactions in the three months ended March 31, 2018 and 2017, respectively. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 9% during the three months ended March 31, 2018 over the prior year comparable period due to growth in our updated MoneyPak PIN product utilized by our accounts holders as well as third-party programs. Our swipe reload service also increased, driven by the increase in active accounts, partially offset by an increase in direct deposit penetration in our active account portfolio as direct deposit customers, on average, perform fewer cash reloads.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 8.75 million and 8.60 million tax refund transactions in the three months ended March 31, 2018 and 2017, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The 2% increase in the number of tax refunds processed for the three months ended March 31, 2018 from the comparable prior year period was primarily driven by an increase of refunds processed through online tax filing software platforms, partially offset by a decrease in the number of refunds processed by traditional tax preparation providers.
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
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active accounts in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of products in our portfolio at any given point in time and upon the extent to which fees are waived based on various incentives provided to customers in an effort to encourage higher usage and retention. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of products in our portfolio at any given point in time and the extent to which cardholders use ATMs within our free network that carry no fee for cash withdrawal transactions. Our aggregate new card fee revenues vary based upon the number of GPR cards and checking accounts activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new account fees based on the product and/or the location or source where our products are purchased. Our aggregate other fees vary primarily based upon account sales of all types, gift card sales, purchase transactions and the number of active accounts in our portfolio.
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues, tax refund processing service revenues and Simply Paid disbursement revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues at the point in time when a customer of a third party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. We earn Simply Paid disbursement fees from our business partners at the point in time payment disbursements are made.
Interchange Revenues — We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, at the point in time when customers make purchase transactions using our products. Our aggregate interchange revenues vary based primarily on the number of active accounts in our portfolio, the average transactional volume of the active accounts in our portfolio and on the mix of cardholder purchases between those using signature identification technologies and those using personal identification numbers and the corresponding rates.
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
Compensation and Benefits Expenses — Compensation and benefits expenses represent the compensation and benefits that we provide to our employees and the payments we make to third-party contractors. While we have an in-house customer service function, we employ third-party contractors to conduct call center operations, handle routine customer service inquiries and provide consulting support in the area of IT operations and elsewhere. Compensation and benefits expenses associated with our customer service and loss management functions generally vary in line with the size of our active account portfolio, while the expenses associated with other functions do not.
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
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment and intangible assets, changes in contingent consideration, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active accounts in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, amortization of our acquired intangible assets, rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services.
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2018.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods Ended March 31, 2018 and 2017
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Three Months Ended March 31,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$130,060	41.3%	$100,969	39.9%
Processing and settlement service revenues	100,240	31.8	90,675	35.8
Interchange revenues	84,698	26.9	61,357	24.3
Total operating revenues	$314,998	100.0%	$253,001	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $130.1 million for the three months ended March 31, 2018, an increase of $29.1 million, or 29%, from the comparable prior year period. The increase is attributable to the year-over-year growth in the number of active accounts and the improved engagement by our account holders, resulting in increased revenues associated with ATM fees, monthly maintenance fees, transaction-based fees and new card fees earned within our Account Services segment.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $100.2 million for the three months ended March 31, 2018, an increase of $9.5 million, or 10%, from the comparable prior year period. The increase was driven primarily by a higher transaction volume and revenue earned per cash transfer, higher volume of tax refunds processed and an increase in disbursement transactions processed by our Simply Paid platform.
Interchange Revenues — Interchange revenues totaled $84.7 million for the three months ended March 31, 2018, an increase of $23.3 million, or 38%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume during the three months ended March 31, 2018.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$91,968	29.2%	$71,685	28.3%
Compensation and benefits expenses	54,507	17.3	41,218	16.3
Processing expenses	48,425	15.4	40,942	16.2
Other general and administrative expenses	43,718	13.9	37,780	14.9
Total operating expenses	$238,618	75.8%	$191,625	75.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $92.0 million for the three months ended March 31, 2018, an increase of $20.3 million, or 28% from the comparable prior year period. This increase was primarily driven by an $18.4 million increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements and an increase of $1.7 million in advertising expenses.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $54.5 million for the three months ended March 31, 2018, an increase of $13.3 million or 32% from the comparable prior year period. The increase was primarily the result of $9.6 million in higher salaries and wages and third party contractor expenses, both in support of our growth initiatives in 2018, and a $2.8 million increase in stock-based compensation.
Processing Expenses — Processing expenses totaled $48.4 million for the three months ended March 31, 2018, an increase of $7.5 million or 18% from the comparable prior year period. This increase was principally the result of higher volume of ATM and purchase transactions initiated by our account holders within our Account Services segment and higher merchant acquiring costs associated with peer-to-peer payment activity on our mobile-only accounts. The year-over-year increase was also attributable to the growth in disbursement transactions processed by our Simply Paid platform within our Processing and Settlement Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $43.7 million for the three months ended March 31, 2018, an increase of $5.9 million or 16%, from the comparable prior year period primarily due to increases of $4.4 million in transaction losses correlated with the increase in purchase volume, $1.7 million in amortization of acquired intangible assets and $0.9 million of telecommunication expenses. These increases were partially offset by a year-over-year decrease of $1.3 million in professional services expenses.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	0.9	1.4
General business credits	(0.6)	(1.0)
Employee stock-based compensation	(10.0)	(1.0)
Other	1.6	0.5
Effective tax rate	12.9%	34.9%
Our income tax expense decreased year-over-year by $11.4 million to $10.4 million for the three months ended March 31, 2018 due to a decrease in our effective tax rate from 34.9% to 12.9%. Our effective tax rate decreased primarily due to the Tax Act, which reduced the US federal corporate tax rate from 35% to 21%, as well as excess tax benefits recognized during the period related to our stock based compensation expense.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Total cash provided by (used in)
Operating activities	$88,869	$94,859
Investing activities	(10,503)	(127,953)
Financing activities	266,284	94,228
Increase in unrestricted cash, cash equivalents and restricted cash	$344,650	$61,134
For the three months ended March 31, 2018 and 2017, we financed our operations primarily through our cash flows from operations and certain financing activities. As of March 31, 2018, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.3 billion. We also consider our $148.5 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our senior credit facility will be sufficient to meet our working capital, capital expenditure and debt service requirements, as discussed below.
Cash Flows from Operating Activities
Our $88.9 million of net cash provided by operating activities during the three months ended March 31, 2018 was primarily the result of $70.0 million of net income, adjusted for certain non-cash operating items of $27.2 million and decreases in net changes in our working capital assets and liabilities of $8.4 million. Our $94.9 million of net cash provided by operating activities in the three months ended March 31, 2017 was primarily the result of $40.8 million of net income, adjusted for certain non-cash operating items of $22.7 million and increases in net changes in our working capital assets and liabilities of $31.4 million, driven principally by changes in our income taxes payable.
Cash Flows from Investing Activities
Our $10.5 million of net cash used in investing activities in the three months ended March 31, 2018 was due to the acquisition of property and equipment of $13.4 million, offset by proceeds from available-for-sale investment securities, net of purchases, sales and maturities, of $4.0 million. Our $128.0 million of net cash used in investing activities in the three months ended March 31, 2017 reflects payments related to our acquisition of UniRush of $139.3 million (net of cash acquired), the acquisition of property and equipment of $11.8 million offset by proceeds from available-for-sale investment securities, net of purchases, sales and maturities, of $24.3 million.
Cash Flows from Financing Activities
Our $266.3 million of net cash provided from financing activities during the three months ended March 31, 2018 was primarily the result of an increase of $271.1 million in customer deposits and $9.1 million in obligations to customers, offset by $15.9 million in tax payments made to net settle equity awards, and $5.6 million in repayments of our notes payable. Our $94.2 million of net cash provided by financing activities during the three months ended March 31, 2017 was primarily the result of increases of $88.9 million in customer deposits and $8.3 million in obligations to customers, and increases in net borrowings on our Revolving Facility of $50.0 million. In connection with our acquisition of UniRush, we borrowed $75 million under our Revolving Facility and additional subordinated notes payable of $20 million to the selling shareholders of UniRush. These amounts were repaid during the three months ended March 31, 2017. Additionally, we drew an aggregate of $130 million on our Revolving Facility for working capital needs, of which we repaid $80 million during the three months ended March 31, 2017. These increases were offset by $50.0 million used for our stock repurchase program and $5.6 million in repayments of our notes payable.
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
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions. As discussed above in Note 4—Business Combination to the Consolidated Financial Statements included herein, on February 28, 2017, we completed our acquisition of all the membership interests of UniRush for $142.2 million plus a minimum $4 million annual earn-out payment for five years following the closing. The earn-out payments will be made each year, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year, although any potential increase is not expected to be material to the overall purchase price.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (4.38% as of March 31, 2018). The balance outstanding on the Term Facility was $74.4 million and $79.6 million at March 31, 2018 and December 31, 2017, respectively, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings outstanding on our Revolving Facility at March 31, 2018. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At March 31, 2018, we were in compliance with all such covenants.

Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. In light of the number of new enterprise-level programs launched in late 2017 and early 2018 that may require additional capital to support our internal and regulatory capital and liquidity requirements, management and our Board of Directors do not intend to seek regulatory approval until such time we believe we have sufficient liquidity to support a repurchase program, which we believe would be, at the earliest, in the latter part of 2018.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of and for the three months ended March 31, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
As of March 31, 2018 and December 31, 2017, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2018 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$246,457	14.1%	4.0%	n/a
Common equity Tier 1 capital	$246,457	58.5%	4.5%	n/a
Tier 1 capital	$246,457	58.5%	6.0%	6.0%
Total risk-based capital	$250,787	59.5%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$147,730	11.0%	4.0%	5.0%
Common equity Tier 1 capital	$147,730	73.7%	4.5%	6.5%
Tier 1 capital	$147,730	73.7%	6.0%	8.0%
Total risk-based capital	$148,181	74.0%	8.0%	10.0%

	December 31, 2017
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$236,885	15.6%	4.0%	n/a
Common equity Tier 1 capital	$236,885	45.3%	4.5%	n/a
Tier 1 capital	$236,885	45.3%	6.0%	6.0%
Total risk-based capital	$240,509	46.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$95,461	10.2%	4.0%	5.0%
Common equity Tier 1 capital	$95,461	37.5%	4.5%	6.5%
Tier 1 capital	$95,461	37.5%	6.0%	8.0%
Total risk-based capital	$95,752	37.6%	8.0%	10.0%

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
As of March 31, 2018, we had $74.4 million in total debt outstanding under our $225.0 million credit agreement. Refer to Note 10 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of March 31, 2018, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
ITEM 1. Legal Proceedings
Refer to Note 16 — Commitments and Contingencies to the Consolidated Financial Statements included herein for information regarding our legal proceedings.
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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 33% for the three months ended March 31, 2018. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our ability to increase account usage and account holder retention and to attract new long-term users of our products can also have a significant effect on our operating revenues. We may be unable to generate increases in account usage, account holder retention or attract new long-term users of our products for a number of reasons, including our inability to maintain our existing distribution channels, the failure of our cardholder retention and usage incentives to influence account holder behavior, our inability to predict accurately consumer preferences or industry changes and to modify our products and services on a timely basis in response thereto, and our inability to produce new features and services that appeal to existing and prospective customers. As a result, our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting long-term users of our products.
Either of the above factors could have a material adverse impact on our business, operating results and financial condition.
Seasonal fluctuations in the use of our products and services impact our results of operations and cash flows.
Our results of operations and cash flows vary from quarter to quarter, and periodically decline, due to the seasonal nature of the use of our products and services. For example, our results of operations for the first half of each year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our accounts, which caused our operating revenues to be typically higher in the first halves of those years than they were in the corresponding second halves of those years. Our tax refund processing services business is also highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. Additionally, since the first quarter of 2018, our new business relationship with Intuit’s TurboTax software has been an incremental driver of active accounts and revenue for our Account Services segment, particularly during tax season. To the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our results of operations and cash flows from operating activities could fluctuate materially from period to period.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2018, interchange revenues represented 26.9% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
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

Our systems are susceptible to outages and interruptions due to fire, natural disaster, power loss, telecommunications failures, software or hardware defects, terrorist attacks and similar events. Furthermore, we currently ultilize third-party data center hosting facilities located in the United States and other countries. Interruptions in our service may result for a number of reasons. For example, the data center hosting facilities that we use could be closed without adequate notice or suffer unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add data centers and add capacity in our existing data centers, we could experience problems transferring customer accounts and data, impairing the delivery of our service. Any damage to, or failure of, our processes or systems generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service, causing customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures could reduce the attractiveness of our products and services, including our BaaS platform, and result in contract terminations, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could be damaging to our reputation and may adversely impact use of our products and services, including our BaaS platform, and adversely affect our ability to attract new customers and business partners. Additionally, some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $574.1 million as of March 31, 2018. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2018, we had assets subject to settlement risk of $179.5 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic downturns could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.

Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. If conditions in the United States become uncertain or deteriorate, we may experience a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We experience transitions among our executive officers from time to time. If we fail to manage any future transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1†
Amendment No. 5 to Amended and Restated Walmart MoneyCard Program Agreement dated as of March 8, 2018 by and among Green Dot Corporation, Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

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

Green Dot Corporation

Date:	May 10, 2018	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer