Form 10-Q
period 2018-06-30
GREEN DOT CORP
filed 2018-08-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,566,602 shares of Class A common stock outstanding, par value $.001 per share as of July 31, 2018.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,117,937	$919,243
Restricted cash	757	90,852
Investment securities available-for-sale, at fair value	15,000	11,889
Settlement assets	208,151	209,399
Accounts receivable, net	24,840	35,277
Prepaid expenses and other assets	42,057	47,086
Income tax receivable	—	7,459
Total current assets	1,408,742	1,321,205
Investment securities available-for-sale, at fair value	176,030	141,620
Loans to bank customers, net of allowance for loan losses of $1,173 and $291 as of June 30, 2018 and December 31, 2017, respectively	21,628	18,570
Prepaid expenses and other assets	7,930	8,179
Property and equipment, net	104,716	97,282
Deferred expenses	9,348	21,791
Net deferred tax assets	6,620	6,507
Goodwill and intangible assets	565,965	582,377
Total assets	$2,300,979	$2,197,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,693	$34,863
Deposits	1,068,067	1,022,180
Obligations to customers	75,269	95,354
Settlement obligations	13,078	6,956
Amounts due to card issuing banks for overdrawn accounts	1,819	1,371
Other accrued liabilities	108,600	123,397
Deferred revenue	19,642	30,875
Note payable	20,906	20,906
Income tax payable	49	74
Total current liabilities	1,347,123	1,335,976
Other accrued liabilities	21,100	30,520
Note payable	48,252	58,705
Net deferred tax liabilities	7,791	7,780
Total liabilities	1,424,266	1,432,981
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2018 and December 31, 2017; 52,390 and 51,136 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	52	51
Additional paid-in capital	367,454	354,789
Retained earnings	510,298	410,440
Accumulated other comprehensive loss	(1,091)	(730)
Total stockholders’ equity	876,713	764,550
Total liabilities and stockholders’ equity	$2,300,979	$2,197,531
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$120,783	$107,340	$250,843	$208,309
Processing and settlement service revenues	60,618	51,675	160,858	142,350
Interchange revenues	76,948	63,533	161,646	124,890
Total operating revenues	258,349	222,548	573,347	475,549
Operating expenses:
Sales and marketing expenses	82,478	70,144	174,446	141,829
Compensation and benefits expenses	54,478	50,866	108,985	92,084
Processing expenses	46,363	44,754	94,788	85,696
Other general and administrative expenses	47,849	36,593	91,567	74,373
Total operating expenses	231,168	202,357	469,786	393,982
Operating income	27,181	20,191	103,561	81,567
Interest income	5,789	2,323	11,389	5,177
Interest expense	(1,626)	(1,533)	(3,142)	(3,198)
Income before income taxes	31,344	20,981	111,808	83,546
Income tax expense	1,517	1,715	11,950	23,526
Net income	$29,827	$19,266	$99,858	$60,020

Basic earnings per common share:	$0.57	$0.39	$1.93	$1.19
Diluted earnings per common share:	$0.55	$0.37	$1.84	$1.14
Basic weighted-average common shares issued and outstanding:	52,105	50,013	51,774	50,234
Diluted weighted-average common shares issued and outstanding:	54,390	52,452	54,301	52,577
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$29,827	$19,266	$99,858	$60,020
Other comprehensive income (loss)
Unrealized holding gains (losses), net of tax	193	(20)	(361)	(7)
Comprehensive income	$30,020	$19,246	$99,497	$60,013
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Operating activities
Net income	$99,858	$60,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,216	17,142
Amortization of intangible assets	16,411	14,742
Provision for uncollectible overdrawn accounts	41,817	37,438
Employee stock-based compensation	20,602	16,392
Amortization of premium on available-for-sale investment securities	704	692
Change in fair value of contingent consideration	—	(7,500)
Amortization of deferred financing costs	797	792
Impairment of capitalized software	175	1,014
Changes in operating assets and liabilities:
Accounts receivable, net	(31,380)	(7,954)
Prepaid expenses and other assets	5,278	(893)
Deferred expenses	12,443	9,249
Accounts payable and other accrued liabilities	(16,383)	(9,286)
Deferred revenue	(9,992)	(13,267)
Income tax receivable/payable	7,460	24,548
Other, net	1,684	576
Net cash provided by operating activities	167,690	143,705

Investing activities
Purchases of available-for-sale investment securities	(79,026)	(57,818)
Proceeds from maturities of available-for-sale securities	29,283	43,232
Proceeds from sales of available-for-sale securities	11,028	18,666
Payments for acquisition of property and equipment	(27,376)	(20,924)
Net increase in loans	(4,292)	(2,763)
Acquisition, net of cash acquired	—	(141,493)
Net cash used in investing activities	(70,383)	(161,100)

Financing activities
Borrowings from notes payable	—	20,000
Repayments of borrowings from notes payable	(11,250)	(31,250)
Borrowings on revolving line of credit	—	335,000
Repayments on revolving line of credit	—	(335,000)
Proceeds from exercise of options	16,440	15,994
Taxes paid related to net share settlement of equity awards	(24,376)	(7,893)
Net increase (decrease) in deposits	45,887	(33,090)
Net (decrease) increase in obligations to customers	(12,715)	3,658
Contingent consideration payments	(2,694)	(723)
Repurchase of Class A common stock	—	(50,000)
Deferred financing costs	—	(164)
Net cash provided by (used in) financing activities	11,292	(83,468)

Net increase (decrease) in unrestricted cash, cash equivalents and restricted cash	108,599	(100,863)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,010,095	744,761
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,118,694	$643,898

Cash paid for interest	$2,345	$2,406
Cash paid for/(refund from) income taxes	$4,285	$(1,057)

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,117,937	$594,538
Restricted cash	757	49,360
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,118,694	$643,898
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a pro-consumer bank holding company and financial technology innovator with a mission to reinvent personal banking for the masses. We employ a unique “products and platform” operating model whereby we use our banking and technology assets to design, build and distribute our branded financial services products directly to consumers through a large-scale omni-channel national distribution platform, while also allowing qualified third party partners to access those same banking and technology assets to design, build and distribute their own bespoke financial services which we provide directly to consumers through their own distribution platforms. Through our six revenue divisions and our subsidiary bank, Green Dot Bank, we are a leading provider of prepaid cards, debit cards, checking accounts, secured credit cards, payroll debit cards, consumer cash processing services, wage disbursements and tax refund processing services. With approximately 100,000 mostly major name U.S. retail stores selling our products, several leading direct-to-consumer websites, thousands of tax preparation offices, several apps available in the two leading app stores and distribution through several enterprise-scale “Banking as a Service,” or "BaaS," partnerships, we are one of the most broadly distributed banking franchises in the United States. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
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
Our BaaS Platform:
Through our BaaS Platform, we currently offer the following types of products and services in partnership with several of America’s largest retail, consumer, technology and financial services companies:

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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2018, other than the adoption of the accounting pronouncements discussed below. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a modified retrospective approach and early adoption is permitted. We are currently assessing the impact of the adoption of this principle on our consolidated financial statements. We have reviewed the requirements under the new standard, but have not yet quantified its effect on our consolidated financial statements upon adoption, or assessed its impact on our related disclosures or our internal controls over financial reporting. We anticipate adopting this ASU on January 1, 2019.
Recently adopted accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), and has been modified through additional technical corrections since its original issuance (collectively ASC 606). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under current GAAP. The core principle of ASU 2014-09, is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under previous GAAP. The standard allows companies to apply either a full retrospective approach, which requires applying the standard to each prior year reporting period presented, or a modified retrospective approach with a cumulative effect adjustment recognized upon adoption. We adopted the provisions of the standard on January 1, 2018 using the modified retrospective approach, which did not result in any cumulative adjustment to opening retained earnings nor did it have a material impact on our consolidated financial statements. The adoption of ASU 2014-09, however, requires expanded disclosures under the new guidance. See Note 3 - Revenues for further information and additional discussion around changes identified to our policies under the new accounting pronouncement.
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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments should be applied retrospectively to each period presented. We adopted the provisions of ASU 2016-18 on January 1, 2018, the effect of which resulted in an immaterial reclassification in presentation on our statement of cash flows, but had no effect on our consolidated financial results.
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
The impact of our adoption of ASC 606 was limited to a change in presentation of certain incentive agreements. Prior to the adoption of ASC 606, incentive payments with our retail distributors and other partners had generally been recorded as a reduction to revenues over the related period of benefit the incentive payment related. Upon the adoption of ASC 606, such payments are classified as sales and marketing expenses since these contractual arrangements have been determined to be outside the scope of contracts with our customers under the new accounting standard. The total amount of incentive payments recognized was $1.8 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $3.5 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively.
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
We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We recognize ATM fees when the withdrawal is made by the cardholder, which is the point in time our performance obligation is satisfied and service is performed. Since our cardholder agreements are considered daily service contracts, our performance obligations for these types of transactional based fees are satisfied on a daily basis, or as each transaction occurs.
Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, which we offer our cardholders at their election. Since our performance obligations are settled daily, we recognize most of these fees at the point in time the transactions occur which is when the underlying performance obligation is satisfied. In the case of our gift card program, we record the related revenues using the redemption method.

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
We earn tax refund processing service revenues when a customer of a third-party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. Revenues we earn from these services are generated from our contractual relationships with the tax software transmitters. These contracts may be multi-year agreements and vary in length, however, our underlying promise obligates us to process each refund transfer on a transaction by transaction basis as elected by the taxpayer. Accordingly, we recognize tax refund processing service revenues at the point in time we satisfy our performance obligation by remitting each taxpayer’s proceeds from his or her tax return.
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$124,785	$60,613	$261,311	$160,848
Transferred over time	72,070	881	149,416	1,772
Operating revenues	$196,855	$61,494	$410,727	$162,620
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Revenues (continued)
Significant Judgments and Estimates
Transaction prices related to our account services are based on stand-alone fees stated within the terms and conditions, however, may also include certain elements of variable consideration depending upon the product’s features, such as cardholder incentives, monthly fee concessions and reserves on accounts that may become overdrawn. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $9.4 million and $28.3 million for the three and six months ended June 30, 2018, respectively, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the period, and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, offset by the deferral of new card fees associated with cards sold during the period.
Costs to Obtain or Fulfill a Contract
Our incremental direct costs of obtaining a contract consist primarily of revenue share payments we make to our retail partners associated with new card sales. These commissions are generally capitalized upon payment and expensed over the period the corresponding revenue is recognized. These deferred commissions are not material and are included in deferred expenses on our Consolidated Balance Sheets.
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
Intangible assets consist primarily of customer relationships and trade names of approximately $58.5 million and $5.5 million, respectively. The customer relationships will be amortized over its estimated useful life of 5-10 years and the trade names will be amortized over a period of 15 years.
Our acquisition of UniRush was accounted for under the acquisition method of accounting, with the operating results of UniRush included in our consolidated statements of operations beginning March 1, 2017. Transaction costs incurred in connection with the acquisition were not material.
Unaudited pro forma financial information
The following unaudited pro forma summary financial results for the six months ended June 30, 2017 present the consolidated results of operations as if the acquisition of UniRush had occurred as of January 1, 2016, after the effect of certain adjustments, including interest expense on the debt used to fund the purchase, amortization of certain identifiable intangible assets, income and expense items not attributable to ongoing operations and related tax effects. The unaudited pro forma condensed consolidated statements of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The pro forma results for the six months ended June 30, 2017 have been presented for comparative purposes only and are not indicative of what would have occurred had the UniRush acquisition been made as of January 1, 2016, or of any potential results which may occur in the future.

	Six Months Ended June 30,
	2018	2017
	(In thousands, except per share data)
		(Pro forma)
Net revenues	$573,347	$494,834
Net income attributable to common stock	$99,858	$52,737
Basic earnings per common share	$1.93	$1.05
Diluted earnings per common share	$1.84	$1.00
Basic weighted-average common shares issued and outstanding	51,774	50,234
Diluted weighted-average common shares issued and outstanding	54,301	52,577

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2018
Negotiable certificate of deposit	$20,000	$—	$—	$20,000
Agency bond securities	14,952	—	(48)	14,904
Agency mortgage-backed securities	118,350	32	(1,514)	116,868
Municipal bonds	604	—	(21)	583
Asset-backed securities	38,756	—	(81)	38,675
Total investment securities	$192,662	$32	$(1,664)	$191,030

December 31, 2017
Corporate bonds	$1,000	$—	$—	$1,000
U.S. Treasury notes	10,921	—	(46)	10,875
Agency mortgage-backed securities	121,037	52	(1,055)	120,034
Municipal bonds	742	4	(7)	739
Asset-backed securities	20,952	—	(91)	20,861
Total investment securities	$154,652	$56	$(1,199)	$153,509
As of June 30, 2018 and December 31, 2017, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2018
Agency bond securities	$14,904	$(48)	$—	$—	$14,904	$(48)
Agency mortgage-backed securities	52,114	(366)	45,236	(1,148)	97,350	(1,514)
Municipal bonds	427	(12)	156	(9)	583	(21)
Asset-backed securities	29,436	(13)	9,238	(68)	38,674	(81)
Total investment securities	$96,881	$(439)	$54,630	$(1,225)	$151,511	$(1,664)

December 31, 2017
U.S. Treasury notes	$4,588	$(21)	$6,288	$(25)	$10,876	$(46)
Agency mortgage-backed securities	62,683	(453)	44,159	(602)	106,842	(1,055)
Municipal bonds	—	—	193	(7)	193	(7)
Asset-backed securities	2,134	(2)	18,727	(89)	20,861	(91)
Total investment securities	$69,405	$(476)	$69,367	$(723)	$138,772	$(1,199)
We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2018 or 2017 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Investment Securities (continued)
As of June 30, 2018, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$15,000	$15,000
Due after one year through five years	19,952	19,904
Due after five years through ten years	—	—
Due after ten years	604	583
Mortgage and asset-backed securities	157,106	155,543
Total investment securities	$192,662	$191,030
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 6—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Overdrawn account balances due from cardholders	$21,391	$17,856
Reserve for uncollectible overdrawn accounts	(17,087)	(14,471)
Net overdrawn account balances due from cardholders	4,304	3,385

Trade receivables	3,878	4,231
Reserve for uncollectible trade receivables	(67)	(3)
Net trade receivables	3,811	4,228

Receivables due from card issuing banks	7,267	6,309
Fee advances	232	16,194
Other receivables	9,226	5,161
Accounts receivable, net	$24,840	$35,277
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$15,796	$12,233	$14,471	$11,932
Provision for uncollectible overdrawn accounts:
Fees	20,353	17,310	36,132	34,269
Purchase transactions	3,079	1,882	5,685	3,169
Charge-offs	(22,141)	(17,806)	(39,201)	(35,751)
Balance, end of period	$17,087	$13,619	$17,087	$13,619

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2018
Residential	$—	$4	$7	$11	$4,043	$4,054
Commercial	—	—	—	—	323	323
Installment	1	—	—	1	1,056	1,057
Secured credit card	1,402	1,259	546	3,207	14,160	17,367
Total loans	$1,403	$1,263	$553	$3,219	$19,582	$22,801

Percentage of outstanding	6.2%	5.5%	2.4%	14.1%	85.9%	100.0%

December 31, 2017
Residential	$—	$—	$—	$—	$3,554	$3,554
Commercial	—	—	—	—	315	315
Installment	1	—	—	1	1,378	1,379
Secured credit card	1,223	593	424	2,240	11,373	13,613
Total loans	$1,224	$593	$424	$2,241	$16,620	$18,861

Percentage of outstanding	6.5%	3.1%	2.3%	11.9%	88.1%	100.0%
Secured Credit Card Loans
On August 31, 2017, we completed an asset acquisition of a secured credit card portfolio for approximately $8.1 million. In exchange for the payment, we received approximately $8.2 million of secured credit card receivables. All of our credit card receivables are collateralized by the cardholders' security deposits, which also act as the cardholders' credit limit.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the criteria for classification as nonperforming.

	June 30, 2018	December 31, 2017
	(In thousands)
Residential	$649	$502
Installment	214	191
Total loans	$863	$693
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

	June 30, 2018		December 31, 2017
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,405	$649	$3,038	$516
Commercial	323	—	315	—
Installment	695	362	1,059	320
Secured credit card	17,367	—	13,613	—
Total loans	$21,790	$1,011	$18,025	$836
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$649	$529	$516	$452
Installment	214	63	262	120
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$451	$281	$291	$277
Provision for loans	966	63	1,234	63
Loans charged off	(328)	(26)	(634)	(31)
Recoveries of loans previously charged off	84	1	282	10
Balance, end of period	$1,173	$319	$1,173	$319
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
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Restricted stock units granted	120	94	183	195
Weighted-average grant-date fair value	$71.20	$35.60	$67.17	$31.23

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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Performance based restricted stock units granted (1)	168	329	612	616
Weighted-average grant-date fair value	$71.47	$36.35	$49.04	$36.01

(1)
Performance awards granted also reflects the impact of any incremental shares awarded during the periods ended for performance periods completed. The grant date fair value for these awards are based on the grant price at the time of the initial award.

The total stock-based compensation expense recognized was $11.2 million and $9.9 million for the three months ended June 30, 2018 and 2017, respectively, and $20.6 million and $16.4 million for the six months ended June 30, 2018 and 2017, respectively. Total stock-based compensation expense includes amounts related to awards of stock options, restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan.
Note 9—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$834,693	$803,549
Other demand deposits	92,475	61,264
Total non-interest bearing deposit accounts	927,168	864,813
Interest-bearing deposit accounts
Checking accounts	119,112	140,555
Savings	10,042	10,523
GPR deposits	6,195	—
Time deposits, denominations greater than or equal to $100	4,133	4,752
Time deposits, denominations less than $100	1,417	1,537
Total interest-bearing deposit accounts	140,899	157,367
Total deposits	$1,068,067	$1,022,180

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2018
(In thousands)
Due in 2018	$1,126
Due in 2019	1,272
Due in 2020	1,280
Due in 2021	822
Due in 2022	788
Thereafter	262
Total time deposits	$5,550
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
As of June 30, 2018 and December 31, 2017, our outstanding debt, net of deferred financing costs of $2.1 million and $2.9 million, respectively, consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Term facility	$69,158	$79,611
Revolving facility	—	—
Total notes payable	$69,158	$79,611
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the six months ended June 30, 2018 and 2017, we made scheduled quarterly principal payments totaling $11.3 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of June 30, 2018 was 4.59%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $0.9 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2018, we were in compliance with all such covenants.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes
Income tax expense for the six months ended June 30, 2018 and 2017 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	0.6	(0.4)
General business credits	(0.7)	(2.1)
Employee stock-based compensation	(12.2)	(5.1)
Other	1.9	0.8
Effective tax rate	10.6%	28.2%
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
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. We remeasured deferred tax assets and liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21% and recorded a provisional tax benefit of $6.3 million. We also analyzed the transition tax on accumulated foreign subsidiary earnings and made a provisional determination that we have no additional tax obligation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts including estimates for certain employment compensation. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The SEC has provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting over the coming quarters.
The effective tax rate for the six months ended June 30, 2018 and 2017 differs from the statutory federal income tax rate of 21% and 35%, respectively, primarily due to state income taxes, net of federal tax benefits, general business credits and employee stock-based compensation. The decrease in the effective tax rate for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily due to the decrease in the statutory federal tax rate noted above and higher excess tax benefits related to stock compensation as a result of an increase in the value of our stock price at the time equity awards are vested or exercised.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2018 and 2017, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2014 through 2016. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of June 30, 2018, we have net operating loss carryforwards of approximately $37.7 million and $33.7 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. In addition, we have state business tax credits of approximately $9.8 million that can be carried forward indefinitely and other state business tax credits of approximately $1.2 million that will expire between 2023 and 2027.
As of June 30, 2018 and December 31, 2017, we had a liability of $6.7 million and $5.6 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes (continued)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Beginning balance	$5,560	$7,314
Increases related to positions taken during prior years	—	321
Increases related to positions taken during the current year	1,099	1,039
Decreases related to positions settled with tax authorities	—	(1,189)
Decreases as a result of a lapse of applicable statute of limitations	—	(636)
Ending balance	$6,659	$6,849

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$6,659	$6,849
As of June 30, 2018 and 2017, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.5 million, respectively.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$29,827	$19,266	$99,858	$60,020
Denominator:
Weighted-average Class A shares issued and outstanding	52,105	50,013	51,774	50,234
Basic earnings per Class A common share	$0.57	$0.39	$1.93	$1.19

Diluted earnings per Class A common share
Numerator:
Net income	$29,827	$19,266	$99,858	$60,020
Denominator:
Weighted-average Class A shares issued and outstanding	52,105	50,013	51,774	50,234
Dilutive potential common shares:
Stock options	343	759	441	706
Restricted stock units	1,236	1,418	1,296	1,368
Performance based restricted stock units	705	259	789	268
Employee stock purchase plan	1	3	1	1
Diluted weighted-average Class A shares issued and outstanding	54,390	52,452	54,301	52,577
Diluted earnings per Class A common share	$0.55	$0.37	$1.84	$1.14
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	56	—	73
Performance based restricted stock units	134	424	101	216
Total options and restricted stock units	134	480	101	289
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Fair Value Measurements (continued)
As of June 30, 2018 and December 31, 2017, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2018	(In thousands)
Assets
Negotiable certificate of deposit	$—	$20,000	$—	$20,000
Agency bond securities	—	14,904	—	14,904
Agency mortgage-backed securities	—	116,868	—	116,868
Municipal bonds	—	583	—	583
Asset-backed securities	—	38,675	—	38,675
Total assets	$—	$191,030	$—	$191,030

Liabilities
Contingent consideration	$—	$—	$14,664	$14,664

December 31, 2017
Assets
Corporate bonds	$—	$1,000	$—	$1,000
U.S. Treasury notes	—	10,875	—	10,875
Agency mortgage-backed securities	—	120,034	—	120,034
Municipal bonds	—	739	—	739
Asset-backed securities	—	20,861	—	20,861
Total assets	$—	$153,509	$—	$153,509

Liabilities
Contingent consideration	$—	$—	$17,358	$17,358
We based the fair value of our fixed income securities held as of June 30, 2018 and December 31, 2017 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2018 or 2017.
The following table presents changes in our contingent consideration payable for the three and six months ended June 30, 2018 and 2017, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$17,156	$26,442	$17,358	$8,634
Issuance	—	—	—	18,000
Payments of contingent consideration	(2,492)	(531)	(2,694)	(723)
Purchase accounting adjustment	—	3,500	—	3,500
Change in fair value of contingent consideration	—	(7,500)	—	(7,500)
Balance, end of period	$14,664	$21,911	$14,664	$21,911

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2018 and December 31, 2017 are presented in the table below.

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$21,628	$20,845	$18,570	$18,102

Financial Liabilities
Deposits	$1,068,067	$1,068,005	$1,022,180	$1,022,102
Note payable	$69,158	$69,158	$79,611	$79,611

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
The third and final performance period under an earn-out provision for the acquisition of our tax refund processing business ended on June 30, 2017. We believe that our tax refund processing business did not achieve its earn-out performance target for the fiscal year performance period based on the provisions of the contract and therefore, the total potential payout of $26 million has not been accrued on our balance sheet as of June 30, 2018. We are currently in the process of resolving the final earn-out calculation with the selling shareholders with the assistance of a neutral third party who will make a determination of the final outcome. To the extent there is an unfavorable resolution for the earn-out payment, we may be required to make payment of up to $26 million.
During the quarter ended June 30, 2016, we were in the process of our planned conversion of customer files from our legacy third-party card processor to our current third-party card processor. As part of the conversion process, a small percentage of our active account holders experienced limited disruptions in service. As a result of this limited disruption in service, two putative class action complaints were filed during the second quarter of 2016. We agreed with our third-party card processor that any payments to resolve the consolidated class actions would be borne equally between us and our third-party card processor. We previously recorded an accrual of approximately $2.3 million, which represented our portion of the estimated total settlement amount, all of which our insurance carrier agreed to reimburse us. During the three months ended June 30, 2018, we settled the class actions and began making payments to those members of the class. As of June 30, 2018, we have paid approximately $2.2 million of the accrued liability, the balance of which is expected to be paid to remaining class members shortly thereafter.
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
As of June 30, 2018 and December 31, 2017, we had restricted cash balances of $0.8 million and $90.9 million, which consist principally of funds required to collateralize a prefunding obligation with a business partner.

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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Walmart	37%	40%	35%	38%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	June 30, 2018	December 31, 2017
Walmart	29%	33%
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
The Account Services segment consists of revenues and expenses derived from our deposit account programs, such as prepaid cards, debit cards, consumer and small business checking accounts, secured credit cards, payroll debit cards and gift cards. These deposit account programs are marketed under several of our leading consumer brand names and under the brand names of our Banking as a Service, or "BaaS," partners. The Processing and Settlement Services segment consists of revenues and expenses derived from our products and services that specialize in facilitating the movement of cash on behalf of consumers and businesses, such as consumer cash processing services, wage disbursements and tax refund processing services. The Corporate and Other segment primarily consists of eliminations of intersegment revenues and expenses, unallocated corporate expenses, depreciation and amortization, and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$204,265	$61,906	$(7,822)	$258,349
Operating expenses	165,748	42,849	22,571	231,168
Operating income	$38,517	$19,057	$(30,393)	$27,181

	Three Months Ended June 30, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$175,114	$55,064	$(7,630)	$222,548
Operating expenses	141,536	38,578	22,243	202,357
Operating income	$33,578	$16,486	$(29,873)	$20,191

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 18—Segment Information (continued)

	Six Months Ended June 30, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$426,699	$163,764	$(17,116)	$573,347
Operating expenses	335,236	93,522	41,028	469,786
Operating income	$91,463	$70,242	$(58,144)	$103,561

	Six Months Ended June 30, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$342,807	$148,774	$(16,032)	$475,549
Operating expenses	268,213	83,681	42,088	393,982
Operating income	$74,594	$65,093	$(58,120)	$81,567

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
Overview
Green Dot Corporation is a pro-consumer bank holding company and financial technology innovator with a mission to reinvent personal banking for the masses. We employ a unique “products and platform” operating model whereby we use our banking and technology assets to design, build and distribute our branded financial services products directly to consumers through a large-scale, omni-channel national distribution platform, while also allowing qualified third party partners to access those same banking and technology assets to design, build and distribute their own bespoke financial services which we provide directly to consumers through their own distribution platforms. Through our six revenue divisions and our subsidiary bank, Green Dot Bank, we are a leading provider of prepaid cards, debit cards, checking accounts, secured credit cards, payroll debit cards, consumer cash processing services, wage disbursements and tax refund processing services. With approximately 100,000 mostly major name U.S. retail stores selling our products, several leading direct-to-consumer websites, thousands of tax preparation offices, several apps available in the two leading app stores and distribution through several enterprise-scale “Banking as a Service,” or "BaaS," partnerships, we are one of the most broadly distributed banking franchises in the United States. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
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
Our BaaS Platform
Through our BaaS Platform, we currently offer the following types of products and services in partnership with several of America’s largest retail, consumer, technology and financial services companies:

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
Green Dot Bank also generates interest income through management of its capital and the increasing deposits it receives in respect of our products and services as well as the products and services we enable for our BaaS platform partners.
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

•	Small business lending to independent tax preparation providers that seek small advances in order to help provide working capital prior to generating income during the tax filing season;

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
Step 6: Return capital to shareholders through share buy-backs.
Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	%	2018	2017	Change	%
	(In thousands, except percentages)
Total operating revenues	$258,349	$222,548	$35,801	16.1%	$573,347	$475,549	$97,798	20.6%
Total operating expenses	231,168	202,357	28,811	14.2%	469,786	393,982	75,804	19.2%
Net income	29,827	19,266	10,561	54.8%	99,858	60,020	39,838	66.4%
Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2018 increased $35.8 million and $97.8 million, respectively, or 16.1% and 20.6%, respectively, over the prior year comparable periods. Our growth was driven by a 14% increase year-over-year in our active accounts and greater customer engagement as evidenced by growth in gross dollar volume and purchase volume within our Account Services segment. Total operating revenues also increased as a result of year-over-year growth in the total number of cash transfers and the number of tax refunds processed within our Processing and Settlement Services segment. In the first half of 2018, our Account Services segment had a mix of revenue from both our established product lines and several new product lines. Our new product lines currently have margins below our established product lines and as a result, we experienced year-over-year margin compression during the three and six months ended June 30, 2018. In the second half of 2018, we expect the revenue growth from our established product lines, as well as the maturation of our new products will offset the unfavorable mix impact in the first half of the year.

Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2018 increased $28.8 million and $75.8 million, respectively, or 14.2% and 19.2%, respectively, over the prior year comparable periods. This increase was principally the result of higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products that are subject to revenue share payments to our distributors and partners, other general and administrative expenses due to transaction losses correlated with higher purchase volume and the absence of a favorable reduction in our contingent consideration liability taken in the prior year, processing expenses as a result of higher transactional usage and compensation and benefits expenses attributable to a growth in employee headcount, principally in late 2017, and third-party contractor costs to support our growth initiatives in 2018.
Income taxes
Income tax expense for the three and six months ended June 30, 2018 decreased $0.2 million and $11.6 million, respectively, or 11.5% and 49.2%, respectively, from the prior year comparable period. This decrease was the result of a lower effective tax rate. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the US federal corporate tax rate from 35% to 21%, created new taxes on certain foreign-sourced earnings and certain related-party payments, eliminates certain deductions and enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property.
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
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products. Our dollar volume was $9.4 billion and $7.5 billion for the three months ended June 30, 2018 and 2017, respectively, and $21.1 billion and $15.0 billion for the six months ended June 30, 2018 and 2017, respectively. We use this metric to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base and serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in dollar volume of 25% and 41% during the three and six months ended June 30, 2018, respectively, from the comparable prior year periods were principally driven by higher dollar volume from direct deposit onto our products and the launch of several new product lines.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This includes general purpose reloadable prepaid card accounts, demand deposit or "checking" accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We had 5.86 million and 5.15 million active accounts outstanding as of June 30, 2018 and 2017, respectively. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. The increase in the number of active accounts of 14% was primarily driven by the launch of new products during the first quarter of 2018 and growth from our existing account programs.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $6.3 billion and $5.2 billion for the three months ended June 30, 2018 and 2017, respectively, and $13.8 billion and $10.7 billion for the six months ended June 30, 2018 and 2017, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increases in purchase volume of 21% and 28% during the three and six months ended June 30, 2018, respectively, from the comparable prior year periods were driven by an increase in Gross Dollar Volume, as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We processed 10.56 million and 9.55 million reload transactions in the three months ended June 30, 2018 and 2017, respectively, and 20.66 million and 18.85 million reload transactions in the six months ended June 30, 2018 and 2017, respectively. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 11% and 10% during the three and six months ended June 30, 2018, respectively, over the prior year comparable periods due to growth in our updated MoneyPak PIN product utilized by our accounts holders as well as third-party programs. Our swipe reload service also increased, driven by the increase in active accounts, partially offset by an increase in direct deposit penetration in our active account portfolio as direct deposit customers, on average, perform fewer cash reloads.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 2.79 million and 2.41 million tax refund transactions in the three months ended June 30, 2018 and 2017, respectively, and 11.54 million and 11.01 million tax refund transactions in the six months ended June 30, 2018 and 2017, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The increases in the number of tax refunds processed of 16% and 5% for the three and six months ended June 30, 2018, respectively, from the comparable prior year periods were primarily driven by an increase of refunds processed through online tax filing software platforms, partially offset by a decrease in the number of refunds processed by traditional tax preparation providers.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2018.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods Ended June 30, 2018 and 2017
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Three Months Ended June 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$120,783	46.7%	$107,340	48.2%
Processing and settlement service revenues	60,618	23.5	51,675	23.2
Interchange revenues	76,948	29.8	63,533	28.6
Total operating revenues	$258,349	100.0%	$222,548	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $120.8 million for the three months ended June 30, 2018, an increase of $13.5 million, or 13%, from the comparable prior year period. The increase is attributable to the year-over-year growth in the number of active accounts and the improved engagement by our account holders, resulting in increased revenues associated with ATM fees, monthly maintenance fees, transaction-based fees and new card fees earned within our Account Services segment.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $60.6 million for the three months ended June 30, 2018, an increase of $8.9 million, or 17%, from the comparable prior year period. The increase was driven primarily by a higher transaction volume and revenue earned per cash transfer, higher volume of tax refunds processed and an increase in disbursement transactions processed by our Simply Paid platform.
Interchange Revenues — Interchange revenues totaled $76.9 million for the three months ended June 30, 2018, an increase of $13.4 million, or 21%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume during the three months ended June 30, 2018.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$82,478	31.9%	$70,144	31.5%
Compensation and benefits expenses	54,478	21.1	50,866	22.9
Processing expenses	46,363	17.9	44,754	20.1
Other general and administrative expenses	47,849	18.5	36,593	16.5
Total operating expenses	$231,168	89.4%	$202,357	91.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $82.5 million for the three months ended June 30, 2018, an increase of $12.4 million, or 18% from the comparable prior year period. This increase was primarily driven by an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements, partially offset by a year-over-year decrease of $1.2 million in advertising expenses.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $54.5 million for the three months ended June 30, 2018, an increase of $3.6 million or 7% from the comparable prior year period. The increase was primarily the result of $2.6 million in higher third party contractor expenses in support of our growth initiatives in 2018 and a $1.4 million increase in employee stock-based compensation.
Processing Expenses — Processing expenses totaled $46.4 million for the three months ended June 30, 2018, an increase of $1.6 million or 4% from the comparable prior year period. This increase was principally the result of higher volume of ATM and purchase transactions initiated by our account holders and higher merchant acquiring costs associated with peer-to-peer payment activity on our mobile-only accounts by our cardholders within our Account Services segment. The year-over-year increase was also attributable to the growth in disbursement transactions processed by our Simply Paid platform within our Processing and Settlement Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $47.8 million for the three months ended June 30, 2018, an increase of $11.2 million or 31%, from the comparable prior year period primarily due to an increase in transaction losses correlated with the increase in purchase volume relative to the comparable prior year period. Additionally, the comparable prior year period had a favorable reduction in our contingent consideration liability of $7.5 million and there was no such reduction for the three months ended June 30, 2018. These increases were partially offset by a year-over-year decrease in legal expenses primarily resulting from a $3.5 million legal settlement during the three months ended June 30, 2017.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	(0.3)	(5.7)
General business credits	(0.8)	(5.4)
Employee stock-based compensation	(17.8)	(17.3)
Other	2.6	1.6
Effective tax rate	4.7%	8.2%
Our income tax expense decreased year-over-year by $0.2 million to $1.5 million for the three months ended June 30, 2018 due to a decrease in our effective tax rate from 8.2% to 4.7%. Our effective tax rate decreased primarily due to the Tax Act, which reduced the US federal corporate tax rate from 35% to 21%, as well as excess tax benefits recognized during the period related to our employee stock-based compensation expense. These decreases were offset by higher business credits and state income tax benefits recorded in the comparable prior year period.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Six-Month Periods Ended June 30, 2018 and 2017
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Six Months Ended June 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$250,843	43.8%	$208,309	43.8%
Processing and settlement service revenues	160,858	28.1	142,350	29.9
Interchange revenues	161,646	28.1	124,890	26.3
Total operating revenues	$573,347	100.0%	$475,549	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $250.8 million for the six months ended June 30, 2018, an increase of $42.5 million, or 20%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2018 and 2017—Operating Revenues—Card Revenues and Other Fees."
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $160.9 million for the six months ended June 30, 2018, an increase of $18.5 million, or 13%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2018 and 2017—Operating Revenues—Processing and Settlement Service Revenues."

Interchange Revenues — Interchange revenues totaled $161.6 million for the six months ended June 30, 2018, an increase of $36.7 million, or 29%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2018 and 2017—Operating Revenues—Interchange Revenues."
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$174,446	30.4%	$141,829	29.8%
Compensation and benefits expenses	108,985	19.0	92,084	19.4
Processing expenses	94,788	16.5	85,696	18.0
Other general and administrative expenses	91,567	16.0	74,373	15.6
Total operating expenses	$469,786	81.9%	$393,982	82.8%
Sales and Marketing Expenses — Sales and marketing expenses totaled $174.4 million for the six months ended June 30, 2018, an increase of $32.6 million, or 23% from the comparable period in 2017. This increase was principally the result of an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $109.0 million for the six months ended June 30, 2018, an increase of $16.9 million or 18% from the comparable prior year period. The increase was principally the result of $11.4 million in higher salaries and wages and third party contractor expenses in support of our growth initiatives in 2018 and a $4.2 million increase in employee stock-based compensation.
Processing Expenses — Processing expenses totaled $94.8 million for the six months ended June 30, 2018, an increase of $9.1 million or 11% from the comparable period in 2017. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2018 and 2017—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $91.6 million for the six months ended June 30, 2018, an increase of $17.2 million or 23%, from the comparable period in 2017 primarily due to an increase in transaction losses correlated with the increase in purchase volume relative to the comparable prior year period. Additionally, the comparable prior year period had a favorable reduction in our contingent consideration liability of $7.5 million, of which there was no such reduction for the six months ended June 30, 2018 and an increase of $2.7 million in depreciation and amortization expense of property and equipment and intangible assets. These increases were partially offset by a year-over-year decrease in legal expenses primarily resulting from a $3.5 million legal settlement during the six months ended June 30, 2017.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	0.6	(0.4)
General business credits	(0.7)	(2.1)
Employee stock-based compensation	(12.2)	(5.1)
Other	1.9	0.8
Effective tax rate	10.6%	28.2%

Our income tax expense decreased by $11.6 million to $12.0 million for the six months ended June 30, 2018 from the comparable period in 2017 due to the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2018 and 2017—Income Tax Expense."
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Total cash provided by (used in)
Operating activities	$167,690	$143,705
Investing activities	(70,383)	(161,100)
Financing activities	11,292	(83,468)
Increase (decrease) in unrestricted cash, cash equivalents and restricted cash	$108,599	$(100,863)
For the six months ended June 30, 2018 and 2017, we financed our operations primarily through our cash flows generated from operations. As of June 30, 2018, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.1 billion. We also consider our $191.0 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $167.7 million of net cash provided by operating activities during the six months ended June 30, 2018 was primarily the result of $99.9 million of net income, adjusted for certain non-cash operating items of $56.9 million and increases in net changes in our working capital assets and liabilities of $10.9 million. Our $143.7 million of net cash provided by operating activities in the six months ended June 30, 2017 was primarily the result of $60.0 million of net income, adjusted for certain non-cash operating items of $43.3 million and increases in net changes in our working capital assets and liabilities of $40.4 million, driven principally by the utilization of our prior year income tax receivable to offset current year payments and the collection of short term advances from ERO tax partners.
Cash Flows from Investing Activities
Our $70.4 million of net cash used in investing activities in the six months ended June 30, 2018 was due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $38.7 million and the acquisition of property and equipment of $27.4 million. Our $161.1 million of net cash used in investing activities in the six months ended June 30, 2017 reflects payments related to our acquisition of UniRush of $141.5 million (net of cash acquired) and the acquisition of property and equipment of $20.9 million, offset by proceeds from available-for-sale investment securities, net of purchases, sales and maturities, of $4.1 million.
Cash Flows from Financing Activities
Our $11.3 million of net cash provided by financing activities during the six months ended June 30, 2018 was primarily the result of an increase of $45.9 million in customer deposits and $16.4 million in stock option exercise proceeds, offset by $24.4 million in tax payments made to net settle equity awards, a decrease of $12.7 million in obligations to customers and $11.3 million in repayments of our notes payable.
Our $83.5 million of net cash used in financing activities during the six months ended June 30, 2017 was primarily the result of $50.0 million used for repurchases under our stock repurchase program, a decrease of $33.1 million in customer deposits and $11.3 million in net repayments of our notes payable, offset by stock option exercise proceeds of $16 million. In connection with our acquisition of UniRush, we borrowed $75 million under our Revolving Facility and issued additional subordinated notes payable of $20 million to the selling shareholders of UniRush. These amounts were repaid during the six months ended June 30, 2017. Additionally, during the six months ended June 30, 2017, we borrowed and repaid in full an aggregate of $260 million under our Revolving Facility in connection with managing our short term working capital needs.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During the remainder of 2018, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect these capital expenditures will exceed the amount of our capital expenditures in 2017 as we reinvest a portion of the incremental cash flow we expect to generate as a result of the Tax Act and the expected lower effective tax rate.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (4.59% as of June 30, 2018). The balance outstanding on the Term Facility was $69.2 million and $79.6 million at June 30, 2018 and December 31, 2017, respectively, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings outstanding on our Revolving Facility at June 30, 2018. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At June 30, 2018, we were in compliance with all such covenants.
Stock Repurchase Program
Over the course of 2015, 2016 and 2017, we repurchased 6.5 million shares of our Class A Common Stock at an average price of approximately $23 under our then authorized $150 million stock repurchase program. In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. Management and our Board of Directors periodically review opportunities for responsible and prudent capital allocation, including investing capital to support our strategic initiatives. Stock repurchases and certain other uses of capital are subject to regulatory approval and compliance with our internal and regulatory capital and liquidity requirements.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of and for the six months ended June 30, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
As of June 30, 2018 and December 31, 2017, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2018 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$309,480	16.9%	4.0%	n/a
Common equity Tier 1 capital	$309,480	72.9%	4.5%	n/a
Tier 1 capital	$309,480	72.9%	6.0%	6.0%
Total risk-based capital	$314,086	74.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$154,055	11.1%	4.0%	5.0%
Common equity Tier 1 capital	$154,055	65.2%	4.5%	6.5%
Tier 1 capital	$154,055	65.2%	6.0%	8.0%
Total risk-based capital	$155,255	65.7%	8.0%	10.0%

	December 31, 2017
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$236,885	15.6%	4.0%	n/a
Common equity Tier 1 capital	$236,885	45.3%	4.5%	n/a
Tier 1 capital	$236,885	45.3%	6.0%	6.0%
Total risk-based capital	$240,509	46.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$95,461	10.2%	4.0%	5.0%
Common equity Tier 1 capital	$95,461	37.5%	4.5%	6.5%
Tier 1 capital	$95,461	37.5%	6.0%	8.0%
Total risk-based capital	$95,752	37.6%	8.0%	10.0%

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
As of June 30, 2018, we had $69.2 million in total debt outstanding under our $225.0 million credit agreement. Refer to Note 10 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of June 30, 2018, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 37% and 35% for the three and six months ended June 30, 2018, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2018, interchange revenues represented 29.8% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $566.0 million as of June 30, 2018. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2018, we had assets subject to settlement risk of $208.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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

10.1†
Amendment No. 6 to Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2018 by and among Green Dot Corporation, Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Green Dot Bank.

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

Green Dot Corporation

Date:	August 9, 2018	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer