Form 10-Q
period 2018-09-30
GREEN DOT CORP
filed 2018-11-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,701,571 shares of Class A common stock outstanding, par value $.001 per share as of October 31, 2018.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,037,617	$919,243
Restricted cash	559	90,852
Investment securities available-for-sale, at fair value	14,946	11,889
Settlement assets	291,113	209,399
Accounts receivable, net	27,405	35,277
Prepaid expenses and other assets	46,150	47,086
Income tax receivable	5,071	7,459
Total current assets	1,422,861	1,321,205
Investment securities available-for-sale, at fair value	208,931	141,620
Loans to bank customers, net of allowance for loan losses of $1,334 and $291 as of September 30, 2018 and December 31, 2017, respectively	21,917	18,570
Prepaid expenses and other assets	7,657	8,179
Property and equipment, net	110,205	97,282
Deferred expenses	8,008	21,791
Net deferred tax assets	6,691	6,507
Goodwill and intangible assets	557,790	582,377
Total assets	$2,344,060	$2,197,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,205	$34,863
Deposits	1,006,202	1,022,180
Obligations to customers	144,278	95,354
Settlement obligations	14,885	6,956
Amounts due to card issuing banks for overdrawn accounts	2,274	1,371
Other accrued liabilities	137,516	123,397
Deferred revenue	18,195	30,875
Note payable	20,906	20,906
Income tax payable	68	74
Total current liabilities	1,374,529	1,335,976
Other accrued liabilities	26,985	30,520
Note payable	43,025	58,705
Net deferred tax liabilities	7,791	7,780
Total liabilities	1,452,330	1,432,981
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2018 and December 31, 2017; 52,664 and 51,136 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	53	51
Additional paid-in capital	378,103	354,789
Retained earnings	514,871	410,440
Accumulated other comprehensive loss	(1,297)	(730)
Total stockholders’ equity	891,730	764,550
Total liabilities and stockholders’ equity	$2,344,060	$2,197,531
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$113,474	$100,781	$364,317	$309,090
Processing and settlement service revenues	43,043	36,681	203,901	179,031
Interchange revenues	74,060	64,151	235,706	189,041
Total operating revenues	230,577	201,613	803,924	677,162
Operating expenses:
Sales and marketing expenses	72,745	65,586	247,191	207,415
Compensation and benefits expenses	57,070	47,271	166,055	139,355
Processing expenses	43,654	34,027	138,442	119,723
Other general and administrative expenses	62,193	41,677	153,760	116,050
Total operating expenses	235,662	188,561	705,448	582,543
Operating (loss) income	(5,085)	13,052	98,476	94,619
Interest income	6,153	2,635	17,542	7,812
Interest expense	(1,388)	(1,397)	(4,530)	(4,595)
(Loss) income before income taxes	(320)	14,290	111,488	97,836
Income tax (benefit) expense	(4,893)	651	7,057	24,177
Net income	$4,573	$13,639	$104,431	$73,659

Basic earnings per common share:	$0.09	$0.27	$2.01	$1.46
Diluted earnings per common share:	$0.08	$0.26	$1.92	$1.40
Basic weighted-average common shares issued and outstanding:	52,580	50,519	52,046	50,330
Diluted weighted-average common shares issued and outstanding:	54,615	52,923	54,437	52,788
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$4,573	$13,639	$104,431	$73,659
Other comprehensive loss
Unrealized holding losses, net of tax	(206)	(199)	(567)	(206)
Comprehensive income	$4,367	$13,440	$103,864	$73,453
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Operating activities
Net income	$104,431	$73,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,154	25,282
Amortization of intangible assets	24,586	22,926
Provision for uncollectible overdrawn accounts	63,358	58,505
Employee stock-based compensation	37,373	27,384
Amortization of premium on available-for-sale investment securities	914	1,157
Change in fair value of contingent consideration and related accruals	13,500	(7,500)
Amortization of deferred financing costs	1,195	1,191
Impairment of capitalized software	352	1,066
Changes in operating assets and liabilities:
Accounts receivable, net	(55,486)	(35,866)
Prepaid expenses and other assets	1,458	(4,775)
Deferred expenses	13,783	9,025
Accounts payable and other accrued liabilities	(13,315)	(12,541)
Deferred revenue	(11,587)	(12,764)
Income tax receivable/payable	2,452	14,711
Other, net	3,174	1,888
Net cash provided by operating activities	214,342	163,348

Investing activities
Purchases of available-for-sale investment securities	(128,991)	(58,665)
Proceeds from maturities of available-for-sale securities	45,774	57,784
Proceeds from sales of available-for-sale securities	11,125	29,074
Payments for acquisition of property and equipment	(43,397)	(32,373)
Net increase in loans	(5,617)	(13,732)
Acquisition, net of cash acquired	—	(141,493)
Net cash used in investing activities	(121,106)	(159,405)

Financing activities
Borrowings from notes payable	—	20,000
Repayments of borrowings from notes payable	(16,875)	(36,875)
Borrowings on revolving line of credit	—	335,000
Repayments on revolving line of credit	—	(335,000)
Proceeds from exercise of options	19,123	18,183
Taxes paid related to net share settlement of equity awards	(33,180)	(12,737)
Net (decrease) increase in deposits	(5,506)	97,270
Net decrease in obligations to customers	(24,861)	(11,835)
Contingent consideration payments	(3,856)	(1,907)
Repurchase of Class A common stock	—	(50,000)
Deferred financing costs	—	(164)
Net cash (used in) provided by financing activities	(65,155)	21,935

Net increase in unrestricted cash, cash equivalents and restricted cash	28,081	25,878
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,010,095	744,761
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,038,176	$770,639

Cash paid for interest	$3,335	$3,404
Cash paid for income taxes	$4,313	$9,408

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,037,617	$708,265
Restricted cash	559	62,374
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,038,176	$770,639
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries), is a financial technology leader and bank holding company with a mission to power the banking industry’s branchless future. Enabled by proprietary technology and our wholly-owned commercial bank charter, our “Banking as a Service,” or "BaaS" platform is used by a growing list of America’s most prominent consumer and technology companies to design and deploy their own bespoke banking solutions to their customers and partners, while we use that same integrated technology and banking platform to design and deploy our own leading collection of banking and financial services products directly to consumers through one of the largest retail banking distribution platforms in America. Our products are marketed under brand names such as Green Dot, GoBank, MoneyPak, AccountNow, RushCard and RapidPay, and can be acquired through more than 100,000 retailers nationwide, thousands of corporate paycard partners, several “direct-2-consumer” branded websites, thousands of tax return preparation offices and accounting firms, thousands of neighborhood check cashing locations and both of the leading app stores. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
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
We also offer several products and services that specialize in facilitating the movement of cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point of sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to add funds to accounts we issue or accounts issued by other United States chartered and regulated third party banks; and e-cash remittance services, a service that allows a consumer to transfer money to a smartphone for fulfillment at a Green Dot participating retailer. We refer to these services collectively as our cash transfer products. We also provide disbursement services through our Simply Paid platform that enables a payment solution for companies to pay their workforce and customers in the time and

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization (continued)
manner they desire and provide tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2018, other than the adoption of the accounting pronouncements discussed below. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which amends ASC 350-40 to address implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. As a result, certain implementation costs incurred by companies under hosting arrangements will be deferred and amortized. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the pronouncement on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other ("ASU 2017-04"): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second s    tep resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We are currently evaluating the impact of the provisions of ASU 2017-04 on our consolidated financial statements; however, we do not anticipate it will have a material impact upon adoption.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance has been modified through additional technical corrections since its original issuance, including optional transition relief as provided for under ASU No. 2018-11- Leases (Topic 842): Targeted Improvements. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods and early adoption is permitted. We are currently assessing the impact of the adoption of this principle on our consolidated financial statements. We have reviewed the requirements under the new standard, and are in the process of quantifying its effect on our consolidated financial statements upon adoption and assessing its impact on our related disclosures or our internal controls over financial reporting. We anticipate adopting this ASU on January 1, 2019 on a prospective basis with a cumulative effect adjustment to retained earnings, if any, upon adoption.
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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments should be applied retrospectively to each period presented. We adopted the provisions of ASU 2016-18 on January 1, 2018, the effect of which resulted in an immaterial reclassification in presentation on our statement of cash flows and had no effect on our consolidated financial results.

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
The impact of our adoption of ASC 606 was limited to a change in presentation of certain incentive agreements. Prior to the adoption of ASC 606, incentive payments with our retail distributors and other partners had generally been recorded as a reduction to revenues over the related period of benefit the incentive payment related. Upon the adoption of ASC 606, such payments are classified as sales and marketing expenses since these contractual arrangements have been determined to be outside the scope of contracts with our customers under the new accounting standard. The total amount of incentive payments recognized was $1.8 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $5.3 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Revenues (continued)
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$120,427	$43,040	$381,738	$203,888
Transferred over time	66,196	914	215,612	2,686
Operating revenues	$186,623	$43,954	$597,350	$206,574
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
Significant Judgments and Estimates
Transaction prices related to our account services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cardholder incentives, monthly fee concessions and reserves on accounts that may become overdrawn. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.1 million and $28.5 million for the three and nine months ended September 30, 2018, respectively, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the period and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, offset by the deferral of new card fees associated with cards sold during the period.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Business Combination (continued)
Unaudited pro forma financial information
The following unaudited pro forma summary financial results for the nine months ended September 30, 2017 present the consolidated results of operations as if the acquisition of UniRush had occurred as of January 1, 2016, after the effect of certain adjustments, including interest expense on the debt used to fund the purchase, amortization of certain identifiable intangible assets, income and expense items not attributable to ongoing operations and related tax effects. The unaudited pro forma condensed consolidated statements of operations does not include any adjustments for any restructuring activities, operating efficiencies or cost savings. The pro forma results for the nine months ended September 30, 2017 have been presented for comparative purposes only and are not indicative of what would have occurred had the UniRush acquisition been made as of January 1, 2016, or of any potential results which may occur in the future.

	Nine Months Ended September 30,
	2018	2017
	(In thousands, except per share data)
		(Pro forma)
Net revenues	$803,924	$696,447
Net income attributable to common stock	$104,431	$66,026
Basic earnings per common share	$2.01	$1.31
Diluted earnings per common share	$1.92	$1.25
Basic weighted-average common shares issued and outstanding	52,046	50,330
Diluted weighted-average common shares issued and outstanding	54,437	52,788
Note 5—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2018
Negotiable certificate of deposit	$15,000	$—	$—	$15,000
Agency bond securities	19,712	—	(128)	19,584
Agency mortgage-backed securities	114,158	43	(1,730)	112,471
Municipal bonds	507	—	(30)	477
Asset-backed securities	76,452	2	(109)	76,345
Total investment securities	$225,829	$45	$(1,997)	$223,877

December 31, 2017
Corporate bonds	$1,000	$—	$—	$1,000
U.S. Treasury notes	10,921	—	(46)	10,875
Agency mortgage-backed securities	121,037	52	(1,055)	120,034
Municipal bonds	742	4	(7)	739
Asset-backed securities	20,952	—	(91)	20,861
Total investment securities	$154,652	$56	$(1,199)	$153,509

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Investment Securities (continued)
As of September 30, 2018 and December 31, 2017, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2018
Agency bond securities	$19,584	$(128)	$—	$—	$19,584	$(128)
Agency mortgage-backed securities	32,282	(328)	65,414	(1,402)	97,696	(1,730)
Municipal bonds	346	(21)	131	(9)	477	(30)
Asset-backed securities	55,665	(65)	9,259	(44)	64,924	(109)
Total investment securities	$107,877	$(542)	$74,804	$(1,455)	$182,681	$(1,997)

December 31, 2017
U.S. Treasury notes	$4,588	$(21)	$6,288	$(25)	$10,876	$(46)
Agency mortgage-backed securities	62,683	(453)	44,159	(602)	106,842	(1,055)
Municipal bonds	—	—	193	(7)	193	(7)
Asset-backed securities	2,134	(2)	18,727	(89)	20,861	(91)
Total investment securities	$69,405	$(476)	$69,367	$(723)	$138,772	$(1,199)
We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2018 or 2017 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2018, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$14,962	$14,946
Due after one year through five years	19,750	19,638
Due after five years through ten years	—	—
Due after ten years	507	477
Mortgage and asset-backed securities	190,610	188,816
Total investment securities	$225,829	$223,877
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Overdrawn account balances due from cardholders	$21,033	$17,856
Reserve for uncollectible overdrawn accounts	(16,280)	(14,471)
Net overdrawn account balances due from cardholders	4,753	3,385

Trade receivables	8,359	4,231
Reserve for uncollectible trade receivables	(1,101)	(3)
Net trade receivables	7,258	4,228

Receivables due from card issuing banks	6,779	6,309
Fee advances	3,010	16,194
Other receivables	5,605	5,161
Accounts receivable, net	$27,405	$35,277
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$17,087	$13,619	$14,471	$11,932
Provision for uncollectible overdrawn accounts:
Fees	17,404	19,124	53,536	53,393
Purchase transactions	4,137	1,943	9,822	5,112
Charge-offs	(22,348)	(19,299)	(61,549)	(55,050)
Balance, end of period	$16,280	$15,387	$16,280	$15,387
Note 7—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2018
Residential	$—	$—	$9	$9	$3,786	$3,795
Commercial	8	—	—	8	172	180
Installment	11	2	—	13	996	1,009
Secured credit card	1,582	1,505	1,104	4,191	14,076	18,267
Total loans	$1,601	$1,507	$1,113	$4,221	$19,030	$23,251

Percentage of outstanding	6.9%	6.5%	4.8%	18.2%	81.8%	100.0%

December 31, 2017
Residential	$—	$—	$—	$—	$3,554	$3,554
Commercial	—	—	—	—	315	315
Installment	1	—	—	1	1,378	1,379
Secured credit card	1,223	593	424	2,240	11,373	13,613
Total loans	$1,224	$593	$424	$2,241	$16,620	$18,861

Percentage of outstanding	6.5%	3.1%	2.3%	11.9%	88.1%	100.0%

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

	September 30, 2018	December 31, 2017
	(In thousands)
Residential	$422	$502
Installment	175	191
Total loans	$597	$693
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	September 30, 2018		December 31, 2017
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,373	$422	$3,038	$516
Commercial	180	—	315	—
Installment	665	344	1,059	320
Secured credit card	18,267	—	13,613	—
Total loans	$22,485	$766	$18,025	$836
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$422	$344	$516	$452
Installment	209	60	262	120

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$1,173	$319	$291	$277
Provision for loans	1,036	72	2,270	135
Loans charged off	(964)	(158)	(1,598)	(189)
Recoveries of loans previously charged off	89	4	371	14
Balance, end of period	$1,334	$237	$1,334	$237
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
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Restricted stock units granted	105	106	288	301
Weighted-average grant-date fair value	$79.71	$47.19	$71.74	$36.86
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Employee Stock-Based Compensation (continued)
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Performance based restricted stock units granted (1)	—	1	612	616
Weighted-average grant-date fair value	$—	$46.28	$49.04	$36.02

(1)
Performance awards granted also reflects the impact of any incremental shares awarded during the periods ended for performance periods completed. The grant date fair value for these awards are based on the grant price at the time of the initial award.

In April 2018, the compensation committee of our board of directors adopted a policy applicable to all employees that provides for vesting of equity awards in connection with a qualifying retirement (as defined in the policy), with the settlement or payout of those awards to be made in accordance with the applicable vesting schedule pertaining to such awards. The policy applies only with respect to restricted stock units and performance-based restricted stock units granted after January 1, 2018. Under the policy, following a qualified retirement, any substantial risk of forfeiture of the award by the eligible employee is eliminated. Accordingly, the related compensation expense is recognized immediately for awards granted to eligible employees or over the period from the grant date to the date a qualifying retirement is achieved, if less than the stated vesting period.
The total stock-based compensation expense recognized was $16.8 million and $11.0 million for the three months ended September 30, 2018 and 2017, respectively, and $37.4 million and $27.4 million for the nine months ended September 30, 2018 and 2017, respectively. Total stock-based compensation expense includes amounts related to awards of stock options, restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan, and reflects the effects of the adoption of the retirement policy during the current year.
Note 9—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$778,753	$803,549
Other demand deposits	90,981	61,264
Total non-interest bearing deposit accounts	869,734	864,813
Interest-bearing deposit accounts
Checking accounts	114,628	140,555
Savings	9,465	10,523
GPR deposits	7,198	—
Time deposits, denominations greater than or equal to $100	3,914	4,752
Time deposits, denominations less than $100	1,263	1,537
Total interest-bearing deposit accounts	136,468	157,367
Total deposits	$1,006,202	$1,022,180

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2018
(In thousands)
Due in 2018	$569
Due in 2019	1,267
Due in 2020	1,380
Due in 2021	835
Due in 2022	790
Thereafter	336
Total time deposits	$5,177
Note 10—Note Payable
In October 2014, we entered into a $225.0 million secured credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The credit agreement provides for: 1) a $75.0 million five-year revolving facility (the "Revolving Facility") and 2) a five-year $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the “Senior Credit Facility"). The credit agreement also includes an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, will allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million.
As of September 30, 2018 and December 31, 2017, our outstanding debt, net of deferred financing costs of $1.7 million and $2.9 million, respectively, consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Term facility	$63,931	$79,611
Revolving facility	—	—
Total notes payable	$63,931	$79,611
Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. During each of the nine months ended September 30, 2018 and 2017, we made scheduled quarterly principal payments totaling $16.9 million. The Senior Credit Facility matures on October 23, 2019 and any amounts then outstanding are due upon maturity.
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of September 30, 2018 was 4.81%. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $0.6 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At September 30, 2018, we were in compliance with all such covenants.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes
Income tax expense for the nine months ended September 30, 2018 and 2017 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	(0.1)	(0.5)
General business credits	(1.4)	(3.0)
Employee stock-based compensation	(16.1)	(8.2)
IRC 162(m) limitation	2.7	1.7
Other	0.2	(0.3)
Effective tax rate	6.3%	24.7%
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and makes significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, created new taxes on certain foreign-sourced earnings and certain related-party payments, eliminated certain deductions and enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. We remeasured deferred tax assets and liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21% and recorded a provisional tax benefit of $6.3 million. We also analyzed the transition tax on accumulated foreign subsidiary earnings and made a provisional determination that we have no additional tax obligation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts including estimates for certain employment compensation. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The SEC has provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting over the next quarter.
The effective tax rate for the nine months ended September 30, 2018 and 2017 differs from the statutory federal income tax rate of 21% and 35%, respectively, primarily due to state income taxes, net of federal tax benefits, general business credits, and employee stock-based compensation. The decrease in the effective tax rate for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily due to the decrease in the statutory federal tax rate noted above and higher excess tax benefits related to stock compensation as a result of an increase in the value of our stock price at the time equity awards are vested or exercised. In addition, the overall decrease in the effective tax rate for the nine months ended September 30, 2018 was partially offset by an increase to the IRC 162(m) limitation on executive compensation due to the Tax Act's repeal of the performance-based exception previously available under IRC 162(m).
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2018 and 2017, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2014 through 2016. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of September 30, 2018, we have net operating loss carryforwards of approximately $37.7 million and $33.7 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. In addition, we have state business tax credits of approximately $11.8 million that can be carried forward indefinitely and other state business tax credits of approximately $1.2 million that will expire between 2023 and 2027.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Income Taxes (continued)
As of September 30, 2018 and December 31, 2017, we had a liability of $6.5 million and $5.6 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Beginning balance	$5,560	$7,314
Increases related to positions taken during prior years	470	404
Increases related to positions taken during the current year	1,170	1,119
Decreases related to positions settled with tax authorities	—	(1,189)
Decreases as a result of a lapse of applicable statute of limitations	(664)	(1,392)
Ending balance	$6,536	$6,256

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$6,536	$6,256
As of September 30, 2018 and 2017, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.3 million.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$4,573	$13,639	$104,431	$73,659
Denominator:
Weighted-average Class A shares issued and outstanding	52,580	50,519	52,046	50,330
Basic earnings per Class A common share	$0.09	$0.27	$2.01	$1.46

Diluted earnings per Class A common share
Numerator:
Net income	$4,573	$13,639	$104,431	$73,659
Denominator:
Weighted-average Class A shares issued and outstanding	52,580	50,519	52,046	50,330
Dilutive potential common shares:
Stock options	214	790	372	764
Restricted stock units	1,032	1,292	1,223	1,404
Performance based restricted stock units	780	306	791	282
Employee stock purchase plan	9	16	5	8
Diluted weighted-average Class A shares issued and outstanding	54,615	52,923	54,437	52,788
Diluted earnings per Class A common share	$0.08	$0.26	$1.92	$1.40
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	56	—	9
Performance based restricted stock units	223	539	123	301
Total options and restricted stock units	223	595	123	310
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Fair Value Measurements (continued)
As of September 30, 2018 and December 31, 2017, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2018	(In thousands)
Assets
Negotiable certificate of deposit	$—	$15,000	$—	$15,000
Agency bond securities	—	19,584	—	19,584
Agency mortgage-backed securities	—	112,471	—	112,471
Municipal bonds	—	477	—	477
Asset-backed securities	—	76,345	—	76,345
Total assets	$—	$223,877	$—	$223,877

Liabilities
Contingent consideration	$—	$—	$13,502	$13,502

December 31, 2017
Assets
Corporate bonds	$—	$1,000	$—	$1,000
U.S. Treasury notes	—	10,875	—	10,875
Agency mortgage-backed securities	—	120,034	—	120,034
Municipal bonds	—	739	—	739
Asset-backed securities	—	20,861	—	20,861
Total assets	$—	$153,509	$—	$153,509

Liabilities
Contingent consideration	$—	$—	$17,358	$17,358
We based the fair value of our fixed income securities held as of September 30, 2018 and December 31, 2017 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2018 or 2017.
The following table presents changes in our contingent consideration payable for the three and nine months ended September 30, 2018 and 2017, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance, beginning of period	$14,664	$21,911	$17,358	$8,634
Issuance	—	—	—	18,000
Payments of contingent consideration	(1,162)	(1,184)	(3,856)	(1,907)
Purchase accounting adjustment	—	—	—	3,500
Change in fair value of contingent consideration	—	—	—	(7,500)
Balance, end of period	$13,502	$20,727	$13,502	$20,727

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2018 and December 31, 2017 are presented in the table below.

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$21,917	$21,270	$18,570	$18,102

Financial Liabilities
Deposits	$1,006,202	$1,006,146	$1,022,180	$1,022,102
Note payable	$63,931	$63,931	$79,611	$79,611

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
The third and final performance period under an earn-out provision for the acquisition of our tax refund processing business ended on June 30, 2017. We believed that our tax refund processing business did not achieve its earn-out performance target for the fiscal year performance period based on the provisions of the contract and therefore, the total potential payout of $26 million had not been accrued in any period subsequent to June 30, 2017. We were in the process of resolving the final earn-out calculation with the selling shareholders with the assistance of a neutral third party pursuant to the terms of the contract. Prior to the final outcome of that process, we and the sellers mutually agreed to a payment of $13.5 million. This payment amount has been accrued in our consolidated balance sheet as of September 30, 2018 and reflected as a component of other general and administrative expenses on our consolidated income statement for the three and nine months ended September 30, 2018. This amount was subsequently paid in October of 2018.
During the quarter ended June 30, 2016, we were in the process of our planned conversion of customer files from our legacy third-party card processor to our current third-party card processor. As part of the conversion process, a small percentage of our active account holders experienced limited disruptions in service, which resulted in two putative class action complaints filed during the second quarter of 2016. We previously recorded an accrual of approximately $2.3 million, which represented our portion of the estimated total settlement amount, all of which our insurance carrier agreed to reimburse us. As of September 30, 2018, substantially all payments have been made to members of the class for open claims and the matter is considered resolved.
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
As of September 30, 2018 and December 31, 2017, we had restricted cash balances of $0.6 million and $90.9 million, which consist principally of funds required to collateralize a prefunding obligation with a business partner.

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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Walmart	38%	41%	36%	39%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	September 30, 2018	December 31, 2017
Walmart	21%	33%
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
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$193,763	$44,150	$(7,336)	$230,577
Operating expenses	149,876	42,923	42,863	235,662
Operating income (loss)	$43,887	$1,227	$(50,199)	$(5,085)

	Three Months Ended September 30, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$170,160	$39,088	$(7,635)	$201,613
Operating expenses	135,693	39,606	13,262	188,561
Operating income	$34,467	$(518)	$(20,897)	$13,052

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 18—Segment Information (continued)

	Nine Months Ended September 30, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$620,462	$207,914	$(24,452)	$803,924
Operating expenses	485,112	136,445	83,891	705,448
Operating income	$135,350	$71,469	$(108,343)	$98,476

	Nine Months Ended September 30, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$512,967	$187,862	$(23,667)	$677,162
Operating expenses	403,906	123,287	55,350	582,543
Operating income	$109,061	$64,575	$(79,017)	$94,619

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
Overview
Green Dot Corporation is a financial technology leader and bank holding company with a mission to power the banking industry’s branchless future. Enabled by proprietary technology and our wholly-owned commercial bank charter, our “Banking as a Service,” or "BaaS" platform is used by a growing list of America’s most prominent consumer and technology companies to design and deploy their own bespoke banking solutions to their customers and partners, while we use that same integrated technology and banking platform to design and deploy our own leading collection of banking and financial services products directly to consumers through one of the largest retail banking distribution platforms in America. Our products are marketed under brand names such as Green Dot, GoBank, MoneyPak, AccountNow, RushCard and RapidPay, and can be acquired through more than 100,000 retailers nationwide, thousands of corporate paycard partners, several “direct-2-consumer” branded websites, thousands of tax return preparation offices and accounting firms, thousands of neighborhood check cashing locations and both of the leading app stores. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
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

Tax Processing
We offer several services designed for participants in the tax industry. Those services include:

•
Tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds. When a customer of a third-party tax preparation provider chooses to pay their tax preparation fees using our processing services, we deduct the tax preparation service fee and our processing service fee from the customer's refund and remit the remaining balance to the customer's account;

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
Step 1: Continue growing our number of active accounts year over year and improve the unit economics of those accounts.
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
Step 6: Return capital to shareholders through share buy-backs.
Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	%	2018	2017	Change	%
	(In thousands, except percentages)
Total operating revenues	$230,577	$201,613	$28,964	14.4%	$803,924	$677,162	$126,762	18.7%
Total operating expenses	235,662	188,561	47,101	25.0%	705,448	582,543	122,905	21.1%
Net income	4,573	13,639	(9,066)	(66.5)%	104,431	73,659	30,772	41.8%
Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2018 increased $29.0 million and $126.8 million, respectively, or 14.4% and 18.7%, respectively, over the prior year comparable periods. Our growth was driven by an increase year-over-year in our active accounts and continuation of greater customer engagement of our new product lines as evidenced by growth in gross dollar volume and purchase volume within our Account Services segment. Total operating revenues also increased as a result of year-over-year growth in the total number of cash transfers and tax refunds processed within our Processing and Settlement Services segment.
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2018 increased $47.1 million and $122.9 million, respectively, or 25.0% and 21.1%, respectively, over the prior year comparable periods. This increase was the result of several factors, including higher sales and marketing expenses attributable to the year-over-

year increases in operating revenues generated from products that are subject to revenue share payments to our distributors and partners, higher transaction losses, a component of other general and administrative expenses, correlated with increased purchase volume, higher processing expenses as a result of increased transactional usage and higher compensation and benefits expenses attributable to a growth in employee headcount, principally in late 2017, and third-party contractor costs to support our growth initiatives in 2018.
Our operating expenses for the three and nine months ended September 30, 2018 also increased over the prior year comparable period as a result of the resolution of the final performance period payment under an earn-out provision for the 2014 acquisition of our tax refund processing business. We agreed to a payment of $13.5 million, which is accrued on our consolidated balance sheet as of September 30, 2018 and reflected as a component of other general and administrative expenses on our consolidated income statement during the quarter. Additionally, we accelerated stock-based compensation expense during the quarter for certain awards associated with retirement eligible employees pursuant to our recently adopted retirement policy. Stock-based compensation is reflected as a component of compensation and benefits expenses on our consolidated income statement.
Income taxes
Income tax expense for the three and nine months ended September 30, 2018 decreased $5.5 million and $17.1 million, respectively, or 851.6% and 70.8%, respectively, from the prior year comparable period. This decrease was principally the result of a lower effective tax rate. On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, created new taxes on certain foreign-sourced earnings and certain related-party payments, eliminates certain deductions and enhances and extends through 2026 the option to claim accelerated depreciation deductions on qualified property.
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
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products. Our dollar volume was $9.1 billion and $7.7 billion for the three months ended September 30, 2018 and 2017, respectively, and $30.2 billion and $22.7 billion for the nine months ended September 30, 2018 and 2017, respectively. We use this metric to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base and serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in dollar volume of 18% and 33% during the three and nine months ended September 30, 2018, respectively, from the comparable prior year periods were principally driven by higher dollar volume from direct deposit onto our products and the launch of several new product lines.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This includes general purpose reloadable prepaid card accounts, demand deposit or "checking" accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We had 5.43 million and 5.27 million active accounts outstanding as of September 30, 2018 and 2017, respectively. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. The increase in the number of active accounts of 3% was primarily driven by the launch of new products during the first quarter of 2018 and growth from our existing account programs.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $5.9 billion and $5.2 billion for the three months ended September 30, 2018 and 2017, respectively, and $19.7 billion and $16.0 billion for the nine months ended September 30, 2018 and 2017, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increases in purchase volume of 13% and 23% during the three and nine months ended September 30, 2018, respectively, from the comparable prior year periods were driven by an increase in Gross Dollar Volume, as described above.

Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We processed 10.68 million and 9.80 million reload transactions in the three months ended September 30, 2018 and 2017, respectively, and 31.34 million and 28.65 million reload transactions in the nine months ended September 30, 2018 and 2017, respectively. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 9% during each of the three and nine months ended September 30, 2018 over the prior year comparable periods due to growth in our updated MoneyPak PIN product utilized by our accounts holders as well as third-party programs. Our swipe reload service also increased, driven by the increase in active accounts, partially offset by an increase in direct deposit penetration in our active account portfolio as direct deposit customers, on average, perform fewer cash reloads.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 0.10 million tax refund transactions in each of the three months ended September 30, 2018 and 2017, and 11.64 million and 11.11 million tax refund transactions in the nine months ended September 30, 2018 and 2017, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The increase in the number of tax refunds processed of 5% for the nine months ended September 30, 2018 from the comparable prior year period was primarily driven by an increase of refunds processed through online tax filing software platforms, partially offset by a decrease in the number of refunds processed by traditional tax preparation providers.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.
Recent Accounting Pronouncements

Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods Ended September 30, 2018 and 2017
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Three Months Ended September 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$113,474	49.2%	$100,781	50.0%
Processing and settlement service revenues	43,043	18.7	36,681	18.2
Interchange revenues	74,060	32.1	64,151	31.8
Total operating revenues	$230,577	100.0%	$201,613	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $113.5 million for the three months ended September 30, 2018, an increase of $12.7 million, or 13%, from the comparable prior year period. The increase is attributable to the year-over-year growth in the number of active accounts and the continued improved engagement by our account holders, resulting in increased revenues associated with ATM fees, monthly maintenance fees, and transaction-based fees earned within our Account Services segment.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $43.0 million for the three months ended September 30, 2018, an increase of $6.3 million, or 17%, from the comparable prior year period. The increase was driven primarily by a higher transaction volume and revenue earned per cash transfer and an increase in disbursement transactions processed by our Simply Paid platform.
Interchange Revenues — Interchange revenues totaled $74.1 million for the three months ended September 30, 2018, an increase of $9.9 million, or 15%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume during the three months ended September 30, 2018.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$72,745	31.5%	$65,586	32.5%
Compensation and benefits expenses	57,070	24.8	47,271	23.4
Processing expenses	43,654	18.9	34,027	16.9
Other general and administrative expenses	62,193	27.0	41,677	20.7
Total operating expenses	$235,662	102.2%	$188,561	93.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $72.7 million for the three months ended September 30, 2018, an increase of $7.1 million, or 11% from the comparable prior year period. This increase was primarily driven by an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements, partially offset by a year-over-year decrease of $2.5 million in advertising expenses.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $57.1 million for the three months ended September 30, 2018, an increase of $9.8 million or 21% from the comparable prior year period. The increase was primarily the result of a $5.8 million increase in employee stock-based compensation and $3.6 million in higher salaries and wages and third party contractor expenses in support of our growth initiatives in 2018.
Processing Expenses — Processing expenses totaled $43.7 million for the three months ended September 30, 2018, an increase of $9.7 million or 29% from the comparable prior year period. This increase was principally the result of higher volume of ATM and purchase transactions initiated by our account holders and higher merchant acquiring costs associated with peer-to-peer payment activity on our mobile-only accounts by our cardholders within our Account Services segment. The year-over-year increase was also attributable to the growth in disbursement transactions processed by our Simply Paid platform within our Processing and Settlement Services segment. Additionally, processing expenses for the comparable prior year period benefited from a $6.5 million net repayment of incremental processing expenses associated with our need to continue to support customer accounts on our legacy third-party card processor.
Other General and Administrative Expenses — Other general and administrative expenses totaled $62.2 million for the three months ended September 30, 2018, an increase of $20.5 million or 49%, from the comparable prior year period. We recorded a $13.5 million accrual for the three months ended September 30, 2018 related to the resolution with the selling shareholders of the final earn-out calculation related to the acquisition of our tax refund processing business. Additionally, other general and administrative expenses increased due to an increase in transaction losses correlated with the increase in purchase volume relative to the comparable prior year period and higher depreciation and amortization of property and equipment.
Income Tax Expense
Our income tax expense amounted to a $4.9 million income tax benefit for the three months ended September 30, 2018 compared to a $0.7 million income tax expense for the comparable prior year period, resulting in an effective tax rate of 1,529.9% and 4.6%, respectively.
We have omitted the effective tax rate reconciliation for the three months ended September 30, 2018, as well as the discussion of the comparison to the same prior year period because the effective tax rate calculated for the three months ended September 30, 2018 is not meaningful to our consolidated financial statements on a year-over-year basis. For the three months ended September 30, 2018, we generated a pre-tax loss of $0.3 million, along with an income tax benefit of $4.9 million, primarily due to excess tax benefits on employee stock-based compensation that vested during the period. As a result, the calculation of the effective tax rate for the three months ended September 30, 2018 produced an effective tax rate for the period that is not meaningful to our consolidated financial results.
Comparison of Nine-Month Periods Ended September 30, 2018 and 2017
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Nine Months Ended September 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$364,317	45.3%	$309,090	45.6%
Processing and settlement service revenues	203,901	25.4	179,031	26.4
Interchange revenues	235,706	29.3	189,041	28.0
Total operating revenues	$803,924	100.0%	$677,162	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $364.3 million for the nine months ended September 30, 2018, an increase of $55.2 million, or 18%, from the comparable prior year period. The increase is attributable to the year-over-year growth in the number of active accounts and the continued improved engagement by our account holders, resulting in increased revenues associated with ATM fees, monthly maintenance fees, transaction-based fees and new card fees earned within our Account Services segment.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $203.9 million for the nine months ended September 30, 2018, an increase of $24.9 million, or 14%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2018 and 2017—Operating Revenues—Processing and Settlement Service Revenues."
Interchange Revenues — Interchange revenues totaled $235.7 million for the nine months ended September 30, 2018, an increase of $46.7 million, or 25%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2018 and 2017—Operating Revenues—Interchange Revenues."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$247,191	30.7%	$207,415	30.6%
Compensation and benefits expenses	166,055	20.7	139,355	20.6
Processing expenses	138,442	17.2	119,723	17.7
Other general and administrative expenses	153,760	19.2	116,050	17.1
Total operating expenses	$705,448	87.8%	$582,543	86.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $247.2 million for the nine months ended September 30, 2018, an increase of $39.8 million, or 19% from the comparable period in 2017. This increase was principally the result of an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $166.1 million for the nine months ended September 30, 2018, an increase of $26.7 million or 19% from the comparable prior year period. The increase was principally the result of $15.0 million in higher salaries and wages and third party contractor expenses in support of our growth initiatives in 2018 and a $10.0 million increase in employee stock-based compensation.
Processing Expenses — Processing expenses totaled $138.4 million for the nine months ended September 30, 2018, an increase of $18.7 million or 16% from the comparable period in 2017. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2018 and 2017—Operating Expenses—Processing Expenses." Additionally, our processor costs increased during the nine months ended September 30, 2018 compared to the prior year period due to the acquisition of UniRush in the first quarter of 2017.
Other General and Administrative Expenses — Other general and administrative expenses totaled $153.8 million for the nine months ended September 30, 2018, an increase of $37.7 million or 32%, from the comparable period in 2017. We recorded a $13.5 million accrual for the nine months ended September 30, 2018 related to the resolution with the selling shareholders of the final earn-out calculation related to the acquisition of our tax refund processing business. Additionally, the comparable prior year period had a favorable reduction in our contingent consideration liability of $7.5 million related to this matter, resulting in a year-over-year total increase in expense of $21 million. Other general and administrative expenses also increased due to an increase in transaction losses correlated with the increase in purchase volume relative to the comparable prior year period and an increase in depreciation and amortization of property and equipment.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	(0.1)	(0.5)
General business credits	(1.4)	(3.0)
Employee stock-based compensation	(16.1)	(8.2)
IRC 162(m) limitation	2.7	1.7
Other	0.2	(0.3)
Effective tax rate	6.3%	24.7%

Our income tax expense decreased by $17.1 million to $7.1 million for the nine months ended September 30, 2018 from the comparable period in 2017 due to a decrease in our effective tax rate from 24.7% to 6.3%. Our effective tax rate decreased primarily due to the Tax Act, which reduced the US federal corporate tax rate from 35% to 21%, and the recognition of significant excess tax benefits during the period related to our employee stock-based compensation expense. The Tax Act also repealed the performance-based exception to the limitation on executive compensation under Section 162(m) of the Internal Revenue Code, or IRC, which resulted in an increased IRC 162(m) limitation for the nine months ended September 30, 2018. These changes to the effective tax rate were further offset by higher business credits and a larger state income tax benefit for the comparable prior year period.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Total cash provided by (used in)
Operating activities	$214,342	$163,348
Investing activities	(121,106)	(159,405)
Financing activities	(65,155)	21,935
Increase in unrestricted cash, cash equivalents and restricted cash	$28,081	$25,878
For the nine months ended September 30, 2018 and 2017, we financed our operations primarily through our cash flows generated from operations. As of September 30, 2018, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.0 billion. We also consider our $223.9 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $214.3 million of net cash provided by operating activities during the nine months ended September 30, 2018 was primarily the result of $104.4 million of net income, adjusted for certain non-cash operating items of $106.1 million and increases in net changes in our working capital assets and liabilities of $3.8 million. Our $163.3 million of net cash provided by operating activities during the nine months ended September 30, 2017 was primarily the result of $73.7 million of net income, adjusted for certain non-cash operating items of $71.5 million and increases in net changes in our working capital assets and liabilities of $18.2 million, driven principally by the utilization of our prior year income tax receivable to offset current year tax payments and the collection of short term advances from ERO tax partners, offset by timing of payments of our accounts payable and accrued liabilities.
Cash Flows from Investing Activities
Our $121.1 million of net cash used in investing activities in the nine months ended September 30, 2018 was due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $72.1 million and the acquisition of property and equipment of $43.4 million. Our $159.4 million of net cash used in investing activities in the nine months ended September 30, 2017 reflects payments related to our acquisition of UniRush of $141.5 million (net of cash acquired) and the acquisition of property and equipment of $32.4 million, offset by proceeds from available-for-sale investment securities, net of purchases, sales and maturities, of $28.2 million.
Cash Flows from Financing Activities
Our $65.2 million of net cash used in financing activities during the nine months ended September 30, 2018 was primarily the result of $33.2 million in tax payments made to net settle equity awards and decreases of $24.9 million in obligations to customers and $5.5 million in customer deposits, as well as $16.9 million in repayments of our notes payable. These uses of cash were offset by $19.1 million in stock option exercise proceeds received.
Our $21.9 million of net cash provided by financing activities during the nine months ended September 30, 2017 was primarily the result of an increase of $97.3 million in customer deposits, offset by $50.0 million used for repurchases under our stock repurchase program and $16.9 million in net repayments of our notes payable. In connection with our acquisition of UniRush, we borrowed $75 million under our Revolving Facility and issued additional subordinated notes payable of $20 million to the selling shareholders of UniRush. These amounts were fully repaid during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2017, we borrowed and repaid in full an aggregate of $335.0 million under our Revolving Facility in connection with managing our short term working capital needs.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (4.81% as of September 30, 2018). The balance outstanding on the Term Facility was $63.9 million and $79.6 million at September 30, 2018 and December 31, 2017, respectively, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings outstanding on our Revolving Facility at September 30, 2018. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At September 30, 2018, we were in compliance with all such covenants.
Stock Repurchase Program
Over the course of 2015 through 2017, we repurchased 6.5 million shares of our Class A Common Stock at an average price of approximately $23 under our then authorized $150 million stock repurchase program. In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. Management and our Board of Directors periodically review opportunities for responsible and prudent capital allocation, including investing capital to support our strategic initiatives. Any stock repurchases and certain other uses of capital are subject to regulatory approval and compliance with our internal and regulatory capital and liquidity requirements.

Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of and for the nine months ended September 30, 2018 and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
In July 2013, the Federal Reserve and other U.S. banking regulators approved final rules regarding new risk-based capital, leverage and liquidity standards, known as “Basel III.” The Basel III rules, which became effective for us and our bank on January 1, 2015, are subject to certain phase-in periods that occur over several years. The U.S. Basel III rules contain new capital standards that change the composition of capital, increase minimum capital ratios and strengthen counter-party credit risk capital requirements. The Basel III rules also include a new definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%.
As of September 30, 2018 and December 31, 2017, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2018 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$332,878	18.9%	4.0%	n/a
Common equity Tier 1 capital	$332,878	67.1%	4.5%	n/a
Tier 1 capital	$332,878	67.1%	6.0%	6.0%
Total risk-based capital	$338,111	68.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$164,145	12.3%	4.0%	5.0%
Common equity Tier 1 capital	$164,145	55.6%	4.5%	6.5%
Tier 1 capital	$164,145	55.6%	6.0%	8.0%
Total risk-based capital	$165,479	56.0%	8.0%	10.0%

	December 31, 2017
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$236,885	15.6%	4.0%	n/a
Common equity Tier 1 capital	$236,885	45.3%	4.5%	n/a
Tier 1 capital	$236,885	45.3%	6.0%	6.0%
Total risk-based capital	$240,509	46.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$95,461	10.2%	4.0%	5.0%
Common equity Tier 1 capital	$95,461	37.5%	4.5%	6.5%
Tier 1 capital	$95,461	37.5%	6.0%	8.0%
Total risk-based capital	$95,752	37.6%	8.0%	10.0%

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
As of September 30, 2018, we had $63.9 million in total debt outstanding under our $225.0 million credit agreement. Refer to Note 10 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of September 30, 2018, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Credit and liquidity risk
We do have exposure to credit and liquidity risk associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from our Simply Paid distribution partners and retail distributors that collect funds and fees from our customers and amounts due from our issuing banks for fees collected on our behalf.
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis and reports regularly to the audit committee of our board of directors.
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

ITEM 4. Controls and Procedures
Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Most of our operating revenues are derived from prepaid financial services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 38% and 36% for the three and nine months ended September 30, 2018, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on May 1, 2020, unless renewed under its automatic renewal provision which provides for a two-year extension. Our contracts with our three other largest retail distributors have terms that expire at various dates through 2021. Our contracts with Walmart and our three other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Our prospects for growth depend on our ability to innovate by offering new, and adding value to our existing, product and service offerings and on our ability to effectively commercialize such innovations. We will continue to make investments in research, development, and marketing for new products and services. Investments in new products and services are speculative. Commercial success depends on many factors, including innovativeness, price, the competitive environment and effective distribution and marketing. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.
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
If we are unable to successfully integrate an acquired business or technology or otherwise address these special risks and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally. Unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company may result in the diversion of our management's attention from other business issues and opportunities. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Failures or difficulties in integrating the operations of the businesses that we acquire, including their personnel, technology, compliance programs, risk management systems, financial systems, distribution and general business operations and procedures, marketing, promotion and other relationships, may affect our ability to grow and may result in us incurring asset impairment or restructuring charges. Furthermore, acquisitions and investments are often speculative in nature and the actual benefits we derive from them could be lower or take longer to materialize than we expect.
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
State and federal legislators and regulatory authorities are increasingly focused on the banking and consumer financial services industries and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2018, interchange revenues represented 32.1% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $557.8 million as of September 30, 2018. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2018, we had assets subject to settlement risk of $291.1 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
In October 2014 we entered into a $225.0 million term credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders. This agreement contains various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries’ business, taken as a whole, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.
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
ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1†	Amendment to the Processing Services Agreement dated as of September 10, 2018 by and among the Registrant and MasterCard International Incorporated.

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	November 8, 2018	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)