Form 10-K
period 2018-12-31
GREEN DOT CORP
filed 2019-02-27
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.6 billion (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 52,959,479 shares of Class A common stock, par value $0.001 per share, as of January 31, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot Corporation is a financial technology leader and bank holding company with a mission to reinvent banking for the masses. Our company’s long-term strategy is to create a unique, sustainable and highly valuable fintech ecosystem, in part through the continued evolution of Green Dot’s innovative “Banking as a Service” platform, that’s intended to fuel the engine of innovation and growth for Green Dot and its many business partners for many years to come.
Enabled by proprietary technology, our wholly-owned commercial bank charter and our high-scale program management operating capability, our “Banking as a Service,” or "BaaS" platform is used by a growing list of America’s most prominent consumer and technology companies to design and deploy their own bespoke financial services solutions to their customers and partners, while we use that same integrated platform to design and deploy our own leading collection of banking and financial services products directly to consumers through what we believe to be the most broadly distributed, omni-channel branchless banking platforms in the United States. Our products are marketed under brand names such as Green Dot, GoBank, RapidPay and several other consumer brands and can be acquired through more than 100,000 retailers nationwide, thousands of corporate paycard partners, several “direct-2-consumer” branded websites, thousands of tax return preparation offices and accounting firms, thousands of neighborhood check cashing locations and both of the leading app stores. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
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
Acquisitions
In February 2017, we acquired of all the membership interests of UniRush, LLC to expand our online direct-to-consumer channel and our emergent corporate payroll card business. The fair value of the total consideration in connection with the acquisition was approximately $163.7 million, which included cash and contingent consideration in the form of an earn-out. Additional information regarding the acquisition is included in the information set forth in Note 4 — Business Acquisitions of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.
Our products and services
We offer consumers a broad collection of financial products and services managed through several diverse business lines which are then made available to consumers through a widely-available “branchless" distribution network in the United States. Many of the products and services we internally create and distribute are marketed under the Green Dot brand name, which we believe is both a well-known and highly trusted brand name for millions of consumers. Our branchless network consists of:

•	distribution arrangements with more than 100,000 mostly major chain retail locations, which we refer to as “retail distributors” and thousands of neighborhood Financial Service Center locations;

•	several differently branded, Green Dot-owned and operated direct-to-consumer online and direct mail customer acquisition platforms;

•	corporate distribution partnerships with businesses that provide payroll cards to their employees to receive wage disbursements;

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
Our BaaS Platform
Our BaaS Platform, which is used by several of America’s largest retail, consumer, technology and financial services companies, includes the following products, services and bespoke capabilities:

•	Mobile banking;

•	Loan disbursement accounts;

•	Mobile P2P services;

•	Money transfer services;

•	GPR cards;

•	Network branded "open loop" gift cards;

•	Instant payment and wage disbursements;

•	Small business checking accounts and debit cards; and

•	Consumer checking accounts.
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
Green Dot Bank also generates interest income through the investment of funds from its capital and the increasing deposits it receives in respect of our products and services as well as the products and services we enable for our BaaS platform partners.
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
Processing and Settlement Services
Money Processing
We offer several products and services that all specialize in facilitating the movement of funds on behalf of consumers and businesses. These products and services include:

•
Our “Reload@TheRegister” swipe reload service allows consumers to add funds to accounts we issue or manage and accounts issued by any third-party bank or program manager, which we refer to as network acceptance members, that has enabled its cards to accept funds through our processing system.

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

•
Our Simply Paid Disbursement service that enables wages and any type of authorized funds disbursement to be sent to accounts we issue or manage and accounts issued by any third-party bank or program manager that has enabled its cards to accept funds through our processing system.

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

Our Relationship with Walmart
Walmart is our largest retail distributor. Green Dot Corporation has been the provider of Walmart-branded GPR cards sold at Walmart since the initiation of the Walmart MoneyCard pilot program in 2006 and that product's national launch in 2007, and Green Dot Bank has been the issuer of those card accounts since early 2014. Pursuant to our agreement with Walmart, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart provides us with shelf space to display and offer the card accounts to consumers. As the issuing bank, Green Dot Bank holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. In addition to Walmart MoneyCards, we offer our Green Dot-branded cards and our GoBank checking account product at Walmart, providing consumers the choice to purchase either Green Dot-branded products or Walmart MoneyCard products. Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 37%, 40%, and 45% of our total operating revenues for the years ended December 31, 2018, 2017, and 2016, respectively.
Seasonality
In the industries for prepaid financial services and tax refund processing, companies commonly experience seasonal fluctuations in revenue. For example, in recent years, our results of operations for the first half of each year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards, which caused our operating revenues to be typically higher in the first half of those years than they were in the corresponding second half of those years. Additionally, our tax refund processing services business is highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. We expect our revenue to continue to fluctuate based on seasonal factors that affect the prepaid financial services and tax refund processing industries as a whole.
Competition
Our core businesses include the offering of several deposit account programs, including prepaid cards of various types and for various purposes, demand deposit or "checking" accounts and debit cards, and various types of financial technology and transaction processing services to a wide range of consumers through a broad-based, national distribution platform. We also provide program management and other capabilities to our platform partners utilizing our BaaS platform. Consequently, we compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and may compete with others in the market who may in the future provide offerings similar to ours. Furthermore, many of our competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. Additionally, some of our current and potential competitors are subject to fewer regulations and restrictions than we are and thus may be able to respond more quickly in the face of regulatory and technological changes.
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
We compete primarily on the basis of the following:

•	breadth of distribution;

•	speed and quality of innovation;

•	reliability of system performance and security;

•	scalability of platform services;

•	quality of service;

•	compliance and regulatory capabilities;

•	brand recognition and reputation; and

•	pricing
We believe our products or platform services compete favorably with respect to these factors.
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
Our patent portfolio currently consists of 11 issued patents and 7 patent applications pending. The term of the patents we hold is, on average, 20 years. We feel our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
The industries in which we compete are characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors,” including the risk factors entitled “We may be unable to adequately protect our brand and our intellectual property rights related to our products and services or third parties may allege that we are infringing their intellectual property rights.”
Regulation and Supervision
General
Our business is heavily regulated by both federal and state agencies. We and our subsidiaries are subject to supervision, regulation and examination by various federal and state regulators, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Utah Department of Financial Institutions (the “Utah DFI”) and various other state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the FDIC’s Deposit Insurance Fund (“DIF”), the U.S. banking and financial system, and financial markets as a whole.
Banking statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, federal and state bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to Green Dot Corporation and its subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business.
Both the scope of the laws and regulations and the intensity of the supervision to which BHCs such as Green Dot Corporation are subject increased in response to the global financial crisis of 2008, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protect Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of tailoring and rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.
We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of the New York Stock Exchange that apply to companies with securities listed on the New York Stock Exchange.

The following discussion describes certain elements of the comprehensive regulatory framework applicable to us. This discussion is not intended to describe all laws and regulations applicable to Green Dot Corporation, Green Dot Bank and our other subsidiaries. Any changes in applicable laws, regulations or the interpretations thereof could have a material adverse effect on our business.
Regulatory Agencies
In 2011 we completed our acquisition of Bonneville Bancorp and became a bank holding company (“BHC”) registered with the Federal Reserve under the Bank Holding Company Act of 1956 (“BHC Act”). As a BHC, Green Dot Corporation is subject to the requirements of the BHC Act as well as supervision, regulation and examination by the Federal Reserve, which serves as the primary federal banking regulator of our consolidated organization.
As an FDIC-insured commercial bank that is chartered under the laws of Utah and a member of the Federal Reserve System, Green Dot Bank and its subsidiaries are subject to regulation, supervision and examination by the Federal Reserve and the Utah DFI.
The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of Green Dot Bank. Because Green Dot Bank currently has less than $10 billion in total consolidated assets, Green Dot Bank is subject to regulations adopted by the CFPB, but the Federal Reserve is primarily responsible for examining Green Dot Bank’s compliance with federal consumer financial laws and those CFPB regulations. The Utah DFI is responsible for examining and supervising Green Dot Bank’s compliance with state consumer protection laws and regulations.
Permissible Activities for Green Dot Corporation as a Financial Holding Company
In general, the BHC Act limits the business of BHCs to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. Under the BHC Act, BHCs that have qualified and elected to be treated as a financial holding company (“FHC”) generally may engage in a broader range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A BHC qualifies to become an FHC if it and its subsidiary depository institutions are “well capitalized” and “well managed” and its subsidiary depository institutions have a rating under the Community Reinvestment Act (“CRA”) of at least “Satisfactory” at their most recent examination. We have qualified and elected to be an FHC under the BHC Act, although all the activities we currently conduct are permissible for a BHC.
If at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” the Federal Reserve may impose limitations or conditions on the conduct of our activities and we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.”
In connection with our acquisition of Bonneville Bancorp in 2011 and our subsequent acquisition of certain assets and certain deposit liabilities of GE Capital Retail Bank in 2013, we submitted business plans to the Federal Reserve. Under commitments made to the Federal Reserve and the Utah DFI, we must obtain prior approval from the Federal Reserve for any major deviation or material change from the business plan we submitted in 2013. Accordingly, commitments made in connection with our business plan may limit our activities.
Permissible Activities for Banks
The activities of Green Dot Bank are limited to those specifically authorized under Utah banking laws and Utah DFI regulations and permissible under applicable federal law and Federal Reserve regulations.
Supervision, Examination and Enforcement
Bank regulators regularly examine the operations of BHCs and banks. Examination results are confidential and generally may not be disclosed. In addition, BHCs and banks are subject to periodic reporting and filing requirements. The Federal Reserve and Utah DFI have broad supervisory and enforcement authority with regard to BHCs and banks, including the power to conduct examinations and investigations, impose nonpublic supervisory agreements, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver.
Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things, prohibit unsafe or unsound practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and terminate deposit insurance.
Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject Green Dot Corporation, its subsidiaries, including Green Dot Bank, and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC may terminate a bank’s deposit insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.
Bank and BHC Acquisitions and Mergers
The BHC Act, the Bank Merger Act, Utah’s Financial Institutions Act and other federal and state statutes regulate acquisitions of banks and other FDIC-insured depository institutions. Green Dot Corporation must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or BHC, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through Green Dot Bank) or (iii) merging or consolidating with any other BHC. Under the Bank Merger Act, the prior approval of the Federal Reserve is required for Green Dot Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the CRA, the applicant's compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.
Acquisitions of Ownership of Green Dot Corporation
The ability of a third party to acquire our stock is also limited under applicable U.S. banking laws, including regulatory approval requirements.
Federal Banking Law. The BHC Act requires any BHC to obtain the approval of the Federal Reserve before acquiring, directly or indirectly, more than 5% of our outstanding common stock. Any “company,” as defined in the BHC Act, other than a BHC is required to obtain the approval of the Federal Reserve before acquiring "control" of us. "Control" generally means (i) the ownership or control of 25% or more of a class of voting securities, (ii) the ability to elect a majority of the directors or (iii) the ability otherwise to exercise a controlling influence over management and policies. An entity that controls us for purposes of the BHC Act is subject to regulation and supervision as a BHC under the BHC Act. In addition, under the Change in Bank Control Act of 1978, as amended (the “CIBC Act”), and the Federal Reserve’s regulations thereunder, any person, either individually or acting through or in concert with one or more persons, is required to provide notice to the Federal Reserve prior to acquiring control, directly or indirectly, of a BHC such as Green Dot Corporation. For purposes of the CIBC Act, a rebuttable presumption of control applies to acquisitions of more than 10% of any class of a BHC’s voting stock under certain circumstances including if, as is the case with Green Dot Corporation, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
Utah Change in Control Restrictions. Utah’s Financial Institutions Act generally requires prior approval of the Utah DFI before a person or entity may acquire, directly or indirectly, control of a depository institution or a depository institution holding company subject to its jurisdiction. The Utah DFI defines control to include, among other things, the power, directly or indirectly, or through or in concert with one or more persons, to vote more than 10% of any class of voting securities by a person other than an individual or to vote 20% or more of any class of voting securities by an individual.
Capital and Liquidity Requirements
In General. The U.S. banking agencies have adopted regulatory capital rules to implement the Basel III regulatory capital framework developed by the Basel Committee on Banking Supervision and related provisions in the Dodd-Frank Act (“U.S. Basel III Rules”). Under the U.S. Basel III Rules, Green Dot Corporation and Green Dot Bank are required to maintain minimum risk-based and leverage capital ratios. Green Dot Corporation and Green Dot Bank must also maintain a capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. For a discussion of applicable regulatory minimum and well-capitalized minimum capital ratios, as well as a description of relevant definitions related to capital amounts and ratios, see “Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Requirements for Bank Holding Companies” and Note 22 — Regulatory Requirements to the Consolidated Financial Statements included herein, which are incorporated by reference in this Item 1.
The Federal Reserve may require BHCs, including us, to maintain capital substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans. The Federal Reserve may also require BHCs or their subsidiaries to make other capital or liquidity commitments. For example, in addition the above generally applicable requirements, Green Dot Bank is subject to commitments that it and Green Dot Corporation have made to the Federal Reserve and the Utah DFI. These commitments require Green Dot Bank to maintain cash and/or cash equivalents in an amount equal to no less than 100 percent of insured deposits generated by Green Dot Bank related to GPR cards.
Failure to be well-capitalized, to meet minimum capital requirements or to comply with the other commitments to which we and Green Dot Bank are subject could result in certain mandatory and possible additional discretionary actions by regulators, including restrictions on our and Green Dot Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications, or other restrictions on growth.
As of December 31, 2018, our and Green Dot Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that Green Dot Corporation and Green Dot Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer, on a fully phased-in basis.
FDICIA and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal bank regulatory agencies to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet certain capital adequacy standards. FDICIA establishes five capital categories ("well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized"), with a depository institution’s categorization for purposes of the prompt corrective action provisions depending upon its level of capitalization and certain other factors. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a BHC may be required to guarantee the performance of an undercapitalized subsidiary bank’s capital restoration plan.
Brokered Deposits
As discussed above under “Part I, Item 1A. Risk Factors,” current FDIC guidance classifies the majority of Green Dot Bank’s deposits as brokered. Under FDIC regulations, only banks that are well-capitalized may accept brokered deposits without restriction. A bank that is adequately capitalized may not accept, renew or roll over any brokered deposit unless it has been granted a waiver by the FDIC. If such waiver is granted, the bank may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. Undercapitalized banks may not accept, renew or roll over any brokered deposits. Because a majority of Green Dot Bank’s deposits are brokered deposits, failure by Green Dot Bank to remain well-capitalized could negatively affect our operations or financial condition.
In December 2018, the FDIC released an Advanced Notice of Proposed Rulemaking seeking comment on its regulatory approach to brokered deposits and the interest rate caps that apply to banks that are not well-capitalized (“Brokered Deposit ANPR”). The Brokered Deposit ANPR is part of the FDIC’s comprehensive review of its brokered deposit and interest rate regulations in light of significant changes in technology, business models, the economic environment, and products since those regulations were initially adopted. We cannot predict whether the Brokered Deposit ANPR will result in any changes to the FDIC’s brokered deposit regulations or what the effects of any changes will be.
Safety and Soundness Guidelines
The federal banking agencies have adopted guidelines prescribing safety and soundness standards relating to internal controls, risk management, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. These guidelines in general require appropriate systems and practices to identify and manage specified risks and exposures. The guidelines also prohibit excessive compensation as an unsafe and unsound practice and characterize compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer or employee, director or principal shareholder. In addition, the agencies have adopted regulations that authorize but do not require an agency to order an institution that has been given notice by the agency that it is not in compliance with any of the safety and soundness standards to submit a compliance plan. If after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types, including those that may limit growth or capital distributions. If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Dividend and Share Repurchase Restrictions
Green Dot Corporation is a legal entity separate and distinct from Green Dot Bank and its other subsidiaries. There are limitations on the payment of dividends by Green Dot Bank to Green Dot Corporation, as well as by Green Dot Corporation to its shareholders, under applicable banking laws and regulations. In addition, under the U.S. Basel III Rules we must obtain prior approval from the Federal Reserve before we may redeem or repurchase our common stock.
Federal banking regulators are authorized to determine, under certain circumstances relating to the financial condition of a BHC or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal banking regulators have stated that paying dividends that deplete a banking organization's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
Under Utah’s Financial Institutions Act, Utah-chartered commercial banks, such as Green Dot Bank, may, subject to certain conditions, declare and pay dividends out of their net profits, after providing for all expenses, losses, interest, and taxes accrued or due from the bank.
Green Dot Corporation and Green Dot Bank must maintain the applicable capital conservation buffer to avoid becoming subject to restrictions on capital distributions, including dividends and share repurchases. The capital conservation buffer is currently at its fully phased-in level of 2.5%.
In addition, Federal Reserve policy provides that BHC, such as Green Dot Corporation, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the BHC’s capital structure. BHCs also are required to consult with the Federal Reserve before materially increasing dividends and must receive approval before redeeming or repurchasing capital instruments. In addition, the Federal Reserve could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
Source of Strength
Green Dot Corporation is required to serve as a source of financial and managerial strength to Green Dot Bank and, under appropriate conditions, to commit resources to support Green Dot Bank. This support may be required by the Federal Reserve at times when we might otherwise determine not to provide it or when doing so is not otherwise in the interests of Green Dot Corporation or our shareholders or creditors. The Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.
Under these requirements, Green Dot Corporation may in the future be required to provide financial assistance to Green Dot Bank should it experience financial distress. Capital loans by Green Dot Corporation to Green Dot Bank, if any, would be subordinate in right of payment to deposits and certain other debts of Green Dot Bank. In the event of Green Dot Corporation’s bankruptcy, any commitment by Green Dot Corporation to a federal banking regulator to maintain the capital of Green Dot Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
Receivership or Conservatorship of Green Dot Bank
Upon the insolvency of an insured depository institution, such as Green Dot Bank, the FDIC may be appointed as the conservator or receiver of the institution. Acting as a conservator or receiver, the FDIC would have broad powers to transfer any assets or liabilities of the institution without the approval of the institution’s creditors or shareholders.

Separately, the Commissioner of the Utah DFI also has the authority to take possession of or appoint a receiver or liquidator of any Utah state-chartered bank, such as Green Dot Bank, under specified circumstances, including where the bank (i) is not in a safe and sound condition to transact its business, (ii) has failed to maintain an adequate level of capital or (iii) is conducting its business in an unauthorized or unsafe manner.
Depositor Preference
The Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, including Green Dot Bank, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver would have priority over other general unsecured claims against the institution. If Green Dot Bank were to fail, insured and uninsured depositors, along with the FDIC, would have priority in payment ahead of unsecured, non-deposit creditors, including Green Dot Bank if it were a creditor at that time, with respect to any extensions of credit they have made to such insured depository institution.
Transactions between a Bank and its Affiliates
Federal banking laws and regulations impose qualitative standards and quantitative limitations upon certain transactions between a bank, such as Green Dot Bank, and its affiliates, including between a bank and its holding company and companies that control the BHC or that the BHC may be deemed to control for these purposes. Transactions covered by these provisions must be on terms that are at least as favorable to the bank as those that it could obtain in a comparable transaction with a non-affiliate, and cannot exceed certain amounts that are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the BHC may be required to provide it.
Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as Green Dot Bank, and their subsidiaries to their directors, executive officers and principal shareholders, as well as to entities controlled by such persons.
Community Reinvestment Act
Under the CRA, an insured depository institution, such as Green Dot Bank, has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for insured depository institutions, nor does it limit an insured depository institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, insured depository institutions are rated on their performance in meeting the needs of their communities.
The CRA requires the appropriate federal banking agency to take an insured depository institution’s CRA record into account when evaluating certain applications by the insured depository institution or its holding company, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank and savings association acquisitions. An unsatisfactory record of performance may be the basis for denying or conditioning approval of an application by an insured depository institution or its holding company. The CRA also requires that all institutions publicly disclose their CRA ratings.
Green Dot Bank’s CRA compliance is currently evaluated under a CRA strategic plan. Green Dot Bank’s strategic plan for 2018 through 2020 focuses on supporting the credit needs of its defined assessment area primarily through direct community development lending, small business lending, and investments and services in Green Dot Bank’s designated Metropolitan Statistical Area of Utah and Juab Counties and the state of Utah.
Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and on August 28, 2018, the Office of the Comptroller of the Currency issued an advance notice of proposed rulemaking to solicit ideas for building a new CRA framework. We cannot predict whether any changes will be made to applicable CRA requirements.
Insurance of Deposit Accounts
The deposits of Green Dot Bank are insured by the DIF up to the standard maximum deposit insurance amount of $250,000 per depositor. Green Dot Bank is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. Brokered deposits are subject to an assessment rate adjustment of up to 10 basis points, and therefore are generally assessed at a higher rate. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. There is a risk that Green Dot Bank’s deposit insurance premiums will increase if failures of insured depository institutions deplete the DIF or if the FDIC changes its view of the risk Green Dot Bank poses to the DIF or increases the assessment rate adjustment applicable to Green Dot Bank’s brokered deposits.
Relationships with Third-Party Issuing Banks
While Green Dot Bank acts as our banking partner for most of our products and services, we offer some products and services through arrangements with federally- or state-chartered third-party banks. We are subject to contractual requirements with those banks and are indirectly subject to the oversight of our banking partners’ regulators with respect to the laws and regulations that apply to each such product or service. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Regulatory guidance requires financial institutions to enhance their due diligence, ongoing monitoring and control over their third party vendors and other ongoing third party business relationships.
As a result, our relationships with third-party banks may require us to undertake compliance actions similar to those that we or Green Dot Bank must perform for the products and services issued by Green Dot Bank.
Anti-Money Laundering Rules
The Bank Secrecy Act (“BSA”), the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering (“AML”) program and file suspicious activity and currency transaction reports when appropriate. Among other things, these laws and regulations require Green Dot Corporation and Green Dot Bank to take steps to prevent the use of Green Dot Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. We also are required to develop and implement a comprehensive AML compliance program and must also have in place appropriate “know your customer” policies and procedures. We have adopted policies and procedures to comply with these requirements.
The bank regulatory agencies have increased the regulatory scrutiny of the BSA and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with BSA/AML requirements.
Office of Foreign Assets Control Regulation
OFAC is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and Acts of Congress. OFAC-administered sanctions take many different forms. OFAC also publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Privacy and Data Security Laws
Green Dot Bank is subject to a variety of federal and state privacy and data security laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers.
Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require Green Dot Bank to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require Green Dot Bank to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.
Data privacy and data security are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. The California Attorney General has not yet proposed or adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. Because we have a physical footprint in California, we will be required to comply with the CCPA. The impact of the CCPA on our business is yet to be determined. In addition, laws similar to the CCPA may be adopted by other states where we do business and the federal government may also pass data privacy or data security legislation.
Like other lenders, Green Dot Bank and other of our subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on Green Dot Corporation and Green Dot Bank.
Consumer Protection Laws
The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. For example, our deposit operations are subject to the following federal laws, among others:

•	the Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers;

•	Regulation CC issued by the Federal Reserve, which relates to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Fund Transfer Act and Regulation E issued by the CFPB, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The CFPB has also adopted amendments to Regulation E and Regulation Z to add protections for prepaid accounts (“CFPB Prepaid Rule”). The CFPB Prepaid Rule includes requirements related to treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The CFPB Prepaid Rule becomes effective April 1, 2019.
Because it has less than $10 billion in total consolidated assets, the Federal Reserve, and not the CFPB, is responsible for examining and supervising Green Dot Bank’s compliance with these and other federal consumer financial laws and regulations. In addition, the Dodd-Frank Act authorizes state attorneys general and state regulators to enforce consumer protection rules issued by the CFPB. State authorities have recently increased their focus on and enforcement of consumer protection rules.
Money Transmission Licensing and Regulation
Regulations promulgated by the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) require certain persons to register at the federal level as a money services business (“MSB”) and comply with anti-money laundering laws and regulations. In addition, most U.S. states require licenses for persons engaged in the business of money transmission. These U.S. state licensing laws may subject money transmitters to periodic examinations and may require them and their agents to comply with federal and/or state anti-money laundering laws and regulations.
We have registered with FinCEN as an MSB and have obtained licenses to operate as a money transmitter in all U.S. jurisdictions in which such a license is required for us to conduct our business.
Payment Networks
In order to provide our products and services, we, as well as Green Dot Bank, are contracted members with Visa and MasterCard. Therefore, we and Green Dot Bank are subject to Visa and MasterCard’s respective payment network rules and standards. These rules and standards implicate a variety of our activities and services, including by imposing data security obligations, allocating liability for certain acts or omissions (including liability in the event of a data breach) and providing rules governing how consumers and merchants may use their cards. Payment networks may, and routinely do, modify these rules and standards as they determine in their sole discretion and with or without advance notice to us. These modifications may impose additional costs and expenses on, or may otherwise be disadvantageous to, our business. In addition, we are subject to audit by various payment networks. The payment networks may fine or penalize us or suspend our registration if those audits find that we have failed to comply with applicable rules and standards.

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
Employees
As of December 31, 2018, we had approximately 1,100 employees globally. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.
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
Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:

•	the timing and volume of purchases and use of our products and services;

•	the timing and volume of tax refunds processed by us, including the impact of any general delays in tax refund disbursements from the U.S. and State Treasuries;

•	the timing and success of new product or service introductions by us or our competitors;

•	seasonality in the purchase or use of our products and services;

•	changes in the level of interchange rates that can be charged;

•	fluctuations in customer retention rates;

•	changes in the mix of products and services that we sell;

•	changes in the mix of retail distributors through which we sell our products and services;

•	the timing of commencement, renegotiation or termination of relationships with significant retail distributors and BaaS platform partners;

•
the timing of commencement of new product development and initiatives, the timing of costs of existing product roll-outs and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;

•	our ability to effectively sell our products through direct-to-consumer initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	costs associated with significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;

•	the amount and timing of costs related to the acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•	disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	continued low interest rate environment or interest rate volatility;

•	accounting charges related to impairment of goodwill and other intangible assets;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses; and

•	changes in the political or regulatory environment affecting the banking, electronic payments or tax refund processing industries.

The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 37% for the year ended December 31, 2018. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Future revenue growth depends on our ability to retain and attract new long-term users of our products.
Our ability to increase account usage and account holder retention and to attract new long-term users of our products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage, account holder retention or attract new long-term users of our products for a number of reasons, including if we are unable to maintain our existing distribution channels, predict accurately consumer preferences or industry changes and to modify our products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence account holder behavior through cardholder retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting long-term users of our products.
Seasonal fluctuations in the use of our products and services impact our results of operations and cash flows.
Our results of operations and cash flows vary from quarter to quarter, and periodically decline, due to the seasonal nature of the use of our products and services. For example, our results of operations for the first half of each year have been favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our accounts, which caused our operating revenues to be typically higher in the first half of those years than they were in the corresponding second half of those years. Our tax refund processing services business is also highly seasonal as it generates the substantial majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. To the extent that seasonal fluctuations become more pronounced, or are not offset by other factors, our results of operations and cash flows from operating activities could fluctuate materially from period to period.
The industries in which we compete are highly competitive, which could adversely affect our results of operations.
The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and may compete with others in the market who may in the future provide offerings similar to ours, particularly vendors who may provide program management and other services though a platform similar to our BaaS platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that may compete with ours. We expect that this competition will continue as banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and successfully compete with those of our competitors, our business, results of operations and financial condition will be materially and adversely affected.
Many existing and potential competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. Additionally, some of our current and potential competitors are subject to fewer regulations and restrictions than we are and thus may be able to respond more quickly in the face of regulatory and technological changes. We could also experience increased price competition as a result of new entrants offering free or low-cost alternatives to our products and services. If this happens, we expect that the purchase and use of our products and services would decline. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.
Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and electronic payment products and services or tax refund processing services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.
Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers, including third party systems, and any disruption in the operations of these systems and data centers could materially and adversely affect our business.
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves the movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success in our account programs, including our BaaS programs, as well as our processing and settlement services, depends upon the efficient and error-free handling of the money that is collected, remitted or deposited in connection with the provision of our products and services. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, other business partners and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
Our systems and the systems of third-party processors are susceptible to outages and interruptions due to fire, natural disaster, power loss, telecommunications failures, software or hardware defects, terrorist attacks and similar events. We use both internally developed and third-party systems, including cloud computing and storage systems, for our services and certain aspects of transaction processing. Interruptions in our service may result for a number of reasons. For example, the data center hosting facilities that we use could be closed without adequate notice or suffer unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add data centers and add capacity in our existing data centers, we could experience problems transferring customer accounts and data, impairing the delivery of our service.
Any damage to, or failure of, our processes or systems generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities and cloud providers), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service, causing customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures could reduce the attractiveness of our products and services, including our BaaS platform, and result in contract terminations, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could be damaging to our reputation and may adversely impact use of our products and services, including our BaaS platform, and adversely affect our ability to attract new customers and business partners. Additionally, some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur.
If we are unable to keep pace with the rapid technological developments in our industry and the larger electronic payments industry necessary to continue providing our BaaS platform partners and cardholders with new and innovative products and services, the use of our cards and other products and services could decline.
The electronic payments industry is subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We rely in part on third parties for the development of, and access to, new technologies. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to transition to new services and technologies that we develop may be inhibited by a lack of industry-wide standards, by resistance from our retail distributors, BaaS platform partners, third-party processors or consumers to these changes, or by the intellectual property rights of third parties. Our future success will depend, in part, on our ability to develop new technologies and adapt to technological changes and evolving industry standards. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.
Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use and acceptance of our cards and reload network, reduce the use of our tax refund processing services, and may adversely affect our financial position and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information. Illegal activities involving our products and services often include malicious social engineering schemes. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, have in the past and could in the future result in reputational damage to us. Such damage could reduce the use and acceptance of our cards and other products and services, cause retail distributors to cease doing business with us or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition.
In addition, to address the challenges we face with respect to fraudulent activity, we have implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations for the foreseeable future and that our operating revenues will be negatively impacted as a result.
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
In January 2015, the FDIC published industry guidance in the form of Frequently Asked Questions (“FAQs”) with respect to, among other things, the categorization of deposit liabilities as “brokered” deposits.  This guidance was later supplemented in November 2015 and June 2016. Based on this guidance, a vast majority of Green Dot Bank’s deposits are currently classified as brokered. If Green Dot Bank ceases to be categorized as “well capitalized” under banking regulations, it could be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely affect the financial condition and operations of Green Dot Bank and the Company and could effectively restrict the ability of Green Dot Bank to operate its business lines as presently conducted.
We operate in a highly regulated environment, and failure by us, the banks that issue our cards, the businesses that participate in our reload network, the banks that assist with our tax refund processing services, and our tax preparation partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
We operate in a highly regulated environment, and failure by us, the banks that issue our cards or the businesses that participate in our reload network or other business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we are subject to the anti-money laundering reporting and recordkeeping requirements the Bank Secrecy Act (“BSA”), as amended by the PATRIOT Act. In addition, legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to increase, along with enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations.
Many of these laws and regulations are evolving, can be unclear and inconsistent across various jurisdictions, and ensuring compliance with them is difficult and costly. Failure by us or those businesses to comply with the laws and regulations to which we are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers, banks that issue our cards and regulators, and could materially and adversely affect our business, operating results and financial condition.
Changes in laws and regulations to which we are subject, or to which we may become subject, may increase our costs of operation, decrease our operating revenues and disrupt our business.
The banking, financial technology, transaction processing and tax refund processing services industries are highly regulated and, from time to time, the federal and state laws and regulations affecting these industries, and the manner in which they are interpreted, are subject to change and legal action. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable.
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
From time to time, federal and state legislators and regulatory authorities, including state attorneys general, increase their focus on the banking, consumer financial services and tax preparation industries and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies.
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

Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2018, interchange revenues represented 29.8% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry, new technologies and a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated.

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
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach at one of the third-party banks that issue our cards or at our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring and other added security measures, among others, which could have a significant adverse impact on our operating results.
Litigation or investigations could result in significant settlements, fines or penalties.
We are subject to regulatory oversight in the normal course of our business and have been and from time to time may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. The outcome of any such litigation is difficult to predict and the cost to defend, settle or otherwise resolve these matters may be significant. For the foregoing reasons, if regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, our business, results of operations and financial condition could be adversely affected or our stock price could decline.

We may be unable to adequately protect our brand and our intellectual property rights related to our products and services and third parties may allege that we are infringing their intellectual property rights.
The Green Dot, GoBank, MoneyPak, TPG and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 11 issued patents and 7 patent applications pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $551.1 million as of December 31, 2018. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2018, we had assets subject to settlement risk of $154.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Some of our operations, including a significant portion of our software development operations, are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.
Since 2015, we have significantly expanded our software development operations in Shanghai, China and we expect to continue to increase headcount and infrastructure as we scale our operations in this region. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services, which could materially and adversely affect our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:

•	increased complexity and costs of managing international operations;

•	regional economic instability;

•	geopolitical instability and military conflicts;

•	limited protection of our intellectual property and other assets;

•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;

•	foreign currency exchange fluctuations relating to our international operating activities;

•	local business and cultural factors that differ from our normal standards and practices; and

•	differing employment practices and labor relations.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our headquarters is located in Pasadena, California where we lease approximately 140,000 square feet. We own the real property where our subsidiary bank's only office is located in Provo, Utah. Through our wholly owned subsidiaries, we lease office facilities in Birmingham, Alabama; San Diego, California; San Ramon, California; Cincinnati, Ohio; Sandy, Utah; and Shanghai, China. We also lease additional technology development and sale and support offices in Tampa, Florida; Rogers, Arkansas; Kingston, New Jersey; West Chester, Pennsylvania and Manila, Philippines. We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
ITEM 3. Legal Proceedings
Information with respect to this item may be found under the caption "Litigation and Claims" in Note 20 — Commitments and Contingencies to the Consolidated Financial Statements included herein, which information is incorporated into this Item 3 by reference.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is listed on the NYSE under the symbol “GDOT.”
Holders of Record
As of January 31, 2019, we had 73 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We had no repurchase activity during the year ended December 31, 2018.
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. However, any additional stock repurchases contemplated and certain other uses of capital are subject to regulatory approval and compliance with our internal and regulatory capital and liquidity requirements.

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Green Dot Corporation under the Securities Act or the Exchange Act.
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2013 and ending on the close of trading on the NYSE on December 31, 2018. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

Total Return to Shareholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/13	2014	2015	2016	2017	2018
Green Dot Corporation	$100	$81	$65	$94	$240	$316
Russell 2000	$100	$105	$100	$122	$139	$124
S&P Smallcap 600	$100	$106	$104	$131	$149	$136
S&P Financials	$100	$115	$113	$139	$170	$148

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
We derived the statements of operations data for the years ended December 31, 2018, 2017, and 2016, respectively, and the balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included in Item 8 of this report. We derived the statements of operations data for the years ended December 31, 2015 and 2014, and balance sheet data as of December 31, 2016, 2015 and 2014, from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Operating revenues:
Card revenues and other fees	$482,881	$414,775	$337,821	$318,083	$253,155
Processing and settlement service revenues	247,958	217,454	184,342	182,614	179,289
Interchange revenues	310,919	257,922	196,611	196,523	178,040
Stock-based retailer incentive compensation(1)	—	—	—	(2,520)	(8,932)
Total operating revenues	1,041,758	890,151	718,774	694,700	601,552
Operating expenses:
Sales and marketing expenses	326,333	280,561	249,096	230,441	235,227
Compensation and benefits expenses(2)	221,627	194,654	159,456	168,226	123,083
Processing expenses	181,160	161,011	107,556	102,144	79,053
Other general and administrative expenses	206,040	155,601	139,350	134,560	105,200
Total operating expenses	935,160	791,827	655,458	635,371	542,563
Operating income	106,598	98,324	63,316	59,329	58,989
Interest income	23,701	11,243	7,367	4,737	4,064
Interest expense	(6,482)	(6,109)	(9,122)	(5,944)	(1,276)
Other income	—	—	—	—	7,129
Income before income taxes	123,817	103,458	61,561	58,122	68,906
Income tax expense	5,114	17,571	19,961	19,707	26,213
Net income	118,703	85,887	41,600	38,415	42,693
Income attributable to preferred stock	—	—	(802)	(1,102)	(4,842)
Net income allocated to common stockholders	$118,703	$85,887	$40,798	$37,313	$37,851
Basic earnings per common share:
Class A common stock	$2.27	$1.70	$0.82	$0.73	$0.92
Basic weighted-average common shares issued and outstanding:
Class A common stock	52,222	50,482	49,535	51,332	40,907
Diluted earnings per common share:
Class A common stock	$2.18	$1.61	$0.80	$0.72	$0.90
Diluted weighted-average common shares issued and outstanding:
Class A common stock	54,481	53,198	50,797	51,875	41,770

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(3)	$1,095,218	$1,010,095	$744,761	$777,922	$728,805
Investment securities, available-for-sale	201,183	153,509	208,426	181,539	120,431
Settlement assets(4)	153,992	209,399	137,083	69,165	148,694
Loans to bank customers	21,363	18,570	6,059	6,279	6,550
Total assets	2,287,118	2,197,531	1,740,344	1,691,448	1,614,288
Deposits	1,005,485	1,022,180	737,414	652,145	565,401
Obligations to customers(4)	58,370	95,354	46,043	61,300	98,052
Settlement obligations(4)	5,788	6,956	4,877	5,074	4,484
Short-term debt	58,705	20,906	20,966	20,966	20,966
Long-term debt	—	58,705	79,720	100,686	121,651
Total liabilities	1,377,306	1,432,981	1,056,611	1,028,126	985,298
Total stockholders' equity	909,812	764,550	683,733	663,322	628,990
___________

(1)
Represents the recorded fair value of the shares for which our right to repurchase lapsed during the specified period pursuant to the terms of the agreement under which we issued 2,208,552 shares of our Class A common stock to Walmart. Our right to repurchase these shares fully lapsed in May 2015.

(2)
Includes stock-based compensation expense of $50.1 million, $40.7 million, $28.3 million, $27.0 million, and $20.3 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(3)
Includes $0.5 million, $90.9 million, $12.1 million, $5.8 million, and $4.2 million of restricted cash as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively. Also includes $0.5 million of federal funds sold as of December 31, 2014. There were no federal funds sold as of December 31, 2018, 2017, 2016, and 2015.

(4)
Our retail distributors collect customer funds for purchases of new cards and reloads at the point of sale and then remit these funds directly to bank accounts established for the benefit of these customers by the banks that issue our cards. Our retail distributors’ remittance of these funds takes an average of two business days. Settlement assets represent the amounts due from our retail distributors and partners for customer funds collected at the point of sale that have not yet been received by our subsidiary bank. Also included in this balance are payroll amounts funded in advance (up to two days early) to certain cardholders who are eligible to participate in our early direct deposit programs. Obligations to customers represent customer funds collected from or to be remitted by our retail distributors for which the underlying products have not been activated. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.

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
Financial Results and Trends
Our results of operations for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017	Change	%
	(In thousands, except percentages)
Total operating revenues	$1,041,758	$890,151	$151,607	17.0%
Total operating expenses	935,160	791,827	143,333	18.1%
Net income	118,703	85,887	32,816	38.2%
Total operating revenues
Our total operating revenues for the year ended December 31, 2018 increased 17.0% over the prior year. Our growth was driven by year-over-year increases in both our Account Services and Processing and Settlement Services segments. Within our Account Services segment, revenue growth was driven primarily by year-over-year increases in active accounts throughout the year and the continuation of greater customer engagement of our new product lines as evidenced by growth in gross dollar volume, purchase volume and ATM transactions. Within our Processing and Settlement Services segment, total operating revenues also increased as a result of year-over-year growth in the total number of cash transfers and tax refunds processed, as well as the number of disbursements from our Simply Paid platform.
Total operating expenses
Our total operating expenses for the year ended December 31, 2018 increased 18.1% over the prior year. This increase was the result of several factors, including higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products that are subject to revenue share payments to our distributors and partners, higher processing expenses as a result of increased transactional usage and higher compensation and benefits expenses attributable to a growth in employee headcount, principally in late 2017, and third-party contractor costs to support our growth initiatives in 2018. We also incurred higher transaction losses, a component of other general and administrative expenses, as a result of our increased purchase volume.
Our operating expenses for the year ended December 31, 2018 also increased over the prior year, in part as a result of the resolution of the final performance period payment under an earn-out provision for the 2014 acquisition of our tax refund processing business. We agreed to a payment of $13.5 million, which is reflected as a component of other general and administrative expenses on our consolidated income statement for the year ended December 31, 2018.
Income taxes
Income tax expense for the year ended December 31, 2018 decreased $12.5 million from the prior year as a result of a lower effective tax rate. This decrease was principally the result of a lower effective tax rate due to enactment in December 2017 of the Tax Cuts and Jobs Act (the "Tax Act"), which reduced the U.S. federal corporate tax rate for 2018 from 35% to 21%.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products. Our dollar volume was $40.0 billion, $31.1 billion, and $21.9 billion for the years ended December 31, 2018, 2017, and 2016, respectively. We use this metric to analyze the total amount of money moving onto our account programs and determine the overall engagement and usage patterns of our account holder base. We believe it serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increase in gross dollar volume of 29% during the year ended December 31, 2018 from the comparable prior year period was principally driven by higher dollar volume from direct deposit onto our products and the launch of several new programs.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States PATRIOT Act compliance and therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This includes general purpose reloadable prepaid card accounts, demand deposit or "checking" accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We had 5.34 million, 5.30 million, and 4.13 million active accounts outstanding as of December 31, 2018, 2017, and 2016, respectively. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. The increase in the number of active accounts was primarily driven by the launch of several new programs in 2018 and growth from our existing account programs. Additionally, a subset of our active account base is comprised of accountholders that are enrolled in direct deposit ("direct deposit active accounts"). We experienced year-over-year double digit growth in our direct deposit active accounts.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $26.0 billion, $21.6 billion, and $16.3 billion for the years ended December 31, 2018, 2017, and 2016, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increase in purchase volume of 20% during the year ended December 31, 2018, from the comparable prior year periods was driven by an increase in Gross Dollar Volume, as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We processed 42.25 million, 38.60 million, and 37.79 million reload transactions for the years ended December 31, 2018, 2017, and 2016, respectively. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 9% during the year ended December 31, 2018 over the prior year primarily due to year-over-year growth in our swipe reload services and our MoneyPak PIN product utilized by our accounts holders, as well as third-party programs, partially offset by an increase in direct deposit penetration in our active account portfolio as direct deposit customers, on average, perform fewer cash reloads.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 11.71 million, 11.17 million and 10.52 million tax refund transactions for the years ended December 31, 2018, 2017 and 2016, respectively. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of our products and services. The increase in the number of tax refunds processed of 5% for the year ended December 31, 2018 from the comparable prior year period was primarily driven by an increase of refunds processed through online tax filing software platforms, partially offset by a decrease in the number of refunds processed by traditional tax preparation providers.
Key components of our results of operations
Operating Revenues
We currently classify our operating revenues into the following three categories. Beginning with the first quarter of 2019, we will also present net interest income generated at Green Dot Bank from the investment of customer deposits as a component of total operating revenues.
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

Revenue Recognition
As prescribed under our recent adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers, we recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, as determined under a five-step process.
Our new card fee provides our cardholders a material right and accordingly we defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our performance obligation to our customers. We consider the performance obligation period to be the average card lifetime, which is currently less than one year for our GPR cards and gift cards. For GPR cards, average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance. We reassess average card lifetime quarterly. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
We also defer commissions paid to retail distributors related to new card sales as costs to obtain contracts and expense ratably over the average card lifetime commensurate with our GPR and gift cards.
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
We report our different types of revenues on a gross or net basis based on our assessment of whether we act as a principal or an agent in the transaction. To the extent we act as a principal in the transaction, we report revenues on a gross basis. In concluding whether or not we act as a principal or an agent, we evaluate whether we obtain control of the good or service prior to the good or service being transferred to the customer. For all our significant revenue-generating arrangements, we record revenues on a gross basis except for our tax refund processing service revenues which are recorded on a net basis.
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
We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days since the account last had activity. We then calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent over time. When more than 90 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts. Our actual recovery rates and related estimates thereof may change in the future in response to factors such as customer behavior, product pricing and features that impact the frequency and velocity of reloads and other deposits to such accounts.
We include our provision for uncollectible overdrawn accounts related to maintenance fees and purchase transactions as an offset to card revenues and other fees and in other general and administrative expenses, respectively, in our consolidated statements of operations.
Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes.
Intangible and other long lived-assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. We completed our annual goodwill impairment test as of September 30, 2018. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment. No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2018, 2017, and 2016.

Comparison of Consolidated Results for the Years Ended December 31, 2018 and 2017
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues and interchange revenues:

	Year Ended December 31,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$482,881	46.4%	$414,775	46.6%
Processing and settlement service revenues	247,958	23.8	217,454	24.4
Interchange revenues	310,919	29.8	257,922	29.0
Total operating revenues	$1,041,758	100.0%	$890,151	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $482.9 million for the year ended December 31, 2018, an increase of $68.1 million, or 16%, from the comparable prior year period. The increase is attributable to the year-over-year growth in the number of active accounts throughout the year and greater engagement by our account holders, resulting in increased revenues associated with ATM fees, monthly maintenance fees, and transaction-based fees earned within our Account Services segment.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $248.0 million for the year ended December 31, 2018, an increase of $30.5 million, or 14%, from the comparable prior year period. The increase was driven primarily by a higher volume of cash transfers and revenue earned per cash transfer, as well as an increase in disbursement transactions processed by our Simply Paid platform.
Interchange Revenues — Interchange revenues totaled $310.9 million for the year ended December 31, 2018, an increase of $53.0 million, or 21%, from the comparable prior year period. The increase was primarily due to year-over-year growth in purchase volume from our account holders.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2018		2017
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$326,333	31.3%	$280,561	31.5%
Compensation and benefits expenses	221,627	21.3	194,654	21.9
Processing expenses	181,160	17.4	161,011	18.1
Other general and administrative expenses	206,040	19.8	155,601	17.5
Total operating expenses	$935,160	89.8%	$791,827	89.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $326.3 million for the year ended December 31, 2018, an increase of $45.7 million, or 16% compared to the year ended December 31, 2017. This increase was primarily driven by an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements, partially offset by a year-over-year decrease of $1.9 million in advertising expenses and $1.5 million in cost of materials.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $221.6 million for the year ended December 31, 2018, an increase of $26.9 million, or 14%, compared to the year ended December 31, 2017. The increase was primarily the result of higher salaries and wages and third-party contractor expenses of $15.8 million in support of our growth initiatives in 2018 and $9.4 million increase in employee stock-based compensation expenses.

Processing Expenses — Processing expenses totaled $181.2 million for the year ended December 31, 2018, an increase of $20.2 million, or 13%, compared to the year ended December 31, 2017. This increase was principally the result of higher volume of ATM and purchase transactions initiated by our account holders and higher merchant acquiring costs associated with peer-to-peer payment activity on our mobile-only accounts by our account holders within our Account Services segment. The year-over-year increase was also attributable to the growth in disbursement transactions processed by our Simply Paid platform within our Processing and Settlement Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $206.0 million for the year ended December 31, 2018, an increase of $50.4 million, or 32%, from the comparable prior year period. During the year ended December 31, 2018, we recorded a $13.5 million expense related to the resolution of the final earn-out calculation with the selling shareholders of our tax refund processing business, as well as a $3.3 million expense as a result of an estimated change in fair value of our contingent consideration for UniRush. Other general and administrative expenses for the comparable prior year period also benefited from $9.7 million in gains associated with the change in fair value of contingent consideration related to these acquisitions. The remainder of the increase in other general and administrative expenses was due to an increase in transaction losses correlated with the increase in purchase volume relative to the comparable prior year period and $5.1 million in higher depreciation and amortization of property and equipment.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	(0.5)	(2.3)
General business credits	(2.2)	(2.8)
Employee stock-based compensation	(17.1)	(12.4)
Tax Cuts and Jobs Act remeasurement	0.2	(5.0)
IRC 162(m) limitation	2.2	1.5
Other	0.5	3.0
Effective tax rate	4.1%	17.0%
Our income tax expense amounted to $5.1 million for the year ended December 31, 2018, a decrease of $12.5 million from the prior year period due to a decrease in our effective tax rate from 17.0% to 4.1%. This decrease is primarily due to the Tax Act, which reduced the U.S. federal corporate tax rate from 35% to 21% and the recognition of significant excess tax benefits related to our employee stock-based compensation expense. The Tax Act also repealed the performance-based exception to the limitation on executive compensation under IRC 162(m) which resulted in an increased IRC 162(m) limitation for the year ended December 31, 2018. Refer to Note 14 — Income Taxes to the Consolidated Financial Statements included herein for additional information about income tax expense and the impact of the Tax Act.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Results of Operations by Segment
Information with respect to the results of operations for each of our reportable segments may be found under Note 24 — Segment Information to the Consolidated Financial Statements included herein, which information is incorporated herein by reference.

Comparison of Consolidated Results for the Years Ended December 31, 2017 and 2016
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, and interchange revenues:

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
Card Revenues and Other Fees — Card revenues and other fees totaled $414.8 million for the year ended December 31, 2017, an increase of $77.0 million, or 23%, compared to the year ended December 31, 2016. We believe this increase in revenue reflects the increasing quality of customers within our active card base and improved unit economics on our suite of prepaid card products, which increased monthly maintenance fees and ATM fees earned within our Account Services segment, as well as our acquisition of UniRush on February 28, 2017.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $217.5 million for the year ended December 31, 2017, an increase of $33.2 million, or 18%, compared to the year ended December 31, 2016. The increase was driven primarily by a higher volume and revenues earned per cash transfer and tax refunds processed, as well as a year-over-year increase in disbursement revenues associated with our Simply Paid disbursements program.
Interchange Revenues — Interchange revenues totaled $257.9 million for the year ended December 31, 2017, an increase of $61.3 million, or 31%, compared to the year ended December 31, 2016. The increase was primarily due to year-over-year growth in purchase volume, driven by our acquisition of UniRush and higher purchase volume per number of active cards as a result of the increasing quality of customers within our active card base.
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
Sales and Marketing Expenses — Sales and marketing expenses totaled $280.6 million for the year ended December 31, 2017, an increase of $31.5 million, or 13%, compared to the year ended December 31, 2016. This increase was the result of an increase of $26.1 million in sales commissions principally associated with higher organic revenues year-over-year generated from products that are subject to revenue-sharing agreements and an increase of $13.2 million in marketing expenses primarily driven by the acquisition of UniRush, partially offset by a decrease of $7.9 million in cost of materials. The decline in costs of materials relates to our 2016 roll out of our new suite of Green Dot branded prepaid and gift card products at our retailer distributors resulting in incremental costs of manufacturing and distributing card packages; there were no such roll out expenses in 2017.

Compensation and Benefits Expenses — Compensation and benefits expenses totaled $194.7 million for the year ended December 31, 2017, an increase of $35.2 million, or 22%, compared to the year ended December 31, 2016. The increase was primarily the result of higher salaries and wages and third-party contractor expenses of $16.2 million and $3.7 million, respectively, driven by our acquisition of UniRush, and a $12.4 million increase in stock-based compensation expense.
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
Other General and Administrative Expenses — Other general and administrative expenses totaled $155.6 million for the year ended December 31, 2017, an increase of $16.2 million, or 12%, compared to the year ended December 31, 2016, primarily due to increases of $8.3 million of professional fees, $8.1 million in amortization of acquired intangible assets driven by the acquisition of UniRush, $5.8 million in transaction losses correlated with the increase in purchase volume, a $3.5 million expense in connection with the settlement of a lawsuit, $2.3 million of telecommunication expenses and $1.2 million of impairment charges related to internal-use software. These increases were partially offset by a year-over-year increase of $7.2 million in gains associated with the change in fair value of contingent consideration, principally related to acquisition of our tax refund processing business, and a decrease of $6.0 million in depreciation and amortization of property and equipment.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2017	2016
U.S. federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	(2.3)	0.4
General business credits	(2.8)	(3.4)
Employee stock-based compensation	(12.4)	0.3
Tax Cuts and Jobs Act remeasurement	(5.0)	—
IRC 162(m) limitation	1.5	—
Other	3.0	0.1
Effective tax rate	17.0%	32.4%
Our income tax expense amounted to $17.6 million for the year ended December 31, 2017, a decrease of $2.4 million compared to the prior year, principally due to a decrease in our effective tax rate from 32.4% to 17.0%. This decrease is primarily due to the impact of our adoption of ASU 2016-09, the remeasurement of our deferred tax assets and liabilities associated with the Tax Act, and the release of reserves for uncertain tax positions upon the completion of tax examinations and the expiration of the statute of limitations with certain taxing jurisdictions. Under ASU 2016-09, all excess tax benefits and tax deficiencies related to stock compensation are now recognized as income tax benefit or expense, respectively, in the statement of operations instead of additional paid-in capital on the consolidated balance sheets. Refer to Note 14 — Income Taxes to the Consolidated Financial Statements included herein for additional information.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Results of Operations by Segment
Information with respect to the results of operations for each of our reportable segments may be found under Note 24 — Segment Information to the Consolidated Financial Statements included herein, which information is incorporated herein by reference.

Capital Requirements for Bank Holding Companies
Our subsidiary bank, Green Dot Bank, is a member bank of the Federal Reserve System and our primary regulators are the Federal Reserve Board and the Utah DFI. We and Green Dot Bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we and Green Dot Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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
As of December 31, 2018 and 2017, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2018 which management believes would have changed our category as "well capitalized."
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

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at December 31, 2018 and 2017, were as follows:

	December 31, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$353,047	20.1%	4.0%	n/a
Common equity Tier 1 capital	$353,047	88.8%	4.5%	n/a
Tier 1 capital	$353,047	88.8%	6.0%	6.0%
Total risk-based capital	$357,092	89.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$172,518	11.7%	4.0%	5.0%
Common equity Tier 1 capital	$172,518	100.8%	4.5%	6.5%
Tier 1 capital	$172,518	100.8%	6.0%	8.0%
Total risk-based capital	$173,838	101.5%	8.0%	10.0%

	December 31, 2017
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$236,885	15.6%	4.0%	n/a
Common equity Tier 1 capital	$236,885	45.3%	4.5%	n/a
Tier 1 capital	$236,885	45.3%	6.0%	6.0%
Total risk-based capital	$240,509	46.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$95,461	10.2%	4.0%	5.0%
Common equity Tier 1 capital	$95,461	37.5%	4.5%	6.5%
Tier 1 capital	$95,461	37.5%	6.0%	8.0%
Total risk-based capital	$95,752	37.6%	8.0%	10.0%

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Total cash provided by (used in)
Operating activities	$251,051	$218,310	$114,515
Investing activities	(114,967)	(145,163)	(71,999)
Financing activities	(50,961)	192,187	(75,677)
Increase (decrease) in unrestricted cash, cash equivalents and restricted cash	$85,123	$265,334	$(33,161)
During the years ended December 31, 2018, 2017 and 2016 we financed our operations primarily through our cash flows provided by operating activities. Additionally, during the years ended December 31, 2017 and 2016, we financed certain investing activities through our borrowings under our senior credit facility. At December 31, 2018, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.1 billion. We also consider our $201.2 million of investment securities available-for-sale to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $251.1 million of net cash provided by operating activities in the year ended December 31, 2018 principally resulted from $118.7 million of net income, adjusted for certain non-cash operating expenses of $128.1 million, and an increase in net changes in working capital assets and liabilities of $4.3 million, driven principally by the timing of payments of our accounts payable and accrued liabilities and the settlement of outstanding accounts receivables. Our $218.3 million of net cash provided by operating activities in the year ended December 31, 2017 principally resulted from $85.9 million of net income, adjusted for certain non-cash operating expenses of $102.8 million and an increase in our net changes in working capital assets and liabilities of $29.6 million, driven principally by the timing of payments of our accounts payable and accrued liabilities. Our $114.5 million of net cash provided by operating activities in the year ended December 31, 2016 principally resulted from $41.6 million of net income, adjusted for certain non-cash operating expenses of $92.6 million, offset by a decrease in our net changes in our operating assets and liabilities of $19.7 million, driven primarily by a decrease in our accounts payable and accrued liabilities and an increase in tax payments made during the year.
Cash Flows from Investing Activities
Our $115.0 million of net cash used in investing activities in the year ended December 31, 2018 primarily reflects payments for acquisition of property and equipment of $61.0 million and purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $48.1 million. Our $145.2 million of net cash used in investing activities in the year ended December 31, 2017 primarily reflects payment for our acquisition of UniRush, LLC of $141.5 million, net of cash acquired, and payments for acquisition of property and equipment of $44.1 million, offset by proceeds from sales and maturities of available-for-sale investment securities, net of purchases, of $53.0 million. Our $72.0 million of net cash used in investing activities in the year ended December 31, 2016 primarily reflects payments for acquisition of property and equipment of $43.3 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $28.9 million.
Cash Flows from Financing Activities
Our $51.0 million of net cash used in financing activities for the year ended December 31, 2018 was primarily the result of $46.0 million in taxes paid from net settled equity awards and $22.5 million in repayments of our note payable, offset by $21.9 million from stock option exercise and employee stock purchase plan proceeds. Our $192.2 million of net cash provided by financing activities for the year ended December 31, 2017 was primarily the result of a $284.8 million net increase in deposits associated with our card programs and $24.2 million from stock option exercise and employee stock purchase plan proceeds, offset by $52.0 million used for our stock repurchase program, $22.5 million in repayments of our note payable, $18.1 million in taxes paid from net settled equity awards, and a $20.9 million decrease in obligations to our customers. Our $75.7 million of net cash used in financing activities in the year ended December 31, 2016 was primarily the result of an $83.4 million decrease in obligations to customers, $59.0 million used for our stock repurchase program, $22.5 million in repayments of our note payable, and $8.2 million in taxes paid from net settled equity awards, offset by increases of $85.3 million in deposits to customers associated with our GPR card program and $14.9 million from stock option exercise and employee stock purchase plan proceeds.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. During 2019, we intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect these capital expenditures will exceed the amount of our capital expenditures in 2018 as we reinvest a portion of the incremental cash flow generated from operations.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions. As discussed above in Note 4 — Business Acquisitions to the Consolidated Financial Statements included herein, in connection with the completion of our acquisition of all the membership interests of UniRush in February 2017, we agreed to pay an annual earn-out payment of at least $4 million for five years following the closing. The earn-out payments will be made in each of the first five years after closing, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year, although any potential increase is not expected to be material to the overall purchase price.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provides for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement bear interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin (5.02% as of December 31, 2018). The balance outstanding on the Term Facility was $58.7 million at December 31, 2018, net of deferred financing fees. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder are payable on October 23, 2019. There were no borrowings on the Revolving Facility at December 31, 2018. We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At December 31, 2018, we were in compliance with all such covenants.
Share Repurchase Program
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
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2018. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Debt obligations	$60,000	$60,000	$—	$—	$—
Operating lease obligations	27,917	7,927	14,618	5,372	—
Purchase obligations(1)	26,300	13,882	11,643	775	—
Total	$114,217	$81,809	$26,261	$6,147	$—
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See Note 20 — Commitments and Contingencies of the Notes to our Consolidated Financial Statements.
In addition to the above contractual obligations, our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022.
Off-Balance Sheet Arrangements
During the years ended December 31, 2018, 2017, and 2016 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Statistical Disclosure by Bank Holding Companies
As discussed in Part I, Item 1. Business, we became a bank holding company in December 2011. This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2018 and 2017 and average balance data for the period ended December 31, 2016:

	Year ended December 31,						Period ended December 31,
	2018			2017			2016
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$21,742	$1,847	8.5%	$11,835	$1,420	12.0%	$6,806
Taxable investment securities	208,359	3,958	1.9	153,276	2,464	1.6	152,941
Non-taxable investment securities	423	15	3.5	296	2	0.7	677
Federal reserve stock	3,722	199	5.3	3,512	212	6.0	3,953
Fee advances	7,641	931	12.2	689	291	42.2	—
Cash	992,138	18,940	1.9	590,203	6,522	1.1	585,701
Total interest-bearing assets	1,234,025	25,890	2.1%	759,811	10,911	1.4%	750,078
Non-interest bearing assets	236,254			147,530			127,809
Total assets	$1,470,279			$907,341			$877,887

Liabilities
Interest-bearing liabilities
Checking accounts	$75,674	$1,346	1.8%	$21,645	$19	0.1%	$1,107
Savings deposits	15,244	112	0.7	9,983	23	0.2	11,926
Time deposits, denominations greater than or equal to $100	4,172	32	0.8	4,946	37	0.7	6,217
Time deposits, denominations less than $100	1,297	9	0.7	1,489	9	0.6	1,834
Total interest-bearing liabilities	96,387	1,499	1.6%	38,063	88	0.2%	21,084
Non-interest bearing liabilities	1,214,396			760,922			696,747
Total liabilities	1,310,783			798,985			717,831
Total stockholders' equity	159,496			108,356			160,056
Total liabilities and stockholders' equity	$1,470,279			$907,341			$877,887

Net interest income/yield on earning assets		$24,391	0.5%		$10,823	1.2%
___________

(1)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

The following table presents the rate/volume variance in interest income and expense for the year ended December 31, 2018:

	December 31, 2018
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Loans	$427	$(356)	$783
Taxable investment securities	1,494	448	1,046
Non-taxable investment securities	13	8	5
Federal reserve stock	(13)	(24)	11
Fee advances	640	(207)	847
Cash	12,418	4,745	7,673
	$14,979	$4,614	$10,365

Checking accounts	$1,327	$366	$961
Savings deposits	89	50	39
Time deposits, denominations greater than or equal to $100	(5)	1	(6)
Time deposits, denominations less than $100	—	1	(1)
	$1,411	$418	$993
___________

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2018, 2017 and 2016:

	December 31, 2018		December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds	$—	$—	$1,000	$999	$15,952	$15,958
Negotiable certificate of deposit	15,000	15,000	—	—	—	—
Agency bond securities	19,723	19,693	—	—	—	—
Agency mortgage-backed securities	87,156	86,813	121,036	120,034	117,990	117,490
Municipal bonds	507	483	742	739	1,460	1,430
Asset-backed securities	79,274	79,194	20,952	20,861	26,614	26,458
Total fixed-income securities	$201,660	$201,183	$143,730	$142,633	$162,016	$161,336
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2018:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(In thousands, except percentages)
Negotiable certificate of deposit	$15,000	$—	$—	$—	$15,000
Agency bond securities	4,973	14,750	—	—	19,723
Agency mortgage-backed securities	—	—	7,465	79,691	87,156
Municipal bonds	—	—	—	507	507
Asset-backed securities	—	74,248	5,026	—	79,274
Total fixed-income securities	$19,973	$88,998	$12,491	$80,198	$201,660
Weighted-average yield	2.63%	2.72%	2.99%	3.11%	2.88%

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2018, 2017, and 2016:

	December 31, 2018		December 31, 2017		December 31, 2016
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$75,674	1.8%	$21,645	0.1%	$1,107	0.1%
Savings deposits	15,244	0.7	9,983	0.2	11,926	0.1
Time deposits, denominations greater than or equal to $100	4,172	0.8	4,946	0.7	6,217	0.8
Time deposits, denominations less than $100	1,297	0.7	1,489	0.6	1,834	0.7
Total interest-bearing deposit accounts	96,387	1.6%	38,063	0.2%	21,084	0.4%
Non-interest bearing deposit accounts	943,464		527,202		509,777
Total deposits	$1,039,851		$565,265		$530,861
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2018:

December 31, 2018
(In thousands)
Less than 3 months	$104
3 through 6 months	413
6 through 12 months	209
Greater than 12 months	3,070
$3,796
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the years ended December 31, 2018, 2017, and 2016:

	December 31, 2018	December 31, 2017	December 31, 2016
Net return on assets	2.3%	1.7%	1.3%
Net return on equity	21.0	14.0	7.2
Equity to assets ratio	10.9	11.9	18.2
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
As of December 31, 2018, we had a $58.7 million term loan outstanding under our $225.0 million credit agreement. Refer to Note 11 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our term loan and revolving credit facility are, and are expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. Assuming our credit agreement is drawn up to its maximum borrowing capacity of $225.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2018, each quarter point of change in interest rates would result in a $0.6 million change in our annual interest expense. We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts only to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the risk committee of our board of directors.
Our exposure to credit risk associated with our retail distributors and Simply Paid distribution partners is mitigated due to the short time period, currently an average of two days that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor and Simply Paid distribution partner. We monitor each retail distributor’s and Simply Paid distribution partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring our retail distributor and Simply Paid distribution partner exposure and assigning credit limits and reports regularly to the risk committee of our board of directors.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation

Opinion on Internal Control over Financial Reporting
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, Green Dot Corporation (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Green Dot Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

Los Angeles, California
February 26, 2019

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,094,728	$919,243
Restricted cash	490	90,852
Investment securities available-for-sale, at fair value	19,960	11,889
Settlement assets	153,992	209,399
Accounts receivable, net	40,942	35,277
Prepaid expenses and other assets	57,070	47,086
Income tax receivable	8,772	7,459
Total current assets	1,375,954	1,321,205
Investment securities available-for-sale, at fair value	181,223	141,620
Loans to bank customers, net of allowance for loan losses of $1,144 and $291 as of December 31, 2018 and 2017, respectively	21,363	18,570
Prepaid expenses and other assets	8,125	8,179
Property and equipment, net	120,269	97,282
Deferred expenses	21,201	21,791
Net deferred tax assets	7,867	6,507
Goodwill and intangible assets	551,116	582,377
Total assets	$2,287,118	$2,197,531
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,631	$34,863
Deposits	1,005,485	1,022,180
Obligations to customers	58,370	95,354
Settlement obligations	5,788	6,956
Amounts due to card issuing banks for overdrawn accounts	1,681	1,371
Other accrued liabilities	134,000	123,397
Deferred revenue	34,607	30,875
Note payable	58,705	20,906
Income tax payable	67	74
Total current liabilities	1,337,334	1,335,976
Other accrued liabilities	30,927	30,520
Note payable	—	58,705
Net deferred tax liabilities	9,045	7,780
Total liabilities	1,377,306	1,432,981
Commitments and contingencies (Note 20)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2018 and 2017; 52,917 and 51,136 shares issued and outstanding as of December 31, 2018 and 2017, respectively	53	51
Additional paid-in capital	380,753	354,789
Retained earnings	529,143	410,440
Accumulated other comprehensive loss	(137)	(730)
Total stockholders’ equity	909,812	764,550
Total liabilities and stockholders’ equity	$2,287,118	$2,197,531
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$482,881	$414,775	$337,821
Processing and settlement service revenues	247,958	217,454	184,342
Interchange revenues	310,919	257,922	196,611
Total operating revenues	1,041,758	890,151	718,774
Operating expenses:
Sales and marketing expenses	326,333	280,561	249,096
Compensation and benefits expenses	221,627	194,654	159,456
Processing expenses	181,160	161,011	107,556
Other general and administrative expenses	206,040	155,601	139,350
Total operating expenses	935,160	791,827	655,458
Operating income	106,598	98,324	63,316
Interest income	23,701	11,243	7,367
Interest expense	(6,482)	(6,109)	(9,122)
Income before income taxes	123,817	103,458	61,561
Income tax expense	5,114	17,571	19,961
Net income	118,703	85,887	41,600
Income attributable to preferred stock	—	—	(802)
Net income available to common stockholders	$118,703	$85,887	$40,798

Basic earnings per common share:	$2.27	$1.70	$0.82
Diluted earnings per common share:	$2.18	$1.61	$0.80
Basic weighted-average common shares issued and outstanding:	52,222	50,482	49,535
Diluted weighted-average common shares issued and outstanding:	54,481	53,198	50,797
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$118,703	$85,887	$41,600
Other comprehensive income (loss)
Unrealized holding income (loss), net of tax	593	(549)	34
Comprehensive income	$119,296	$85,338	$41,634
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2015	2	$2	50,502	$51	$379,376	$284,108	$(215)	$663,322
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	1,716	1	8,803	—	—	8,804
Stock-based compensation	—	—	—	—	28,321	—	—	28,321
Conversion of preferred stock	(2)	(2)	1,519	2	—	—	—	—
Repurchases of Class A common stock	—	—	(3,224)	(3)	(58,345)	—	—	(58,348)
Net income	—	—	—	—	—	41,600	—	41,600
Other comprehensive income	—	—	—	—	—	—	34	34
Balance at December 31, 2016	—	$—	50,513	$51	$358,155	$325,708	$(181)	$683,733
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	1,949	1	6,083	—	—	6,084
Stock-based compensation	—	—	—	—	40,734	—	—	40,734
Repurchases of Class A common stock	—	—	(1,326)	(1)	(51,968)	—	—	(51,969)
Net income	—	—	—	—	—	85,887	—	85,887
Other comprehensive loss	—	—	—	—	—	—	(549)	(549)
Cumulative effect of accounting change and tax reform	—	—	—	—	1,785	(1,155)	—	630
Balance at December 31, 2017	—	$—	51,136	$51	$354,789	$410,440	$(730)	$764,550
Common stock issued under stock plans, net of withholdings and related tax effects	—	—	1,781	2	(24,129)	—	—	(24,127)
Stock-based compensation	—	—	—	—	50,093	—	—	50,093
Net income	—	—	—	—	—	118,703	—	118,703
Other comprehensive income	—	—	—	—	—	—	593	593
Balance at December 31, 2018	—	$—	52,917	$53	$380,753	$529,143	$(137)	$909,812
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities
Net income	$118,703	$85,887	$41,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	38,581	33,470	39,460
Amortization of intangible assets	32,761	31,110	23,021
Provision for uncollectible overdrawn accounts	79,790	77,145	74,841
Employee stock-based compensation	50,093	40,734	28,321
Amortization of premium on available-for-sale investment securities	1,042	1,510	1,357
Change in fair value of contingent consideration	3,298	(9,672)	(2,500)
Amortization of deferred financing costs	1,594	1,589	1,534
Impairment of capitalized software	922	1,326	142
Deferred income tax (benefit) expense	(234)	2,780	1,270
Changes in operating assets and liabilities:
Accounts receivable, net	(85,455)	(68,368)	(74,851)
Prepaid expenses and other assets	(9,930)	(16,841)	1,131
Deferred expenses	590	(2,098)	(2,138)
Accounts payable and other accrued liabilities	12,471	27,982	(19,156)
Deferred revenue	4,675	4,689	2,004
Income tax receivable/payable	(1,253)	5,067	(3,662)
Other, net	3,403	2,000	2,141
Net cash provided by operating activities	251,051	218,310	114,515

Investing activities
Purchases of available-for-sale investment securities	(186,884)	(58,665)	(135,920)
Proceeds from maturities of available-for-sale securities	60,449	71,338	105,544
Proceeds from sales of available-for-sale securities	78,385	40,310	1,430
Payments for acquisition of property and equipment	(61,030)	(44,142)	(43,273)
Net (increase) decrease in loans	(5,887)	(12,511)	220
Acquisition, net of cash acquired	—	(141,493)	—
Net cash used in investing activities	(114,967)	(145,163)	(71,999)

Financing activities
Borrowings from notes payable	—	20,000	—
Repayments of borrowings from notes payable	(22,500)	(42,500)	(22,500)
Borrowings on revolving line of credit	—	335,000	145,000
Repayments on revolving line of credit	—	(335,000)	(145,000)
Proceeds from exercise of options	21,880	24,161	14,917
Taxes paid related to net share settlement of equity awards	(46,007)	(18,077)	(8,223)
Net (decrease) increase in deposits	(16,733)	284,766	85,269
Net increase (decrease) in obligations to customers	17,255	(20,926)	(83,372)
Contingent consideration payments	(4,856)	(3,104)	(2,755)
Repurchase of Class A common stock	—	(51,969)	(59,013)
Deferred financing costs	—	(164)	—
Net cash (used in) provided by financing activities	(50,961)	192,187	(75,677)

Net increase (decrease) in unrestricted cash, cash equivalents and restricted cash	85,123	265,334	(33,161)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,010,095	744,761	777,922
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,095,218	$1,010,095	$744,761

Cash paid for interest	$4,888	$4,520	$7,586
Cash paid for income taxes	$6,233	$9,603	$22,316

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,094,728	$919,243	$732,676
Restricted cash	490	90,852	12,085
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,095,218	$1,010,095	$744,761
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
Our products and services:
We offer consumers a broad collection of financial products and services managed through several diverse business lines which are then made available to consumers through a widely-available “branchless" distribution network in the United States. Many of the products and services we internally create and distribute are marketed under the Green Dot brand name, which we believe is both a well-known and highly trusted brand name for millions of consumers. Our branchless network consists of:

•	distribution arrangements with more than 100,000 mostly major chain retail locations, which we refer to as “retail distributors” and thousands of neighborhood Financial Service Center locations;

•	several differently branded, Green Dot-owned and operated direct-to-consumer online and direct mail customer acquisition platforms;

•	corporate distribution partnerships with businesses that provide payroll cards to their employees to receive wage disbursements;

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
Our BaaS Platform:
Through our BaaS Platform, we currently offer the following types of products and services on behalf of several of America’s largest retail, consumer, technology and financial services companies:

•	Mobile banking;

•	Loan disbursement accounts;

•	Spend-based Mobile P2P services, such as Apple Pay Cash;

•	Money transfer services;

•	GPR cards;

•	Network branded "open loop" gift cards;

•	Instant payment and wage disbursements;

•	Small business checking accounts and debit cards; and

•	Consumer checking accounts.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the results of Green Dot Corporation and our wholly-owned subsidiaries. We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or GAAP. We eliminate all significant intercompany balances and transactions on consolidation. We include the results of operations of acquired companies from the date of acquisition.
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
Settlement assets represent the amounts due from our retail distributors and other partners for customer funds collected at the point of sale that have not yet been received by our subsidiary bank. Also included in this balance are payroll amounts funded in advance (up to two days early) to certain cardholders who are eligible to participate in our early direct deposit programs. Obligations to customers represent customer funds collected from (or to be remitted by) our retail distributors for which the underlying products have not been activated. Once the underlying products have been activated, the customer funds are reclassified as deposits in a bank account established for the benefit of the customer. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.
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
Restricted Cash
As of December 31, 2018 and 2017, restricted cash amounted to $0.5 million and $90.9 million, respectively. Restricted cash as of December 31, 2017 primarily consisted of funds required to collateralize a pre-funding obligation with a counter-party. We are no longer restricted by this pre-funding obligation as of December 31, 2018.
Loans to Bank Customers
We report loans measured at historical cost at their outstanding principal balances, net of any charge-offs, and for purchased loans, net of any unaccreted discounts. We recognize interest income as it is earned.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Nonperforming Loans
Nonperforming loans generally include loans that have been placed on nonaccrual status. We generally place loans on nonaccrual status when they are past due 90 days or more. We reverse the related accrued interest receivable and apply interest collections on nonaccrual loans as principal reductions; otherwise, we credit such collections to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected. For our secured credit card portfolio, when an account is past due 90 days, collateral deposits are applied against outstanding credit card balances. Any balance in excess of the collateral balance is charged off at 120 days.
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
Allowance for Loan Losses
We establish an allowance for loan losses to account for estimated credit losses inherent in our loan portfolio, including our secured credit cards. For each portfolio of loans, our estimate of inherent losses is separately calculated on an aggregate basis for groups of loans and are considered to have similar credit characteristics and risk of loss. We analyze historical loss rates for these groups to determine a loss rate for each group of loans. We then adjust the rates for qualitative factors which in our judgment affect the expected inherent losses. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, changes in the loan grading and underwriting process, changes in the estimated value of the underlying collateral for collateral dependent loans, delinquency and nonaccrual status, problem loan trends, and geographic concentrations. We separately establish specific allowances for impaired loans based on the present value of changes in cash flows expected to be collected, or for impaired loans that are considered collateral dependent, the estimated fair value of the collateral.
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
The estimated useful lives of the respective classes of assets are as follows:

Land	N/A
Building	30 years
Computer equipment, furniture and office equipment	3-10 years
Computer software purchased	3 years
Capitalized internal-use software	3-7 years
Tenant improvements	Shorter of the useful life or the lease term

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Impairment of Long Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded impairment charges of $0.9 million, $1.3 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
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
No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2018, 2017 and 2016.
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is our best estimate of the pattern of economic benefit, based on legal, contractual, and other provisions. The estimated useful lives of the intangible assets, which consist primarily of customer relationships and trade names, range from 3-15 years.
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
Revenue Recognition
Our operating revenues consist of card revenues and other fees, processing and settlement service revenues and interchange revenues. The core principle of the recent revenue standard is that these revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, as determined under a five-step process.
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
We charge new card fees when a consumer purchases a new card in a retail store. The new card fee provides our cardholders a material right and accordingly, we defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently less than one year for our GPR cards and gift cards. For GPR cards, average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance.  We reassess average card lifetime quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. See Contract Balances discussed in Note 3 — Revenues, for further information.
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
We pay our retail distributors and brokers commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently less than one year for our GPR and gift cards. Absent a new card fee, we expense the related commissions immediately. We expense commissions related to cash transfer products when the cash transfer transactions are completed. We expense costs for the production of advertising as incurred. The cost of media advertising is expensed when the advertising first takes place. We record the costs associated with card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime.
Included in sales and marketing expenses are advertising and marketing expenses of $23.2 million, $25.1 million and $11.9 million and shipping and handling costs of $2.0 million, $3.0 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Also included in sales and marketing expenses were liabilities that we incurred for use tax to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.

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
We have issued performance based and market based restricted stock units to our executive officers and employees. For performance based awards, we recognize compensation cost for the restricted stock units if and when we conclude it is probable that the performance will be satisfied, over the requisite service period based on the grant-date fair value of the stock. We reassess the probability of vesting at each reporting period and adjust compensation expense based on the probability assessment. For market based restricted stock units, we base compensation expense on the fair value estimated at the date of grant using a Monte Carlo simulation or similar lattice model. We recognize compensation expense over the requisite service period regardless of the market condition being satisfied, provided that the requisite service has been provided, since the estimated grant date fair value incorporates the probability of outcomes that the market condition will be achieved.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and made significant changes to U.S. income tax law. The Tax Cuts and Jobs Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, created new taxes on certain foreign-sourced earnings, eliminated certain deductions, and enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. As of December 31, 2018, we have completed our accounting for all enactment date income tax effects of the Tax Act, which resulted in a $0.3 million tax expense, or an increase in our effective tax rate by 0.2%. Refer to Note 14 — Income Taxes for additional information.

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
We divide adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options, restricted stock units (including performance based restricted stock units), shares to be purchased under our employee stock purchase plan and the dilution resulting from the conversion of convertible securities, if applicable. We exclude the effects of convertible securities, restricted stock units and stock options from the computation of diluted EPS in periods in which the effect would be anti-dilutive. Additionally, we have excluded any performance based restricted stock units for which the performance contingency has not been met as of the end of the period. We calculate dilutive potential common shares using the treasury stock method, if-converted method and the two-class method, as applicable.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which amends ASC 350-40 to address implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. As a result, certain implementation costs incurred by companies under hosting arrangements will be deferred and amortized. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We intend to early adopt the standard effective January 1, 2019 on a prospective basis, the effect of which we do not expect to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other ("ASU 2017-04"): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. We are currently evaluating the impact of the provisions of ASU 2017-04 on our consolidated financial statements; however, we do not anticipate it will have any impact upon adoption.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance has been modified through additional technical corrections since its original issuance, including optional transition relief as provided for under ASU No. 2018-11- Leases (Topic 842): Targeted Improvements. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for leases with a term greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods.
We will adopt the new lease standard effective January 1, 2019 on a prospective basis and have substantially completed our assessment of the impact on our consolidated financial statements. We have elected the package of practical expedients, the short-term lease exemption, as well as the election to not separate lease and non-lease components, as applicable, for selected classes of assets. We have not identified any adjustments related to classification of our operating lease contracts and therefore, no adjustment to retained earnings is expected upon adoption. Based on our current assessment, we expect the gross up effect to our consolidated balance sheet upon adoption to be in the range of approximately $25 million, which we do not believe to be material. We will provide expanded lease disclosures and the final quantitative impact as required beginning in the first quarter of 2019.
Recently adopted accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which has been modified through additional technical corrections since its original issuance (collectively ASC 606). ASU 2014-09 superseded nearly all existing revenue recognition guidance under then current GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under previous GAAP. The standard allowed companies to apply either a full retrospective approach, which requires applying the standard to each prior year reporting period presented, or a modified retrospective approach with a cumulative effect adjustment recognized upon adoption. We adopted the provisions of the standard on January 1, 2018 using the modified retrospective approach, which did not result in any cumulative adjustment to opening retained earnings nor did it have a material impact on our consolidated financial statements. The adoption of ASU 2014-09, however, requires expanded disclosures under the new guidance. See Note 3 — Revenues for further information and additional discussion around changes identified to our policies under the new accounting pronouncement.
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
The impact of our adoption of ASC 606 was limited to a change in presentation of certain incentive agreements. Prior to the adoption of ASC 606, incentive payments with our retail distributors and other partners had generally been recorded as a reduction to revenues over the related period of benefit the incentive payment related. Upon the adoption of ASC 606, such payments are classified as sales and marketing expenses since these contractual arrangements have been determined to be outside the scope of contracts with our customers under the new accounting standard. The total amount of incentive payments recognized was $7.1 million, $4.8 million and $3.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Year Ended December 31, 2018
	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$500,629	$247,942
Transferred over time	289,714	3,473
Operating revenues	$790,343	$251,415
Within our Account Services segment, revenues recognized at a point in time are comprised of ATM fees, interchange, and other similar transaction-based fees. Revenues recognized over time consists of new card fees, monthly maintenance fees and revenue earned from gift cards. Substantially all of our processing and settlement services are recognized at a point in time.
Refer to Note 24 — Segment Information for our revenues disaggregated by our products and services and the components to our total operating revenues on our consolidated statements of operations for additional information.
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
Contract Balances
As disclosed on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $28.7 million for the year ended December 31, 2018, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the period and did not recognize any revenue during these periods from performance obligations satisfied in previous periods.

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
Note 4—Business Acquisitions
On February 28, 2017, we completed our acquisition of all the membership interests of UniRush, LLC ("UniRush"), an online direct-to-consumer GPR card and corporate payroll card provider. The fair value of the total consideration in connection with the acquisition was approximately $163.7 million, which included cash and contingent consideration in the form of an earn-out. We paid for the transaction with $142.2 million in cash, of which $95 million was raised from a combination of our Revolving Facility, as discussed in Note 11 — Note Payable, and subordinated notes payable of $20 million to the selling shareholders of UniRush. The subordinated notes were repaid shortly after close of the acquisition during the three months ended March 31, 2017. The transaction terms include an earn-out equal to the greater of (i) a specified percentage of the revenue generated by the online direct-to-consumer GPR card portfolio for the five-year period following the closing or (ii) $20 million, payable quarterly over the five years.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Business Acquisitions (continued)
Goodwill of approximately $93.4 million represents the excess of the purchase price over the estimated fair value of the underlying identifiable tangible and intangible assets acquired and liabilities assumed. The goodwill arises from the opportunity for synergies and economies of scale from the combined companies and expanding our reach into the online direct-to-consumer and corporate payroll distribution channels. Although the goodwill will not be amortized for financial reporting purposes, it is anticipated that substantially all of the goodwill will be deductible for federal tax purposes over the statutory period of 15 years.
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

	Year Ended December 31,
	2017	2016
	(In thousands, except per share data)
	(Pro Forma)
Net revenues	$909,436	$821,987
Net income attributable to common stock	$77,471	$45,871
Basic earnings per common share	$1.53	$0.93
Diluted earnings per common share	$1.46	$0.90
Basic weighted-average common shares issued and outstanding	50,482	49,535
Diluted weighted-average common shares issued and outstanding	53,198	50,797

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2018
Negotiable certificate of deposit	$15,000	$—	$—	$15,000
Agency bond securities	19,723	6	(36)	19,693
Agency mortgage-backed securities	87,156	53	(396)	86,813
Municipal bonds	507	—	(24)	483
Asset-backed securities	79,274	14	(94)	79,194
Total investment securities	$201,660	$73	$(550)	$201,183

December 31, 2017
Corporate bonds	$1,000	$—	$—	$1,000
U.S. Treasury notes	10,921	—	(46)	10,875
Agency mortgage-backed securities	121,037	52	(1,055)	120,034
Municipal bonds	742	4	(7)	739
Asset-backed securities	20,952	—	(91)	20,861
Total investment securities	$154,652	$56	$(1,199)	$153,509
As of December 31, 2018 and 2017, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2018
Agency bond securities	$14,937	$(36)	$—	$—	$14,937	$(36)
Agency mortgage-backed securities	28,939	(103)	8,743	(293)	37,682	(396)
Municipal bonds	353	(14)	130	(10)	483	(24)
Asset-backed securities	50,980	(70)	7,333	(24)	58,313	(94)
Total investment securities	$95,209	$(223)	$16,206	$(327)	$111,415	$(550)

December 31, 2017
U.S. Treasury notes	$4,588	$(21)	$6,288	$(25)	$10,876	$(46)
Agency mortgage-backed securities	62,683	(453)	44,159	(602)	106,842	(1,055)
Municipal bonds	—	—	193	(7)	193	(7)
Asset-backed securities	2,134	(2)	18,727	(89)	20,861	(91)
Total investment securities	$69,405	$(476)	$69,367	$(723)	$138,772	$(1,199)
We did not record any other-than-temporary impairment losses during the years ended December 31, 2018 and 2017 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
For the year ended December 31, 2018, we recorded a realized loss of approximately $1.5 million as a result of the sale of certain investment securities. Any gross realized gains or losses for the years ended December 31, 2017 and 2016 were de minimis.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Investment Securities (continued)
As of December 31, 2018, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$19,973	$19,960
Due after one year through five years	14,750	14,733
Due after five years through ten years	—	—
Due after ten years	507	483
Mortgage and asset-backed securities	166,430	166,007
Total investment securities	$201,660	$201,183
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 6—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Overdrawn account balances due from cardholders	$17,848	$17,856
Reserve for uncollectible overdrawn accounts	(13,888)	(14,471)
Net overdrawn account balances due from cardholders	3,960	3,385

Trade receivables	6,505	4,231
Reserve for uncollectible trade receivables	(59)	(3)
Net trade receivables	6,446	4,228

Receivables due from card issuing banks	6,688	6,309
Fee advances	19,576	16,194
Other receivables	4,272	5,161
Accounts receivable, net	$40,942	$35,277
Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance, beginning of period	$14,471	$11,932	$7,999
Provision for uncollectible overdrawn accounts:
Fees	67,348	69,912	67,798
Purchase transactions	12,442	7,233	7,043
Charge-offs	(80,373)	(74,606)	(70,908)
Balance, end of period	$13,888	$14,471	$11,932

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2018
Residential	$2	$—	$7	$9	$3,329	$3,338
Commercial	—	—	—	—	193	193
Installment	—	2	—	2	905	907
Secured credit card	1,383	1,315	1,114	3,812	14,257	18,069
Total loans	$1,385	$1,317	$1,121	$3,823	$18,684	$22,507

Percentage of outstanding	6.2%	5.9%	5.0%	17.0%	83.0%	100.0%

December 31, 2017
Residential	$—	$—	$—	$—	$3,554	$3,554
Commercial	—	—	—	—	315	315
Installment	1	—	—	1	1,378	1,379
Secured credit card	1,223	593	424	2,240	11,373	13,613
Total loans	$1,224	$593	$424	$2,241	$16,620	$18,861

Percentage of outstanding	6.5%	3.1%	2.3%	11.9%	88.1%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2018	December 31, 2017
	(In thousands)
Residential	$403	$502
Installment	169	191
Secured credit card	1,114	424
Total loans	$1,686	$1,117
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2018		December 31, 2017
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,935	$403	$3,038	$516
Commercial	193	—	315	—
Installment	632	275	1,059	320
Secured credit card	16,955	1,114	13,189	424
Total loans	$20,715	$1,792	$17,601	$1,260

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$403	$329	$516	$452
Installment	190	53	262	120
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance, beginning of period	$291	$277	$426
Provision (benefit) for loans	3,094	430	(151)
Loans charged off	(2,657)	(472)	(25)
Recoveries of loans previously charged off	416	56	27
Balance, end of period	$1,144	$291	$277
Note 8—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Land	$205	$205
Building	1,105	1,105
Computer equipment, furniture, and office equipment	60,110	52,132
Computer software purchased	27,276	25,579
Capitalized internal-use software	187,723	157,477
Tenant improvements	12,533	10,030
	288,952	246,528
Less accumulated depreciation and amortization	(168,683)	(149,246)
Property and equipment, net	$120,269	$97,282
Depreciation and amortization expense was $38.6 million, $33.5 million and $39.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in those amounts are depreciation expense related to internal-use software of $25.5 million, $20.0 million and $25.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. We recorded impairment charges of $0.9 million, $1.3 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. The net carrying value of capitalized internal-use software was $93.8 million and $69.9 million at December 31, 2018 and 2017, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Goodwill	$301,790	$301,790
Intangible assets, net	249,326	280,587
Goodwill and intangible assets	$551,116	$582,377
Goodwill
Changes in the carrying amount of goodwill were as follows:

	December 31,
	2018	2017
	(In thousands)
Balance, beginning of period	$301,790	$208,355
Acquisitions	—	93,435
Balance, end of period	$301,790	$301,790
We completed our annual goodwill impairment test as of September 30, 2018. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$309,773	$(98,305)	$211,468	$309,773	$(70,295)	$239,478	12.8
Trade names	44,086	(12,517)	31,569	44,086	(9,347)	34,739	14.6
Patents	3,000	(1,091)	1,909	3,000	(818)	2,182	11.0
Other	7,464	(3,084)	4,380	5,964	(1,776)	4,188	4.6
Total intangible assets	$364,323	$(114,997)	$249,326	$362,823	$(82,236)	$280,587
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $32.8 million, $31.1 million, and $23.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. None of our intangible assets were considered impaired as of December 31, 2018 or 2017.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2019	$33,496
2020	28,867
2021	28,588
2022	28,088
2023	28,088
Thereafter	102,199
Total	$249,326

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2018	2017
Non-interest bearing deposit accounts	(In thousands)
GPR deposits	$817,124	$803,549
Other demand deposits	97,442	61,264
Total non-interest bearing deposit accounts	914,566	864,813
Interest-bearing deposit accounts
Checking accounts	67,758	140,555
Savings	8,894	10,523
GPR deposits	9,224	—
Time deposits, denominations greater than or equal to $100	3,796	4,752
Time deposits, denominations less than $100	1,247	1,537
Total interest-bearing deposit accounts	90,919	157,367
Total deposits	$1,005,485	$1,022,180
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2019	$1,425
Due in 2020	1,448
Due in 2021	1,040
Due in 2022	790
Due in 2023	340
Total time deposits	$5,043
As of December 31, 2018, we had aggregate time deposits of $1.5 million in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit.
Note 11—Note Payable
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
As of December 31, 2018 and 2017, our outstanding debt consisted of the following, net of deferred financing costs of $1.3 million and $2.9 million, respectively:

	December 31, 2018	December 31, 2017
	(In thousands)
Term facility	$58,705	$79,611
Revolving facility	—	—
Total notes payable	$58,705	$79,611

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Note Payable (continued)
Interest and other fees
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. The effective interest rate on borrowings outstanding as of December 31, 2018 was 5.02%. Cash interest expense related to our Senior Credit Facility was $3.5 million, $4.1 million, and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We also pay a commitment fee, which varies from 0.30% to 0.40% per annum on the actual daily unused portions of the Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for LIBOR Rate loans.
Maturity and payments
The Revolving Facility matures, the commitments thereunder terminate, and all amounts then outstanding thereunder are payable on October 23, 2019. Quarterly principal payments of $5.6 million are payable on the loans under the Term Facility. The loans made under the Term Facility mature and all amounts then outstanding thereunder also become payable on October 23, 2019.
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
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. The Senior Credit Facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2018, we were in compliance with all such covenants.
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

Note 12—Stockholders’ Equity
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
As of December 31, 2016, all shares of our Series A Preferred shares were converted into equivalent shares of Class A Common Stock.
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
Comprehensive Income
The tax impact on unrealized losses on investment securities available-for-sale for the years ended December 31, 2018, 2017 and 2016 was approximately $0.1 million, $0.1 million and $0.2 million, respectively.
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program ("Repurchase Program") with no expiration date. As of December 31, 2017 we completed our repurchase of all $150 million of Class A Common Stock authorized under the Repurchase Program.
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution from time to time under the Repurchase Program. The following table summarizes our ASR activity since inception of the Repurchase Program:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Stockholders’ Equity (continued)

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
Note 13—Employee Stock-Based Compensation
Employee Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. At our 2017 Annual Meeting of Stockholders, our stockholders approved amendments to our 2010 Equity Incentive Plan to increase the number of shares reserved for issuance by 2.8 million. Approximately 2.6 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2018.
Stock-based compensation for the years ended December 31, 2018, 2017, and 2016 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Employee Stock-Based Compensation (continued)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Total stock-based compensation expense	$50,093	$40,734	$28,321
Related income tax benefit	3,783	9,440	9,167
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Restricted stock units granted	452	656	1,416
Weighted-average grant-date fair value	$74.33	$48.72	$22.59
Restricted stock unit activity for the year ended December 31, 2018 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2017	2,223	$28.64
Restricted stock units granted	452	$74.33
Restricted stock units vested	(906)	$25.74
Restricted stock units canceled	(215)	$22.77
Outstanding at December 31, 2018	1,554	$44.38
The total fair value of restricted stock vested for the years ended December 31, 2018, 2017 and 2016 was $67.5 million, $41.5 million and $23.2 million, respectively, based on the price of our Class A common stock on the vesting date.
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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Employee Stock-Based Compensation (continued)

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Performance based restricted stock units granted	276	616	287
Weighted-average grant-date fair value	$71.70	$36.13	$25.24
Performance based restricted stock unit activity for the year ended December 31, 2018 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2017	924	$30.20
Performance restricted stock units granted (at target)	276	$71.70
Performance restricted stock units vested	(632)	$28.23
Performance restricted stock units canceled	(67)	$40.22
Actual adjustment for certified performance periods	336	$30.42
Outstanding at December 31, 2018	837	$45.41
The total fair value of performance based restricted stock vested for the years ended December 31, 2018, 2017 and 2016 was $45.1 million, $4.4 million and $0 million, respectively, based on the price of our Class A common stock on the vesting date.
Stock Options
Stock option activity for the year ended December 31, 2018 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2017	1,023	$21.05
Options exercised	(771)	21.19
Options canceled	(1)	23.54
Outstanding at December 31, 2018	251	$20.63	3.38	$14,759
Exercisable at December 31, 2018	251	20.63	3.38	$14,759
The total intrinsic value of options exercised was $36.2 million, $24.1 million and $6.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
We have not issued any new stock option awards from our equity plan since the year ended December 31, 2014. Accordingly, any additional required disclosures with respect to fair value assumptions of our stock options have been omitted for the periods presented on these consolidated financial statements.
As of December 31, 2018, there was $76.1 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 2.67 years. As of December 31, 2018, we had no unvested stock options and thus, no remaining unrecognized compensation cost.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$4,011	$15,545	$16,540
State	894	(1,122)	1,934
Foreign	443	368	217
Current income tax expense	5,348	14,791	18,691
Deferred:
Federal	1,136	4,596	2,362
State	(1,370)	(1,816)	(1,142)
Foreign	—	—	50
Deferred income tax (benefit) expense	(234)	2,780	1,270
Income tax expense	$5,114	$17,571	$19,961
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.5)	(2.3)	0.4
General business credits	(2.2)	(2.8)	(3.4)
Employee stock-based compensation	(17.1)	(12.4)	0.3
Tax Cuts and Jobs Act remeasurement	0.2	(5.0)	—
IRC 162(m) limitation	2.2	1.5	—
Other	0.5	3.0	0.1
Effective tax rate	4.1%	17.0%	32.4%
On December 22, 2017 (the “enactment date”), H.R. 1, known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and made significant changes to U.S. income tax law. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, created new taxes on certain foreign-sourced earnings, eliminated certain deductions, and enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property.
As of December 31, 2017 and through the period ending September 30, 2018, we recorded provisional amounts for certain enactment date effects of the Tax Act by applying the guidance under Staff Accounting Bulletin No. 118 (“SAB 118”) as we had not yet completed our enactment date accounting for these effects. As of December 31, 2017, we had not completed our accounting for all of the enactment date income tax effects of the Tax Act under Accounting Standards Codification 740, Income Taxes (“ASC 740”), for the following aspects: application of the Tax Act's transition rule for IRC 162(m) limitations, one-time transition tax, and tax on global intangible low-taxed income ("GILTI"). During the years ended December 31, 2018 and 2017, we recorded tax expense related to the enactment date effects of the Tax Act that included adjusting deferred tax assets and liabilities, adjusting limitations under Section 162(m) of the Internal Revenue Code (“IRC 162(m)”) in accordance with transition rule guidance, and recording a one-time transition tax liability related to undistributed earnings of our foreign subsidiary that was not previously subject to U.S. tax.
As of December 31, 2018, we have completed our accounting for all enactment date income tax effects of the Tax Act, which resulted in a $0.3 million tax expense, or an increase in our effective tax rate by 0.2% and is included as a component of income tax expense on our consolidated statement of operations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Income Taxes (continued)
The Tax Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. Under FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have made a policy election to account for GILTI in the year the tax is incurred. For the year ended December 31, 2018, the provision for GILTI expense was not material to our financial statements.
The decrease in the effective tax rate for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to the Tax Act, which reduced the U.S. federal corporate tax rate from 35% to 21% and the recognition of significant excess tax benefits related to our employee stock-based compensation expense. The Tax Act also repealed the performance-based exception to the limitation on executive compensation under IRC 162(m) which resulted in an increased IRC 162(m) limitation for the year ended December 31, 2018.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,379	$7,746
Stock-based compensation	8,007	9,137
Reserve for overdrawn accounts	3,838	3,516
Accrued liabilities	11,206	8,782
Tax credit carryforwards	7,014	5,873
Other	—	10
Total deferred tax assets	$37,444	$35,064
Deferred tax liabilities:
Internal-use software costs	$22,351	$16,860
Property and equipment, net	2,803	1,274
Deferred expenses	4,909	4,418
Intangible assets	6,246	11,901
Gift card revenue	1,413	1,884
Other	900	—
Total deferred tax liabilities	38,622	36,337
Net deferred tax liabilities	$(1,178)	$(1,273)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2018, we do not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2015 through 2017. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of December 31, 2018, we have net operating loss carryforwards of approximately $34.7 million and $33.7 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. These net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $11.7 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Income Taxes (continued)
As of December 31, 2018 and 2017, we had a liability of $6.9 million and $5.6 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Beginning balance	$5,560	$7,314	$7,371
Increases related to positions taken during prior years	462	404	134
Increases related to positions taken during the current year	1,607	1,099	1,023
Decreases related to positions settled with tax authorities	—	(1,865)	(1,105)
Decreases due to a lapse of applicable statute of limitations	(664)	(1,392)	(109)
Ending balance	$6,965	$5,560	$7,314

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$6,918	$5,560	$7,314
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, of approximately $0.3 million, $0.2 million and $0.6 million, respectively.
Note 15—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Basic earnings per Class A common share
Net income	$118,703	$85,887	$41,600
Income attributable to preferred stock	—	—	(802)
Net income allocated to Class A common stockholders	$118,703	$85,887	$40,798
Weighted-average Class A shares issued and outstanding	52,222	50,482	49,535
Basic earnings per Class A common share	$2.27	$1.70	$0.82

Diluted earnings per Class A common share
Net income allocated to Class A common stockholders	$118,703	$85,887	$40,798
Re-allocated earnings	—	—	20
Diluted net income allocated to Class A common stockholders	$118,703	$85,887	$40,818
Weighted-average Class A shares issued and outstanding	52,222	50,482	49,535
Dilutive potential common shares:
Stock options	327	809	507
Service based restricted stock units	1,135	1,445	650
Performance based restricted stock units	796	462	103
Employee stock purchase plan	1	—	2
Diluted weighted-average Class A shares issued and outstanding	54,481	53,198	50,797
Diluted earnings per Class A common share	$2.18	$1.61	$0.80
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Earnings per Common Share (continued)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	56	124
Service based restricted stock units	20	20	2
Performance based restricted stock units	143	199	67
Conversion of convertible preferred stock	—	—	974
Total options, restricted stock units and convertible preferred stock	163	275	1,167
Note 16—Fair Value Measurements
We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value.
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2018 and 2017, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2018	(In thousands)
Assets
Negotiable certificate of deposit	$—	$15,000	$—	$15,000
Agency bond securities	—	19,693	—	19,693
Agency mortgage-backed securities	—	86,813	—	86,813
Municipal bonds	—	483	—	483
Asset-backed securities	—	79,194	—	79,194
Total assets	$—	$201,183	$—	$201,183

Liabilities
Contingent consideration	$—	$—	$15,800	$15,800

December 31, 2017
Assets
Corporate bonds	$—	$1,000	$—	$1,000
U.S. Treasury notes	—	10,875	—	10,875
Agency mortgage-backed securities	—	120,034	—	120,034
Municipal bonds	—	739	—	739
Asset-backed securities	—	20,861	—	20,861
Total assets	$—	$153,509	$—	$153,509

Liabilities
Contingent consideration	$—	$—	$17,358	$17,358
We based the fair value of our fixed income securities held as of December 31, 2018 and 2017 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2018 and 2017.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Fair Value Measurements (continued)
The following table presents changes in our contingent consideration payable for the years ended December 31, 2018, 2017 and 2016, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance, beginning of period	$17,358	$8,634	$13,889
Issuance	—	21,500	—
Payments of contingent consideration	(4,856)	(3,104)	(2,755)
Change in fair value of contingent consideration	3,298	(9,672)	(2,500)
Balance, end of period	$15,800	$17,358	$8,634
Note 17—Fair Value of Financial Instruments
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17—Fair Value of Financial Instruments (continued)
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2018 and 2017 are presented in the table below.

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$21,363	$21,088	$18,570	$18,102

Financial Liabilities
Deposits	$1,005,485	$1,005,435	$1,022,180	$1,022,102
Note payable	$58,705	$58,705	$79,611	$79,611
Note 18—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), approximately 92.8% of our borrowers reside in the state of Utah and approximately 43.3% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors, which we periodically monitor.
Note 19—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 50% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $1.7 million, $1.1 million, and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 20—Commitments and Contingencies
In December 2011, we entered into a ten-year office lease for 140,000 square feet of office space in Pasadena, California. This facility serves as our corporate headquarters. The initial term of the lease is ten years and is scheduled to expire on October 31, 2022. Through our wholly owned subsidiaries, we also lease various office facilities and maintain smaller administrative or project offices. Our total rental expense for these and former leases amounted to $7.6 million, $7.2 million and $8.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 20—Commitments and Contingencies (continued)
At December 31, 2018, the future minimum aggregate rental commitment under all operating leases and minimum annual payments through various agreements with vendors and retail distributors was as follows:

	Operating Leases	Vendor/Retail Distributor Commitments
Year ending December 31,	(In thousands)
2019	$7,927	$13,882
2020	7,929	7,486
2021	6,689	4,157
2022	5,372	450
2023	—	325
Total of future commitments	$27,917	$26,300
In the event we terminate our processing services agreement for convenience, we are required to pay a single lump sum equal to any minimum payments remaining on the date of termination. These future minimum obligations are included in our vendor and retail distributor commitments.
In addition to the above contractual obligations, our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022. As of December 31, 2018, the estimated fair value of our remaining earn-out payments amounted to $15.8 million.
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
The third and final performance period under an earn-out provision for the acquisition of our tax refund processing business ended on June 30, 2017. We believed that our tax refund processing business did not achieve its earn-out performance target for the fiscal year performance period based on the provisions of the contract and therefore, the total potential payout of $26 million had not been accrued in any period subsequent to June 30, 2017. We were in the process of resolving the final earn-out calculation with the selling shareholders with the assistance of a neutral third party pursuant to the terms of the contract. Prior to the final outcome of that process, we and the sellers mutually agreed to a payment of $13.5 million. This payment was made in October of 2018 and is reflected as a component of other general and administrative expenses on our consolidated income statement for the year ended December 31, 2018.
During the quarter ended June 30, 2016, we were in the process of our planned conversion of customer files from our legacy third-party card processor to our current third-party card processor. As part of the conversion process, a small percentage of our active account holders experienced limited disruptions in service, which resulted in two putative class action complaints filed during the second quarter of 2016. We previously recorded an accrual of approximately $2.3 million, which represented our portion of the estimated total settlement amount, all of which our insurance carrier agreed to reimburse us. As of December 31, 2018, substantially all payments have been made to members of the class for open claims and the matter is considered resolved.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 20—Commitments and Contingencies (continued)
From time to time we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) contracts with our card issuing banks, under which we are responsible to them for any unrecovered overdrafts on cardholders’ accounts; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the premises; (iii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify these persons for liabilities arising out of their relationship with us; and (iv) contracts under which we may be required to indemnify our retail distributors, suppliers, vendors and other parties with whom we have contracts against claims arising from certain of our actions, omissions, violations of law and/or infringement of patents, trademarks, copyrights and/or other intellectual property rights.
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
Note 21—Significant Customer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenue Concentrations
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2018	2017	2016
Walmart	37%	40%	45%
No other retail distributor or partner made up greater than 10% of our total operating revenues for the years ended December 31, 2018, 2017, and 2016.
Settlement Asset Concentrations
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	December 31, 2018	December 31, 2017
Walmart	18%	33%
Note 22—Regulatory Requirements
Our subsidiary bank, Green Dot Bank, is a member bank of the Federal Reserve System and our primary regulator is the Federal Reserve Board. We and Green Dot Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we and Green Dot Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 22—Regulatory Requirements (continued)
As of December 31, 2018 and 2017, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. There were no conditions or events since December 31, 2018 which management believes would have caused us or Green Dot Bank not to be considered "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$353,047	20.1%	4.0%	n/a
Common equity Tier 1 capital	$353,047	88.8%	4.5%	n/a
Tier 1 capital	$353,047	88.8%	6.0%	6.0%
Total risk-based capital	$357,092	89.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$172,518	11.7%	4.0%	5.0%
Common equity Tier 1 capital	$172,518	100.8%	4.5%	6.5%
Tier 1 capital	$172,518	100.8%	6.0%	8.0%
Total risk-based capital	$173,838	101.5%	8.0%	10.0%

	December 31, 2017
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$236,885	15.6%	4.0%	n/a
Common equity Tier 1 capital	$236,885	45.3%	4.5%	n/a
Tier 1 capital	$236,885	45.3%	6.0%	6.0%
Total risk-based capital	$240,509	46.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$95,461	10.2%	4.0%	5.0%
Common equity Tier 1 capital	$95,461	37.5%	4.5%	6.5%
Tier 1 capital	$95,461	37.5%	6.0%	8.0%
Total risk-based capital	$95,752	37.6%	8.0%	10.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 23—Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2018 and 2017:

	2018
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$237,834	$230,577	$258,349	$314,998
Total operating expenses	229,712	235,662	231,168	238,618
Operating income (loss)	8,122	(5,085)	27,181	76,380
Interest income, net	4,207	4,765	4,163	4,084
Income (loss) before income taxes	12,329	(320)	31,344	80,464
Income tax (benefit) expense	(1,943)	(4,893)	1,517	10,433
Net income	$14,272	$4,573	$29,827	$70,031
Earnings per common share
Basic
Class A common stock	$0.27	$0.09	$0.57	$1.36
Diluted
Class A common stock	$0.26	$0.08	$0.55	$1.29

	2017
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$212,989	$201,613	$222,548	$253,001
Total operating expenses	209,284	188,561	202,357	191,625
Operating income	3,705	13,052	20,191	61,376
Interest income, net	1,917	1,238	790	1,189
Income before income taxes	5,622	14,290	20,981	62,565
Income tax (benefit) expense	(6,606)	651	1,715	21,811
Net income	$12,228	$13,639	$19,266	$40,754
Earnings per common share
Basic
Class A common stock	$0.24	$0.27	$0.39	$0.81
Diluted
Class A common stock	$0.23	$0.26	$0.37	$0.78
Note 24—Segment Information
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 24—Segment Information (continued)
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$820,539	$252,909	$(31,690)	$1,041,758
Operating expenses	642,506	180,245	112,409	935,160
Operating income	$178,033	$72,664	$(144,099)	$106,598

	Year Ended December 31, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$693,103	$228,444	$(31,396)	$890,151
Operating expenses	549,375	166,444	76,008	791,827
Operating income	$143,728	$62,000	$(107,404)	$98,324

	Year Ended December 31, 2016
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$544,271	$203,569	$(29,066)	$718,774
Operating expenses	454,187	137,296	63,975	655,458
Operating income	$90,084	$66,273	$(93,041)	$63,316

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Corporate Governance and Director Independence -- Code of Business Conduct and Ethics,” “Corporate Governance and Director Independence - Committees of Our Board of Directors - Audit Committee,” “Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders under the caption “Executive Compensation” excluding the sub-caption “Equity Compensation Plan Information.”
ITEM 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information”.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders under the captions “Corporate Governance and Director Independence of Directors” and “Transactions with Related Parties, Founders and Control Persons.”
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our proxy statement for our 2019 Annual Meeting of Stockholders under the caption “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services.”

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
3. Exhibits: The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements).	8-K	May 31, 2017	10.1

10.4*	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6†	Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc.	10-Q	August 10, 2015	10.01

10.7†	Amendment No. 1 to Amended and Restated Walmart MoneyCard Program Agreement dated as of May 2, 2016 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and Wal-Mart Puerto Rico, Inc.	10-K	February 27, 2018	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.8†	Amendment No. 2 to Amended and Restated Walmart MoneyCard Program Agreement dated as of June 20, 2016 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and Wal-Mart Puerto Rico, Inc.	10-K	February 27, 2018	10.8

10.9†	Amendment No. 3 to Amended and Restated Walmart MoneyCard Program Agreement dated as of August 1, 2017 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and Wal-Mart Puerto Rico, Inc.	10-K	February 27, 2018	10.9

10.10	Amendment No. 4 to Amended and Restated Walmart MoneyCard Program Agreement dated as of September 15, 2017 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Wal-Mart Stores Texas LLC, Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P., and Wal-Mart Puerto Rico, Inc.	10-K	February 27, 2018	10.10

10.11†	Amendment No. 5 to Amended and Restated Walmart MoneyCard Program Agreement dated as of March 8, 2018 by and among Green Dot Corporation, Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Green Dot Bank.	10-Q	May 10, 2018	10.1

10.12†	Amendment No. 6 to Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2018 by and among Green Dot Corporation, Wal-Mart Stores, Inc., Wal-Mart Stores Texas L.L.C., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Green Dot Bank.	10-Q	August 9, 2018	10.1

10.13†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated.	10-Q/A	June 7, 2017	10.1

10.14†	Amendment to the Processing Services Agreement dated as of September 10, 2018 by and among the Registrant and MasterCard International Incorporated.	10-Q	November 9, 2018	10.1

10.15*	Employment letter agreement, dated September 16, 2016, between the Registrant and Steven W. Streit.	8-K	September 22, 2016	10.01

10.16*	Employment letter agreement, dated April 13, 2017, between the Registrant and Mark L. Shifke.	8-K	April 17, 2017	10.01

10.17*	Employment letter agreement, dated November 3, 2016, between the Registrant and Brett Narlinger.	10-K	February 27, 2018	10.19

10.18*	Employment letter agreement, dated September 29, 2017, between the Registrant and Konrad Alt.	10-K	February 27, 2018	10.20

10.19*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.20*	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.	8-K	March 31, 2016	10.02

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.21*	Performance-based restricted stock units award agreement between the Registrant and Steven W. Streit.	8-K	April 5, 2017	10.02

10.22*	Green Dot Corporation Corporate Transaction Policy.	8-K	April 9, 2015	10.01

10.23*	2018 Executive Officer Incentive Bonus Plan.	8-K	March 20, 2018	10.01

21.1	Subsidiaries of Green Dot Corporation.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

_______________

*	Indicates management contract or compensatory plan or arrangement.

**	Furnished, not filed.

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

Green Dot Corporation

Date:	February 26, 2019	By:	/s/ Steven W. Streit
		Name:	Steven W. Streit
		Title:	President, Chief Executive Officer, Director
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

	Signature	Title	Date
By:	/s/ Steven W. Streit	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2019
Name:	Steven W. Streit

By:	/s/ Mark Shifke	Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Name:	Mark Shifke

By:	/s/ Jess Unruh	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Name:	Jess Unruh

By:	/s/ William I. Jacobs	Chairman/Presiding Director	February 26, 2019
Name:	William I. Jacobs

By:	/s/ Kenneth C. Aldrich	Director	February 26, 2019
Name:	Kenneth C. Aldrich

By:	/s/ J. Chris Brewster	Director	February 26, 2019
Name:	J. Chris Brewster

By:	/s/ Glinda Bridgforth Hodges	Director	February 26, 2019
Name:	Glinda Bridgforth Hodges

By:	/s/ Rajeev V. Date	Director	February 26, 2019
Name:	Rajeev V. Date

By:	/s/ Saturnino Fanlo	Director	February 26, 2019
Name:	Saturnino Fanlo

By:	/s/ George W. Gresham	Director	February 26, 2019
Name:	George W. Gresham

By:	/s/ George T. Shaheen	Director	February 26, 2019
Name:	George T. Shaheen