Form 10-Q
period 2019-03-31
GREEN DOT CORP
filed 2019-05-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 53,153,281 shares of Class A common stock outstanding, par value $.001 per share as of April 30, 2019.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Class A Common Stock, $0.001 par value	GDOT	New York Stock Exchange

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,676,470	$1,094,728
Restricted cash	4,355	490
Investment securities available-for-sale, at fair value	19,981	19,960
Settlement assets	339,220	153,992
Accounts receivable, net	34,108	40,942
Prepaid expenses and other assets	49,010	57,070
Income tax receivable	—	8,772
Total current assets	2,123,144	1,375,954
Investment securities available-for-sale, at fair value	205,599	181,223
Loans to bank customers, net of allowance for loan losses of $948 and $1,144 as of March 31, 2019 and December 31, 2018, respectively	18,943	21,363
Prepaid expenses and other assets	8,777	8,125
Property and equipment, net	126,954	120,269
Operating lease right-of-use assets	15,480	—
Deferred expenses	13,033	21,201
Net deferred tax assets	11,275	7,867
Goodwill and intangible assets	542,941	551,116
Total assets	$3,066,146	$2,287,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,072	$38,631
Deposits	1,624,732	1,005,485
Obligations to customers	189,671	58,370
Settlement obligations	20,351	5,788
Amounts due to card issuing banks for overdrawn accounts	1,370	1,681
Other accrued liabilities	120,056	134,000
Operating lease liabilities	5,909	—
Deferred revenue	24,034	34,607
Note payable	—	58,705
Income tax payable	7,040	67
Total current liabilities	2,040,235	1,337,334
Other accrued liabilities	18,522	30,927
Operating lease liabilities	15,878	—
Net deferred tax liabilities	12,796	9,045
Total liabilities	2,087,431	1,377,306
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2019 and December 31, 2018; 53,148 and 52,917 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	53	53
Additional paid-in capital	384,447	380,753
Retained earnings	593,186	529,143
Accumulated other comprehensive income (loss)	1,029	(137)
Total stockholders’ equity	978,715	909,812
Total liabilities and stockholders’ equity	$3,066,146	$2,287,118
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$129,577	$130,060
Processing and settlement service revenues	107,579	100,240
Interchange revenues	92,541	84,698
Interest income, net	10,817	5,344
Total operating revenues	340,514	320,342
Operating expenses:
Sales and marketing expenses	98,701	91,968
Compensation and benefits expenses	61,475	54,507
Processing expenses	51,632	48,425
Other general and administrative expenses	47,321	43,718
Total operating expenses	259,129	238,618
Operating income	81,385	81,724
Interest expense, net	1,471	1,260
Income before income taxes	79,914	80,464
Income tax expense	15,871	10,433
Net income	$64,043	$70,031

Basic earnings per common share:	$1.21	$1.36
Diluted earnings per common share:	$1.17	$1.29
Basic weighted-average common shares issued and outstanding:	53,050	51,439
Diluted weighted-average common shares issued and outstanding:	54,551	54,234
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$64,043	$70,031
Other comprehensive income (loss)
Unrealized holding gain (loss), net of tax	1,166	(554)
Comprehensive income	$65,209	$69,477
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	231	—	(11,121)	—	—	(11,121)
Stock-based compensation	—	—	14,815	—	—	14,815
Net income	—	—	—	64,043	—	64,043
Other comprehensive income	—	—	—	—	1,166	1,166
Balance at March 31, 2019	53,148	$53	$384,447	$593,186	$1,029	$978,715

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2017	51,136	$51	$354,789	$410,440	$(730)	$764,550
Common stock issued under stock plans, net of withholdings and related tax effects	705	1	(8,097)	—	—	(8,096)
Stock-based compensation	—	—	9,360	—	—	9,360
Net income	—	—	—	70,031	—	70,031
Other comprehensive loss	—	—	—	—	(554)	(554)
Balance at March 31, 2018	51,841	$52	$356,052	$480,471	$(1,284)	$835,291

See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating activities
Net income	$64,043	$70,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,882	8,922
Amortization of intangible assets	8,174	8,236
Provision for uncollectible overdrawn accounts	23,573	18,385
Employee stock-based compensation	14,815	9,360
Amortization of (discount) premium on available-for-sale investment securities	(140)	320
Amortization of deferred financing costs	996	398
Impairment of capitalized software	100	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,739)	(12,626)
Prepaid expenses and other assets	6,974	(6,111)
Deferred expenses	8,168	7,183
Accounts payable and other accrued liabilities	(10,217)	(18,936)
Deferred revenue	(10,718)	(6,480)
Income tax receivable/payable	15,729	10,136
Other, net	(255)	51
Net cash provided by operating activities	115,385	88,869

Investing activities
Purchases of available-for-sale investment securities	(35,782)	(13,774)
Proceeds from maturities of available-for-sale securities	12,948	17,676
Proceeds from sales of available-for-sale securities	101	124
Payments for acquisition of property and equipment	(19,312)	(13,386)
Net decrease (increase) in loans	1,754	(1,143)
Net cash used in investing activities	(40,291)	(10,503)

Financing activities
Repayments of borrowings from notes payable	(60,000)	(5,625)
Proceeds from exercise of options	705	7,802
Taxes paid related to net share settlement of equity awards	(11,826)	(15,898)
Net increase in deposits	620,998	271,092
Net (decrease) increase in obligations to customers	(39,364)	9,115
Contingent consideration payments	—	(202)
Net cash provided by financing activities	510,513	266,284

Net increase in unrestricted cash, cash equivalents and restricted cash	585,607	344,650
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,095,218	1,010,095
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,680,825	$1,354,745

Cash paid for interest	$1,094	$1,118
Cash paid for income taxes	$38	$80

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,676,470	$1,268,137
Restricted cash	4,355	86,608
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,680,825	$1,354,745
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2018 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2019, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Reclassifications
Beginning with the first quarter of 2019, we present net interest income generated from operations at Green Dot Bank, our subsidiary bank, as a component of our total operating revenues. Prior year amounts, formerly reported below operating income on our consolidated statements of operations, have been reclassified to conform to our current year presentation on our consolidated statements of operations. This reclassification changed our previously reported total operating revenues, but had no impact on our previously reported consolidated net income or cash flows for any comparative periods presented.
Net interest income at Green Dot Bank has become an increasingly important revenue component as Green Dot Bank's ability to invest its growing customer balances and generate interest income is one of several unique advantages we have as both a leading consumer technology company and a federally regulated bank. Net interest income or expense generated outside of Green Dot Bank continues to be reported below operating income on our consolidated statements of operations.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance has been modified through additional technical corrections since its original issuance, including optional transition relief as provided for under

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for leases with a term greater than 12 months.
We adopted the new lease standard effective January 1, 2019, electing the optional transition method that permits the new standard to be applied prospectively, as of the effective date, without restating comparative periods presented. As a result, prior periods continue to be reported in accordance with our historical lease accounting policies. We elected the package of practical expedients under the new standard, which allows us to not reassess 1) whether any expired or existing contracts as of the adoption date are or contain a lease, 2) lease classification for any expired or existing leases as of the adoption date and 3) initial direct costs for any existing leases as of the adoption date. We did not elect to use the hindsight practical expedient under the new standard when determining the lease term and assessing any impairment of right-of-use assets.
The adoption of ASU 2016-02 resulted in the recognition of operating ROU assets of approximately $17.9 million on our consolidated balance sheet and a corresponding lease liability of approximately $25.1 million. The difference between the lease assets and liabilities recognized on our consolidated balance sheets primarily relates to accrued rent on existing leases that were offset against the ROU asset upon adoption. The adoption of the standard did not have any impact on our consolidated statements of income, stockholders’ equity and cash flows. See Note 15 — Leases, for discussion on updates to our lease accounting policies and additional disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which amends ASC 350-40 to address implementation costs incurred in a cloud computing arrangement (CCA) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. As a result, certain implementation costs incurred by companies under hosting arrangements will be deferred and amortized. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We adopted the standard effective January 1, 2019 on a prospective basis, the effect of which did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other ("ASU 2017-04"): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. We do not anticipate the new ASU will have any impact upon adoption and intend to adopt the new accounting pronouncement upon its effective date on January 1, 2020.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") that requires financial assets measured at amortized cost be presented at the net amount expected to be collected. Credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited by the amount that the fair value is less than amortized cost. The amendments of ASU 2016-13 eliminate the probable incurred loss recognition model under current GAAP and introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The new ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and intend to adopt the new accounting pronouncement upon its effective date on January 1, 2020.
Note 3—Revenues
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$140,922	$107,576	$136,526	$100,235
Transferred over time	79,767	1,432	77,346	891
Operating revenues (1)	$220,689	$109,008	$213,872	$101,126

(1)	Excludes net interest income, a component of total operating revenues, as it remains outside the scope of ASC 606, Revenues

Within our Account Services segment, revenues recognized at a point in time are comprised of ATM fees, interchange, and other similar transaction-based fees. Revenues recognized over time consists of new card fees, monthly maintenance fees and revenue earned from gift cards. Substantially all of our processing and settlement services are recognized at a point in time.
Refer to Note 18 — Segment Information for our revenues disaggregated by our products and services and the components to our total operating revenues on our Consolidated Statements of Operations for additional information.
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $21.2 million and $18.9 million for the three months ended March 31, 2019 and 2018, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2019
Negotiable certificate of deposit	$15,000	$—	$—	$15,000
Agency bond securities	19,734	7	(10)	19,731
Agency mortgage-backed securities	114,397	1,160	(235)	115,322
Municipal bonds	406	—	(10)	396
Asset-backed securities	74,995	159	(23)	75,131
Total investment securities	$224,532	$1,326	$(278)	$225,580

December 31, 2018
Negotiable certificate of deposit	$15,000	$—	$—	$15,000
Agency bond securities	19,723	6	(36)	19,693
Agency mortgage-backed securities	87,156	53	(396)	86,813
Municipal bonds	507	—	(24)	483
Asset-backed securities	79,274	14	(94)	79,194
Total investment securities	$201,660	$73	$(550)	$201,183

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of March 31, 2019 and December 31, 2018, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2019
Agency bond securities	$9,993	$(7)	$4,981	$(3)	$14,974	$(10)
Agency mortgage-backed securities	20,256	(47)	8,453	(188)	28,709	(235)
Municipal bonds	—	—	396	(10)	396	(10)
Asset-backed securities	7,133	(18)	6,495	(5)	13,628	(23)
Total investment securities	$37,382	$(72)	$20,325	$(206)	$57,707	$(278)

December 31, 2018
Agency bond securities	$14,937	$(36)	$—	$—	$14,937	$(36)
Agency mortgage-backed securities	28,939	(103)	8,743	(293)	37,682	(396)
Municipal bonds	353	(14)	130	(10)	483	(24)
Asset-backed securities	50,980	(70)	7,333	(24)	58,313	(94)
Total investment securities	$95,209	$(223)	$16,206	$(327)	$111,415	$(550)

We did not record any other-than-temporary impairment losses during the three months ended March 31, 2019 or 2018 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.
As of March 31, 2019, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$19,984	$19,981
Due after one year through five years	14,750	14,750
Due after five years through ten years	—	—
Due after ten years	406	396
Mortgage and asset-backed securities	189,392	190,453
Total investment securities	$224,532	$225,580

The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Overdrawn account balances due from cardholders	$20,918	$17,848
Reserve for uncollectible overdrawn accounts	(17,125)	(13,888)
Net overdrawn account balances due from cardholders	3,793	3,960

Trade receivables	9,310	6,505
Reserve for uncollectible trade receivables	(231)	(59)
Net trade receivables	9,079	6,446

Receivables due from card issuing banks	8,230	6,688
Fee advances	3,898	19,576
Other receivables	9,108	4,272
Accounts receivable, net	$34,108	$40,942

Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance, beginning of period	$13,888	$14,471
Provision for uncollectible overdrawn accounts:
Fees	21,077	15,779
Purchase transactions	2,496	2,606
Charge-offs	(20,336)	(17,060)
Balance, end of period	$17,125	$15,796

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2019
Residential	$7	$—	$—	$7	$3,028	$3,035
Commercial	—	—	—	—	119	119
Installment	1	—	—	1	920	921
Secured credit card	978	986	772	2,736	13,080	15,816
Total loans	$986	$986	$772	$2,744	$17,147	$19,891

Percentage of outstanding	5.0%	5.0%	3.9%	13.8%	86.2%	100.0%

December 31, 2018
Residential	$2	$—	$7	$9	$3,329	$3,338
Commercial	—	—	—	—	193	193
Installment	—	2	—	2	905	907
Secured credit card	1,383	1,315	1,114	3,812	14,257	18,069
Total loans	$1,385	$1,317	$1,121	$3,823	$18,684	$22,507

Percentage of outstanding	6.2%	5.9%	5.0%	17.0%	83.0%	100.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the criteria for classification as nonperforming.

	March 31, 2019	December 31, 2018
	(In thousands)
Residential	$338	$403
Installment	166	169
Secured credit card	772	1,114
Total loans	$1,276	$1,686

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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2019		December 31, 2018
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,697	$338	$2,935	$403
Commercial	119	—	193	—
Installment	657	264	632	275
Secured credit card	15,044	772	16,955	1,114
Total loans	$18,517	$1,374	$20,715	$1,792

Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$338	$260	$403	$329
Installment	185	63	190	53

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance, beginning of period	$1,144	$291
Provision for loans	666	268
Loans charged off	(912)	(756)
Recoveries of loans previously charged off	50	648
Balance, end of period	$948	$451

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
Restricted Stock Units
The following table summarizes restricted stock units subject to only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Restricted stock units granted	35	63
Weighted-average grant-date fair value	$66.96	$61.26

Performance Based Restricted Stock Units
We grant performance-based restricted stock units to certain employees which are subject to the attainment of minimum pre-established annual performance targets. The majority of these awards are tied to the achievement of an annual non-GAAP earnings per share target for the grant year. The actual number of shares subject to the award is determined at the end of the annual performance period and may range from 0% to 150% of the target shares granted. These awards contain an additional service component after each annual performance period is concluded and the unvested balance of the shares determined at the end of the annual performance period will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the four-year vesting period based on the fair value of the closing market price of our Class A common stock on the date of the grant and the estimated performance that is expected to be achieved. In the case of our Chief Executive Officer, vesting of the award is based on the achievement of a total shareholder return ("TSR") relative to the S&P 600 index over the three-year performance period, with certain awards eligible for a maximum payout up to 200% of the target shares granted. Compensation expense related to these awards is recognized over the performance period based on the grant date fair value through the use of a Monte Carlo simulation and are not subsequently re-measured.
Under our retirement policy adopted in April 2018, following a qualified retirement, any substantial risk of forfeiture of the award by the eligible employee is eliminated. Accordingly, the related compensation expense is recognized immediately for qualifying awards granted to eligible employees or over the period from the grant date to the date a qualifying retirement is achieved, if less than the stated vesting period discussed above.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Employee Stock-Based Compensation (continued)
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Performance based restricted stock units granted at target (1)	256	444
Weighted-average grant-date fair value	$57.51	$39.50

(1)
Performance awards granted also reflects the impact of any incremental shares awarded during the periods ended for certified performance periods. The grant date fair value for these awards are based on the grant price at the time of the original award.

The total stock-based compensation expense recognized was $14.8 million and $9.4 million for the three months ended March 31, 2019 and 2018, respectively. Total stock-based compensation expense includes amounts related to awards of restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan, and reflects, as applicable, accelerated expense recognition associated with of our retirement policy.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$1,287,620	$817,124
Other demand deposits	179,185	97,442
Total non-interest bearing deposit accounts	1,466,805	914,566
Interest-bearing deposit accounts
Checking accounts	135,885	67,758
Savings	8,151	8,894
GPR deposits	9,559	9,224
Time deposits, denominations greater than or equal to $100	3,167	3,796
Time deposits, denominations less than $100	1,165	1,247
Total interest-bearing deposit accounts	157,927	90,919
Total deposits	$1,624,732	$1,005,485

The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2019
(In thousands)
Due in 2019	$2,310
Due in 2020	719
Due in 2021	453
Due in 2022	556
Due in 2023	294
Thereafter	—
Total time deposits	$4,332

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable
In October 2014, we entered into a $225.0 million secured credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provided for: 1) a $75.0 million five-year revolving facility (the "Revolving Facility") and 2) a five-year $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the “Senior Credit Facility"). The credit agreement also included an accordion feature that, subject to securing additional commitments from existing lenders or new lending institutions, would allow us to increase the aggregate amount of these facilities by up to an additional $50.0 million.
Quarterly principal payments of $5.6 million were payable under the Term Facility, with any remaining balance outstanding due upon maturity on October 23, 2019. In March 2019, we elected to make a voluntary prepayment of $60.0 million to retire the Term Facility without penalty or additional premium. The Revolving Facility remains available for use until the Senior Credit Facility matures in October 2019.
As a result of our prepayment election under the Term Facility, our outstanding debt, net of deferred financing costs, consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Term facility	$—	$58,705
Revolving facility	—	—
Total notes payable	$—	$58,705

Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. Interest expense, excluding the amortization of debt issuance costs, related to our Senior Credit Facility was $0.6 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2019, we were in compliance with all such covenants.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2019 and 2018 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.6	0.9
General business credits	(1.4)	(0.6)
Employee stock-based compensation	(3.9)	(10.0)
IRC 162(m) limitation	2.4	1.5
Other	0.2	0.1
Effective tax rate	19.9%	12.9%

The effective tax rate for the three months ended March 31, 2019 and 2018 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the IRC 162(m) limitation on executive compensation. The increase in the effective tax rate for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to a $4.9 million decline in benefit on the recognition of excess tax benefits from stock-based compensation and additional expenses related to state taxes, net of federal tax benefits. For the three months ended March 31, 2019 and 2018, we recognized discrete tax benefits related to the excess tax benefits from stock-based compensation of $3.1 million and $8.0 million, respectively.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2019 and 2018, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2015 through 2017. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of March 31, 2019, we have net operating loss carryforwards of approximately $34.7 million and $33.7 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. These net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $14.2 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of March 31, 2019 and December 31, 2018, we had a liability of $8.5 million and $6.9 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Beginning balance	$6,965	$5,560
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	1,569	1,099
Decreases related to positions settled with tax authorities	—	—
Decreases as a result of a lapse of applicable statute of limitations	—	—
Ending balance	$8,534	$6,659

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$8,485	$6,659

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (continued)
As of March 31, 2019 and 2018, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.4 million.
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. The execution of any additional stock repurchases remain subject to regulatory approval and compliance with our internal and regulatory capital and liquidity requirements.
Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$64,043	$70,031
Denominator:
Weighted-average Class A shares issued and outstanding	53,050	51,439
Basic earnings per Class A common share	$1.21	$1.36

Diluted earnings per Class A common share
Numerator:
Net income	$64,043	$70,031
Denominator:
Weighted-average Class A shares issued and outstanding	53,050	51,439
Dilutive potential common shares:
Stock options	168	535
Restricted stock units	679	1,337
Performance based restricted stock units	641	915
Employee stock purchase plan	13	8
Diluted weighted-average Class A shares issued and outstanding	54,551	54,234
Diluted earnings per Class A common share	$1.17	$1.29

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Class A common stock
Restricted stock units	204	—
Performance based restricted stock units	—	22
Total restricted and performance based stock units	204	22

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2018.
As of March 31, 2019 and December 31, 2018, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2019	(In thousands)
Assets
Negotiable certificate of deposit	$—	$15,000	$—	$15,000
Agency bond securities	—	19,731	—	19,731
Agency mortgage-backed securities	—	115,322	—	115,322
Municipal bonds	—	396	—	396
Asset-backed securities	—	75,131	—	75,131
Total assets	$—	$225,580	$—	$225,580

Liabilities
Contingent consideration	$—	$—	$15,800	$15,800

December 31, 2018
Assets
Negotiable certificate of deposit	$—	$15,000	$—	$15,000
Agency bond securities	—	19,693	—	19,693
Agency mortgage-backed securities	—	86,813	—	86,813
Municipal bonds	—	483	—	483
Asset-backed securities	—	79,194	—	79,194
Total assets	$—	$201,183	$—	$201,183

Liabilities
Contingent consideration	$—	$—	$15,800	$15,800

We based the fair value of our fixed income securities held as of March 31, 2019 and December 31, 2018 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2019 or 2018.
The following table presents changes in our contingent consideration payable for the three months ended March 31, 2019 and 2018, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance, beginning of period	$15,800	$17,358
Payments of contingent consideration	—	(202)
Balance, end of period	$15,800	$17,156

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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2018. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Contingent Consideration
The fair value of contingent consideration obligations, such as the earn-out associated with our acquisition of UniRush, is estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value.  Our contingent consideration payable is classified as Level 3 because we use unobservable inputs to estimate fair value, including the probability of achieving certain earnings thresholds and appropriate discount rates. Changes in fair value of contingent consideration are recorded through operating expenses.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2019 and December 31, 2018 are presented in the table below.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$18,943	$18,707	$21,363	$21,088

Financial Liabilities
Deposits	$1,624,732	$1,624,693	$1,005,485	$1,005,435
Note payable	$—	$—	$58,705	$58,705

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Leases
We enter into operating lease agreements principally related to our corporate office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 4 years, most of which include renewal options of varying terms. We made a policy election to adopt the short term lease exemption for all leases with an initial term of 12 months or less.
Significant Assumptions, Judgments and Policies
Under Topic 842, we determine if an arrangement is or contains a lease at inception. ROU assets and liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only fixed payments stated in the leases at the time of commencement. Variable lease payments that are not based on a specified rate or index are expensed when incurred. Since an implicit interest rate for our leases cannot be determined under our contracts, we use an incremental borrowing rate based on the information available to us at the commencement date in determining the present value of our lease payments. Our incremental borrowing rate is based on a variety of considerations, including borrowing rates currently available to us for loans with similar terms and market participant information based on credit spreads for issuers of similar risk and credit rating.
The ROU asset also reflects any lease payments made prior to commencement and is recorded net of any lease incentives received. Our ROU asset and liability reflects, as applicable, options to extend or terminate a lease when it is reasonably certain that we will exercise such options. We also made a policy election to combine our lease and non-lease components for each of our existing classes of leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease expense is recognized on a straight-line basis over the lease term.
Our total lease expense for the three months ended March 31, 2019 and 2018 amounted to approximately $1.9 million. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

March 31, 2019

Cash paid for operating lease liabilities (in thousands)	$2,138
Weighted average remaining lease term	3.4 years
Weighted average discount rate	4.5%

Maturities of our operating lease liabilities as of March 31, 2019 is as follows:

Operating Leases
(In thousands)
Remainder of 2019	$4,950
2020	6,739
2021	6,391
2022	5,372
23,452
Less: imputed interest	(1,665)
Total lease liabilities	$21,787

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Leases (continued)
Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows:

Operating Leases (1)
Year ending December 31,	(In thousands)
2019	$7,927
2020	7,929
2021	6,689
2022	5,372
Total minimum lease payments	$27,917

(1)	Amounts are based on ASC 840, Leases, that was superseded upon our adoption of ASC 842, Leases on January 1, 2019

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
On February 28, 2017, we completed our acquisition of all the membership interests of UniRush, LLC ("UniRush"), an online direct-to-consumer GPR card and corporate payroll card provider. The transaction terms include an earn-out equal to the greater of (i) a specified percentage of the revenue generated by the online direct-to-consumer GPR card portfolio for the five-year period following the closing or (ii) $20 million, payable quarterly over five years.

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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2019	2018
Walmart	30%	32%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	March 31, 2019	December 31, 2018
Walmart	20%	18%

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
The Account Services segment consists of revenues and expenses derived from our deposit account programs, such as prepaid cards, debit cards, consumer and small business checking accounts, secured credit cards, payroll debit cards and gift cards. These deposit account programs are marketed under several of our leading consumer brand names and under the brand names of our BaaS partners. The Processing and Settlement Services segment consists of revenues and expenses derived from our products and services that specialize in facilitating the movement of cash on behalf of consumers and businesses, such as consumer cash processing services, wage disbursements and tax refund processing services. The Corporate and Other segment primarily consists of eliminations of intersegment revenues and expenses, unallocated corporate expenses, depreciation and amortization, and other costs that are not considered when management evaluates segment performance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$239,633	$110,649	$(9,768)	$340,514
Operating expenses	176,787	54,515	27,827	259,129
Operating income	$62,846	$56,134	$(37,595)	$81,385

	Three Months Ended March 31, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$227,624	$102,012	$(9,294)	$320,342
Operating expenses	169,710	50,451	18,457	238,618
Operating income	$57,914	$51,561	$(27,751)	$81,724

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
Overview
Green Dot Corporation is a financial technology leader and bank holding company with a mission to reinvent banking for the masses. Our company’s long-term strategy is to create a unique, sustainable and highly valuable fintech ecosystem, in part through the continued evolution of Green Dot’s innovative “Banking as a Service,” or "BaaS" platform, that is intended to fuel the engine of innovation and growth for Green Dot and its many business partners for many years to come.
Enabled by proprietary technology, our wholly-owned commercial bank charter and our high-scale program management operating capability, our BaaS platform is used by a growing list of America’s most prominent consumer and technology companies to design and deploy their own bespoke financial services solutions to their customers and partners, while we use that same integrated platform to design and deploy our own leading collection of banking and financial services products directly to consumers through what we believe to be the most broadly distributed, omni-channel branchless banking platforms in the United States. Our products are marketed under brand names such as Green Dot, GoBank, RapidPay and several other consumer brands and can be acquired through more than 100,000 retailers nationwide, thousands of corporate paycard partners, several “direct-2-consumer” branded websites, thousands of tax return preparation offices and accounting firms, thousands of neighborhood check cashing locations and both of the leading app stores. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
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
Green Dot Bank also generates interest income through the investment of funds from its capital and the increasing deposits it receives in respect of our products and services, as well as the products and services we enable for our BaaS platform partners.
Products within our Account Services segment are generally issued by Green Dot Bank. As a result of acquisitions over the past several years, we also manage programs issued by third-party issuing banks.
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

Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change	%
	(In thousands, except percentages)
Total operating revenues	$340,514	$320,342	$20,172	6.3%
Total operating expenses	259,129	238,618	20,511	8.6%
Net income	64,043	70,031	(5,988)	(8.6)%
Total operating revenues
Our total operating revenues for the three months ended March 31, 2019 increased $20.2 million, or 6.3% over the prior year comparable period. Our growth was driven principally by the continuation of greater customer engagement of our products, in particular those account holders enrolled in direct deposit, as evidenced by our overall growth in gross dollar volume and purchase volume within our Account Services segment. As a result, these increases in account holder driven behavior resulted in an increase in the interchange revenue earned compared to the prior year period. These increases were partially offset by a small decrease in our card revenues and other fees, in part due to a mix shift in the number of active accounts towards our BaaS programs, which do not carry certain fees that our legacy prepaid products have. Within our Processing and Settlement Services segment, total operating revenues increased as a result of year-over-year growth in the total number of cash transfers, tax refunds processed and disbursements through our Simply Paid platform.
Beginning with the first quarter of 2019, we present net interest income generated from operations at Green Dot Bank, our subsidiary bank, as a component of our total operating revenues. Prior year amounts, formerly reported below operating income on our consolidated statements of operations, have been reclassified to conform to our current year presentation on our consolidated statements of operations. This reclassification changed our previously reported total operating revenues, but had no impact on our previously reported consolidated net income or cash flows for any comparative periods presented. Our operating net interest income increased over the comparable prior year period as a result of an increase in our average customer deposits and other capital available for investment and the effective interest yield earned thereon.
Total operating expenses
Our total operating expenses for the three months ended March 31, 2019 increased $20.5 million, or 8.6% over the prior year comparable period. This increase was the result of several factors, including higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products that are subject to revenue share payments to our distributors and partners, higher processing expenses as a result of increased transactional usage and higher compensation and benefits expenses attributable to the timing of certain stock-based compensation awards issued during the period to retirement eligible employees whose awards are immediately vested and fully expensed upon issuance.

We intend to invest an incremental $60 million during the second half of 2019, primarily to market new products that we expect to launch later this year and to a lesser extent, advance the development and deployment of our BaaS technology platform. The majority of this investment is expected to impact our sales and marketing expenses as a percentage of our total operating revenues in the second half of 2019.
Income taxes
Income tax expense for the three months ended March 31, 2019 increased $5.4 million, or 52.1% from the prior year comparable period. The increase was due to a higher effective tax rate for the three months ended March 31, 2019, as compared to the same period in 2018, principally due to a $4.9 million decline in benefit from the recognition of excess tax benefits of stock-based compensation and additional expenses related to state taxes, net of federal tax benefits.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products. Our dollar volume was $13.0 billion and $11.7 billion for the three months ended March 31, 2019 and 2018, respectively. We use this metric to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base and serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increase in dollar volume of 11% during the three months ended March 31, 2019, from the comparable prior year period was principally driven by higher dollar volume onto our products from our direct deposit enrollees.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This includes general purpose reloadable prepaid card accounts, demand deposit or "checking" accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We had 6.05 million and 6.01 million active accounts outstanding as of March 31, 2019 and 2018, respectively. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. Additionally, a subset of our base of active account holders is comprised of account holders that are enrolled in direct deposit ("direct deposit active accounts"). We experienced year-over-year high single-digit growth in our direct deposit active accounts.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $8.2 billion and $7.5 billion for the three months ended March 31, 2019 and 2018, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increase in purchase volume of 10% during the three months ended March 31, 2019, from the comparable prior year period was driven by an increase in Gross Dollar Volume, as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We processed 10.98 million and 10.10 million reload transactions during the three months ended March 31, 2019 and 2018, respectively. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 9% during the three months ended March 31, 2019 over the prior year comparable period primarily due to an increase in third-party account programs that utilize the Green Dot Network to fulfill their account holder reloads.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 9.39 million and 8.75 million tax refund transactions during the three months ended March 31, 2019 and 2018, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The increase in the number of tax refunds processed of 7% for the three months ended March 31, 2019 from the comparable prior year period was primarily driven by an increase of refunds processed through online consumer tax filing software platforms.

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
Interest Income, net — Net interest income represents the difference between the interest income earned on our interest-earning assets and the interest expense on our interest-bearing liabilities held at Green Dot Bank. Interest-earning assets include customer deposits, loans, and investment securities. Our interest-bearing liabilities held at Green Dot Bank include interest-bearing deposits. We expect net interest income and our net interest margin to fluctuate based on changes in the federal funds interest rates and changes in the amount and composition of our interest-bearing assets and liabilities.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2019.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods Ended March 31, 2019 and 2018
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Three Months Ended March 31,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$129,577	38.0%	$130,060	40.6%
Processing and settlement service revenues	107,579	31.6	100,240	31.3
Interchange revenues	92,541	27.2	84,698	26.4
Interest income, net	10,817	3.2	5,344	1.7
Total operating revenues	$340,514	100.0%	$320,342	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $129.6 million for the three months ended March 31, 2019, a decrease of $0.5 million, or 0.4%, from the comparable prior year period. Our card revenues and other fees decreased in part due to a mix shift in the number of active accounts towards our BaaS programs, which do not carry certain fees that our legacy prepaid products have.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $107.6 million for the three months ended March 31, 2019, an increase of $7.4 million, or 7%, from the comparable prior year period. The increase was driven primarily by higher transaction volume and revenue earned per cash transfer, higher volume of tax refunds processed and an increase in disbursement transactions processed by our Simply Paid platform.
Interchange Revenues — Interchange revenues totaled $92.5 million for the three months ended March 31, 2019, an increase of $7.8 million, or 9%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume during the three months ended March 31, 2019.
Interest Income, net — Net interest income totaled $10.8 million for the three months ended March 31, 2019, an increase of $5.5 million, or 104%, from the comparable prior year period. The increase was principally a result of a higher average balance in our investment securities portfolio and customer funds on deposit, as well as the impact of higher effective interest rates thereon.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$98,701	29.0%	$91,968	28.7%
Compensation and benefits expenses	61,475	18.1	54,507	17.0
Processing expenses	51,632	15.2	48,425	15.1
Other general and administrative expenses	47,321	13.9	43,718	13.7
Total operating expenses	$259,129	76.2%	$238,618	74.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $98.7 million for the three months ended March 31, 2019, an increase of $6.7 million, or 7% from the comparable prior year period. This increase was primarily driven by an increase of $7.9 million in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements, partially offset by a year-over-year decrease of $1.7 million in advertising expenses.

Compensation and Benefits Expenses — Compensation and benefits expenses totaled $61.5 million for the three months ended March 31, 2019, an increase of $7.0 million or 13% from the comparable prior year period. The increase was primarily the result of a $5.5 million increase in employee stock-based compensation and higher salaries, wages and related benefits of $1.5 million in support of our growth initiatives in 2019.
Processing Expenses — Processing expenses totaled $51.6 million for the three months ended March 31, 2019, an increase of $3.2 million or 7% from the comparable prior year period. This increase was principally the result of higher volume of ATM and purchase transactions initiated by our account holders and higher merchant acquiring costs associated with peer-to-peer payment activity on our mobile-only accounts by our cardholders within our Account Services segment. The year-over-year increase was also attributable to the growth in disbursement transactions processed by our Simply Paid platform within our Processing and Settlement Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $47.3 million for the three months ended March 31, 2019, an increase of $3.6 million or 8%, from the comparable prior year period. Other general and administrative expenses increased principally due to higher depreciation and amortization of property and equipment of $2.0 million and higher professional service expenses of $1.0 million compared with the prior year period.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.6	0.9
General business credits	(1.4)	(0.6)
Employee stock-based compensation	(3.9)	(10.0)
IRC 162(m) limitation	2.4	1.5
Other	0.2	0.1
Effective tax rate	19.9%	12.9%
We recognized a $15.9 million income tax expense for the three months ended March 31, 2019 compared to a $10.4 million income tax expense for the comparable prior year period, resulting in an effective tax rate of 19.9% and 12.9%, respectively. The increase in effective tax rate for the three months ended March 31, 2019, as compared to the same period in 2018 was primarily due to a lower benefit from the recognition of excess tax benefits of stock-based compensation and additional expenses related to state taxes, net of federal tax benefits.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Total cash provided by (used in)
Operating activities	$115,385	$88,869
Investing activities	(40,291)	(10,503)
Financing activities	510,513	266,284
Increase in unrestricted cash, cash equivalents and restricted cash	$585,607	$344,650
For the three months ended March 31, 2019 and 2018, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. As of March 31, 2019, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.7 billion. We also consider our $225.6 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure and debt service requirements, as discussed below.
Cash Flows from Operating Activities
Our $115.4 million of net cash provided by operating activities during the three months ended March 31, 2019 was primarily the result of $64.0 million of net income, adjusted for certain non-cash operating items of $34.8 million and increases in net changes in our working capital assets and liabilities of $16.5 million. Our $88.9 million of net cash provided by operating activities during the three months ended March 31, 2018 was primarily the result of $70.0 million of net income, adjusted for certain non-cash operating items of $27.2 million and decreases in net changes in our working capital assets and liabilities of $8.4 million.
Cash Flows from Investing Activities
Our $40.3 million of net cash used in investing activities during the three months ended March 31, 2019 was due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $22.7 million and the acquisition of property and equipment of $19.3 million. Our $10.5 million of net cash used in investing activities during the three months ended March 31, 2018 was due to the acquisition of property and equipment of $13.4 million, offset by proceeds from available-for-sale investment securities, net of purchases, sales and maturities, of $4.0 million.
Cash Flows from Financing Activities
Our $510.5 million of net cash provided from financing activities during the three months ended March 31, 2019 was primarily the result of a net increase in customer deposits of $621.0 million, offset by the $60.0 million voluntary prepayment of our note payable, a net decrease of $39.4 million in obligations to customers and $11.8 million in tax payments made to net settle equity awards. Our $266.3 million of net cash provided from financing activities during the three months ended March 31, 2018 was primarily the result of an increase of $271.1 million in customer deposits and $9.1 million in obligations to customers, offset by $15.9 million in tax payments made to net settle equity awards, and $5.6 million in repayments of our notes payable.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect these capital expenditures will exceed the amount of our capital expenditures in 2018 as we reinvest a portion of the incremental cash flow we expect to generate from operations.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions. On February 28, 2017, we completed our acquisition of all the membership interests of UniRush, which included a minimum $4 million annual earn-out payment for five years following the closing. The earn-out payments will be made each year, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year, although any potential increase is not expected to be material to the overall purchase price.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provided for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). Quarterly principal payments of $5.6 million were payable on the loans under the Term Facility and all amounts then outstanding thereunder are payable at maturity on October 23, 2019. In March 2019, we elected to make a voluntary prepayment of $60.0 million to retire our Term Facility without penalty or additional premium. The Revolving Facility remains available for use until October 2019. As a result, the balance outstanding on the Term Facility was $0 and $58.7 million at March 31, 2019 and December 31, 2018, respectively, net of deferred financing fees. There were no borrowings outstanding on our Revolving Facility at March 31, 2019.

We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At March 31, 2019, we were in compliance with all such covenants.
Stock Repurchase Program
In previous years, we have repurchased shares of our Class A Common Stock under an authorized stock repurchase program. In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. Management and our Board of Directors periodically review opportunities for responsible and prudent capital allocation, including share repurchases and investing capital to support our strategic initiatives. Any stock repurchases and certain other uses of capital are subject to regulatory approval and compliance with our internal and regulatory capital and liquidity requirements.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of and for the three months ended March 31, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of March 31, 2019 and December 31, 2018, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2019 which management believes would have changed our category as "well capitalized."

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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$429,552	20.2%	4.0%	n/a
Common equity Tier 1 capital	$429,552	73.1%	4.5%	n/a
Tier 1 capital	$429,552	73.1%	6.0%	6.0%
Total risk-based capital	$434,135	73.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$188,969	10.0%	4.0%	5.0%
Common equity Tier 1 capital	$188,969	54.4%	4.5%	6.5%
Tier 1 capital	$188,969	54.4%	6.0%	8.0%
Total risk-based capital	$190,159	54.7%	8.0%	10.0%

	December 31, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$353,047	20.1%	4.0%	n/a
Common equity Tier 1 capital	$353,047	88.8%	4.5%	n/a
Tier 1 capital	$353,047	88.8%	6.0%	6.0%
Total risk-based capital	$357,092	89.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$172,518	11.7%	4.0%	5.0%
Common equity Tier 1 capital	$172,518	100.8%	4.5%	6.5%
Tier 1 capital	$172,518	100.8%	6.0%	8.0%
Total risk-based capital	$173,838	101.5%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a more meaningful component to our consolidated operating results, we do not consider our cash and cash equivalents or our investment securities to be subject to material interest rate risk due to their short duration.
As of March 31, 2019, we have repaid all debt outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our revolving credit facility that remains available for use under the credit agreement is and is expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our revolving facility is drawn up to its maximum borrowing capacity of $75.0 million, based on the applicable LIBOR and margin in effect as of March 31, 2019, each quarter point of change in interest rates would result in a $0.2 million change in our annual interest expense.
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
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis and reports regularly to the risk committee of our board of directors.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 30% for the three months ended March 31, 2019. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our ability to increase account usage and account holder retention and to attract new long-term users of our products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage, account holder retention or attract new long-term users of our products for a number of reasons, including if we are unable to maintain our existing distribution channels, predict accurately consumer preferences or industry changes and modify our products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence account holder behavior through cardholder retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting long-term users of our products.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2019, interchange revenues represented 27.2% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $542.9 million as of March 31, 2019. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.

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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2019, we had assets subject to settlement risk of $339.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

*	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 9, 2019	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)