Form 10-Q
period 2019-06-30
GREEN DOT CORP
filed 2019-08-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34819

(Exact name of Registrant as specified in its charter)

Delaware	95-4766827
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3465 E. Foothill Blvd.
Pasadena,	California	91107	(626)	765-2000
(Address of principal executive offices, including zip code)			(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Class A Common Stock, $0.001 par value	GDOT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 51,819,818 shares of Class A common stock outstanding, par value $.001 per share as of July 31, 2019.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,096,498	$1,094,728
Restricted cash	4,117	490
Investment securities available-for-sale, at fair value	20,017	19,960
Settlement assets	334,788	153,992
Accounts receivable, net	28,199	40,942
Prepaid expenses and other assets	49,548	57,070
Income tax receivable	—	8,772
Total current assets	1,533,167	1,375,954
Investment securities available-for-sale, at fair value	223,968	181,223
Loans to bank customers, net of allowance for loan losses of $970 and $1,144 as of June 30, 2019 and December 31, 2018, respectively	21,403	21,363
Prepaid expenses and other assets	7,034	8,125
Property and equipment, net	131,710	120,269
Operating lease right-of-use assets	31,251	—
Deferred expenses	7,567	21,201
Net deferred tax assets	10,984	7,867
Goodwill and intangible assets	534,964	551,116
Total assets	$2,502,048	$2,287,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,015	$38,631
Deposits	1,171,676	1,005,485
Obligations to customers	169,139	58,370
Settlement obligations	27,509	5,788
Amounts due to card issuing banks for overdrawn accounts	542	1,681
Other accrued liabilities	82,293	134,000
Operating lease liabilities	7,990	—
Deferred revenue	16,072	34,607
Note payable	—	58,705
Income tax payable	12,247	67
Total current liabilities	1,522,483	1,337,334
Other accrued liabilities	15,411	30,927
Operating lease liabilities	29,445	—
Net deferred tax liabilities	12,796	9,045
Total liabilities	1,580,135	1,377,306
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2019 and December 31, 2018; 51,809 and 52,917 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	52	53
Additional paid-in capital	291,958	380,753
Retained earnings	627,878	529,143
Accumulated other comprehensive income (loss)	2,025	(137)
Total stockholders’ equity	921,913	909,812
Total liabilities and stockholders’ equity	$2,502,048	$2,287,118
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$121,613	$120,783	$251,190	$250,843
Processing and settlement service revenues	67,073	60,618	174,652	160,858
Interchange revenues	81,334	76,948	173,875	161,646
Interest income, net	8,306	5,443	19,123	10,787
Total operating revenues	278,326	263,792	618,840	584,134
Operating expenses:
Sales and marketing expenses	87,432	82,478	186,133	174,446
Compensation and benefits expenses	48,298	54,478	109,773	108,985
Processing expenses	49,222	46,363	100,854	94,788
Other general and administrative expenses	49,411	47,849	96,732	91,567
Total operating expenses	234,363	231,168	493,492	469,786
Operating income	43,963	32,624	125,348	114,348
Interest expense, net	165	1,280	1,636	2,540
Income before income taxes	43,798	31,344	123,712	111,808
Income tax expense	9,106	1,517	24,977	11,950
Net income	$34,692	$29,827	$98,735	$99,858

Basic earnings per common share:	$0.66	$0.57	$1.87	$1.93
Diluted earnings per common share:	$0.64	$0.55	$1.82	$1.84
Basic weighted-average common shares issued and outstanding:	52,588	52,105	52,818	51,774
Diluted weighted-average common shares issued and outstanding:	53,811	54,390	54,154	54,301
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$34,692	$29,827	$98,735	$99,858
Other comprehensive income (loss)
Unrealized holding gain (loss), net of tax	996	193	2,162	(361)
Comprehensive income	$35,688	$30,020	$100,897	$99,497
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2019	53,148	$53	$384,447	$593,186	$1,029	$978,715
Common stock issued under stock plans, net of withholdings and related tax effects	327	1	(918)	—	—	(917)
Stock-based compensation	—	—	8,427	—	—	8,427
Repurchases of Class A common stock	(1,666)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	34,692	—	34,692
Other comprehensive income	—	—	—	—	996	996
Balance at June 30, 2019	51,809	$52	$291,958	$627,878	$2,025	$921,913

	Three Months Ended June 30, 2018
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2018	51,841	$52	$356,052	$480,471	$(1,284)	$835,291
Common stock issued under stock plans, net of withholdings and related tax effects	549	—	160	—	—	160
Stock-based compensation	—	—	11,242	—	—	11,242
Net income	—	—	—	29,827	—	29,827
Other comprehensive income	—	—	—	—	193	193
Balance at June 30, 2018	52,390	$52	$367,454	$510,298	$(1,091)	$876,713
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	558	1	(12,039)	—	—	(12,038)
Stock-based compensation	—	—	23,242	—	—	23,242
Repurchases of Class A common stock	(1,666)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	98,735	—	98,735
Other comprehensive income	—	—	—	—	2,162	2,162
Balance at June 30, 2019	51,809	$52	$291,958	$627,878	$2,025	$921,913

	Six Months Ended June 30, 2018
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2017	51,136	$51	$354,789	$410,440	$(730)	$764,550
Common stock issued under stock plans, net of withholdings and related tax effects	1,254	1	(7,937)	—	—	(7,936)
Stock-based compensation	—	—	20,602	—	—	20,602
Net income	—	—	—	99,858	—	99,858
Other comprehensive loss	—	—	—	—	(361)	(361)
Balance at June 30, 2018	52,390	$52	$367,454	$510,298	$(1,091)	$876,713
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating activities
Net income	$98,735	$99,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	23,003	18,216
Amortization of intangible assets	16,349	16,411
Provision for uncollectible overdrawn accounts	45,445	41,817
Employee stock-based compensation	23,242	20,602
Amortization of (discount) premium on available-for-sale investment securities	(224)	704
Amortization of deferred financing costs	1,124	797
Impairment of capitalized software	104	175
Changes in operating assets and liabilities:
Accounts receivable, net	(32,702)	(31,380)
Prepaid expenses and other assets	8,051	5,278
Deferred expenses	13,634	12,443
Accounts payable and other accrued liabilities	(31,207)	(16,383)
Deferred revenue	(18,799)	(9,992)
Income tax receivable/payable	20,929	7,460
Other, net	(616)	1,684
Net cash provided by operating activities	167,068	167,690

Investing activities
Purchases of available-for-sale investment securities	(90,216)	(79,026)
Proceeds from maturities of available-for-sale securities	50,354	29,283
Proceeds from sales of available-for-sale securities	101	11,028
Payments for acquisition of property and equipment	(37,746)	(27,376)
Net increase in loans	(1,296)	(4,292)
Net cash used in investing activities	(78,803)	(70,383)

Financing activities
Repayments of borrowings from notes payable	(60,000)	(11,250)
Proceeds from exercise of options	4,836	16,440
Taxes paid related to net share settlement of equity awards	(16,874)	(24,376)
Net increase in deposits	140,110	45,887
Net decrease in obligations to customers	(48,306)	(12,715)
Contingent consideration payments	(2,634)	(2,694)
Repurchase of Class A common stock	(100,000)	—
Net cash (used in) provided by financing activities	(82,868)	11,292

Net increase in unrestricted cash, cash equivalents and restricted cash	5,397	108,599
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,095,218	1,010,095
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,100,615	$1,118,694

Cash paid for interest	$1,604	$2,345
Cash paid for income taxes	$3,702	$4,285

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,096,498	$1,117,937
Restricted cash	4,117	757
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,100,615	$1,118,694
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
We also offer several products and services that specialize in facilitating the movement of cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point of sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to add funds to accounts we issue or accounts issued by affiliated United States chartered and regulated third party banks; and e-cash remittance services, a service that allows a consumer to transfer money to a smartphone for fulfillment at a Green Dot participating retailer. We refer to these services collectively as our "cash transfer products." We also provide disbursement services through our Simply Paid platform that enables a payment solution for companies to pay their workforce and customers in the time

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Organization (continued)
and manner they desire and provide tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2018 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2019, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
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
Net interest income at Green Dot Bank has become an increasingly important revenue component as Green Dot Bank's ability to invest its growing customer balances and generate interest income is one of several unique advantages we have as both a leading financial technology company and a federally regulated bank. Net interest income or expense generated outside of Green Dot Bank continues to be reported below operating income on our consolidated statements of operations.
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
We adopted the new lease standard effective January 1, 2019, electing the optional transition method that permits the new standard to be applied prospectively, as of the effective date, without restating comparative periods presented. As a result, prior periods continue to be reported in accordance with our historical lease accounting policies. We elected the package of practical expedients under the new standard, which allows us to not reassess 1) whether any expired or existing contracts as of the adoption date are or contain a lease, 2) lease classification for any expired or existing leases as of the adoption date and 3) initial direct costs for any existing leases as of the adoption date. We did not elect to use the hindsight practical expedient under the new standard when determining the lease term and assessing any impairment of ROU assets.
The adoption of ASU 2016-02 resulted in the recognition of operating ROU assets of approximately $17.9 million on our consolidated balance sheet and a corresponding lease liability of approximately $25.1 million. The difference between the lease assets and liabilities recognized on our consolidated balance sheets primarily relates to accrued rent on existing leases that were offset against the ROU asset upon adoption. The adoption of the standard did not have any impact on our consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows. See Note 15 — Leases, for discussion on updates to our lease accounting policies and additional disclosures.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$123,152	$67,071	$124,785	$60,613
Transferred over time	77,564	2,233	72,070	881
Operating revenues (1)	$200,716	$69,304	$196,855	$61,494

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$264,074	$174,647	$261,311	$160,848
Transferred over time	157,331	3,665	149,416	1,772
Operating revenues (1)	$421,405	$178,312	$410,727	$162,620

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
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $10.2 million and $9.4 million in revenue during the three months ended June 30, 2019 and 2018, respectively, and $31.4 million and $28.3 million in revenue for the six months ended June 30, 2019 and 2018, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2019
Corporate bonds	$10,000	$21	$—	$10,021
Negotiable certificate of deposit	5,000	—	—	5,000
Agency bond securities	19,745	24	—	19,769
Agency mortgage-backed securities	143,338	2,095	(126)	145,307
Municipal bonds	406	2	(3)	405
Asset-backed securities	63,155	329	(1)	63,483
Total investment securities	$241,644	$2,471	$(130)	$243,985

December 31, 2018
Negotiable certificate of deposit	$15,000	$—	$—	$15,000
Agency bond securities	19,723	6	(36)	19,693
Agency mortgage-backed securities	87,156	53	(396)	86,813
Municipal bonds	507	—	(24)	483
Asset-backed securities	79,274	14	(94)	79,194
Total investment securities	$201,660	$73	$(550)	$201,183

As of June 30, 2019 and December 31, 2018, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2019
Agency mortgage-backed securities	$4,558	$(30)	$9,402	$(96)	$13,960	$(126)
Municipal bonds	—	—	122	(3)	122	(3)
Asset-backed securities	5,023	(1)	—	—	5,023	(1)
Total investment securities	$9,581	$(31)	$9,524	$(99)	$19,105	$(130)

December 31, 2018
Agency bond securities	$14,937	$(36)	$—	$—	$14,937	$(36)
Agency mortgage-backed securities	28,939	(103)	8,743	(293)	37,682	(396)
Municipal bonds	353	(14)	130	(10)	483	(24)
Asset-backed securities	50,980	(70)	7,333	(24)	58,313	(94)
Total investment securities	$95,209	$(223)	$16,206	$(327)	$111,415	$(550)

We did not record any other-than-temporary impairment losses during the three and six months ended June 30, 2019 or 2018 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of June 30, 2019, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$19,995	$20,017
Due after one year through five years	14,750	14,773
Due after five years through ten years	—	—
Due after ten years	406	405
Mortgage and asset-backed securities	206,493	208,790
Total investment securities	$241,644	$243,985

The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Overdrawn account balances due from cardholders	$19,197	$17,848
Reserve for uncollectible overdrawn accounts	(15,854)	(13,888)
Net overdrawn account balances due from cardholders	3,343	3,960

Trade receivables	9,337	6,505
Reserve for uncollectible trade receivables	(83)	(59)
Net trade receivables	9,254	6,446

Receivables due from card issuing banks	6,899	6,688
Fee advances	216	19,576
Other receivables	8,487	4,272
Accounts receivable, net	$28,199	$40,942

Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$17,125	$15,796	$13,888	$14,471
Provision for uncollectible overdrawn accounts:
Fees	20,321	20,353	41,398	36,132
Purchase transactions	1,551	3,079	4,047	5,685
Charge-offs	(23,143)	(22,141)	(43,479)	(39,201)
Balance, end of period	$15,854	$17,087	$15,854	$17,087

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2019
Residential	$—	$4	$—	$4	$2,987	$2,991
Commercial	—	—	—	—	124	124
Installment	1	—	—	1	728	729
Secured credit card	1,265	1,172	554	2,991	15,538	18,529
Total loans	$1,266	$1,176	$554	$2,996	$19,377	$22,373

Percentage of outstanding	5.7%	5.3%	2.5%	13.4%	86.6%	100.0%

December 31, 2018
Residential	$2	$—	$7	$9	$3,329	$3,338
Commercial	—	—	—	—	193	193
Installment	—	2	—	2	905	907
Secured credit card	1,383	1,315	1,114	3,812	14,257	18,069
Total loans	$1,385	$1,317	$1,121	$3,823	$18,684	$22,507

Percentage of outstanding	6.2%	5.9%	5.0%	17.0%	83.0%	100.0%

Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the criteria for classification as nonperforming.

	June 30, 2019	December 31, 2018
	(In thousands)
Residential	$321	$403
Installment	158	169
Secured credit card	554	1,114
Total loans	$1,033	$1,686

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

	June 30, 2019		December 31, 2018
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,670	$321	$2,935	$403
Commercial	124	—	193	—
Installment	490	239	632	275
Secured credit card	17,975	554	16,955	1,114
Total loans	$21,259	$1,114	$20,715	$1,792

Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$321	$261	$403	$329
Installment	175	47	190	53

Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$948	$451	$1,144	$291
Provision for loans	590	966	1,256	1,234
Loans charged off	(637)	(328)	(1,549)	(634)
Recoveries of loans previously charged off	69	84	119	282
Balance, end of period	$970	$1,173	$970	$1,173

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
Restricted Stock Units
The following table summarizes restricted stock units subject to only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Restricted stock units granted	53	120	89	183
Weighted-average grant-date fair value	$48.63	$71.20	$55.92	$67.17

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Employee Stock-Based Compensation (continued)
Performance Based Restricted Stock Units
We grant performance-based restricted stock units to certain employees which are subject to the attainment of pre-established annual performance targets for, among other things, non-GAAP earnings per share for the grant year. The actual number of shares subject to the award is determined at the end of the annual performance period and may range from 0% to 150% of the target shares granted. These awards contain an additional service component after each annual performance period is concluded and the unvested balance of the shares determined at the end of the annual performance period will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the vesting period (generally, a period of four years) based on the fair value of the closing market price of our Class A common stock on the date of the grant and the estimated performance that is expected to be achieved. In the case of our Chief Executive Officer, vesting of his awards is based on our achievement of total shareholder return ("TSR") relative to the S&P 600 index over a three-year performance period, with awards eligible for a maximum payout up to 150% of the target shares for awards granted prior to 2019 or 200% of the target shares for awards granted in 2019, respectively. Compensation expense related to these awards is recognized over the performance period based on the grant date fair value through the use of a Monte Carlo simulation and are not subsequently re-measured.
Under our retirement policy adopted in April 2018, following a qualified retirement, any substantial risk of forfeiture of the award by the eligible employee is eliminated. Accordingly, the related compensation expense is recognized immediately for qualifying awards granted to eligible employees, or in the case of ineligible employees, over the period from the grant date to the date a qualifying retirement is achieved, if earlier than the standard vesting dates.
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Performance based restricted stock units granted (1)	627	168	883	612
Weighted-average grant-date fair value	$49.17	$71.47	$50.15	$49.04

(1)
Performance awards granted also reflects the issuance of any shares awarded in excess of their original target amount based on the Compensation Committee's certification of completed performance years. The grant date fair value for these awards are based on the grant price at the time of the original award.

The total stock-based compensation expense recognized was $8.4 million and $11.2 million for the three months ended June 30, 2019 and 2018, respectively, and $23.2 million and $20.6 million for the six months ended June 30, 2019 and 2018, respectively. Total stock-based compensation expense includes amounts related to awards of restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan, and reflects, as applicable, accelerated expense recognition associated with our retirement policy.
In June 2019, we modified the performance targets for certain performance-based restricted stock units issued at the beginning of the three months ended June 30, 2019. The modification for these awards was classified as improbable to probable, and resulted in a lower grant date fair value at the time of modification and an overall decrease in stock-based compensation expense recognized for the three months ended June 30, 2019. The performance targets for these modified awards and the related stock-based compensation expense will be reassessed each reporting period based on the estimated performance that is expected to be achieved under the revised targets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$885,122	$817,124
Other demand deposits	127,968	97,442
Total non-interest bearing deposit accounts	1,013,090	914,566
Interest-bearing deposit accounts
Checking accounts	134,182	67,758
Savings	8,613	8,894
GPR deposits	11,136	9,224
Time deposits, denominations greater than or equal to $100	3,485	3,796
Time deposits, denominations less than $100	1,170	1,247
Total interest-bearing deposit accounts	158,586	90,919
Total deposits	$1,171,676	$1,005,485

The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2019
(In thousands)
Due in 2019	$626
Due in 2020	1,764
Due in 2021	1,238
Due in 2022	589
Due in 2023	334
Thereafter	104
Total time deposits	$4,655

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
Our outstanding debt, net of deferred financing costs, consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Term facility	$—	$58,705
Revolving facility	—	—
Total notes payable	$—	$58,705

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable (Continued)
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. Excluding the amortization of debt issuance costs, interest expense related to our Senior Credit Facility was $0 and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2019, we were in compliance with all such covenants.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2019 and 2018 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.7	0.6
General business credits	(1.5)	(0.7)
Employee stock-based compensation	(3.7)	(12.2)
IRC 162(m) limitation	2.4	1.8
Other	0.3	0.1
Effective tax rate	20.2%	10.6%

The effective tax rate for the six months ended June 30, 2019 and 2018 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the IRC 162(m) limitation on executive compensation. The increase in the effective tax rate for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily due to a $9.1 million decline in benefit on the recognition of excess tax benefits from stock-based compensation and additional expenses related to state taxes, net of federal tax benefits. For the six months ended June 30, 2019 and 2018, we recognized discrete tax benefits related to the excess tax benefits from stock-based compensation of $4.5 million and $13.6 million, respectively.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2019 and 2018, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2015 through 2018. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (Continued)
As of June 30, 2019, we have net operating loss carryforwards of approximately $34.7 million and $33.7 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. These net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $14.2 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of June 30, 2019 and December 31, 2018, we had a liability of $8.5 million and $6.9 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Beginning balance	$6,965	$5,560
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	1,569	1,099
Decreases related to positions settled with tax authorities	—	—
Decreases as a result of a lapse of applicable statute of limitations	—	—
Ending balance	$8,534	$6,659

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$8,481	$6,659

As of June 30, 2019 and 2018, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.5 million and $0.6 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019, at which point we entered into an accelerated share repurchase agreement, as discussed below.
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution from time to time under our stock repurchase program. The following table summarizes our ASR activity under our current repurchase program:

	Purchase Period End Date	Number of Shares (In thousands)		Average repurchase price per share	ASR Amount (In thousands)
May 2019 ASR	September 2019	1,666	(1)	(1)	$100,000

(1)
"Number of Shares" represents shares delivered in the beginning of the purchase period and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of our Class A common stock during that period. We expect the May 2019 ASR purchase to settle by September 2019.

In exchange for an up-front payment in May 2019, the financial institution delivered approximately 1.7 million shares of our Class A common stock. Upon settlement, we will either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. The final number of shares received upon settlement for the ASR is determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. The shares received are retired in the periods they are delivered, but remain authorized for registration and issuance in the future.

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
Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$34,692	$29,827	$98,735	$99,858
Denominator:
Weighted-average Class A shares issued and outstanding	52,588	52,105	52,818	51,774
Basic earnings per Class A common share	$0.66	$0.57	$1.87	$1.93

Diluted earnings per Class A common share
Numerator:
Net income	$34,692	$29,827	$98,735	$99,858
Denominator:
Weighted-average Class A shares issued and outstanding	52,588	52,105	52,818	51,774
Dilutive potential common shares:
Stock options	131	343	150	441
Restricted stock units	456	1,236	586	1,296
Performance based restricted stock units	630	705	592	789
Employee stock purchase plan	6	1	8	1
Diluted weighted-average Class A shares issued and outstanding	53,811	54,390	54,154	54,301
Diluted earnings per Class A common share	$0.64	$0.55	$1.82	$1.84

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Class A common stock
Restricted stock units	329	—	226	—
Performance based restricted stock units	431	134	217	101
Total restricted and performance based stock units	760	134	443	101

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
As of June 30, 2019 and December 31, 2018, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2019	(In thousands)
Assets
Corporate bonds	$—	$10,021	$—	$10,021
Negotiable certificate of deposit	—	5,000	—	5,000
Agency bond securities	—	19,769	—	19,769
Agency mortgage-backed securities	—	145,307	—	145,307
Municipal bonds	—	405	—	405
Asset-backed securities	—	63,483	—	63,483
Total assets	$—	$243,985	$—	$243,985

Liabilities
Contingent consideration	$—	$—	$13,166	$13,166

December 31, 2018
Assets
Negotiable certificate of deposit	$—	$15,000	$—	$15,000
Agency bond securities	—	19,693	—	19,693
Agency mortgage-backed securities	—	86,813	—	86,813
Municipal bonds	—	483	—	483
Asset-backed securities	—	79,194	—	79,194
Total assets	$—	$201,183	$—	$201,183

Liabilities
Contingent consideration	$—	$—	$15,800	$15,800

We based the fair value of our fixed income securities held as of June 30, 2019 and December 31, 2018 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2019 or 2018.
The following table presents changes in our contingent consideration payable for the three and six months ended June 30, 2019 and 2018, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$15,800	$17,156	$15,800	$17,358
Payments of contingent consideration	(2,634)	(2,492)	(2,634)	(2,694)
Balance, end of period	$13,166	$14,664	$13,166	$14,664

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2019 and December 31, 2018 are presented in the table below.

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$21,403	$21,224	$21,363	$21,088

Financial Liabilities
Deposits	$1,171,676	$1,171,638	$1,005,485	$1,005,435
Note payable	$—	$—	$58,705	$58,705

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Leases
We enter into operating lease agreements principally related to our corporate office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 6 years, most of which include renewal options of varying terms. We made a policy election to adopt the short term lease exemption for all leases with an initial term of 12 months or less.
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
Our total lease expense amounted to approximately $2.7 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively and $4.6 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

June 30, 2019

Cash paid for operating lease liabilities (in thousands)	$3,512
Weighted average remaining lease term	4.5 years
Weighted average discount rate	4.7%

Maturities of our operating lease liabilities as of June 30, 2019 is as follows:

Operating Leases
(In thousands)
Remainder of 2019	$5,061
2020	10,124
2021	9,737
2022	8,734
2023	3,464
Thereafter	5,196
42,316
Less: imputed interest	(4,881)
Total lease liabilities	$37,435

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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Walmart	35%	36%	32%	34%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	June 30, 2019	December 31, 2018
Walmart	19%	18%

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
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$216,032	$70,040	$(7,746)	$278,326
Operating expenses	165,574	45,867	22,922	234,363
Operating income	$50,458	$24,173	$(30,668)	$43,963

	Three Months Ended June 30, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$209,686	$61,928	$(7,822)	$263,792
Operating expenses	166,025	42,572	22,571	231,168
Operating income	$43,661	$19,356	$(30,393)	$32,624

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 18—Segment Information (continued)

	Six Months Ended June 30, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$455,665	$180,689	$(17,514)	$618,840
Operating expenses	342,361	100,382	50,749	493,492
Operating income	$113,304	$80,307	$(68,263)	$125,348

	Six Months Ended June 30, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$437,310	$163,940	$(17,116)	$584,134
Operating expenses	335,735	93,023	41,028	469,786
Operating income	$101,575	$70,917	$(58,144)	$114,348

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
We also offer several products and services that specialize in facilitating the movement of cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point-of-sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to add funds to accounts we issue or accounts issued by other United States chartered and regulated third party banks; and e-cash remittance services, a service that allows a consumer to transfer funds to a smartphone for fulfillment at a Green Dot participating retailer. We refer to these services collectively as our "cash transfer products." We also provide disbursement services through our Simply Paid platform that enables a payment solution for companies to pay their workforce and customers in the time and manner they desire and provide tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds.
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
Our Segments and Distribution Channels
Our products and services and BaaS Platform are divided among our two reportable segments: Account Services and Processing and Settlement Services. Each segment is comprised of multiple “revenue channels” that each focus on a distinct set of products or distribution channels, as follows:
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
Green Dot Bank
Through our subsidiary bank, Green Dot Bank, we offer issuing, settlement and capital management services principally to support those applicable products across all six revenue channels in both reporting segments. Our banking services include:

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

Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	%	2019	2018	Change	%
	(In thousands, except percentages)
Total operating revenues	$278,326	$263,792	$14,534	5.5%	$618,840	$584,134	$34,706	5.9%
Total operating expenses	234,363	231,168	3,195	1.4%	493,492	469,786	23,706	5.0%
Net income	34,692	29,827	4,865	16.3%	98,735	99,858	(1,123)	(1.1)%
Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2019 increased $14.5 million and $34.7 million, respectively, or 6% over each of the prior year comparable periods, generating revenue growth from both our Account Services and Processing and Settlement Services segments. Our growth within our Account Services segment was driven principally by an increase in account holders enrolled in direct deposit despite an overall decline in the number of active accounts in our Account Services segment over the same period. As a result, we experienced overall growth in gross dollar volume and purchase volume and corresponding growth in interchange revenue over each of the prior year comparable periods. We also experienced a year-over-year increase in net interest income due to higher yields on our cash and investment balances as a result of rate increases by the Federal Reserve over the course of 2018. Within our Processing and Settlement Services segment, total operating revenues increased as a result of year-over-year growth in the total number of cash transfers and disbursements through our Simply Paid platform for the three and six months ended June 30, 2019 compared with the prior year periods, and an overall increase in the number of tax refunds processed through the first half of 2019 versus the prior year comparable period.
As of June 30, 2019, our active accounts declined by approximately 500,000 on a year-over-year basis primarily due to a decline in the number of non-direct deposit active accounts under our legacy branded account programs, partially offset by an increase of approximately 240,000 active accounts under our BaaS programs. The decline in our active accounts in recent periods is attributable in part to changes in our competitive environment, particularly as new entrants market largely free bank account offerings.  While we expect these trends to continue to negatively impact our number of active accounts for the remainder of 2019, we believe the trend will moderate in Q4 2019 and we are well positioned with our innovative product roadmap and strong infrastructural competitive advantages to address these competitive pressures and return to active account and associated revenue growth beginning in 2020.
Since the first quarter of 2019, net interest income generated from operations at Green Dot Bank, our subsidiary bank, is presented in our consolidated statements of operations as a component of our total operating revenues. Prior year amounts, formerly reported below operating income on our consolidated statements of operations, have been reclassified to conform to our current year presentation. This reclassification changed our previously reported total operating revenues, but had no impact on our previously reported consolidated net income or cash flows for any comparative periods presented.
Net interest income at Green Dot Bank has become an increasingly important revenue component as Green Dot Bank's ability to invest its growing customer balances and generate interest income is one of several unique advantages we have as both a leading financial technology company and a federally regulated bank. As a result of uncertainties around global economic growth and trade, the Federal Reserve recently announced a reduction in short-term interest rates, with additional reductions possible in the future. Further reductions in short-term interest rates could result in a decrease in the amount of net interest income we earn for the remainder of the year and in the near term.
Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2019 increased $3.2 million, or 1%, and $23.7 million, or 5%, respectively, over the prior year comparable periods. This increase was the result of several factors, including higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products that are subject to revenue share payments to our distributors and partners, higher processing expenses as a result of increased transactional usage and an overall increase in other general and administrative expenses primarily due to higher depreciation and amortization of property, plant and equipment as a result of higher capital expenditures. Our total operating expenses as a percentage of revenue are lower year-over-year in part due to operational savings achieved through several of our platform efficiency initiatives.
In connection with our strategic plan for 2019, we previously announced that we intend to allocate up to $60 million during the second half of 2019, primarily to market these new products and to advance the development and deployment of our BaaS technology platform. The majority of this investment is expected to impact our sales and marketing expenses as a percentage of our total operating revenues in the second half of 2019.
Income taxes
Income tax expense for the three and six months ended June 30, 2019 increased $7.6 million and $13.0 million, respectively, or 500% and 109%, respectively, from the prior year comparable periods. The increase was due to a higher effective tax rate for the three and six months ended June 30, 2019, as compared to the same period in 2018, principally due to a $9.1 million decline in benefit from the recognition of excess tax benefits of stock-based compensation and additional expenses related to state taxes, net of federal tax benefits.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products. Our dollar volume was $10.0 billion and $9.4 billion for the three months ended June 30, 2019 and 2018, respectively, and $23.0 billion and $21.1 billion for the six months ended June 30, 2019 and 2018, respectively. We use this metric to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base. This metric also serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in dollar volume of 6% and 9% during the three and six months ended June 30, 2019, respectively, from the comparable prior year periods were principally driven by an increase in the number of our account holders enrolled in direct deposit.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This metric includes general purpose reloadable prepaid card accounts, demand deposit or checking accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We had 5.66 million and 5.86 million active accounts outstanding as of June 30, 2019 and 2018, respectively. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. The year-over-year decrease in number of active accounts is a result of lower unit sales that caused a material reduction in prepaid active accounts.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. Our purchase volume was $6.5 billion and $6.3 billion for the three months ended June 30, 2019 and 2018, respectively, and $14.7 billion and $13.8 billion for the six months ended June 30, 2019 and 2018, respectively. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increases in purchase volume of 2% and 6% during the three and six months ended June 30, 2019, respectively, from the comparable prior year periods were driven by an increase in Gross Dollar Volume, as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We processed 11.25 million and 10.56 million reload transactions during the three months ended June 30, 2019 and 2018, respectively, and 22.23 million and 20.66 million reload transactions during the six months ended June 30, 2019 and 2018, respectively. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 7% and 8% during the three and six months ended June 30, 2019, respectively, over the prior year comparable periods primarily due to an increase in transactions and the number of third-party account programs that utilize the Green Dot Network to accept funds through our cash processing network.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We processed 2.52 million and 2.79 million tax refund transactions during the three months ended June 30, 2019 and 2018, respectively, and 11.91 million and 11.54 million tax refund transactions during the six months ended June 30, 2019 and 2018, respectively. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The overall increase in the number of tax refunds processed this tax season of 3% through the six months ended June 30, 2019, was primarily driven by an increase in refunds processed through online consumer tax filing software platforms, compared to the prior year period.
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
Interest Income, net — Net interest income represents the difference between the interest income earned on our interest-earning assets and the interest expense on our interest-bearing liabilities held at Green Dot Bank. Interest-earning assets include customer deposits, loans, and investment securities. Our interest-bearing liabilities held at Green Dot Bank include interest-bearing deposits. We expect net interest income and our net interest margin to fluctuate based on changes in the federal funds interest rates and changes in the amount and composition of our interest-bearing assets and liabilities. As a result of uncertainties around global economic growth and trade, the Federal Reserve recently announced a reduction in short-term interest rates, with additional reductions possible in the future. Further reductions in short-term interest rates could result in a decrease in the amount of net interest income we earn.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processors that maintain the records of our customers' accounts and process transaction authorizations and postings for us and the third-party banks that issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services and gateway and network fees associated with our Simply Paid disbursement services. Bank fees generally vary based on the total number of tax refund transfers processed and gateway and network fees vary based on the numbers of disbursements made.
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

Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2019.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended June 30, 2019 and 2018
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Three Months Ended June 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$121,613	43.7%	$120,783	45.8%
Processing and settlement service revenues	67,073	24.1	60,618	23.0
Interchange revenues	81,334	29.2	76,948	29.2
Interest income, net	8,306	3.0	5,443	2.1
Total operating revenues	$278,326	100.0%	$263,792	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $121.6 million for the three months ended June 30, 2019, an increase of $0.8 million, or 0.7%, from the comparable prior year period. Our card revenues and other fees primarily increased as a result of higher ATM fees earned per transaction and higher revenue from our gift card portfolio, offset in part by a shift in the mix of active accounts towards accounts under our BaaS programs, from which we typically generate lower fees as compared to our legacy prepaid products.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $67.1 million for the three months ended June 30, 2019, an increase of $6.5 million, or 11%, from the comparable prior year period. The increase was driven primarily by year-over-year growth in transaction volume associated with cash transfers and disbursement services through our Simply Paid platform.
Interchange Revenues — Interchange revenues totaled $81.3 million for the three months ended June 30, 2019, an increase of $4.4 million, or 6%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume and the related impact of interchange rates earned thereon during the three months ended June 30, 2019.
Interest Income, net — Net interest income totaled $8.3 million for the three months ended June 30, 2019, an increase of $2.9 million, or 54%, from the comparable prior year period. The increase was principally the result of higher interest rates earned compared to the prior year period and, to a lesser extent, higher average balances in our investment securities portfolio and customer funds on deposit. The Federal Reserve recently announced a reduction in short-term interest rates, with additional reductions possible in the future. Further reductions in short-term interest rates could result in a decrease in the amount of net interest income we earn for the remainder of the year.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$87,432	31.4%	$82,478	31.3%
Compensation and benefits expenses	48,298	17.4	54,478	20.7
Processing expenses	49,222	17.7	46,363	17.6
Other general and administrative expenses	49,411	17.8	47,849	18.0
Total operating expenses	$234,363	84.3%	$231,168	87.6%
Sales and Marketing Expenses — Sales and marketing expenses totaled $87.4 million for the three months ended June 30, 2019, an increase of $4.9 million, or 6% from the comparable prior year period. This increase was primarily driven by an increase of $7.0 million in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements, partially offset by a year-over-year decrease of $1.7 million in advertising expenses. We intend to incur higher advertising expenses during the second half of 2019, compared to the first half of 2019 and the prior year period, to support the planned launches of our new products as discussed above.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $48.3 million for the three months ended June 30, 2019, a decrease of $6.2 million or 11% from the comparable prior year period. The decrease was primarily the result of lower salaries and wages of $4.7 million principally due to a decrease in accrued bonus compensation and lower stock-based compensation expense of $2.8 million as a result of the modification of certain performance based equity awards, offset by a $1.0 million increase in third-party contractor expenses.
Processing Expenses — Processing expenses totaled $49.2 million for the three months ended June 30, 2019, an increase of $2.8 million or 6% from the comparable prior year period. This increase was principally the result of a higher volume of ATM and purchase transactions initiated by our account holders, as well as the growth in disbursement transactions processed by our Simply Paid platform within our Processing and Settlement Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $49.4 million for the three months ended June 30, 2019, an increase of $1.6 million or 3%, from the comparable prior year period. Other general and administrative expenses increased principally due to higher depreciation and amortization of property and equipment of $2.8 million, offset by lower dispute and purchase transaction losses compared with the prior year period.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.8	(0.3)
General business credits	(1.6)	(0.8)
Employee stock-based compensation	(3.3)	(17.8)
IRC 162(m) limitation	2.5	2.5
Other	0.4	0.1
Effective tax rate	20.8%	4.7%
We recognized a $9.1 million income tax expense for the three months ended June 30, 2019 compared to a $1.5 million income tax expense for the comparable prior year period, resulting in an effective tax rate of 20.8% and 4.7%, respectively. The increase in effective tax rate for the three months ended June 30, 2019, as compared to the same period in 2018 was primarily due to a lower benefit from the recognition of excess tax benefits of stock-based compensation and additional expenses related to state taxes, net of federal tax benefits.

The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Six-Month Periods Ended June 30, 2019 and 2018
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Six Months Ended June 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$251,190	40.6%	$250,843	42.9%
Processing and settlement service revenues	174,652	28.2	160,858	27.5
Interchange revenues	173,875	28.1	161,646	27.8
Interest income, net	19,123	3.1	10,787	1.8
Total operating revenues	$618,840	100.0%	$584,134	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $251.2 million for the six months ended June 30, 2019, an increase of $0.4 million, or 0.2%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2019 and 2018—Operating Revenues—Card Revenues and Other Fees."
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $174.7 million for the six months ended June 30, 2019, an increase of $13.8 million, or 9%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2019 and 2018—Operating Revenues—Processing and Settlement Service Revenues," as well as a higher volume of tax refunds processed during the six months ended June 30, 2019 compared to the prior year period.
Interchange Revenues — Interchange revenues totaled $173.9 million for the six months ended June 30, 2019, an increase of $12.3 million, or 8%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2019 and 2018—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $19.1 million for the six months ended June 30, 2019, an increase of $8.3 million, or 77%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2019 and 2018—Operating Revenues—Interest Income, net."
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$186,133	30.1%	$174,446	29.9%
Compensation and benefits expenses	109,773	17.7	108,985	18.7
Processing expenses	100,854	16.3	94,788	16.2
Other general and administrative expenses	96,732	15.6	91,567	15.6
Total operating expenses	$493,492	79.7%	$469,786	80.4%
Sales and Marketing Expenses — Sales and marketing expenses totaled $186.1 million for the six months ended June 30, 2019, an increase of $11.7 million, or 7%, from the comparable period in 2018. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2019 and 2018—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $109.8 million for the six months ended June 30, 2019, an increase of $0.8 million, or 1%, from the comparable prior year period. The increase was the result of a $2.6 million increase in employee stock-based compensation principally due to the timing of certain stock-based compensation awards issued to retirement eligible employees whose awards immediately vest and are fully expensed upon issuance and a $1.8 million increase in third-party contractor expenses and other employee benefits. These increases were offset by a $3.9 million decrease in salaries and wages as discussed above under “Comparison of Three-Month Periods Ended June 30, 2019 and 2018—Operating Expenses—Compensation and Benefits Expenses."
Processing Expenses — Processing expenses totaled $100.9 million for the six months ended June 30, 2019, an increase of $6.1 million, or 6%, from the comparable period in 2018. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2019 and 2018—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $96.7 million for the six months ended June 30, 2019, an increase of $5.1 million, or 6%, from the comparable period in 2018 primarily due to an increase of $4.7 million in depreciation and amortization expense of property and equipment and higher professional expenses of $1.9 million, partially offset by lower dispute and purchase transaction losses from the comparable prior year period.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.7	0.6
General business credits	(1.5)	(0.7)
Employee stock-based compensation	(3.7)	(12.2)
IRC 162(m) limitation	2.4	1.8
Other	0.3	0.1
Effective tax rate	20.2%	10.6%
Our income tax expense increased by $13.0 million to $25.0 million for the six months ended June 30, 2019 from the comparable period in 2018 due to the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2019 and 2018—Income Tax Expense."
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Total cash provided by (used in)
Operating activities	$167,068	$167,690
Investing activities	(78,803)	(70,383)
Financing activities	(82,868)	11,292
Increase in unrestricted cash, cash equivalents and restricted cash	$5,397	$108,599
For the six months ended June 30, 2019 and 2018, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. As of June 30, 2019, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.1 billion. We also consider our $244.0 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure and debt service requirements, as discussed below.
Cash Flows from Operating Activities
Our $167.1 million of net cash provided by operating activities during the six months ended June 30, 2019 was primarily the result of $98.7 million of net income, adjusted for certain non-cash operating items of $63.6 million and increases in net changes in our working capital assets and liabilities of $4.7 million. Our $167.7 million of net cash provided by operating activities in the six months ended June 30, 2018 was primarily the result of $99.9 million of net income, adjusted for certain non-cash operating items of $56.9 million and increases in net changes in our working capital assets and liabilities of $10.9 million.
Cash Flows from Investing Activities
Our $78.8 million of net cash used in investing activities during the six months ended June 30, 2019 was due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $39.8 million and the acquisition of property and equipment of $37.7 million. Our $70.4 million of net cash used in investing activities in the six months ended June 30, 2018 was due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $38.7 million and the acquisition of property and equipment of $27.4 million.
Cash Flows from Financing Activities
Our $82.9 million of net cash used in financing activities during the six months ended June 30, 2019 was primarily the result of $100 million used for stock repurchases under our stock repurchase program, a $60.0 million voluntary prepayment of our note payable, a net decrease of $48.3 million in obligations to customers and $16.9 million in tax payments made to net settle equity awards, offset by a net increase in customer deposits of $140.1 million. Our $11.3 million of net cash provided by financing activities in the six months ended June 30, 2018 was primarily the result of an increase of $45.9 million in customer deposits and $16.4 million in stock option exercise proceeds, offset by $24.4 million in tax payments made to net settle equity awards, a decrease of $12.7 million in obligations to customers and $11.3 million in repayments of our notes payable.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provided for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). Quarterly principal payments of $5.6 million were payable on the loans under the Term Facility and all amounts then outstanding thereunder are payable at maturity on October 23, 2019. In March 2019, we elected to make a voluntary prepayment of $60.0 million to retire our Term Facility without penalty or additional premium. The Revolving Facility remains available for use until October 2019. As a result, the balance outstanding on the Term Facility was $0 and $58.7 million at June 30, 2019 and December 31, 2018, respectively, net of deferred financing fees. There were no borrowings outstanding on our Revolving Facility at June 30, 2019.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. At June 30, 2019, we were in compliance with all such covenants.
Stock Repurchase Program
In previous years, we have repurchased shares of our Class A Common Stock under an authorized stock repurchase program. In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019, at which point we made an up-front payment of $100 million, in exchange for an initial delivery of 1.7 million shares based on our then current market price of our Class A common stock. Final settlement is scheduled to occur during the third quarter of 2019 and will be based on the volume-weighted average price of our Class A common stock over the term of the agreement less an agreed upon discount.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of and for the six months ended June 30, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
As of June 30, 2019 and December 31, 2018, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2019 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$379,730	16.9%	4.0%	n/a
Common equity Tier 1 capital	$379,730	62.1%	4.5%	n/a
Tier 1 capital	$379,730	62.1%	6.0%	6.0%
Total risk-based capital	$383,205	62.6%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$200,913	12.3%	4.0%	5.0%
Common equity Tier 1 capital	$200,913	57.1%	4.5%	6.5%
Tier 1 capital	$200,913	57.1%	6.0%	8.0%
Total risk-based capital	$201,974	57.4%	8.0%	10.0%

	December 31, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$353,047	20.1%	4.0%	n/a
Common equity Tier 1 capital	$353,047	88.8%	4.5%	n/a
Tier 1 capital	$353,047	88.8%	6.0%	6.0%
Total risk-based capital	$357,092	89.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$172,518	11.7%	4.0%	5.0%
Common equity Tier 1 capital	$172,518	100.8%	4.5%	6.5%
Tier 1 capital	$172,518	100.8%	6.0%	8.0%
Total risk-based capital	$173,838	101.5%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a more meaningful component to our consolidated operating results, we do not consider our cash and cash equivalents or our investment securities to be subject to material interest rate risk due to their short duration. However, as a result of uncertainties around global economic growth and trade, the Federal Reserve recently announced a reduction in short-term interest rates, with additional reductions possible in the future. Further reductions in short-term interest rates could result in a decrease in the amount of net interest income we earn.
As of June 30, 2019, we have repaid all debt outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our Revolving Credit Facility that remains available for use under the Senior Credit Facility is and is expected to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Although any short-term borrowings under our Revolving Facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our revolving facility is drawn up to its maximum borrowing capacity of $75.0 million, based on the applicable LIBOR and margin in effect as of June 30, 2019, each quarter point of change in interest rates would result in a $0.2 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•	our ability to effectively sell our products through direct-to-consumer initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	costs associated with significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;

•	the amount and timing of costs related to the acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•	disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	interest rate volatility;

•	accounting charges related to impairment of goodwill and other intangible assets;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses; and

•	changes in the political or regulatory environment affecting the banking, electronic payments or tax refund processing industries.
The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 35% and 32% for the three and six months ended June 30, 2019, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our ability to increase account usage and account holder retention and to attract new long-term users of our products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage, account holder retention or attract new long-term users of our products for a number of reasons, including if we are unable to maintain our existing distribution channels, predict accurately consumer preferences or industry changes and modify our products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence account holder behavior through cardholder retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting long-term users of our products. Additionally, while the impact on our total operating revenues from the decline in total number of active accounts in our Account Services segment in recent periods has been limited, if this trend persists over a long period or deteriorates more rapidly in the short term, our financial results would be materially impacted.
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

Many existing and potential competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. Additionally, some of our current and potential competitors are subject to fewer regulations and restrictions than we are and thus may be able to respond more quickly in the face of regulatory and technological changes. We are also experiencing increased price competition as a result of new entrants offering free or low-cost alternatives to our products and services. To the extent these new entrants gain market share, we expect that the purchase and use of our products and services would decline. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2019, interchange revenues represented 29.2% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $535.0 million as of June 30, 2019. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.

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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2019, we had assets subject to settlement risk of $334.8 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in thousands, except per-share amounts) during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—		—	—		$—
May 1, 2019 to May 31, 2019	1,666	(1)	(1)	1,666	(1)	50,000
June 1, 2019 to June 30, 2019	—		—	—		—
Total	1,666			1,666		$50,000

(1)
In May 2019, we entered into an ASR to purchase $100 million of our Class A common stock. In exchange for an up-front payment of $100 million, we received an initial delivery of approximately 1.7 million shares. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the volume-weighted average price of our common stock during that period less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the agreement. The ASR purchase period will end in or before September 2019.

After giving effect to our share repurchases during the three months ended June 30, 2019, the remaining amount available under the current authorization totaled $50 million with no expiration date.
For the majority of restricted stock units (including performance-based restricted stock units) granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the table above, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.
ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1 (1)+	2019 Executive Officer Incentive Bonus Plan

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

*	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

**	Furnished and not filed.

+	Indicates management contract or compensatory plan or arrangement.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.01 filed with the Registrant's current report on Form 8-K, filed with the Commission on April 9, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 9, 2019	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)