Form 10-Q
period 2019-09-30
GREEN DOT CORP
filed 2019-11-12
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 51,496,511 shares of Class A common stock outstanding, par value $.001 per share as of October 31, 2019.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$861,275	$1,094,728
Restricted cash	3,103	490
Investment securities available-for-sale, at fair value	15,027	19,960
Settlement assets	193,032	153,992
Accounts receivable, net	34,939	40,942
Prepaid expenses and other assets	46,624	57,070
Income tax receivable	—	8,772
Total current assets	1,154,000	1,375,954
Investment securities available-for-sale, at fair value	230,192	181,223
Loans to bank customers, net of allowance for loan losses of $1,558 and $1,144 as of September 30, 2019 and December 31, 2018, respectively	20,906	21,363
Prepaid expenses and other assets	8,201	8,125
Property and equipment, net	139,246	120,269
Operating lease right-of-use assets	28,877	—
Deferred expenses	6,763	21,201
Net deferred tax assets	10,867	7,867
Goodwill and intangible assets	528,861	551,116
Total assets	$2,127,913	$2,287,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,334	$38,631
Deposits	888,870	1,005,485
Obligations to customers	65,959	58,370
Settlement obligations	11,928	5,788
Amounts due to card issuing banks for overdrawn accounts	556	1,681
Other accrued liabilities	91,329	134,000
Operating lease liabilities	7,811	—
Deferred revenue	15,583	34,607
Note payable	—	58,705
Income tax payable	17,519	67
Total current liabilities	1,146,889	1,337,334
Other accrued liabilities	13,843	30,927
Operating lease liabilities	27,201	—
Net deferred tax liabilities	12,796	9,045
Total liabilities	1,200,729	1,377,306
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2019 and December 31, 2018; 51,479 and 52,917 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	52	53
Additional paid-in capital	297,593	380,753
Retained earnings	627,347	529,143
Accumulated other comprehensive income (loss)	2,192	(137)
Total stockholders’ equity	927,184	909,812
Total liabilities and stockholders’ equity	$2,127,913	$2,287,118
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$102,231	$113,474	$353,421	$364,317
Processing and settlement service revenues	54,620	43,043	229,272	203,901
Interchange revenues	77,080	74,060	250,955	235,706
Interest income, net	6,517	5,756	25,640	16,543
Total operating revenues	240,448	236,333	859,288	820,467
Operating expenses:
Sales and marketing expenses	98,352	72,745	284,485	247,191
Compensation and benefits expenses	46,678	57,070	156,451	166,055
Processing expenses	49,010	43,654	149,864	138,442
Other general and administrative expenses	48,595	62,193	145,327	153,760
Total operating expenses	242,635	235,662	736,127	705,448
Operating (loss) income	(2,187)	671	123,161	115,019
Interest expense, net	112	991	1,748	3,531
(Loss) income before income taxes	(2,299)	(320)	121,413	111,488
Income tax (benefit) expense	(1,768)	(4,893)	23,209	7,057
Net (loss) income	$(531)	$4,573	$98,204	$104,431

Basic (loss) earnings per common share:	$(0.01)	$0.09	$1.87	$2.01
Diluted (loss) earnings per common share:	$(0.01)	$0.08	$1.84	$1.92
Basic weighted-average common shares issued and outstanding:	51,595	52,580	52,405	52,046
Diluted weighted-average common shares issued and outstanding:	52,295	54,615	53,474	54,437
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net (loss) income	$(531)	$4,573	$98,204	$104,431
Other comprehensive income (loss)
Unrealized holding gain (loss), net of tax	167	(206)	2,329	(567)
Comprehensive (loss) income	$(364)	$4,367	$100,533	$103,864
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2019	51,809	$52	$291,958	$627,878	$2,025	$921,913
Common stock issued under stock plans, net of withholdings and related tax effects	76	—	(1,259)	—	—	(1,259)
Stock-based compensation	—	—	6,894	—	—	6,894
Repurchases of Class A common stock	(406)	—	—	—	—	—
Net loss	—	—	—	(531)	—	(531)
Other comprehensive income	—	—	—	—	167	167
Balance at September 30, 2019	51,479	$52	$297,593	$627,347	$2,192	$927,184

	Three Months Ended September 30, 2018
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2018	52,390	$52	$367,454	$510,298	$(1,091)	$876,713
Common stock issued under stock plans, net of withholdings and related tax effects	274	1	(6,122)	—	—	(6,121)
Stock-based compensation	—	—	16,771	—	—	16,771
Net income	—	—	—	4,573	—	4,573
Other comprehensive loss	—	—	—	—	(206)	(206)
Balance at September 30, 2018	52,664	$53	$378,103	$514,871	$(1,297)	$891,730
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	634	1	(13,298)	—	—	(13,297)
Stock-based compensation	—	—	30,136	—	—	30,136
Repurchases of Class A common stock	(2,072)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	98,204	—	98,204
Other comprehensive income	—	—	—	—	2,329	2,329
Balance at September 30, 2019	51,479	$52	$297,593	$627,347	$2,192	$927,184

	Nine Months Ended September 30, 2018
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2017	51,136	$51	$354,789	$410,440	$(730)	$764,550
Common stock issued under stock plans, net of withholdings and related tax effects	1,528	2	(14,059)	—	—	(14,057)
Stock-based compensation	—	—	37,373	—	—	37,373
Net income	—	—	—	104,431	—	104,431
Other comprehensive loss	—	—	—	—	(567)	(567)
Balance at September 30, 2018	52,664	$53	$378,103	$514,871	$(1,297)	$891,730
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Operating activities
Net income	$98,204	$104,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	35,929	28,154
Amortization of intangible assets	24,523	24,586
Provision for uncollectible overdrawn accounts	64,686	63,358
Employee stock-based compensation	30,136	37,373
Amortization of (discount) premium on available-for-sale investment securities	(209)	914
Change in fair value of contingent consideration	(1,866)	13,500
Amortization of deferred financing costs	1,253	1,195
Impairment of capitalized software	121	352
Changes in operating assets and liabilities:
Accounts receivable, net	(58,683)	(55,486)
Prepaid expenses and other assets	9,679	1,458
Deferred expenses	14,438	13,783
Accounts payable and other accrued liabilities	(20,132)	(13,315)
Deferred revenue	(19,385)	(11,587)
Income tax receivable/payable	25,961	2,452
Other, net	6	3,174
Net cash provided by operating activities	204,661	214,342

Investing activities
Purchases of available-for-sale investment securities	(117,959)	(128,991)
Proceeds from maturities of available-for-sale securities	72,569	45,774
Proceeds from sales of available-for-sale securities	4,905	11,125
Payments for acquisition of property and equipment	(58,185)	(43,397)
Net increase in loans	(1,457)	(5,617)
Net cash used in investing activities	(100,127)	(121,106)

Financing activities
Repayments of borrowings from notes payable	(60,000)	(16,875)
Proceeds from exercise of options	4,862	19,123
Taxes paid related to net share settlement of equity awards	(18,159)	(33,180)
Net decrease in deposits	(133,132)	(5,506)
Net decrease in obligations to customers	(25,311)	(24,861)
Contingent consideration payments	(3,634)	(3,856)
Repurchase of Class A common stock	(100,000)	—
Net cash used in financing activities	(335,374)	(65,155)

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(230,840)	28,081
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,095,218	1,010,095
Unrestricted cash, cash equivalents and restricted cash, end of period	$864,378	$1,038,176

Cash paid for interest	$2,049	$3,335
Cash (refund from)/paid for income taxes	$(3,612)	$4,313

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$861,275	$1,037,617
Restricted cash	3,103	559
Total unrestricted cash, cash equivalents and restricted cash, end of period	$864,378	$1,038,176
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
Our products and services:
We offer consumers a broad collection of financial products and services managed through several diverse business lines which are then made available to consumers through a widely-available “branchless" distribution network in the United States. Many of the products and services we internally create and distribute are marketed under the Green Dot brand name, which we believe is both a well-known and highly trusted brand name for millions of consumers. Our branchless network consists of:

•	distribution arrangements with more than 100,000 mostly major chain retail locations, which we refer to as “retail distributors” and thousands of neighborhood financial service center locations;

•	several differently branded, Green Dot-owned and operated direct-to-consumer digital and direct mail customer acquisition platforms;

•	corporate distribution partnerships with businesses that provide payroll cards to their employees to receive wage disbursements;

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
(UNAUDITED)

Note 1—Organization (continued)
and manner they desire and provide tax refund transfers that provide the processing technology to facilitate receipt of a taxpayer's refund proceeds.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2018 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2019, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
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
The adoption of ASU 2016-02 resulted in the recognition of operating ROU assets of approximately $17.9 million on our consolidated balance sheet and a corresponding lease liability of approximately $25.1 million. The difference between the lease assets and liabilities recognized on our consolidated balance sheets primarily relates to accrued rent on existing leases that were offset against the ROU assets upon adoption. The adoption of the standard did not have any impact on our consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows. See Note 15 — Leases, for discussion on updates to our lease accounting policies and additional disclosures.
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$114,418	$54,616	$120,427	$43,040
Transferred over time	63,880	1,017	66,196	914
Operating revenues (1)	$178,298	$55,633	$186,623	$43,954

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$378,492	$229,263	$381,738	$203,888
Transferred over time	221,211	4,682	215,612	2,686
Operating revenues (1)	$599,703	$233,945	$597,350	$206,574

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
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.2 million and $0.1 million in revenue during the three months ended September 30, 2019 and 2018, respectively, and $31.6 million and $28.5 million in revenue for the nine months ended September 30, 2019 and 2018, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2019
Corporate bonds	$10,000	$28	$—	$10,028
Negotiable certificate of deposit	5,000	—	—	5,000
Agency bond securities	10,000	27	—	10,027
Agency mortgage-backed securities	162,582	2,600	(82)	165,100
Municipal bonds	352	4	(1)	355
Asset-backed securities	54,420	289	—	54,709
Total investment securities	$242,354	$2,948	$(83)	$245,219

December 31, 2018
Negotiable certificate of deposit	$15,000	$—	$—	$15,000
Agency bond securities	19,723	6	(36)	19,693
Agency mortgage-backed securities	87,156	53	(396)	86,813
Municipal bonds	507	—	(24)	483
Asset-backed securities	79,274	14	(94)	79,194
Total investment securities	$201,660	$73	$(550)	$201,183

As of September 30, 2019 and December 31, 2018, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2019
Agency mortgage-backed securities	$9,999	$(26)	$5,472	$(56)	$15,471	$(82)
Municipal bonds	—	—	124	(1)	124	(1)
Total investment securities	$9,999	$(26)	$5,596	$(57)	$15,595	$(83)

December 31, 2018
Agency bond securities	$14,937	$(36)	$—	$—	$14,937	$(36)
Agency mortgage-backed securities	28,939	(103)	8,743	(293)	37,682	(396)
Municipal bonds	353	(14)	130	(10)	483	(24)
Asset-backed securities	50,980	(70)	7,333	(24)	58,313	(94)
Total investment securities	$95,209	$(223)	$16,206	$(327)	$111,415	$(550)

We did not record any other-than-temporary impairment losses during the three and nine months ended September 30, 2019 or 2018 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of September 30, 2019, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$15,000	$15,027
Due after one year through five years	10,000	10,028
Due after five years through ten years	—	—
Due after ten years	352	355
Mortgage and asset-backed securities	217,002	219,809
Total investment securities	$242,354	$245,219

The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Overdrawn account balances due from cardholders	$18,104	$17,848
Reserve for uncollectible overdrawn accounts	(14,590)	(13,888)
Net overdrawn account balances due from cardholders	3,514	3,960

Trade receivables	10,272	6,505
Reserve for uncollectible trade receivables	(433)	(59)
Net trade receivables	9,839	6,446

Receivables due from card issuing banks	6,531	6,688
Fee advances	4,733	19,576
Other receivables	10,322	4,272
Accounts receivable, net	$34,939	$40,942

Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$15,854	$17,087	$13,888	$14,471
Provision for uncollectible overdrawn accounts:
Fees	17,978	17,404	59,376	53,536
Purchase transactions	1,263	4,137	5,310	9,822
Charge-offs	(20,505)	(22,348)	(63,984)	(61,549)
Balance, end of period	$14,590	$16,280	$14,590	$16,280

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2019
Residential	$5	$—	$—	$5	$2,926	$2,931
Commercial	10	—	—	10	170	180
Installment	12	—	—	12	698	710
Secured credit card	1,206	1,128	3,344	5,678	12,965	18,643
Total loans	$1,233	$1,128	$3,344	$5,705	$16,759	$22,464

Percentage of outstanding	5.5%	5.0%	14.9%	25.4%	74.6%	100.0%

December 31, 2018
Residential	$2	$—	$7	$9	$3,329	$3,338
Commercial	—	—	—	—	193	193
Installment	—	2	—	2	905	907
Secured credit card	1,383	1,315	1,114	3,812	14,257	18,069
Total loans	$1,385	$1,317	$1,121	$3,823	$18,684	$22,507

Percentage of outstanding	6.2%	5.9%	5.0%	17.0%	83.0%	100.0%

Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the criteria for classification as nonperforming.

	September 30, 2019	December 31, 2018
	(In thousands)
Residential	$308	$403
Installment	150	169
Secured credit card	3,344	1,114
Total loans	$3,802	$1,686

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

	September 30, 2019		December 31, 2018
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,623	$308	$2,935	$403
Commercial	180	—	193	—
Installment	491	219	632	275
Secured credit card	15,299	3,344	16,955	1,114
Total loans	$18,593	$3,871	$20,715	$1,792

Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$308	$235	$403	$329
Installment	166	52	190	53

Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$970	$1,173	$1,144	$291
Provision for loans	658	1,036	1,914	2,270
Loans charged off	(112)	(964)	(1,661)	(1,598)
Recoveries of loans previously charged off	42	89	161	371
Balance, end of period	$1,558	$1,334	$1,558	$1,334

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
Restricted Stock Units
The following table summarizes restricted stock units subject to only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Restricted stock units granted	52	105	140	288
Weighted-average grant-date fair value	$35.41	$79.71	$48.39	$71.74

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Employee Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units
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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Performance-based restricted stock units granted (1)	—	—	883	612
Weighted-average grant-date fair value	$—	$—	$50.15	$49.04

(1)
Performance awards granted also reflects the issuance of any shares awarded in excess of their original target amount based on the Compensation Committee's certification of completed performance years. The grant date fair value for these awards are based on the grant price at the time of the original award.

The total stock-based compensation expense recognized was $6.9 million and $16.8 million for the three months ended September 30, 2019 and 2018, respectively, and $30.1 million and $37.4 million for the nine months ended September 30, 2019 and 2018, respectively. Total stock-based compensation expense includes amounts related to awards of restricted stock units (including performance-based restricted stock units) and purchases under our 2010 Employee Stock Purchase Plan, and reflects, as applicable, accelerated expense recognition associated with our retirement policy.
Under our retirement policy adopted in April 2018, following a qualified retirement, any service-based requirement for unvested stock awards held by the eligible employee is eliminated. Accordingly, the related compensation expense is recognized immediately for qualifying awards granted to eligible employees, or in the case of ineligible employees who later become eligible under the retirement policy, over the period from the grant date to the date a qualifying retirement is achieved, if earlier than the standard vesting dates. Performance-based restricted stock units issued to retirement eligible employees remain subject to the stock awards’ annual performance targets and the expense will be adjusted accordingly based expected achievement.
In June 2019, we modified the performance targets for certain performance-based restricted stock units issued at the beginning of 2019. The modification for these awards was classified as improbable to probable, and resulted in a lower grant date fair value at the time of modification and an overall decrease in stock-based compensation expense recognized for the three and nine months ended September 30, 2019. The performance targets for these modified awards, as well as other performance-based restricted stock units issued during the year, will continue to be reassessed each reporting period based on the estimated performance that is expected to be achieved under the established targets, and the related stock-based compensation expense adjusted accordingly.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Non-interest bearing deposit accounts
GPR deposits	$713,811	$817,124
Other demand deposits	120,840	97,442
Total non-interest bearing deposit accounts	834,651	914,566
Interest-bearing deposit accounts
Checking accounts	30,544	67,758
Savings	6,542	8,894
GPR deposits	12,199	9,224
Time deposits, denominations greater than or equal to $100	3,846	3,796
Time deposits, denominations less than $100	1,088	1,247
Total interest-bearing deposit accounts	54,219	90,919
Total deposits	$888,870	$1,005,485

The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2019
(In thousands)
Due in 2019	$403
Due in 2020	2,237
Due in 2021	1,015
Due in 2022	820
Due in 2023	335
Thereafter	124
Total time deposits	$4,934

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
Quarterly principal payments of $5.6 million were payable under the Term Facility, with any remaining balance outstanding due upon maturity on October 23, 2019. In March 2019, we elected to make a voluntary prepayment of $60.0 million to retire the Term Facility without penalty or additional premium. The Revolving Facility remained available for use until the Senior Credit Facility matured in October 2019, at which point we entered into a new revolving credit agreement as discussed further below.
Our outstanding debt, net of deferred financing costs, consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Term facility	$—	$58,705
Revolving facility	—	—
Total notes payable	$—	$58,705

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Note Payable (Continued)
Interest
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the Bank of America prime rate, (b) the United States federal funds rate plus 0.50% and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 2.50% to 3.00% for LIBOR Rate loans and 1.50% to 2.00% for Base Rate loans. Excluding the amortization of debt issuance costs, interest expense related to our Senior Credit Facility was $0 and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Covenants and restrictions
The Senior Credit Facility contains customary representations and warranties relating to us and our subsidiaries. Obligations under the Senior Credit Facility are secured by first priority liens on, and security interests in, substantially all of our company assets and each Guarantor, as defined in the agreement. The Senior Credit Facility also contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. Due to the timing of the impending expiration of the Senior Credit Facility, our lenders did not require any covenant compliance certification as of September 30, 2019.
2019 Revolving Facility
In October 2019, we entered into a new secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The new credit facility provides for a $100.0 million five-year revolving line of credit, maturing in October 2024. At our election, loans made under the credit agreement bear interest at LIBOR or a Base Rate, as defined in the agreement, plus in either case an applicable margin. The margin is dependent upon on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. We remain subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement.
Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2019 and 2018 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	(0.1)
General business credits	(2.0)	(1.4)
Employee stock-based compensation	(3.7)	(16.1)
IRC 162(m) limitation	1.9	2.7
Other	0.4	0.2
Effective tax rate	19.1%	6.3%

The effective tax rate for the nine months ended September 30, 2019 and 2018 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of certain executive compensation. The increase in the effective tax rate for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to a $13.6 million decline in benefit on the recognition of excess tax benefits from stock-based compensation and additional expenses related to state taxes, net of federal tax benefits. For the nine months ended September 30, 2019 and 2018, we recognized discrete tax benefits related to the excess tax benefits from stock-based compensation of $4.4 million and $18.0 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (Continued)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2019 and 2018, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2016 through 2018. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of September 30, 2019, we have net operating loss carryforwards of approximately $34.7 million and $33.7 million for federal and state tax purposes, respectively, which will be available to offset future income. If not used, these carryforwards will expire between 2020 and 2035. These net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $14.2 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of September 30, 2019 and December 31, 2018, we had a liability of $8.0 million and $6.9 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Beginning balance	$6,965	$5,560
Increases related to positions taken during prior years	—	470
Increases related to positions taken during the current year	1,569	1,170
Decreases related to positions settled with tax authorities	—	—
Decreases as a result of a lapse of applicable statute of limitations	(456)	(664)
Ending balance	$8,078	$6,536

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$8,023	$6,536

As of September 30, 2019 and 2018, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.4 million and $0.3 million, respectively.
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
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution from time to time under our stock repurchase program. The following table summarizes our ASR activity under our current repurchase program:

	Purchase Period End Date	Number of Shares (In thousands)	Average repurchase price per share	ASR Amount (In thousands)
May 2019 ASR	August 2019	2,072	$48.26	$100,000
In exchange for an up-front payment in May 2019, the financial institution delivered approximately 1.7 million shares of our Class A common stock. Upon settlement in August 2019, we received additional shares for approximately 0.4 million from the financial institution. The final number of shares received at settlement of the ASR was determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stockholders' Equity (Continued)
upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. The shares received are considered retired in the periods they are delivered, but remain authorized for registration and issuance in the future.
The up-front payments are accounted for as a reduction to shareholders’ equity on our consolidated balance sheets in the periods the payments are made. The ASRs are accounted for in two separate transactions: 1) a treasury stock repurchase for the initial shares received and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. The par value of the shares received are recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital and retained earnings. The ASRs meet all of the applicable criteria for equity classification, and therefore are not accounted for as derivative instruments. The initial repurchase of shares results in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net (loss) income	$(531)	$4,573	$98,204	$104,431
Denominator:
Weighted-average Class A shares issued and outstanding	51,595	52,580	52,405	52,046
Basic (loss) earnings per Class A common share	$(0.01)	$0.09	$1.87	$2.01

Diluted earnings per Class A common share
Numerator:
Net (loss) income	$(531)	$4,573	$98,204	$104,431
Denominator:
Weighted-average Class A shares issued and outstanding	51,595	52,580	52,405	52,046
Dilutive potential common shares:
Stock options	83	214	130	372
Restricted stock units	199	1,032	463	1,223
Performance-based restricted stock units	373	780	413	791
Employee stock purchase plan	45	9	63	5
Diluted weighted-average Class A shares issued and outstanding	52,295	54,615	53,474	54,437
Diluted (loss) earnings per Class A common share	$(0.01)	$0.08	$1.84	$1.92

For the periods presented, we excluded certain restricted stock units and stock options outstanding (as applicable), which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. Additionally, we have excluded any performance-based restricted stock units for which the performance contingency has not been met as of the end of the period. The following table shows the weighted-average number of shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Class A common stock
Restricted stock units	476	—	314	—
Performance-based restricted stock units	752	223	466	123
Total restricted and performance-based stock units	1,228	223	780	123

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
As of September 30, 2019 and December 31, 2018, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2019	(In thousands)
Assets
Corporate bonds	$—	$10,028	$—	$10,028
Negotiable certificate of deposit	—	5,000	—	5,000
Agency bond securities	—	10,027	—	10,027
Agency mortgage-backed securities	—	165,100	—	165,100
Municipal bonds	—	355	—	355
Asset-backed securities	—	54,709	—	54,709
Total assets	$—	$245,219	$—	$245,219

Liabilities
Contingent consideration	$—	$—	$10,300	$10,300

December 31, 2018
Assets
Negotiable certificate of deposit	$—	$15,000	$—	$15,000
Agency bond securities	—	19,693	—	19,693
Agency mortgage-backed securities	—	86,813	—	86,813
Municipal bonds	—	483	—	483
Asset-backed securities	—	79,194	—	79,194
Total assets	$—	$201,183	$—	$201,183

Liabilities
Contingent consideration	$—	$—	$15,800	$15,800

We based the fair value of our fixed income securities held as of September 30, 2019 and December 31, 2018 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2019 or 2018.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Fair Value Measurements (continued)
The following table presents changes in our contingent consideration payable for the three and nine months ended September 30, 2019 and 2018, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$13,166	$14,664	$15,800	$17,358
Payments of contingent consideration	(1,000)	(1,162)	(3,634)	(3,856)
Change in fair value of contingent consideration	(1,866)	—	(1,866)	—
Balance, end of period	$10,300	$13,502	$10,300	$13,502

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
Contingent Consideration
The fair value of contingent consideration obligations, such as the earn-out associated with our acquisition of UniRush LLC ("UniRush") in 2017, is estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value.  Our contingent consideration payable is classified as Level 3 because we use unobservable inputs to estimate fair value, including the probability of achieving certain earnings thresholds and appropriate discount rates. Changes in fair value of contingent consideration are recorded through operating expenses.
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
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2019 and December 31, 2018 are presented in the table below.

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$20,906	$20,697	$21,363	$21,088

Financial Liabilities
Deposits	$888,870	$888,835	$1,005,485	$1,005,435
Note payable	$—	$—	$58,705	$58,705

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
Our total lease expense amounted to approximately $3.5 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively and $8.1 million and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

September 30, 2019

Cash paid for operating lease liabilities (in thousands)	$6,391
Weighted average remaining lease term (years)	4.3
Weighted average discount rate	4.7%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Leases (continued)
Maturities of our operating lease liabilities as of September 30, 2019 is as follows:

Operating Leases
(In thousands)
Remainder of 2019	$2,459
2020	9,846
2021	9,737
2022	8,734
2023	3,464
Thereafter	5,196
39,436
Less: imputed interest	(4,424)
Total lease liabilities	$35,012

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows:

Operating Leases (1)
Year ending December 31,	(In thousands)
2019	$7,927
2020	7,929
2021	6,689
2022	5,372
Total minimum lease payments	$27,917

(1)	Amounts are based on ASC 840, Leases, that was superseded upon our adoption of ASC 842, Leases on January 1, 2019

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Commitments and Contingencies (continued)
Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. With the exception of overdrafts on cardholders’ accounts, historically, we have not been required to make payments under these and similar contingent obligations, and no liabilities have been recorded for these obligations in our consolidated balance sheets.
For additional information regarding overdrafts on cardholders’ accounts, refer to Note 5 — Accounts Receivable.
On February 28, 2017, we completed our acquisition of all the membership interests of UniRush, an online direct-to-consumer GPR card and corporate payroll card provider. The transaction terms include an earn-out equal to the greater of (i) a specified percentage of the revenue generated by the online direct-to-consumer GPR card portfolio for the five-year period following the closing or (ii) $20 million, payable quarterly over five years.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Walmart	35%	37%	33%	35%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	September 30, 2019	December 31, 2018
Walmart	13%	18%

Note 18—Segment Information
Our operations are comprised of two reportable segments: 1) Account Services and 2) Processing and Settlement Services. We identified our reportable segments based on factors such as how we manage our operations and how our chief operating decision maker, who is our Chief Executive Officer, views results. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings and uses operating income to assess profitability.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 18—Segment Information (continued)
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$191,273	$56,025	$(6,850)	$240,448
Operating expenses	173,014	49,151	20,470	242,635
Operating income (loss)	$18,259	$6,874	$(27,320)	$(2,187)

	Three Months Ended September 30, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$199,476	$44,193	$(7,336)	$236,333
Operating expenses	150,189	42,610	42,863	235,662
Operating income	$49,287	$1,583	$(50,199)	$671

	Nine Months Ended September 30, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$646,938	$236,714	$(24,364)	$859,288
Operating expenses	515,375	149,533	71,219	736,127
Operating income	$131,563	$87,181	$(95,583)	$123,161

	Nine Months Ended September 30, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$636,786	$208,133	$(24,452)	$820,467
Operating expenses	485,924	135,633	83,891	705,448
Operating income	$150,862	$72,500	$(108,343)	$115,019

Note 19—Subsequent Events
On October 29, 2019, we entered into the 2020 Amended and Restated Walmart MoneyCard Program Agreement (the “Program Agreement”) with Walmart Inc. and certain of Walmart’s subsidiaries, which provides for us to continue to serve as the issuing bank and program manager for the Walmart MoneyCard suite of reloadable debit card products. The term of the Program Agreement begins on January 1, 2020 and expires on January 31, 2027, with an automatic renewal clause for an additional period of one year, subject to certain terms as discussed in the Program Agreement.
In addition, we entered into an agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC (“TailFin Labs”), with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. The entity is majority-owned by Walmart and is expected to focus on developing tech-enabled solutions to integrate omni-channel retail shopping and financial services. We own a 20% equity interest in the newly formed entity, in exchange for capital contributions over the next 5 years. We expect to account for our investment in TailFin Labs under the equity method of accounting.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 19—Subsequent Events (continued)
As an incentive for Walmart and us to work together to achieve growth across all current and future mutual lines of business that we are engaged, we agreed to issue to Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares are expected to be issued on January 2, 2020 and will vest in equal monthly increments through December 1, 2022. Walmart will be entitled to vote and receive any dividends paid from the issuance date.

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
Our products and services
We offer consumers a broad collection of financial products and services managed through several diverse business lines which are then made available to consumers through a widely-available “branchless" distribution network in the United States. Many of the products and services we internally create and distribute are marketed under the Green Dot brand name, which we believe is both a well-known and highly trusted brand name for millions of consumers. Our branchless network consists of:

•	distribution arrangements with more than 100,000 mostly major chain retail locations, which we refer to as “retail distributors” and thousands of neighborhood financial service center locations;

•	several differently branded, Green Dot-owned and operated direct-to-consumer digital and direct mail customer acquisition platforms;

•	corporate distribution partnerships with businesses that provide payroll cards to their employees to receive wage disbursements;

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
We also offer several products and services that specialize in facilitating the movement of cash on behalf of consumers and businesses. These products and services include: our proprietary swipe reload system for crediting cash onto an enabled payment card by swiping the payment card at the point-of-sale at any Green Dot Network participating retailer; MoneyPak, a product that allows a consumer to add funds to accounts we issue or accounts issued by other United States chartered and regulated third party banks; and e-cash remittance services, a service that allows a consumer to transfer funds to a smartphone for fulfillment at a Green Dot participating retailer. We refer to these services collectively as our "cash transfer products." We also provide disbursement services through our Simply Paid platform that enables a payment solution for companies to pay their workforce and customers in the time and manner they desire and provide tax refund transfers that provide the processing technology to facilitate receipt of a taxpayer's refund proceeds.
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

•
Innovative consumer checking account products, such as our GoBank product, that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices; and

•	Network-branded gift cards (known as open-loop) that are sold at participating retail stores.
Green Dot Direct
We also offer GPR cards, checking accounts products and secured credit cards directly to consumers through digital channels, including several different online direct-to-consumer websites. Our direct-to-consumer websites include: greendot.com; walmartmoneycard.com; rushcard.com; accountnow.com; achievecard.com; gobank.com; and ReadyDebit.com.
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
PayCard and Wage Disbursement
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
Green Dot Bank
Through our subsidiary bank, Green Dot Bank, we offer issuing, settlement and capital management services principally to support those applicable products across all six revenue channels in both reporting segments. Our banking services include:

•	Issuing services as the payment network member bank and settlement bank for our GPR cards, spend-based P2P programs, gift cards and checking account products;

•	Credit card issuing and capital lending services for our Green Dot Platinum Visa Secured Credit Card; and

•	Settlement bank for our reload and tax refund services within our Processing and Settlement Services segment.
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
Processing and Settlement Services
Money Processing
We offer several products and services that all specialize in facilitating the movement of funds on behalf of consumers and businesses. These products and services include:

•
Our “Reload@TheRegister” swipe reload service allows consumers to add funds to accounts we issue or manage and accounts issued by any third-party bank or program manager (which we refer to as network acceptance members) that has enabled its cards to accept funds through our processing system.

•
Our MoneyPak PIN product provides consumers the ability to add funds to accounts we issue or manage and accounts issued by any network acceptance member that has enabled its cards to accept funds through our processing system.

•
Our e-cash remittance service enables consumers to add funds to accounts we issue or manage and accounts issued by any network acceptance member that has enabled its accounts to accept funds through our processing system. Consumers can also cash-out money sent to them by a business through the use of our e-cash remittance service when Green Dot sends a unique barcode to the customer’s smartphone, which is then presented to a cashier at a participating retailer who then scans the barcode to fulfill the transfer.

•
Our Simply Paid Disbursement service that enables wages and any type of authorized funds disbursement to be sent to accounts we issue or manage and accounts issued by any network acceptance member that has enabled its cards to accept funds through our processing system.

Tax Processing
We offer several services designed for participants in the tax industry. Those services include:

•
Tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds. When a customer of a third-party tax preparation provider chooses to pay his or her tax preparation fees using our processing services, we deduct the tax preparation service fee and our processing service fee from the customer's refund and remit the remaining balance to the customer's account;

•	Small business lending to independent tax preparation providers that seek small advances to help provide working capital prior to generating income during the tax filing season;

•
GPR card offerings that are integrated into the tax preparation software that enables a tax preparation provider to offer its customers, a Green Dot Bank-issued GPR card for the purpose of receiving tax refunds more rapidly and securely than check disbursements; and

•
Fast Cash Advance, a consumer-friendly loan that enables tax refund recipients utilizing our tax processing services the opportunity to receive a portion of their expected tax refund amount in advance of receiving their actual tax refund.

Our Market Strategy
In addition to our two reportable segments, we also evaluate the performance of our products and services based on our market strategies, as follows:
Consumer Programs
We offer card programs, such as our branded card programs sold in retail and through our digital channels, to consumers through our direct marketing efforts. We market our products to a broad group of consumers, ranging from never-banked to fully-banked consumers. We focus our sales and marketing efforts on acquisition of long-term users of our products, enhancing our brands and image, building market adoption and awareness of our products, improving customer retention, and increasing card usage.
Platform Services
We partner with enterprises that use our collection of unique platform assets to design and develop their own bespoke products and services and then distribute them through their own channels of trade. Our platform service offerings include the following:
•Card programs offered by our BaaS partners;
•Card programs offered by corporate enterprises through our PayCard and Wage Disbursement channel;
•Money Processing services;
•Tax Processing services; and
•Capital and deposit taking services provided by Green Dot Bank
Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
	(In thousands, except percentages)
Total operating revenues	$240,448	$236,333	$4,115	1.7%	$859,288	$820,467	$38,821	4.7%
Total operating expenses	242,635	235,662	6,973	3.0%	736,127	705,448	30,679	4.3%
Net (loss) income	(531)	4,573	(5,104)	(111.6)%	98,204	104,431	(6,227)	(6.0)%

Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2019 increased $4.1 million, or 2%, and $38.8 million, or 5%, respectively, over the prior year comparable periods. For the three months ended September 30, 2019, the year-over-year increase was driven primarily by revenue growth in Platform Services in our Processing and Settlement Services segment, primarily as a result of year-over-year growth in the total number of cash transfers and disbursements through our Simply Paid service. This increase was partially offset by a 4% decline in revenues from our Account Services segment, primarily attributable to an overall decline of 5% in the number of active accounts. Similar to the second quarter of 2019, our Consumer Programs experienced a year-over-year decline in active accounts, offset partially by growth in our Platform Service offerings from our BaaS and PayCard and Wage Disbursement programs. The growth in our Platform Services powered year-over-year growth of 4% in the number of direct deposit active accounts, which contributed to year-over-year growth of 8% in gross dollar volume and 2% in purchase volume, and corresponding growth in interchange revenue of 4% during the three months ended September 30, 2019. Account holders enrolled in direct deposit tend to generate higher levels of gross dollar volume and purchase volume than other active accounts, and consequently have a greater impact on the amount of interchange revenue we earn.
For the nine months ended September 30, 2019, our revenue growth was primarily driven by our Processing and Settlement Services segment, as a result of year-over-year growth in the total number of cash transfers, disbursements through our Simply Paid platform and tax refunds processed. Our Account Services segment also increased revenue year-over-year by 2%, principally due to an increase in the number of direct deposit active accounts, despite experiencing a year-over-year decline in our total number of active accounts. Our Account Services revenue during the nine months ended September 30, 2019 also benefited from a strong year-over-year increase in net interest income due to higher yields on our cash and investment balances as a result of the full year impact in 2019 of the rate increases by the Federal Reserve over the course of 2018 and higher average balances thereof. In future periods we may experience declines in our net interest income due to an evolving interest rate environment. As a result of uncertainties around global economic growth and trade, the Federal Reserve recently announced a reduction in short-term interest rates, with additional reductions possible in the future. Further reductions in short-term interest rates could result in a decrease in the amount of net interest income we earn for the remainder of the year and in the near term.
The decline in our active accounts in recent periods is in part attributable to changes in our competitive environment within our Consumer Programs, particularly as new entrants market largely free bank account offerings.  While we expect these trends to continue to negatively impact our number of active accounts for the remainder of 2019, we believe the early adoption rates for our new products, our innovative product roadmap and our strong infrastructural competitive advantages make us well positioned to address these competitive pressures.
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2019 increased $7.0 million, or 3%, and $30.7 million, or 4%, respectively, over the prior year comparable periods. This increase was primarily the result of several factors, including higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products that are subject to revenue-sharing arrangements with our distributors and partners, our marketing investment in the recent launch of our Green Dot Unlimited Cash Back Bank Account ("Green Dot Unlimited") product during the three months ended September 30, 2019, and higher processing expenses as a result of increased transactional usage. These increases were offset by a decrease in compensation and benefits expenses primarily due to lower employee stock-based compensation expense as a result of the modification of certain performance-based equity awards and adjustments for the estimated payouts thereof. We also experienced an overall decrease in other general and administrative expenses principally related to a prior year expense associated with the resolution of an earn-out for our tax refund processing business, which did not recur in the current year.
In connection with our previously announced strategic plan for 2019, we announced that we allocated up to $60 million during the second half of 2019, primarily to market our new products and to advance the development and deployment of our BaaS technology platform. As a result, this investment impacted our sales and marketing expenses as a percentage of our total operating revenues during the three months ended September 30, 2019 and is expected to continue impacting our financial results for the remainder of 2019.
As previously announced, we renewed our Walmart MoneyCard agreement in October 2019. The term of the agreement begins on January 1, 2020 and expires on January 31, 2027, with an automatic renewal clause for an additional period of one year, subject to certain terms as discussed in the agreement. Revenues generated under the MoneyCard program have represented a substantial, but declining portion of our total operating revenues. Under this new agreement, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Consequently, we expect our sales and marketing expenses in 2020 to be negatively impacted by the increased commission rate.
Income taxes
Income tax expense for the three and nine months ended September 30, 2019 increased $3.1 million and $16.2 million, respectively, or 64% and 229%, respectively, from the prior year comparable periods. The increase was due to a higher effective tax rate for the three and nine months ended September 30, 2019, as compared to the same period in 2018, principally due to a $13.6 million decline in benefit from the recognition of excess tax benefits of stock-based compensation and additional expenses related to state taxes, net of federal tax benefits.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	%	2019	2018	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$9,827	$9,088	$739	8.1%	$32,823	$30,220	$2,603	8.6%
GDV from Direct Deposit Sources	$6,843	$6,571	$272	4.1%	$24,268	$22,815	$1,453	6.4%
Number of Active Accounts*	5.18	5.43	(0.25)	(4.6)%	n/a	n/a	n/a	n/a
Direct Deposit Active Accounts*	2.14	2.05	0.09	4.4%	n/a	n/a	n/a	n/a
Purchase Volume	$6,047	$5,918	$129	2.2%	$20,717	$19,713	$1,004	5.1%
Cash Transfers	11.73	10.68	1.05	9.8%	33.96	31.34	2.62	8.4%
Tax Refunds Processed	0.11	0.10	0.01	10.0%	12.02	11.64	0.38	3.3%
* Represents number of active and direct deposit active accounts as of September 30, 2019 and 2018, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products from direct deposit and non-direct deposit sources. A substantial portion of our gross dollar volume is generated from direct deposit sources. We use these metrics to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base. This metric also serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in total dollar volume of 8% and 9% during the three and nine months ended September 30, 2019, respectively, and the increases in gross dollar volume from direct deposit sources of 4% and 6% during the three and nine months ended September 30, 2019, respectively, from the comparable prior year periods were principally driven by an increase in the number of direct deposit active accounts.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This metric includes general purpose reloadable prepaid card accounts, demand deposit or checking accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. Within our active accounts, we monitor the mix of direct deposit accounts and non-direct deposit accounts. Our direct deposit active accounts, on average, have the longest tenure and generate the majority of our gross dollar volume in any period and thus, generate more revenue over their lifetime than other active accounts. Despite our year-over-year decrease in the number of active accounts, resulting principally from lower unit sales of prepaid accounts within our retail and digital consumer programs, we had an increase in direct deposit active accounts of 4% as of September 30, 2019 on a year-over-year basis, primarily driven by growth in our Platform Service offerings from our BaaS and PayCard and Wage Disbursement programs, which are comprised principally of account holders enrolled in direct deposit.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. We use this metric to analyze interchange revenue, which is a key component of our financial performance. The increases in purchase volume of 2% and 5% during the three and nine months ended September 30, 2019, respectively, from the comparable prior year periods were driven by an increase in Gross Dollar Volume, as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 10% and 8% during the three and nine months ended September 30, 2019, respectively, over the prior year comparable periods primarily due to an increase in transactions and the number of third-party account programs that utilize the Green Dot Network to accept funds through our cash processing network.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The overall increase in the number of tax refunds processed this tax season of 3% through the nine months ended September 30, 2019, was primarily driven by an increase in refunds processed through online consumer tax filing software platforms, compared to the prior year period.
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
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active accounts in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of products in our portfolio at any given point in time and upon the extent to which fees are waived based on various incentives provided to customers in an effort to encourage higher usage and retention. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of products in our portfolio at any given point in time and the extent to which cardholders use ATMs within our free network that carry no fee for cash withdrawal transactions. Our aggregate new card fee revenues vary based upon the number of GPR cards and checking accounts activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new account fees based on the product and/or the location or source where our products are purchased. The revenue we earn from each of these fees may also vary depending upon the channel in which the active accounts were acquired. For example, certain BaaS programs may not assess monthly maintenance fees and as a result, these accounts may generate lower fee revenue than other active accounts. Our aggregate other fees vary primarily based upon account sales of all types, gift card sales, purchase transactions and the number of active accounts in our portfolio.
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues, tax refund processing service revenues and Simply Paid disbursement revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues at the point in time when a customer of a third-party tax preparation company chooses to pay his or her tax preparation fee through the use of our tax refund processing services. We earn Simply Paid disbursement fees from our business partners at the point in time payment disbursements are made.
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

Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended September 30, 2019 and 2018
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Three Months Ended September 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$102,231	42.5%	$113,474	48.0%
Processing and settlement service revenues	54,620	22.7	43,043	18.2
Interchange revenues	77,080	32.1	74,060	31.3
Interest income, net	6,517	2.7	5,756	2.4
Total operating revenues	$240,448	100.0%	$236,333	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $102.2 million for the three months ended September 30, 2019, a decrease of $11.3 million, or 10.0%, from the comparable prior year period. Our card revenues and other fees decreased as a result of a decline in monthly maintenance fees and an increase in estimated cash back rewards that we record as a reduction to card revenues and other fees. The decline in monthly maintenance fees is associated with the decline in the number of active accounts in our Consumer Programs. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program, customer activity and customer redemption rates. Cash rewards have increased steadily year-over-year as our cash back programs have grown, principally from those launched in 2016 and to a lesser extent, new cash back programs launched in 2019.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $54.6 million for the three months ended September 30, 2019, an increase of $11.6 million, or 27%, from the comparable prior year period. The increase was driven primarily by year-over-year growth in transaction volume associated with cash transfers and disbursement services through our Simply Paid service.
Interchange Revenues — Interchange revenues totaled $77.1 million for the three months ended September 30, 2019, an increase of $3.0 million, or 4%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume and the related impact of interchange rates earned thereon during the three months ended September 30, 2019.
Interest Income, net — Net interest income totaled $6.5 million for the three months ended September 30, 2019, an increase of $0.7 million, or 12%, from the comparable prior year period. The increase was principally the result of higher average balances in our investment securities portfolio and customer funds on deposit. The Federal Reserve recently announced a reduction in short-term interest rates, with additional reductions possible in the future. Further reductions in short-term interest rates could result in a decrease in the amount of net interest income we earn for the remainder of the year.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$98,352	40.9%	$72,745	30.8%
Compensation and benefits expenses	46,678	19.4	57,070	24.1
Processing expenses	49,010	20.4	43,654	18.5
Other general and administrative expenses	48,595	20.2	62,193	26.3
Total operating expenses	$242,635	100.9%	$235,662	99.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $98.4 million for the three months ended September 30, 2019, an increase of $25.7 million, or 35% from the comparable prior year period. This increase was primarily driven by an increase of $17.9 million in advertising expenses in support of our recent Green Dot Unlimited product launch and $6.0 million in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $46.7 million for the three months ended September 30, 2019, a decrease of $10.4 million or 18% from the comparable prior year period. The decrease was principally due to lower stock-based compensation expense of $9.9 million as a result of the modification of certain performance-based equity awards and adjustments for the estimated payouts thereof as of September 30, 2019.
Processing Expenses — Processing expenses totaled $49.0 million for the three months ended September 30, 2019, an increase of $5.3 million or 12% from the comparable prior year period. This increase was principally the result of a higher volume of ATM and purchase transactions initiated by our account holders, as well as the growth in disbursement transactions processed by our Simply Paid platform within our Processing and Settlement Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $48.6 million for the three months ended September 30, 2019, a decrease of $13.6 million or 22%, from the comparable prior year period. Other general and administrative expenses decreased principally due to the $13.5 million expense recorded during the prior year period for the resolution of the final earn-out calculation related to the acquisition of our tax refund processing business, which did not recur for the three months ended September 30, 2019. Other general and administrative expenses were also impacted favorably by lower dispute and purchase transaction losses compared with the prior year period, offset by higher depreciation and amortization of property and equipment of $2.7 million.
Income Tax Expense
We recognized a $1.8 million income tax benefit for the three months ended September 30, 2019 compared to a $4.9 million income tax benefit for the comparable prior year period, resulting in an effective tax rate of 76.9% and 1,529.9%, respectively.
We have omitted the effective tax rate reconciliation for the three months ended September 30, 2019 and 2018, because the effective tax rate calculated for each period is not meaningful to our consolidated financial statements on a year-over-year basis. For the three months ended September 30, 2019, we generated a pre-tax loss and recognized an income tax benefit of $1.8 million, primarily due to a decrease in the Internal Revenue Code (IRC) 162(m) deduction limitation on executive compensation. For the three months ended September 30, 2018, we also generated a pre-tax loss and recognized an income tax benefit of $4.9 million, primarily due to excess tax benefits on employee stock-based compensation that vested during the period. As a result, the calculation of the effective tax rate for the three months ended September 30, 2019 and 2018 produces an effective tax rate for these periods that is not a meaningful comparison of our consolidated financial results.

Comparison of Nine-Month Periods Ended September 30, 2019 and 2018
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$353,421	41.1%	$364,317	44.4%
Processing and settlement service revenues	229,272	26.7	203,901	24.9
Interchange revenues	250,955	29.2	235,706	28.7
Interest income, net	25,640	3.0	16,543	2.0
Total operating revenues	$859,288	100.0%	$820,467	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $353.4 million for the nine months ended September 30, 2019, a decrease of $10.9 million, or 3.0%, from the comparable prior year period. This decrease was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2019 and 2018—Operating Revenues—Card Revenues and Other Fees."
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $229.3 million for the nine months ended September 30, 2019, an increase of $25.4 million, or 12%, from the comparable prior year period. This increase was primarily driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2019 and 2018—Operating Revenues—Processing and Settlement Service Revenues," as well as a higher volume of tax refunds processed during the nine months ended September 30, 2019 compared to the prior year period.
Interchange Revenues — Interchange revenues totaled $251.0 million for the nine months ended September 30, 2019, an increase of $15.3 million, or 6%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2019 and 2018—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $25.6 million for the nine months ended September 30, 2019, an increase of $9.1 million, or 55%, from the comparable prior year period. This increase was principally the result of higher interest rates earned compared to the prior year period and, to a less extent, higher average interest-bearing assets as discussed above under “Comparison of Three-Month Periods Ended September 30, 2019 and 2018—Operating Revenues—Interest Income, net."
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$284,485	33.1%	$247,191	30.1%
Compensation and benefits expenses	156,451	18.2	166,055	20.2
Processing expenses	149,864	17.4	138,442	16.9
Other general and administrative expenses	145,327	17.0	153,760	18.8
Total operating expenses	$736,127	85.7%	$705,448	86.0%

Sales and Marketing Expenses — Sales and marketing expenses totaled $284.5 million for the nine months ended September 30, 2019, an increase of $37.3 million, or 15%, from the comparable period in 2018. This increase was driven primarily by an increase of $20.9 million in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements and $14.3 million in advertising expenses in support of our recent Green Dot Unlimited product launch.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $156.5 million for the nine months ended September 30, 2019, a decrease of $9.6 million, or 6%, from the comparable prior year period. The decrease was the result of a $7.2 million decrease in employee stock-based compensation as a result of the modification of certain performance based equity awards and adjustments for the estimated payouts thereof as of September 30, 2019, as well as lower salaries and wages of $6.2 million due to a decrease in accrued bonus compensation. These decreases were partially offset by an increase of $3.3 million in third-party contractor expenses, primarily related to call center support, and other employee benefits.
Processing Expenses — Processing expenses totaled $149.9 million for the nine months ended September 30, 2019, an increase of $11.5 million, or 8%, from the comparable period in 2018. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2019 and 2018—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $145.3 million for the nine months ended September 30, 2019, a decrease of $8.5 million, or 6%, from the comparable period in 2018 primarily due to the prior period accrual of the earn-out payment discussed above under “Comparison of Three-Month Periods Ended September 30, 2019 and 2018—Operating Expenses—Other General and Administrative Expenses," and lower dispute and purchase transaction losses from the comparable prior year period. These decreases were offset by a $7.4 million increase in depreciation and amortization expense of property and equipment, higher professional expenses of $2.7 million and higher other administrative expenses.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	(0.1)
General business credits	(2.0)	(1.4)
Employee stock-based compensation	(3.7)	(16.1)
IRC 162(m) limitation	1.9	2.7
Other	0.4	0.2
Effective tax rate	19.1%	6.3%
Our income tax expense increased by $16.2 million to $23.2 million for the nine months ended September 30, 2019 from the comparable period in 2018 due to a lower benefit from the recognition of excess tax benefits of stock-based compensation and additional expenses related to state taxes, net of federal tax benefits.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Total cash provided by (used in)
Operating activities	$204,661	$214,342
Investing activities	(100,127)	(121,106)
Financing activities	(335,374)	(65,155)
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(230,840)	$28,081
For the nine months ended September 30, 2019 and 2018, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. As of September 30, 2019, our primary source of liquidity was unrestricted cash and cash equivalents totaling $0.9 billion. We also consider our $245.2 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditure and debt service requirements, as discussed below.
Cash Flows from Operating Activities
Our $204.7 million of net cash provided by operating activities during the nine months ended September 30, 2019 was primarily the result of $98.2 million of net income, adjusted for certain non-cash operating items of $89.9 million and increases in net changes in our working capital assets and liabilities of $16.6 million. Our $214.3 million of net cash provided by operating activities during the nine months ended September 30, 2018 was primarily the result of $104.4 million of net income, adjusted for certain non-cash operating items of $106.1 million and increases in net changes in our working capital assets and liabilities of $3.8 million.
Cash Flows from Investing Activities
Our $100.1 million of net cash used in investing activities during the nine months ended September 30, 2019 was primarily due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $40.5 million and the acquisition of property and equipment of $58.2 million. Our $121.1 million of net cash used in investing activities during the nine months ended September 30, 2018 was primarily due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $72.1 million and the acquisition of property and equipment of $43.4 million.
Cash Flows from Financing Activities
Our $335.4 million of net cash used in financing activities during the nine months ended September 30, 2019 was principally the result of $100 million used for stock repurchases under our stock repurchase program, our $60.0 million repayment of our note payable, and net decreases in customer deposits and obligations to customers of $133.1 million and $25.3 million, respectively. Our $65.2 million of net cash used in financing activities during the nine months ended September 30, 2018 was primarily the result of $33.2 million in tax payments made to net settle equity awards and decreases of $24.9 million in obligations to customers and $5.5 million in customer deposits, as well as $16.9 million in repayments of our notes payable. These uses of cash were offset by $19.1 million in stock option exercise proceeds received.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect these capital expenditures will exceed the amount of our capital expenditures in previous years as we reinvest a portion of the incremental cash flow we expect to generate from operations.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

We may also be required to raise additional financing to complete future acquisitions. On February 28, 2017, we completed our acquisition of all the membership interests of UniRush LLC, which included a minimum $4 million annual earn-out payment for five years following the closing. The earn-out payments will be made each year, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year, although any potential increase is not expected to be material to the overall purchase price.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provided for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). Quarterly principal payments of $5.6 million were payable on the loans under the Term Facility and all amounts then outstanding thereunder were payable at maturity on October 23, 2019.
In March 2019, we elected to make a voluntary prepayment of $60.0 million to retire our Term Facility without penalty or additional premium. The Revolving Facility remained available for use until October 2019. As a result, the balance outstanding on the Term Facility was $0 and $58.7 million at September 30, 2019 and December 31, 2018, respectively, net of deferred financing fees. There were no borrowings outstanding under our Revolving Facility at September 30, 2019.
We are subject to certain financial covenants under our Senior Credit Facility, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. Due to the timing of the impending expiration of the Senior Credit Facility, our lenders did not require any covenant compliance certification as of September 30, 2019.
2019 Revolving Facility
In October 2019, we entered into a new revolving credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The new credit agreement provides for a $100 million five-year revolving facility and matures in October 2024. At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. We remain subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement.
Stock Repurchase Program
In previous years, we have repurchased shares of our Class A Common Stock under an authorized stock repurchase program. In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019, at which point we made an up-front payment of $100 million to enter into an accelerated share repurchase agreement. In August 2019, we completed final settlement of shares purchased under this agreement, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. We have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of and for the nine months ended September 30, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
The Basel III rules, which were promulgated by the Federal Reserve and other U.S. banking regulators, provide for risk-based capital, leverage and liquidity standards. The U.S. Basel III rules contain capital standards that change the composition of capital, increase minimum capital ratios and strengthen counter-party credit risk capital requirements. The Basel III rules also include a new definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%.
As of September 30, 2019 and December 31, 2018, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2019 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$390,937	22.7%	4.0%	n/a
Common equity Tier 1 capital	$390,937	80.9%	4.5%	n/a
Tier 1 capital	$390,937	80.9%	6.0%	6.0%
Total risk-based capital	$395,482	81.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$211,721	15.1%	4.0%	5.0%
Common equity Tier 1 capital	$211,721	102.1%	4.5%	6.5%
Tier 1 capital	$211,721	102.1%	6.0%	8.0%
Total risk-based capital	$213,280	102.8%	8.0%	10.0%

	December 31, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$353,047	20.1%	4.0%	n/a
Common equity Tier 1 capital	$353,047	88.8%	4.5%	n/a
Tier 1 capital	$353,047	88.8%	6.0%	6.0%
Total risk-based capital	$357,092	89.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$172,518	11.7%	4.0%	5.0%
Common equity Tier 1 capital	$172,518	100.8%	4.5%	6.5%
Tier 1 capital	$172,518	100.8%	6.0%	8.0%
Total risk-based capital	$173,838	101.5%	8.0%	10.0%

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
As of September 30, 2019, we have repaid all debt outstanding under our $225.0 million credit agreement. Refer to Note 9 — Note Payable to the Consolidated Financial Statements included herein for additional information. Our new revolving credit agreement is expected to be at variable rates of interest and expose us to interest rate risk. Although any short-term borrowings under our revolving facility would likely be overall insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our new revolving facility is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of September 30, 2019, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
We actively monitor our interest rate exposure and our objective is to reduce, where we deem appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. In order to accomplish this objective, we may enter into derivative financial instruments, such as forward contracts and interest rate hedge contracts to the extent necessary to manage our exposure. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
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
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy, and related limits on an ongoing basis and reports regularly to the risk committee of our Board of Directors.
Our exposure to credit risk associated with our retail distributors and Simply Paid distribution partners is mitigated due to the short time period, currently an average of two days, that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor and Simply Paid distribution partner. We monitor each retail distributor’s and Simply Paid distribution partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring our retail distributor and Simply Paid distribution partner exposure and assigning credit limits, and reports regularly to the risk committee of our Board of Directors.

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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 35% and 33% for the three and nine months ended September 30, 2019, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision which provides for a one-year extension. Our contracts with our three other largest retail distributors have terms that expire at various dates between 2020 and 2027. Our contracts with Walmart and our three other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2019, interchange revenues represented 32.1% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $528.9 million as of September 30, 2019. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.

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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2019, we had assets subject to settlement risk of $193.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our future indebtedness and may otherwise adversely affect our financial condition and results of operations.
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely effect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (in thousands, except per-share amounts) during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	—	—	—	$50,000
August 1, 2019 to August 31, 2019	406	(1)	406	50,000
September 1, 2019 to September 30, 2019	—	—	—	50,000
Total	406		406	$50,000

(1)
As discussed in Note 11- Stockholder's Equity to the Consolidated Financial Statements, in May 2019, we entered into an accelerated share repurchase agreement ("ASR") with a financial institution to repurchase shares of our common stock for $100 million. We received an initial delivery of approximately 1.7 million shares based on the then current market price of our stock. The ASR settled in August 2019 and we received approximately 0.4 million in additional shares. In total, approximately 2.1 million shares were delivered under the ASR at an average repurchase price of $48.26.

After giving effect to our share repurchases through September 30, 2019, the remaining amount available under the current authorization totaled $50 million with no expiration date.
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
ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

31.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Steven W. Streit, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Mark Shifke, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________

*	Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	November 12, 2019	By:	/s/ Mark Shifke
		Name:	Mark Shifke
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)