Form 10-K
period 2019-12-31
GREEN DOT CORP
filed 2020-03-02
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.1 billion (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 52,784,584 shares of Class A common stock, par value $0.001 per share, as of January 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Green Dot Corporation is a financial technology leader and bank holding company with a mission to reinvent banking for the masses. Our company’s long-term strategy is to create a unique, sustainable and highly valuable fintech ecosystem, in part through the continued evolution of Green Dot’s innovative Banking as a Service (“BaaS”) platform, that’s intended to fuel the engine of innovation and growth for Green Dot and its business partners.
Enabled by proprietary technology, our commercial bank charter and our high-scale program management operating capability, our vertically integrated technology and banking platform is used by a growing list of America’s most prominent consumer and technology companies to design and deploy their own bespoke financial services solutions to their customers and partners, while we use that same integrated platform for our own leading collection of banking and financial services products marketed directly to consumers through what we believe to be the most broadly distributed, omni-channel branchless banking platforms in the United States.
We earn revenues primarily through fees assessed to merchants for purchase transactions initiated by our cardholders (commonly known as interchange), fees charged to cardholders for certain transactions and usage of our products, interest income earned from deposits held at Green Dot Bank (our wholly-owned subsidiary bank), fees charged to consumers for money movement services, and platform fees we earn from our partners for use of our technology platform and our program management capabilities.
As the regulated entity and issuing bank for the substantial majority of products and services we provide, whether our own or on behalf of a BaaS platform partner, we are directly accountable for all aspects of each program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, state and federal law and our various internal governance policies and procedures, in addition to deploying enterprise-class risk management practices and procedures to ensure each program’s initial and ongoing safety and soundness.
We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
Our Products and Services
Our products and services are divided among our two reportable segments: 1) Account Services and 2) Processing and Settlement Services.
Account Services
We offer several deposit account programs that can be acquired through our omni-channel “branchless" distribution platform. These products include:

•
Innovative consumer and small business checking account products that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices;

•	Network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as General Purpose Reloadable or GPR cards;

•	Network-branded gift cards (known as open-loop) that are sold at participating retail stores; and

•
Secured credit programs designed to help people establish or rehabilitate their national credit bureau score. These programs are backed by the customer's own security deposit held on deposit at Green Dot Bank or other banks in accounts held under our control and therefore, we have no risk of material loss resulting from the customer's non-payment of their obligation.

Processing and Settlement Services
We offer several products and services that all specialize in facilitating the movement of funds on behalf of consumers and businesses, referred to as Money Processing and Tax Processing services.
Money Processing
Our Money Processing products and services include:

•
Our “Reload@TheRegister” swipe reload service allows consumers to add funds at the point-of-sale at any participating retailer to accounts we issue or manage and accounts issued by any third-party bank or program manager, which we refer to as network acceptance members, that has enabled its cards to accept funds through our processing system.

•
Our MoneyPak PIN product provides consumers the ability to add funds at the point-of-sale at any participating retailer to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its cards to accept funds through our processing system.

•
Our e-cash remittance service enables consumers to add funds at the point-of-sale at any participating retailer to accounts we issue or manage and accounts issued by any third party bank or program manager that has enabled its accounts to accept funds through our processing system. Consumers can also cash-out money sent to them by a business through the use of our e-cash remittance service when Green Dot sends a unique barcode to the customer’s smartphone, which is then presented to a cashier at a participating retailer who then scans the barcode to fulfill the transfer.

We refer to the services above collectively as our cash transfer products.
We also provide our Simply Paid Disbursement service that enables wages and any type of authorized funds disbursement to be sent to accounts we issue or manage and accounts issued by any third-party bank or program manager that has enabled its cards to accept funds through our processing system.
Tax Processing
We offer several services designed for participants in the tax industry, referred to as Tax Processing services. Those services include:

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

Our Market Strategy
In addition to how we organize our two reportable segments, we also consider our product and service offerings based on our market distribution strategies, as follows:
Consumer Business
We offer our branded card programs and the Walmart MoneyCard to a broad group of consumers, ranging from never-banked to fully-banked consumers. We focus our sales and marketing efforts on acquisition of long-term users of our products, enhancing our brands and image, building market adoption and awareness of our products, improving customer retention, and increasing card usage.
Our products can be acquired through our omni-channel “branchless" distribution platform that consists of:

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
Platform Services Business
We partner with enterprises to make our banking products and services available to their consumers, partners and workforce through integration with our technology platform. Our platform service offerings include the following:

•	Card programs offered by our BaaS partners through their channels of trade (our "BaaS" account programs);

•	Card programs offered by corporate enterprises that provide payroll cards to their employees to receive wage disbursements (our "PayCard" programs);

•	Money Processing services offered to consumers through our Consumer Business, our BaaS partners and other third-party bank or program managers;

•
Tax Processing services through more than 25,000 small and large tax preparation companies and individual tax preparers, which are sometimes referred to as electronic return originators, or “EROs”, who are able to offer our products and services to their customers through the use of various tax preparation industry software packages with which our products are integrated; and

•	Capital and deposit taking services provided by Green Dot Bank.
Through Green Dot Bank, we offer issuing, settlement and capital management services principally to support those applicable products across both reporting segments. Our banking services include:

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
Our Technology Platform
Our vertically integrated technology and banking platform utilizes a combination of proprietary and third-party technologies and services to power a large ecosystem of financial service solutions through numerous distribution channels. This platform, which is used by several of America’s largest retail, consumer, technology and financial services companies, offers many products, services and bespoke capabilities, including the following:

Consumer features
Early direct deposit	Bill pay
Custom reward programs	Back-up balance
Savings	Mobile P2P services
Free ATM networks	Mobile banking
Retail cash solutions

Platform capabilities
Consumer checking accounts	Instant payment and wage disbursements
Small business checking accounts	Mobile app/UX development
Loan disbursement accounts	Product innovation
GPR cards	Card production and fulfillment
Payroll cards	Real-time data and webhooks
Network branded "open loop" gift cards	Fraud management
Money transfer services	Customer support
Tax solutions	Custom settlement procedures

Our Relationship with Walmart
Walmart is our largest retail distributor. Green Dot Corporation has been the provider of Walmart-branded GPR cards sold at Walmart since the initiation of the Walmart MoneyCard pilot program in 2006 and that product's national launch in 2007, and Green Dot Bank has been the issuer of those card accounts since early 2014. Pursuant to our agreement with Walmart, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart provides us with shelf space to display and offer the card accounts to consumers. As the issuing bank, Green Dot Bank holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. In addition to Walmart MoneyCards, we offer our Green Dot-branded cards and our GoBank checking account product at Walmart, providing consumers the choice to purchase either Green Dot-branded products or Walmart MoneyCard products. Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 34%, 36%, and 40% of our total operating revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
Seasonality
We experience seasonal fluctuations in revenue, with the first half of each year being favorably affected by large numbers of taxpayers electing to receive their tax refunds via direct deposit on our cards. Additionally, our tax refund processing services business is highly seasonal as it generates the majority of its revenue in the first quarter, and substantially all of its revenue in the first half of each calendar year. We expect our revenue in future periods to continue to fluctuate due to the seasonal factors described above.
Competition
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
We compete primarily on the basis of the following:

•	breadth of distribution;

•	speed and quality of innovation;

•	reliability of system performance and security;

•	scalability of platform services;

•	quality of service;

•	compliance and regulatory capabilities;

•	brand recognition and reputation; and

•	pricing.
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

Our patent portfolio currently consists of 12 issued patents and 6 patent applications pending. The term of the patents we hold is, on average, 20 years. We feel our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
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
Both the scope of the laws and regulations and the intensity of the supervision to which bank holding companies such as Green Dot Corporation are subject increased in response to the global financial crisis of 2008, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protect Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of tailoring and rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.
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
The Federal Reserve may require BHCs, including us, to maintain capital substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans. The Federal Reserve may also require BHCs or their subsidiaries to make other capital or liquidity commitments. For example, in addition the above generally applicable requirements, Green Dot Bank is subject to commitments that it and Green Dot Corporation have made to the Federal Reserve and the Utah DFI. These commitments require Green Dot Bank to maintain cash and/or cash equivalents in an amount equal to no less than 100 percent of insured deposits generated by Green Dot Bank related to GPR cards, a subset of its total deposits.
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
As of December 31, 2019, our and Green Dot Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that Green

Dot Corporation and Green Dot Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer, on a fully phased-in basis.
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
In February 2020, the FDIC released a notice of proposed rulemaking seeking comment on proposed revisions to its regulations relating to the brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states in the notice of proposed rulemaking that through the proposed changes, it intends to modernize its brokered deposit regulations to reflect recent technological changes and innovations. The proposed rule would create a new framework for analyzing certain provisions of the “deposit broker” definition, which will affect the classification of deposits as “brokered”. We cannot predict whether or when the proposed rule will be implemented and whether it will result in a change in the way our deposits are classified.
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
Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and on December 12, 2019, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved for publication in the Federal Register a joint Notice of Proposed Rulemaking to modernize the regulations that implement the CRA. We cannot predict whether any changes will be made to applicable CRA requirements.
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
Relationships with Third-Party Issuing Banks
While Green Dot Bank acts as our banking partner for most of our products and services, we offer some products and services through arrangements with federally- or state-chartered third-party banks. We are subject to contractual requirements with those banks and are indirectly subject to the oversight of our banking partners’ regulators with respect to the laws and regulations that apply to each such product or service. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by federal banking regulators. Regulatory guidance requires financial institutions to enhance their due diligence, ongoing monitoring and control over their third-party vendors and other ongoing third-party business relationships.
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
Data privacy and data security are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. The California Attorney General has not yet proposed or adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. Because we have a physical footprint in California, we will be required to comply with the CCPA. The full impact of the CCPA on our business is yet to be determined. In addition, laws similar to the CCPA may be adopted by other states where we do business and the federal government may also pass data privacy or data security legislation.
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

Consumer Protection Laws
The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. For example, our deposit products and operations are subject to the following federal laws, among others:

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

The CFPB has also adopted amendments to Regulation E and Regulation Z to add protections for prepaid accounts (“CFPB Prepaid Rule”). The CFPB Prepaid Rule includes requirements related to treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The CFPB Prepaid Rule became effective April 1, 2019.
Because Green Dot Bank has less than $10 billion in total consolidated assets, the Federal Reserve, and not the CFPB, is responsible for examining and supervising Green Dot Bank’s compliance with these and other federal consumer financial laws and regulations. In addition, the Dodd-Frank Act authorizes state attorneys general and state regulators to enforce consumer protection rules issued by the CFPB. State authorities have recently increased their focus on and enforcement of consumer protection rules.
Money Transmission Licensing and Regulation
Most U.S. states require licenses for persons engaged in the business of money transmission. These U.S. state licensing laws may subject money transmitters to periodic examinations and may require them and their agents to comply with federal and/or state anti-money laundering laws and regulations. We have obtained licenses to operate as a money transmitter in all U.S. jurisdictions in which such a license is required for us to conduct our business.
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
Employees
As of December 31, 2019, we had approximately 1,200 employees globally. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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

•	our ability to effectively sell our products through direct-to-consumer initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	new product offerings from our competitors;

•	costs associated with significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;

•	the amount and timing of costs related to the acquisition of complementary businesses;

•	the amount and timing of costs of any major litigation to which we are a party;

•	disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	interest rate volatility;

•	changes in our executive leadership team;

•	accounting charges related to impairment of goodwill and other intangible assets;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;

•	volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses; and

•	changes in the political or regulatory environment affecting the banking, electronic payments or tax refund processing industries.

The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 34% for the year ended December 31, 2019. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision which provides for a one-year extension. Our contracts with our three other largest retail distributors have terms that expire at various dates between 2020 and 2022, with some subject to automatic renewal provisions. Our contracts with Walmart and our three other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. In addition, a large portion of our Processing and Settlement Services revenues is dependent on tax preparation partners as the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products and services, including competing prepaid cards and tax refund processing services, for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on our retail distributors and tax preparation partners and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services; they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by operational decisions by our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several types for tax refund processing services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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
Many existing and potential competitors are entities substantially larger in size, more highly diversified in revenue and substantially more established with significantly more broadly known brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. Additionally, some of our current and potential competitors are subject to fewer regulations and restrictions than we are, and thus may be able to respond more quickly in the face of regulatory and technological changes. We are also experiencing increased price competition as a result of new entrants offering free or low-cost alternatives to our products and services. To the extent these new entrants gain market share, we expect that the purchase and use of our products and services would decline. If price competition materially intensifies, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.
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
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves the movement of large sums of money, processing of large numbers of transactions and management of the data necessary to do both. Our success in our account programs, including our BaaS programs, as well as our processing and settlement services, depends upon the efficient and error-free handling of the money that is collected, remitted or deposited in connection with the provision of our products and services. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, other business partners and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of our operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information. Illegal activities involving our products and services often include malicious social engineering schemes. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, have in the past and could in the future, result in reputational damage to us. Such damage could reduce the use and acceptance of our cards and other products and services, cause retail distributors to cease doing business with us, or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition.
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
In February 2020, the FDIC released a notice of proposed rulemaking seeking comment on proposed revisions to its regulations relating to the brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states in the notice of proposed rulemaking that through the proposed changes, it intends to modernize its brokered deposit regulations to reflect recent technological changes and innovations. The proposed rule would create a new framework for analyzing certain provisions of the “deposit broker” definition, which will affect the classification of deposits as “brokered”. We cannot predict whether or when the proposed rule will be implemented and whether it will result in a change in the way our deposits are classified.

We operate in a highly regulated environment, and failure by us, the banks that issue our cards, the businesses that participate in our reload network, the banks that assist with our tax refund processing services, and our tax preparation partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
We operate in a highly regulated environment, and failure by us, the banks that issue our cards or the businesses that participate in our reload network or other business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we are subject to the anti-money laundering reporting and recordkeeping requirements of the Bank Secrecy Act (“BSA”), as amended by the PATRIOT Act. In addition, legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to increase, along with enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations.
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
If additional regulatory requirements were imposed on the sale of our products and services and our bank, the requirements could lead to a loss of retail distributors, tax preparation partners or other business partners, which, in turn, could materially and adversely impact our operations. Moreover, if our products are adversely impacted by the interpretation or enforcement of these regulations or if we or any of our retail distributors or tax preparation partners were unwilling or unable to make any such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our products and services through that noncompliant retail distributor or tax preparation partner, which could have a material adverse effect on our business, financial position and results of operations.
From time to time, federal and state legislators and regulatory authorities, including state attorney generals, increase their focus on the banking, consumer financial services and tax preparation industries and may propose and adopt new legislation that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies.
If new regulations or laws result in changes in the way we are regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Furthermore, limitations placed on the fees we charge or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2019, interchange revenues represented 29.8% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We may be unable to adequately protect our brand and our intellectual property rights related to our products and services or third parties may allege that we are infringing their intellectual property rights.
The Green Dot, GoBank, MoneyPak, TPG and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 12 issued patents and 6 patent applications pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $521.0 million as of December 31, 2019. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2019, we had assets subject to settlement risk of $239.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We have experienced transitions among our executive officers, including the departures of our founder, President and Chief Executive Officer, Steven W. Streit, as well as our Chief Revenue Officer and Chief Financial Officer since December 31, 2019. We are currently searching for a permanent Chief Executive Officer and Chief Financial Officer. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed. If we fail to manage any future transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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
We have significantly expanded our software development operations in Shanghai, China and we expect to continue to increase headcount and infrastructure as we scale our operations in this region. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, natural disasters, outbreaks of pandemic disease, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services, which could materially and adversely affect our business. In December 2019, a novel strain of the coronavirus was first identified in Wuhan, China and has resulted in an outbreak of respiratory illness. While our operations in China are not based in Wuhan, it is possible that the spread of the coronavirus in China could adversely impact our business by, among other things, resulting in temporary closures of our facilities. At this point, the extent to which the coronavirus may impact our business is uncertain.
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
We and some of the third-party service providers on which we depend for various support functions, such as customer service and card processing, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, outbreaks of pandemic disease, such as the coronavirus, and similar unforeseen events beyond our control. Our principal offices, for example, are situated in southern California near known earthquake fault zones. If any catastrophic event were to occur, our ability to operate our business could be seriously impaired. In addition, we might not have adequate insurance to cover our losses resulting from catastrophic events or other significant business interruptions. Any significant losses that are not recoverable under our insurance policies, as well as the damage to, or interruption of, our infrastructure and processes, could seriously impair our business and financial condition.
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
Under our $100 million five-year revolving facility, we are subject to various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries’ business, taken as a whole, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.
Under the agreement, we have agreed to maintain compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio of 2.50 and 1.25, respectively, at the end of any fiscal quarter.

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
Our business could be negatively affected by actions of stockholders.
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
These and other provisions in our certificate of incorporation and bylaws, as well as provisions under Delaware law, could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our Class A common stock, and result in the trading price of our Class A common stock being lower than it otherwise would be.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our headquarters is located in Pasadena, California where we lease approximately 140,000 square feet. We own the real property where our subsidiary bank's only office is located in Provo, Utah. Through our wholly owned subsidiaries, we lease office facilities in San Diego, California; San Ramon, California; Cincinnati, Ohio; Sandy, Utah; and Shanghai, China. We also lease additional technology development and sale and support offices in Tampa, Florida; Rogers, Arkansas; Kingston, New Jersey; West Chester, Pennsylvania and Manila, Philippines. We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.
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
Holders of Record
As of January 31, 2020, we had 64 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In thousands)
October 1, 2019 to October 31, 2019	—	—	—	$50,000
November 1, 2019 to November 30, 2019	—	—	—	50,000
December 1, 2019 to December 31, 2019	—	—	—	50,000
Total	—		—	$50,000
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019, at which point we made an up-front payment of $100 million to enter into an accelerated share repurchase agreement. In August 2019, we completed final settlement of shares purchased under this agreement, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. We have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases. There was no repurchase activity during the three months ended December 31, 2019.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2014 and ending on the close of trading on the NYSE on December 31, 2019. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

Total Return to Shareholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/14	2015	2016	2017	2018	2019
Green Dot Corporation	$100	$80	$115	$294	$388	$114
Russell 2000	$100	$96	$116	$133	$118	$148
S&P Smallcap 600	$100	$98	$124	$140	$129	$158
S&P Financials	$100	$98	$121	$148	$129	$170

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
We derived the statements of operations data for the years ended December 31, 2019, 2018, and 2017, respectively, and the balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included in Item 8 of this report. We derived the statements of operations data for the years ended December 31, 2016 and 2015, and balance sheet data as of December 31, 2017, 2016 and 2015, from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of our results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Operating revenues:
Card revenues and other fees	$459,357	$482,881	$414,775	$337,821	$318,083
Processing and settlement service revenues	287,064	247,958	217,454	184,342	182,614
Interchange revenues	330,233	310,919	257,922	196,611	196,523
Interest income, net	31,941	23,817	10,972	7,280	4,678
Stock-based retailer incentive compensation(1)	—	—	—	—	(2,520)
Total operating revenues	1,108,595	1,065,575	901,123	726,054	699,378
Operating expenses:
Sales and marketing expenses	386,840	326,333	280,561	249,096	230,441
Compensation and benefits expenses(2)	198,412	221,627	194,654	159,456	168,226
Processing expenses	200,674	181,160	161,011	107,556	102,144
Other general and administrative expenses	199,751	206,040	155,601	139,350	134,560
Total operating expenses	985,677	935,160	791,827	655,458	635,371
Operating income	122,918	130,415	109,296	70,596	64,007
Interest expense, net	1,837	6,598	5,838	9,035	5,885
Income before income taxes	121,081	123,817	103,458	61,561	58,122
Income tax expense	21,184	5,114	17,571	19,961	19,707
Net income	99,897	118,703	85,887	41,600	38,415
Income attributable to preferred stock	—	—	—	(802)	(1,102)
Net income allocated to common stockholders	$99,897	$118,703	$85,887	$40,798	$37,313
Basic earnings per common share:
Class A common stock	$1.91	$2.27	$1.70	$0.82	$0.73
Basic weighted-average common shares issued and outstanding:
Class A common stock	52,195	52,222	50,482	49,535	51,332
Diluted earnings per common share:
Class A common stock	$1.88	$2.18	$1.61	$0.80	$0.72
Diluted weighted-average common shares issued and outstanding:
Class A common stock	53,138	54,481	53,198	50,797	51,875

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash(3)	$1,066,154	$1,095,218	$1,010,095	$744,761	$777,922
Investment securities, available-for-sale	277,439	201,183	153,509	208,426	181,539
Settlement assets(4)	239,222	153,992	209,399	137,083	69,165
Loans to bank customers	21,417	21,363	18,570	6,059	6,279
Total assets	2,460,590	2,287,118	2,197,531	1,740,344	1,691,448
Deposits	1,175,341	1,005,485	1,022,180	737,414	652,145
Obligations to customers(4)	69,377	58,370	95,354	46,043	61,300
Settlement obligations(4)	13,251	5,788	6,956	4,877	5,074
Short-term debt	35,000	58,705	20,906	20,966	20,966
Long-term debt	—	—	58,705	79,720	100,686
Total liabilities	1,533,234	1,377,306	1,432,981	1,056,611	1,028,126
Total stockholders' equity	927,356	909,812	764,550	683,733	663,322
___________

(1)
Represents the recorded fair value of the shares for which our right to repurchase lapsed during the specified period pursuant to the terms of the agreement under which we issued 2,208,552 shares of our Class A common stock to Walmart. Our right to repurchase these shares fully lapsed in May 2015.

(2)
Includes stock-based compensation expense of $29.6 million, $50.1 million, $40.7 million, $28.3 million, and $27.0 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(3)	Includes $2.7 million, $0.5 million, $90.9 million, $12.1 million, and $5.8 million of restricted cash as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

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
Overview
Green Dot Corporation is a financial technology leader and bank holding company with a mission to reinvent banking for the masses. Our company’s long-term strategy is to create a unique, sustainable and highly valuable fintech ecosystem, in part through the continued evolution of Green Dot’s innovative Banking as a Service (“BaaS”) platform, that’s intended to fuel the engine of innovation and growth for Green Dot and its business partners.
Enabled by proprietary technology, our commercial bank charter and our high-scale program management operating capability, our vertically integrated technology and banking platform is used by a growing list of America’s most prominent consumer and technology companies to design and deploy their own bespoke financial services solutions to their customers and partners, while we use that same integrated platform for our own leading collection of banking and financial services products marketed directly to consumers through what we believe to be the most broadly distributed, omni-channel branchless banking platforms in the United States.
Our products and services are divided among our two reportable segments: 1) Account Services and 2) Processing and Settlement Services. We also consider our product and service offerings based on our market distribution strategies, which we refer to as our Consumer Business and Platform Services Business. Refer to "Part 1, Item 1. Business" for more detailed information.
Financial Results and Trends
Our results of operations for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018	Change	%
	(In thousands, except percentages)
Total operating revenues	$1,108,595	$1,065,575	$43,020	4.0%
Total operating expenses	985,677	935,160	50,517	5.4%
Net income	99,897	118,703	(18,806)	(15.8)%

Total operating revenues
Our total operating revenues for the year ended December 31, 2019 increased $43.0 million, or 4.0% over the prior year comparable period. The year-over-year increase was driven by revenue growth in certain Platform Services within our Processing and Settlement Services segment, principally from growth in the total number of cash transfers, disbursements through our Simply Paid platform and tax refunds processed.
This increase was partially offset by a slight decrease in revenues from our Account Services segment, primarily attributable to an overall decline of 5.6% in our number of total active accounts. Within Account Services, our Consumer business experienced a year-over-year decline in active accounts, partially offset by growth in the number of active accounts from our BaaS and PayCard programs under our Platform Services category. This growth of active accounts from our Platform Services powered year-over-year growth of 4.9% in the number of direct deposit active accounts, which contributed to year-over-year growth of 8.6% in gross dollar volume and 3.9% in purchase volume, and corresponding growth in interchange revenue of 6.2% during the year ended December 31, 2019. Accounts enrolled in direct deposit tend to generate higher levels of gross dollar volume and purchase volume than other active accounts, and consequently have a greater impact on the amount of interchange revenue we earn.
Our Account Services revenue during the year ended December 31, 2019 also benefited from a strong year-over-year increase in net interest income due to higher yields on our cash and investment balances as a result of the full year impact in 2019 of the rate increases by the Federal Reserve over the course of 2018 and higher average balances thereof. In future periods we may experience declines in our net interest income due to an evolving interest rate environment. As a result of uncertainties around global economic growth and trade, the Federal Reserve recently announced a reduction in short-term interest rates, with additional reductions possible in the future. Further reductions in short-term interest rates could result in a decrease in the amount of net interest income we earn for the remainder of the year and in the near term.
The decline in our active accounts in recent periods is in part attributable to changes in our competitive environment within our Consumer business, particularly as new entrants market largely free bank account offerings.  While we expect these trends to continue to negatively impact our number of active accounts in the short term, we believe the early adoption rates for our new products, our innovative product roadmap and our strong infrastructural competitive advantages make us well positioned to address these competitive pressures.
Total operating expenses
Our total operating expenses for the year ended December 31, 2019 increased $50.5 million, or 5.4% over the prior year comparable period. This increase was primarily the result of several factors, including higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products that are subject to revenue-sharing arrangements with our distributors and partners, our marketing investment in the recent launch of our Green Dot Unlimited Cash Back Bank Account ("Green Dot Unlimited"), and higher processing expenses as a result of increased transactional usage. These increases were offset by a decrease in compensation and benefits expenses primarily due to lower employee stock-based compensation expense as a result of the modification of certain performance-based equity awards and adjustments for the estimated payouts thereof. We also experienced an overall decrease in other general and administrative expenses principally related to a prior year expense associated with the resolution of an earn-out for our tax refund processing business, which did not recur in the current year.
As previously announced we renewed our Walmart MoneyCard agreement in October 2019. The term of the agreement began on January 1, 2020 and expires on January 31, 2027, with an automatic renewal clause for an additional period of one year, subject to certain terms as discussed in the agreement. Revenues generated under the MoneyCard program have represented a substantial, but declining portion of our total operating revenues. Under this new agreement, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Consequently, we expect our sales and marketing expenses in 2020 to be negatively impacted by the increased commission rate.
Income taxes
Income tax expense for the year ended December 31, 2019 increased $16.1 million from the prior year comparable period. The increase was principally due to a $18.5 million decline in benefit from the recognition of excess tax benefits of stock-based compensation and additional expenses related to state taxes, net of federal benefits.

Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our revenues:

	Year Ended December 31,				Year Ended December 31,
	2019	2018	Change	%	2018	2017	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$43,459	$40,029	$3,430	8.6%	$40,029	$31,104	$8,925	28.7%
GDV from Direct Deposit Sources	$31,380	$29,755	$1,625	5.5%	$29,755	$22,934	$6,821	29.7%
Number of Active Accounts*	5.04	5.34	(0.3)	(5.6)%	5.34	5.30	0.04	0.8%
Direct Deposit Active Accounts*	2.14	2.04	0.1	4.9%	2.04	1.85	0.19	10.3%
Purchase Volume	$27,004	$25,989	$1,015	3.9%	$25,989	$21,634	$4,355	20.1%
Cash Transfers	46.04	42.25	3.79	9.0%	42.25	38.60	3.65	9.5%
Tax Refunds Processed	12.09	11.71	0.38	3.2%	11.71	11.17	0.54	4.8%
* Represents number of active and direct deposit active accounts as of December 31, 2019, 2018, and 2017 respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products from direct deposit and non-direct deposit sources. A substantial portion of our gross dollar volume is generated from direct deposit sources. We use both aggregate gross dollar volume and gross dollar volume from direct deposit sources to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base. These metrics also serve as leading indicators of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in gross dollar volume in the aggregate and from direct deposit sources during the year ended December 31, 2019 from the comparable prior year period were principally driven by the increase in the number of direct deposit active accounts over the same period.
Number of Active Accounts — represents accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. Any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits (including without limitation general purpose reloadable prepaid card accounts, demand deposit or checking accounts, and credit cards) qualifies as an account for purposes of this metric. We use both aggregate active accounts and direct deposit active accounts to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. In particular, we monitor the mix of direct deposit accounts and non-direct deposit accounts. Our direct deposit active accounts, on average, have the longest tenure and generate the majority of our gross dollar volume in any period and thus, generate more revenue over their lifetime than other active accounts. Despite our year-over-year decrease in the number of active accounts, resulting principally from lower unit sales of prepaid accounts within our retail and digital Consumer business, we had an increase in direct deposit active accounts of 4.9% as of December 31, 2019 on a year-over-year basis, primarily driven by growth in the number of active accounts from our BaaS and PayCard programs within our Platform Services category, which tend to enroll in direct deposit at a higher rate as compared to accounts generated under other programs.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. We use this metric to analyze interchange revenue, which is a key component of our results of operations. The increase in purchase volume of 3.9% during the year ended December 31, 2019, from the comparable prior year period was driven by an increase in Gross Dollar Volume, as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 9.0% during the year ended December 31, 2019 over the comparable prior year period primarily due to the number of third-party account programs that utilize the Green Dot Network to accept funds through our cash processing network.

Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of consumer engagement and usage of its products and services. The increase in the number of tax refunds processed of 3.2% for the year ended December 31, 2019 from the comparable prior year period was primarily driven by increased volumes from certain online consumer tax filing software platforms.
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR cards, checking accounts and certain cash transfer products, such as MoneyPak, pursuant to the terms and conditions in our customer agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees, if applicable, when a consumer purchases a GPR card, gift card, or a checking account product. Other revenues consist primarily of revenue associated with our gift card program, annual fees associated with our secured credit card portfolio, transaction-based fees, fees associated with optional products or services, and cash-back rewards we offer to cardholders. Our cash-back rewards are recorded as a reduction to card revenues and other fees. Also included in card revenues and other fees are program management fees earned from our BaaS partners for programs we manage on their behalf.
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
Interest Income, net — Net interest income represents the difference between the interest income earned on our interest-earning assets and the interest expense on our interest-bearing liabilities held at Green Dot Bank. Interest-earning assets include customer deposits, loans, and investment securities. Our interest-bearing liabilities held at Green Dot Bank include interest-bearing deposits. Our net interest income and our net interest margin fluctuate based on changes in the federal funds interest rates and changes in the amount and composition of our interest-bearing assets and liabilities.

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
Transaction prices related to our account services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cardholder incentives, cash-back rewards, monthly fee concessions and reserves on accounts that may become overdrawn. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
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
Based on our recent adoption of Accounting Standards Update No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, we measure the fair value of equity instruments issued to non-employees based on the grant-date fair value, and recognize the related expense in the same periods that the goods or services are received.
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
We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days since the account last had repayment activity. We then calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent over time. When more than 90 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts. Our actual recovery rates and related estimates thereof may change in the future in response to factors such as customer behavior, product pricing and features that impact the frequency and velocity of reloads and other deposits to such accounts.
We include our provision for uncollectible overdrawn accounts related to maintenance fees and purchase transactions as an offset to card revenues and other fees and in other general and administrative expenses, respectively, in our consolidated statements of operations.
Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends. We test for impairment of goodwill by assessing various qualitative factors with respect to developments in our business and the overall economy and calculating the fair value of a reporting unit using the discounted cash flow method, as necessary. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the reporting unit and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. We completed our annual goodwill impairment test as of September 30, 2019. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment.
Intangible and other long lived-assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. No impairment charges were recognized related to our intangible assets for the years ended December 31, 2019 and 2018.

Results of Operations
Pursuant to instruction 1 of the instructions to paragraph 303(a) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2018 to fiscal year ended December 31, 2017 has been omitted. Such omitted discussion can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019.
Comparison of Consolidated Results for the Years Ended December 31, 2019 and 2018
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Year Ended December 31,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$459,357	41.4%	$482,881	45.3%
Processing and settlement service revenues	287,064	25.9	247,958	23.3
Interchange revenues	330,233	29.8	310,919	29.2
Interest income, net	31,941	2.9	23,817	2.2
Total operating revenues	$1,108,595	100.0%	$1,065,575	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $459.4 million for the year ended December 31, 2019, a decrease of $23.5 million, or 5%, from the comparable prior year period. Our card revenues and other fees decreased primarily as a result of a decline in monthly maintenance fees and an increase in estimated cash back rewards that we record as a reduction to card revenues and other fees. The decline in monthly maintenance fees is associated with the decline in the number of active accounts in our Consumer business. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program, customer activity and customer redemption rates. Cash rewards have increased steadily year-over-year as our cash-back programs have grown, principally from those launched in 2016 and to a lesser extent, new cash-back programs launched in 2019. These decreases were partially offset by program management fees earned from our BaaS partners.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $287.1 million for the year ended December 31, 2019, an increase of $39.1 million, or 16%, from the comparable prior year period. The increase was driven primarily by year-over-year growth in transaction volume associated with cash transfers and disbursement services through our Simply Paid disbursement service.
Interchange Revenues — Interchange revenues totaled $330.2 million for the year ended December 31, 2019, an increase of $19.3 million, or 6%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume during the year ended December 31, 2019.
Interest Income, net — Net interest income totaled $31.9 million for the year ended December 31, 2019, an increase of $8.1 million, or 34%, from the comparable prior year period. The increase was principally the result of higher interest rates earned compared to the prior year period, and to a lesser extent, higher average balances in our investment securities portfolio and customer funds on deposit.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2019		2018
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$386,840	34.9%	$326,333	30.6%
Compensation and benefits expenses	198,412	17.9	221,627	20.8
Processing expenses	200,674	18.1	181,160	17.0
Other general and administrative expenses	199,751	18.0	206,040	19.4
Total operating expenses	$985,677	88.9%	$935,160	87.8%
Sales and Marketing Expenses — Sales and marketing expenses totaled $386.8 million for the year ended December 31, 2019, an increase of $60.5 million, or 19% compared to the year ended December 31, 2018. This increase was primarily driven by an increase in advertising expenses in support of our recent Green Dot Unlimited product launch and in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements. Under our new agreement with Walmart, the sales commission rate we pay for the MoneyCard program increased from the prior agreement. We expect our sales and marketing expenses in 2020 to be negatively impacted by the increased commission rate.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $198.4 million for the year ended December 31, 2019, a decrease of $23.2 million, or 10%, compared to the year ended December 31, 2018. The decrease was primarily the result of a $20.5 million decrease in employee stock-based compensation as a result of the modification of certain performance based equity awards and adjustments for the estimated payouts thereof as of December 31, 2019, as well as lower salaries and wages of $7.7 million due to a decrease in accrued bonus compensation. These decreases were partially offset by an increase of $3.2 million in third-party contractor expenses, primarily related to call center support.
Processing Expenses — Processing expenses totaled $200.7 million for the year ended December 31, 2019, an increase of $19.5 million, or 11%, compared to the year ended December 31, 2018. This increase was principally the result of higher volume of ATM and purchase transactions initiated by our account holders and higher merchant acquiring costs associated with peer-to-peer payment activity on our mobile-only accounts by our account holders within our Account Services segment. The year-over-year increase was also attributable to the growth in disbursement transactions processed by our Simply Paid platform within our Processing and Settlement Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $199.8 million for the year ended December 31, 2019, a decrease of $6.2 million, or 3%, from the comparable prior year period. Other general and administrative expenses decreased principally due to the $13.5 million expense recorded during the prior year period for the resolution of the final earn-out calculation related to the acquisition of our tax refund processing business, which did not recur for the year ended December 31, 2019. Other general and administrative expenses were also impacted favorably by lower dispute and purchase transaction losses compared with the prior year period, offset by higher depreciation and amortization of property and equipment of $10.1 million, higher professional expenses of $4.1 million and higher other administrative expenses.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.1	(0.5)
General business credits	(2.1)	(2.2)
Employee stock-based compensation	(2.2)	(17.1)
Tax Cuts and Jobs Act remeasurement	—	0.2
IRC 162(m) limitation	0.1	2.2
Other	0.6	0.5
Effective tax rate	17.5%	4.1%

Our income tax expense amounted to $21.2 million for the year ended December 31, 2019, an increase of $16.1 million from the prior year period due to an increase in our effective tax rate from 4.1% to 17.5%. This increase is primarily due to the decrease in benefit on the recognition of excess tax benefits from stock-based compensation expense and additional expenses related to state taxes, net of federal benefits.
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
As of December 31, 2019 and 2018, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2019 which management believes would have changed our category as "well capitalized."
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

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at December 31, 2019 and 2018, were as follows:

	December 31, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$400,445	22.2%	4.0%	n/a
Common equity Tier 1 capital	$400,445	70.5%	4.5%	n/a
Tier 1 capital	$400,445	70.5%	6.0%	6.0%
Total risk-based capital	$404,469	71.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$204,141	13.9%	4.0%	5.0%
Common equity Tier 1 capital	$204,141	82.8%	4.5%	6.5%
Tier 1 capital	$204,141	82.8%	6.0%	8.0%
Total risk-based capital	$205,548	83.4%	8.0%	10.0%

	December 31, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$353,047	20.1%	4.0%	n/a
Common equity Tier 1 capital	$353,047	88.8%	4.5%	n/a
Tier 1 capital	$353,047	88.8%	6.0%	6.0%
Total risk-based capital	$357,092	89.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$172,518	11.7%	4.0%	5.0%
Common equity Tier 1 capital	$172,518	100.8%	4.5%	6.5%
Tier 1 capital	$172,518	100.8%	6.0%	8.0%
Total risk-based capital	$173,838	101.5%	8.0%	10.0%

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2019	2018
	(In thousands)
Total cash provided by (used in)
Operating activities	$189,914	$251,051
Investing activities	(153,853)	(114,967)
Financing activities	(65,125)	(50,961)
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(29,064)	$85,123
During the years ended December 31, 2019 and 2018 we financed our operations primarily through our cash flows provided by operating activities. From time to time, we may also finance short term working capital activities through our borrowings under our credit facility. At December 31, 2019, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.1 billion. We also consider our $277.4 million of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our credit facility will be sufficient to meet our working capital, capital expenditure, equity method investee capital commitment, and debt service requirements and any other capital needs for at least the next 12 months.
Cash Flows from Operating Activities
Our $189.9 million of net cash provided by operating activities in the year ended December 31, 2019 principally resulted from $99.9 million of net income, adjusted for certain non-cash operating expenses of $118.5 million, and a decrease in working capital assets and liabilities of $28.5 million, driven principally by changes in accounts receivables and prepaid and other assets. Our $251.1 million of net cash provided by operating activities in the year ended December 31, 2018 principally resulted from $118.7 million of net income, adjusted for certain non-cash operating expenses of $128.1 million, and an increase in net changes in working capital assets and liabilities of $4.3 million, driven principally by the timing of payments of our accounts payable and accrued liabilities and the settlement of outstanding accounts receivables.
Cash Flows from Investing Activities
Our $153.9 million of net cash used in investing activities in the year ended December 31, 2019 primarily reflects payments for acquisition of property and equipment of $78.2 million and purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $73.2 million. Our $115.0 million of net cash used in investing activities in the year ended December 31, 2018 primarily reflects payments for acquisition of property and equipment of $61.0 million and purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $48.1 million.
Cash Flows from Financing Activities
Our $65.1 million of net cash used in financing activities for the year ended December 31, 2019 was principally the result of $100.0 million used for stock repurchases under our stock repurchase program, $60.0 million in repayments of our note payable, a net decrease in obligations to customers of $66.8 million and $21.3 million in taxes paid from net settled equity awards, offset by a net increase in customer deposits of $146.1 million and borrowings on our revolving credit facility of $35.0 million. Our $51.0 million of net cash used in financing activities for the year ended December 31, 2018 was primarily the result of $46.0 million in taxes paid from net settled equity awards and $22.5 million in repayments of our note payable, offset by $21.9 million from stock option exercise and employee stock purchase plan proceeds.
Commitments
We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. We expect these capital expenditures will be similar to the amount of our capital expenditures in 2019 as we reinvest a portion of the incremental cash flow generated from operations.
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
Senior Credit Facility
In October 2014, we entered into a $225 million credit agreement with Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, and other lenders party thereto. The agreement provided for (i) a $75 million five-year revolving facility (the “Revolving Facility”) and (ii) a five-year $150 million term loan facility (the “Term Facility” and, together with the Revolving Facility, the “Senior Credit Facility”). At our election, loans made under the credit agreement carried interest at (1) a LIBOR rate or (2) a base rate as defined in the agreement, plus an applicable margin. Quarterly principal payments of $5.6 million were payable on the loans under the Term Facility. In March 2019, we elected to make a voluntary prepayment of $60.0 million to retire our Term Facility without penalty or additional premium. The Revolving Facility remained available for use until October 2019, at which point we entered into a new revolving facility.
The Senior Credit Facility subjected us to certain financial covenants, which included maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement, as amended. We were in compliance with all such covenants for the duration of the agreement.
2019 Revolving Facility
In October 2019, we entered into a new revolving credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The new credit agreement provides for a $100 million five-year revolving facility and matures in October 2024. Borrowings available under the 2019 Revolving Facility as of December 31, 2019 amounted to $65.0 million. At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans (3.05% as of December 31, 2019). We remain subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. As of December 31, 2019, we were in compliance with all such covenants.
Share Repurchase Program
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
Contractual Obligations
Our contractual commitments will have an impact on our future liquidity. The following table summarizes our contractual obligations, including both on and off-balance sheet transactions that represent material expected or contractually committed future obligations, at December 31, 2019. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Debt obligations	$35,000	$35,000	$—	$—	$—
Operating lease obligations	36,977	9,846	21,935	5,196	—
Purchase obligations(1)	32,566	17,008	14,733	825	—
Total	$104,543	$61,854	$36,668	$6,021	$—
___________

(1)	Primarily future minimum payments under agreements with vendors and our retail distributors. See Note 20 — Commitments and Contingencies of the Notes to our Consolidated Financial Statements.
In addition to the above contractual obligations, our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022.
Off-Balance Sheet Arrangements
During the years ended December 31, 2019 and 2018 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC, with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. See Note 25- Subsequent Events of the Notes to our Consolidated Financial Statements for additional information.

Statistical Disclosure by Bank Holding Companies
As discussed in Part I, Item 1. Business, we became a bank holding company in December 2011. This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2019 and 2018 and average balance data for the period ended December 31, 2017:

	Year ended December 31,						Period ended December 31,
	2019			2018			2017
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$23,656	$2,050	8.7%	$21,742	$1,847	8.5%	$11,835
Taxable investment securities	229,575	6,722	2.9	208,359	3,958	1.9	153,276
Non-taxable investment securities	399	10	2.5	423	15	3.5	296
Federal reserve stock	5,377	273	5.1	3,722	199	5.3	3,512
Fee advances	6,301	1,296	20.6	7,641	931	12.2	689
Cash	1,124,979	24,616	2.2	992,138	18,940	1.9	590,203
Total interest-bearing assets	1,390,287	34,967	2.5%	1,234,025	25,890	2.1%	759,811
Non-interest bearing assets	255,997			236,254			147,530
Total assets	$1,646,284			$1,470,279			$907,341

Liabilities
Interest-bearing liabilities
Checking accounts	$80,642	$1,750	2.2%	$75,674	$1,346	1.8%	$21,645
Savings deposits	23,598	242	1.0	15,244	112	0.7	9,983
Time deposits, denominations greater than or equal to $100	2,234	31	1.4	4,172	32	0.8	4,946
Time deposits, denominations less than $100	2,105	9	0.4	1,297	9	0.7	1,489
Total interest-bearing liabilities	108,579	2,032	1.9%	96,387	1,499	1.6%	38,063
Non-interest bearing liabilities	1,225,023			1,214,396			760,922
Total liabilities	1,333,602			1,310,783			798,985
Total stockholders' equity	312,682			159,496			108,356
Total liabilities and stockholders' equity	$1,646,284			$1,470,279			$907,341

Net interest income/yield on earning assets		$32,935	0.6%		$24,391	0.5%
___________

(1)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

The following table presents the rate/volume variance in interest income and expense for the year ended December 31, 2019:

	December 31, 2019
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Loans	$203	$37	$166
Taxable investment securities	2,764	2,143	621
Non-taxable investment securities	(5)	(4)	(1)
Federal reserve stock	74	(10)	84
Fee advances	365	640	(275)
Cash	5,676	2,769	2,907
	$9,077	$5,575	$3,502

Checking accounts	$404	$295	$109
Savings deposits	130	44	86
Time deposits, denominations greater than or equal to $100	(1)	26	(27)
Time deposits, denominations less than $100	—	(3)	3
	$533	$362	$171
___________

(1)	The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2019, 2018 and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds	$10,000	$10,012	$—	$—	$1,000	$999
Negotiable certificate of deposit	—	—	15,000	15,000	—	—
Agency bond securities	19,980	20,000	19,723	19,693	—	—
Agency mortgage-backed securities	208,821	211,033	87,156	86,813	121,036	120,034
Municipal bonds	4,342	4,342	507	483	742	739
Asset-backed securities	31,814	32,052	79,274	79,194	20,952	20,861
Total fixed-income securities	$274,957	$277,439	$201,660	$201,183	$143,730	$142,633
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2019:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(In thousands, except percentages)
Corporate bonds	$—	$10,000	$—	$—	$10,000
Agency bond securities	10,000	—	9,980	—	19,980
Agency mortgage-backed securities	—	—	5,716	203,105	208,821
Municipal bonds	—	—	—	4,342	4,342
Asset-backed securities	—	21,904	9,910	—	31,814
Total fixed-income securities	$10,000	$31,904	$25,606	$207,447	$274,957
Weighted-average yield	2.36%	2.96%	2.65%	2.75%	2.75%

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2019, 2018, and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$80,642	2.2%	$75,674	1.8%	$21,645	0.1%
Savings deposits	23,598	1.0	15,244	0.7	9,983	0.2
Time deposits, denominations greater than or equal to $100	2,234	1.4	4,172	0.8	4,946	0.7
Time deposits, denominations less than $100	2,105	0.4	1,297	0.7	1,489	0.6
Total interest-bearing deposit accounts	108,579	1.9%	96,387	1.6%	38,063	0.2%
Non-interest bearing deposit accounts	839,657		943,464		527,202
Total deposits	$948,236		$1,039,851		$565,265
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2019:

December 31, 2019
(In thousands)
Less than 3 months	$1,279
3 through 6 months	489
6 through 12 months	210
Greater than 12 months	1,876
$3,854
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the years ended December 31, 2019, 2018, and 2017:

	December 31, 2019	December 31, 2018	December 31, 2017
Net return on assets	3.4%	2.3%	1.7%
Net return on equity	17.7	21.0	14.0
Equity to assets ratio	19.0	10.9	11.9
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
Interest rates
While operating net interest income has become a more meaningful component to our consolidated operating results, we do not consider our cash and cash equivalents or our investment securities to be subject to material interest rate risk due to their short duration. However, the Federal Open Market Committee (FOMC) decreased the federal funds target rate multiple times in 2019 to end the year, with additional reductions possible in the future. Further reductions in short-term interest rates could result in a decrease in the amount of net interest income we earn.
As of December 31, 2019, we had $35.0 million outstanding under our $100.0 million line of credit agreement. Refer to Note 10 — Debt to the Consolidated Financial Statements included herein for additional information. Our revolving credit facility is, and is expected to be, at variable rates of interest and expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2019, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
We manage the credit and liquidity risk associated with our cash and cash equivalents, available-for-sale investment securities, loans and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the risk committee of our Board of Directors.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on Internal Control over Financial Reporting
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Green Dot Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
As discussed in Note 2 and Note 3 of the consolidated financial statements, the Company recorded card revenues and other fees of $459.4 million, interchange revenues of $330.2 million, and processing and settlement services revenues of $287.1 million in operating revenues for the year ended December 31, 2019. Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, and other card revenues, which include revenue associated with the Company’s gift card program. Processing and settlement services revenues include cash transfer revenues, Simply Paid disbursement revenues and tax refund processing service revenues. The Company’s revenue recognition differs between each of these discrete revenue streams. The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

Auditing card revenues and other fees, interchange revenues, and cash transfer revenues was complex due to the high aggregate dollar value and large volume of revenue-generating transactions, the number of contracts involved with each revenue stream, the number of systems and processes involved in the processing of such transactions, including third-party service organizations, and the judgment required by management in estimating the average card lifetime used to recognize new card fees.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s processes, systems and controls related to the recognition of card revenues and other fees, interchange revenues, and cash transfer revenues, including, among others, controls related to management’s assessment of when control of goods and services is transferred to customers, the Company’s use of relevant third-party service organizations, and management’s review of significant assumptions and underlying data used to estimate the average card lifetime.
Our audit procedures included, among others, assessing a sample of contracts to determine whether terms that may impact revenue recognition were identified and properly considered in the Company’s evaluation of the accounting for the contracts, calculating revenue per transaction based upon the card revenues and other fees, interchange revenues, and cash transfer revenues recognized and relevant non-financial metrics for each revenue stream (e.g., purchase volumes and number of card activations) and comparing the revenue per transaction for each revenue stream to historical trends and expectations based on contractual rates and historical data. We tested revenue transaction details on a sample basis for certain card revenues and other fees by agreeing such revenues and fees to third party supporting documentation. In addition, we tested the methodology and significant assumptions and underlying data used in management’s estimate of the average card lifetime by comparing the assumptions and data to the Company’s historical data involving the period from activation of the card through the date of last positive balance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Los Angeles, California
February 28, 2020

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,063,426	$1,094,728
Restricted cash	2,728	490
Investment securities available-for-sale, at fair value	10,020	19,960
Settlement assets	239,222	153,992
Accounts receivable, net	59,543	40,942
Prepaid expenses and other assets	66,183	57,070
Income tax receivable	870	8,772
Total current assets	1,441,992	1,375,954
Investment securities available-for-sale, at fair value	267,419	181,223
Loans to bank customers, net of allowance for loan losses of $1,166 and $1,144 as of December 31, 2019 and 2018, respectively	21,417	21,363
Prepaid expenses and other assets	10,991	8,125
Property and equipment, net	145,476	120,269
Operating lease right-of-use assets	26,373	—
Deferred expenses	16,891	21,201
Net deferred tax assets	9,037	7,867
Goodwill and intangible assets	520,994	551,116
Total assets	$2,460,590	$2,287,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,876	$38,631
Deposits	1,175,341	1,005,485
Obligations to customers	69,377	58,370
Settlement obligations	13,251	5,788
Amounts due to card issuing banks for overdrawn accounts	380	1,681
Other accrued liabilities	107,842	134,000
Operating lease liabilities	8,764	—
Deferred revenue	28,355	34,607
Debt	35,000	58,705
Income tax payable	3,948	67
Total current liabilities	1,480,134	1,337,334
Other accrued liabilities	10,883	30,927
Operating lease liabilities	24,445	—
Net deferred tax liabilities	17,772	9,045
Total liabilities	1,533,234	1,377,306
Commitments and contingencies (Note 20)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2019 and 2018; 51,807 and 52,917 shares issued and outstanding as of December 31, 2019 and 2018, respectively	52	53
Additional paid-in capital	296,224	380,753
Retained earnings	629,040	529,143
Accumulated other comprehensive income (loss)	2,040	(137)
Total stockholders’ equity	927,356	909,812
Total liabilities and stockholders’ equity	$2,460,590	$2,287,118
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$459,357	$482,881	$414,775
Processing and settlement service revenues	287,064	247,958	217,454
Interchange revenues	330,233	310,919	257,922
Interest income, net	31,941	23,817	10,972
Total operating revenues	1,108,595	1,065,575	901,123
Operating expenses:
Sales and marketing expenses	386,840	326,333	280,561
Compensation and benefits expenses	198,412	221,627	194,654
Processing expenses	200,674	181,160	161,011
Other general and administrative expenses	199,751	206,040	155,601
Total operating expenses	985,677	935,160	791,827
Operating income	122,918	130,415	109,296
Interest expense, net	1,837	6,598	5,838
Income before income taxes	121,081	123,817	103,458
Income tax expense	21,184	5,114	17,571
Net income	$99,897	$118,703	$85,887

Basic earnings per common share:	$1.91	$2.27	$1.70
Diluted earnings per common share:	$1.88	$2.18	$1.61
Basic weighted-average common shares issued and outstanding:	52,195	52,222	50,482
Diluted weighted-average common shares issued and outstanding:	53,138	54,481	53,198
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$99,897	$118,703	$85,887
Other comprehensive income (loss)
Unrealized holding gain (loss), net of tax	2,177	593	(549)
Comprehensive income	$102,074	$119,296	$85,338
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2016	50,513	$51	$358,155	$325,708	$(181)	$683,733
Common stock issued under stock plans, net of withholdings and related tax effects	1,949	1	6,083	—	—	6,084
Stock-based compensation	—	—	40,734	—	—	40,734
Repurchases of Class A common stock	(1,326)	(1)	(51,968)	—	—	(51,969)
Net income	—	—	—	85,887	—	85,887
Other comprehensive loss	—	—	—	—	(549)	(549)
Cumulative effect of accounting change and tax reform	—	—	1,785	(1,155)	—	630
Balance at December 31, 2017	51,136	$51	$354,789	$410,440	$(730)	$764,550
Common stock issued under stock plans, net of withholdings and related tax effects	1,781	2	(24,129)	—	—	(24,127)
Stock-based compensation	—	—	50,093	—	—	50,093
Net income	—	—	—	118,703	—	118,703
Other comprehensive income	—	—	—	—	593	593
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	962	1	(14,114)	—	—	(14,113)
Stock-based compensation	—	—	29,583	—	—	29,583
Repurchases of Class A common stock	(2,072)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	99,897	—	99,897
Other comprehensive income	—	—	—	—	2,177	2,177
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating activities
Net income	$99,897	$118,703	$85,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	49,489	38,581	33,470
Amortization of intangible assets	32,616	32,761	31,110
Provision for uncollectible overdrawn accounts	86,451	79,790	77,145
Employee stock-based compensation	29,583	50,093	40,734
Amortization of (discount) premium on available-for-sale investment securities	(117)	1,042	1,510
Change in fair value of contingent consideration	(1,866)	3,298	(9,672)
Amortization of deferred financing costs	1,334	1,594	1,589
Impairment of capitalized software	578	922	1,326
Deferred income tax expense (benefit)	6,876	(234)	2,780
Changes in operating assets and liabilities:
Accounts receivable, net	(105,052)	(85,455)	(68,368)
Prepaid expenses and other assets	(12,032)	(9,930)	(16,841)
Deferred expenses	4,310	590	(2,098)
Accounts payable and other accrued liabilities	(8,145)	12,471	27,982
Deferred revenue	(6,711)	4,675	4,689
Income tax receivable/payable	11,682	(1,253)	5,067
Other, net	1,021	3,403	2,000
Net cash provided by operating activities	189,914	251,051	218,310

Investing activities
Purchases of available-for-sale investment securities	(189,066)	(186,884)	(58,665)
Proceeds from maturities of available-for-sale securities	110,971	60,449	71,338
Proceeds from sales of available-for-sale securities	4,915	78,385	40,310
Payments for acquisition of property and equipment	(78,214)	(61,030)	(44,142)
Net increase in loans	(2,459)	(5,887)	(12,511)
Business acquisition, net of cash acquired	—	—	(141,493)
Net cash used in investing activities	(153,853)	(114,967)	(145,163)

Financing activities
Borrowings from notes payable	—	—	20,000
Repayments of borrowings from notes payable	(60,000)	(22,500)	(42,500)
Borrowings on revolving line of credit	35,000	—	335,000
Repayments on revolving line of credit	—	—	(335,000)
Proceeds from exercise of options	7,226	21,880	24,161
Taxes paid related to net share settlement of equity awards	(21,338)	(46,007)	(18,077)
Net increase (decrease) in deposits	146,100	(16,733)	284,766
Net (decrease) increase in obligations to customers	(66,760)	17,255	(20,926)
Contingent consideration payments	(4,634)	(4,856)	(3,104)
Repurchase of Class A common stock	(100,000)	—	(51,969)
Deferred financing costs	(719)	—	(164)
Net cash used in financing activities	(65,125)	(50,961)	192,187

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(29,064)	85,123	265,334
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,095,218	1,010,095	744,761
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,066,154	$1,095,218	$1,010,095

Cash paid for interest	$2,452	$4,888	$4,520
Cash paid for income taxes	$1,921	$6,233	$9,603

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,063,426	$1,094,728	$919,243
Restricted cash	2,728	490	90,852
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,066,154	$1,095,218	$1,010,095
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology leader and bank holding company with a mission to reinvent banking for the masses. Our company’s long-term strategy is to create a unique, sustainable and highly valuable fintech ecosystem, in part through the continued evolution of our innovative Banking as a Service (“BaaS”) platform, that’s intended to fuel the engine of innovation and growth for us and our business partners.
Enabled by proprietary technology, our commercial bank charter and our high-scale program management operating capability, our vertically integrated technology and banking platform is used by a growing list of America’s most prominent consumer and technology companies to design and deploy their own bespoke financial services solutions to their customers and partners, while we use that same integrated platform for our own leading collection of banking and financial services products marketed directly to consumers through what we believe to be the most broadly distributed, omni-channel branchless banking platforms in the United States.
We were incorporated in Delaware in 1999 and became a bank holding company under the Bank Holding Company Act and a member bank of the Federal Reserve System in December 2011. We are headquartered in Pasadena, California, with additional facilities throughout the United States and in Shanghai, China.
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
Accounts Receivable, net
Accounts receivable is comprised principally of receivables due from card issuing banks, overdrawn account balances due from cardholders, trade accounts receivable, fee advances and other receivables. We record accounts receivable net of reserves for estimated uncollectible accounts. Receivables due from card issuing banks primarily represent revenue-related funds held at the third-party card issuing banks related to our network branded programs that have yet to be remitted to us. These receivables are generally collected within a short period of time based on the remittance terms in our agreements with the third-party card issuing banks. Fee advances represent short-term advances to in-person tax return preparation companies made prior to and during tax season. These advances are collateralized by their clients' tax preparation fees and are generally collected within a short period of time as the in-person tax preparation companies begin preparing and processing their clients' tax refunds.
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
Restricted Cash
As of December 31, 2019 and 2018, restricted cash amounted to $2.7 million and $0.5 million, respectively. Restricted cash principally relates to pre-funding obligations for cardholder accounts at third-party issuing banks.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Loans to Bank Customers
We report loans measured at historical cost at their outstanding principal balances, net of any charge-offs, and for purchased loans, net of any unaccreted discounts. We recognize interest income as it is earned.
Nonperforming Loans
Nonperforming loans generally include loans that have been placed on nonaccrual status. We generally place loans on nonaccrual status when they are past due 90 days or more. We reverse the related accrued interest receivable and apply interest collections on nonaccrual loans as principal reductions; otherwise, we credit such collections to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected. For our secured credit card portfolio, when an account is past due 90 days, collateral deposits are applied against outstanding credit card balances. Any balance in excess of the collateral balance is charged off at 180 days.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded impairment charges of $0.6 million, $0.9 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
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
No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2019, 2018 and 2017.
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
A description of our principal revenue generating activities is as follows:
Card Revenues and Other Fees
Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, and other card revenues. We earn these fees based upon the underlying terms and conditions with each of our cardholders that obligate us to stand ready to provide account services to each of our cardholders over the contract term. Agreements with our cardholders are considered daily service contracts as they are not fixed in duration. Also included in card revenues and other fees are program management service fees earned from our BaaS partners for cardholder programs we manage on their behalf.
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
Program management fees from our BaaS partners are earned on a monthly basis, pursuant to the terms of each program management agreement. Our agreements are generally multi-year arrangements of varying lengths. We recognize these fees as our program management services are rendered each month.
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
We pay our retail distributors, and brokers commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently less than one year for our GPR and gift cards. Absent a new card fee, we recognize the cost of the related commissions immediately. We recognize the cost of commissions related to cash transfer products when the cash transfer transactions are completed. We recognize costs for the production of advertising as incurred. The cost of media advertising is recorded when the advertising first takes place. We record the costs associated with

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime.
Included in sales and marketing expenses are advertising and marketing expenses of $51.1 million, $23.2 million and $25.1 million and shipping and handling costs of $1.5 million, $2.0 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Also included in sales and marketing expenses are use taxes to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
Employee Stock-Based Compensation
We record employee stock-based compensation expense based on the grant-date fair value of the award. For stock options and stock purchases under our employee stock purchase plan, or ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company and we account for any forfeitures as they occur.
We have issued performance based and market based restricted stock units to our executive officers and employees. For performance-based awards, we recognize compensation cost for the restricted stock units if and when we conclude it is probable that the performance metrics will be satisfied, over the requisite service period based on the grant-date fair value of the stock. We reassess the probability of vesting at each reporting period and adjust compensation expense based on the probability assessment. For market based restricted stock units, we base compensation expense on the fair value estimated at the date of grant using a Monte Carlo simulation or similar lattice model. We recognize compensation expense over the requisite service period regardless of the market condition being satisfied, provided that the requisite service has been rendered, since the estimated grant date fair value incorporates the probability of outcomes that the market condition will be achieved.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
Earnings Per Common Share
We currently have only one class of common stock outstanding. Basic EPS is calculated by dividing net income by the weighted-average common shares issued and outstanding.
Diluted EPS is calculated dividing net income by the weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options, restricted stock units (including performance based restricted stock units), and shares to be purchased under our employee stock purchase plan. We calculate dilutive potential common shares using the treasury stock method. We exclude the effects of restricted stock units and stock options from the computation of diluted EPS in periods in which the effect would be anti-dilutive. Additionally, we exclude any performance based restricted stock units for which the performance contingency has not been met as of the end of the period.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other ("ASU 2017-04"): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. We adopted the new accounting pronouncement upon its effective date on January 1, 2020, the effect of which did not have any impact to our financial statements upon initial adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") that requires financial assets measured at amortized cost be presented at the net amount expected to be collected. Credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited by the amount that the fair value is less than amortized cost. The amendments of ASU 2016-13 eliminate the probable incurred loss recognition model under current GAAP and introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The new ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted the new accounting pronouncement upon its effective date on January 1, 2020 on a prospective basis and have substantially completed our assessment of the impact on our consolidated financial statements. While we do not expect a material quantitative effect, if any, to our consolidated financial statements upon adoption, we will provide expanded credit loss disclosures and any final quantitative impact as required beginning in the first quarter of 2020.

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
The adoption of ASU 2016-02 resulted in the recognition of operating ROU assets of approximately $17.9 million on our consolidated balance sheet and a corresponding lease liability of approximately $25.1 million. The difference between the lease assets and liabilities recognized on our consolidated balance sheets primarily relates to accrued rent on existing leases that were offset against the ROU assets upon adoption. The adoption of the standard did not have any impact on our consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows. See Note 19 — Leases, for discussion on updates to our lease accounting policies and additional disclosures.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"), to align the accounting for share-based payment awards issued to employees and non-employees, particularly with regard to the measurement date and the impact of performance conditions. The guidance requires equity-classified share-based payment awards issued to non-employees to be measured on the grant date, instead of being remeasured through the performance completion date under the previous guidance. We adopted the standard effective January 1, 2019, the effect of which did not have any impact on our consolidated financial statements upon adoption.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Revenues (continued)
The total amount of incentive payments recognized was $6.4 million, $7.1 million and $4.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$489,696	$287,052	$500,629	$247,942
Transferred over time	293,500	6,406	289,714	3,473
Operating revenues (1)	$783,196	$293,458	$790,343	$251,415

(1)	Excludes net interest income, a component of total operating revenues, as it remains outside the scope of ASC 606, Revenues

Within our Account Services segment, revenues recognized at a point in time are comprised of ATM fees, interchange, and other similar transaction-based fees. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS partner program management fees. Substantially all of our processing and settlement services are recognized at a point in time.
Refer to Note 24 — Segment Information for our revenues disaggregated by our products and services and the components to our total operating revenues on our consolidated statements of operations for additional information.
Significant Judgments and Estimates
Transaction prices related to our account cardholder services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cardholder incentives, cash-back rewards, monthly fee concessions and reserves on accounts that may become overdrawn. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
Contract Balances
As disclosed on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $31.8 million and  $28.7 million for the years ended December 31, 2019 and 2018, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
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
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2019
Corporate bonds	$10,000	$12	$—	$10,012
Agency bond securities	19,980	20	—	20,000
Agency mortgage-backed securities	208,821	2,453	(241)	211,033
Municipal bonds	4,342	2	(2)	4,342
Asset-backed securities	31,814	238	—	32,052
Total investment securities	$274,957	$2,725	$(243)	$277,439

December 31, 2018
Negotiable certificate of deposit	$15,000	$—	$—	$15,000
Agency bond securities	19,723	6	(36)	19,693
Agency mortgage-backed securities	87,156	53	(396)	86,813
Municipal bonds	507	—	(24)	483
Asset-backed securities	79,274	14	(94)	79,194
Total investment securities	$201,660	$73	$(550)	$201,183

As of December 31, 2019 and 2018, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2019
Agency mortgage-backed securities	$43,337	$(153)	$8,735	$(88)	$52,072	$(241)
Municipal bonds	—	—	113	(2)	113	(2)
Total investment securities	$43,337	$(153)	$8,848	$(90)	$52,185	$(243)

December 31, 2018
Agency bond securities	$14,937	$(36)	$—	$—	$14,937	$(36)
Agency mortgage-backed securities	28,939	(103)	8,743	(293)	37,682	(396)
Municipal bonds	353	(14)	130	(10)	483	(24)
Asset-backed securities	50,980	(70)	7,333	(24)	58,313	(94)
Total investment securities	$95,209	$(223)	$16,206	$(327)	$111,415	$(550)

We did not record any other-than-temporary impairment losses during the years ended December 31, 2019 and 2018 on our available-for-sale investment securities. We do not intend to sell these investments and we have determined that it is more likely than not that we will not be required to sell these investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
As of December 31, 2019, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$10,000	$10,020
Due after one year through five years	10,000	10,012
Due after five years through ten years	9,980	9,980
Due after ten years	4,342	4,342
Mortgage and asset-backed securities	240,635	243,085
Total investment securities	$274,957	$277,439

The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Overdrawn account balances due from cardholders	$20,048	$17,848
Reserve for uncollectible overdrawn accounts	(16,884)	(13,888)
Net overdrawn account balances due from cardholders	3,164	3,960

Trade receivables	14,512	6,505
Reserve for uncollectible trade receivables	(202)	(59)
Net trade receivables	14,310	6,446

Receivables due from card issuing banks	5,758	6,688
Fee advances	26,268	19,576
Other receivables	10,043	4,272
Accounts receivable, net	$59,543	$40,942

Activity in the reserve for uncollectible overdrawn accounts consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance, beginning of period	$13,888	$14,471	$11,932
Provision for uncollectible overdrawn accounts:
Fees	79,810	67,348	69,912
Purchase transactions	6,641	12,442	7,233
Charge-offs	(83,455)	(80,373)	(74,606)
Balance, end of period	$16,884	$13,888	$14,471

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2019
Residential	$1	$—	$—	$1	$4,530	$4,531
Commercial	—	—	—	—	158	158
Installment	1	—	—	1	1,246	1,247
Secured credit card	1,080	939	2,183	4,202	12,445	16,647
Total loans	$1,082	$939	$2,183	$4,204	$18,379	$22,583

Percentage of outstanding	4.8%	4.2%	9.7%	18.6%	81.4%	100.0%

December 31, 2018
Residential	$2	$—	$7	$9	$3,329	$3,338
Commercial	—	—	—	—	193	193
Installment	—	2	—	2	905	907
Secured credit card	1,383	1,315	1,114	3,812	14,257	18,069
Total loans	$1,385	$1,317	$1,121	$3,823	$18,684	$22,507

Percentage of outstanding	6.2%	5.9%	5.0%	17.0%	83.0%	100.0%

Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2019	December 31, 2018
	(In thousands)
Residential	$290	$403
Installment	147	169
Secured credit card	2,183	1,114
Total loans	$2,620	$1,686

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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2019		December 31, 2018
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,241	$290	$2,935	$403
Commercial	158	—	193	—
Installment	1,058	189	632	275
Secured credit card	14,464	2,183	16,955	1,114
Total loans	$19,921	$2,662	$20,715	$1,792

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. The following table presents our impaired loans and loans that we modified as TDRs as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$290	$221	$403	$329
Installment	160	48	190	53

Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance, beginning of period	$1,144	$291	$277
Provision for loans	2,405	3,094	430
Loans charged off	(2,674)	(2,657)	(472)
Recoveries of loans previously charged off	291	416	56
Balance, end of period	$1,166	$1,144	$291

Note 7—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Land	$205	$205
Building	605	1,105
Computer equipment, furniture, and office equipment	61,193	60,110
Computer software purchased	31,218	27,276
Capitalized internal-use software	227,137	187,723
Tenant improvements	14,435	12,533
	334,793	288,952
Less accumulated depreciation and amortization	(189,317)	(168,683)
Property and equipment, net	$145,476	$120,269

Depreciation and amortization expense was $49.5 million, $38.6 million and $33.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Included in those amounts are depreciation expense related to internal-use software of $35.1 million, $25.5 million and $20.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We recorded impairment charges of $0.6 million, $0.9 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, associated with capitalized internal-use software we determined to no longer be utilized and any remaining carrying value was written off. The net carrying value of capitalized internal-use software was $119.9 million and $93.8 million at December 31, 2019 and 2018, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Goodwill	$301,790	$301,790
Intangible assets, net	219,204	249,326
Goodwill and intangible assets	$520,994	$551,116

Goodwill
There were no changes in the composition of goodwill from the previous year. We completed our annual goodwill impairment test as of September 30, 2019. Based on the results of step one of the annual goodwill impairment test, we determined that step two was not required for each of our reporting units as their fair values exceeded their carrying values indicating there was no impairment.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$309,773	$(126,167)	$183,606	$309,773	$(98,305)	$211,468	12.8
Trade names	44,086	(15,689)	28,397	44,086	(12,517)	31,569	14.6
Patents	3,000	(1,364)	1,636	3,000	(1,091)	1,909	11.0
Software licenses	4,832	(837)	3,995	—	—	—	3.0
Other	5,964	(4,394)	1,570	7,464	(3,084)	4,380	5.0
Total intangible assets	$367,655	$(148,451)	$219,204	$364,323	$(114,997)	$249,326

Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $32.6 million, $32.8 million, and $31.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. None of our intangible assets were considered impaired as of December 31, 2019 or 2018.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2020	$28,954
2021	28,608
2022	27,288
2023	26,418
2024	24,235
Thereafter	83,701
Total	$219,204

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2019	2018
Non-interest bearing deposit accounts	(In thousands)
Account programs	$927,432	$817,124
Other demand deposits	128,386	97,442
Total non-interest bearing deposit accounts	1,055,818	914,566
Interest-bearing deposit accounts
Checking accounts	95,995	67,758
Savings	6,619	8,894
Secured card deposits	11,892	9,224
Time deposits, denominations greater than or equal to $100	3,854	3,796
Time deposits, denominations less than $100	1,163	1,247
Total interest-bearing deposit accounts	119,523	90,919
Total deposits	$1,175,341	$1,005,485

The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2020	$2,608
Due in 2021	813
Due in 2022	811
Due in 2023	335
Due in 2024	450
Total time deposits	$5,017

As of December 31, 2019, we had aggregate time deposits of $2.3 million in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit.
Note 10—Debt
As of December 31, 2019 and 2018, our outstanding debt consisted of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Term facility	$—	$58,705
Revolving facility	35,000	—
Total debt outstanding	$35,000	$58,705

2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The new credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the revolving facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We may make voluntary repayments at any time or from time to time until maturity. Borrowings available under the 2019 Revolving Facility as of December 31, 2019 amounted to $65.0 million.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Debt (continued)
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus .50%, (a) the Wells Fargo prime rate and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The margin is dependent upon on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and .25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of December 31, 2019 was 3.05%.
We also pay a commitment fee, which varies from .20% to .35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for LIBOR Rate loans.
The 2019 Revolving Facility contains customary representations and warranties relating to us and our subsidiaries. The facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2019, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
Senior Credit Facility
In October 2014, we entered into a $225.0 million credit agreement with Bank of America, N.A., as an administrative agent, Wells Fargo Bank, National Association, and the other lenders party thereto. The credit agreement provided for 1) a $75.0 million five-year revolving facility (the "Revolving Facility") and 2) a five-year $150.0 million term loan facility ("Term Facility" and, together with the Revolving Facility, the "Senior Credit Facility").
Quarterly principal payments of $5.6 million were payable under the Term Facility, with any remaining balance outstanding due upon maturity on October 23, 2019. In March 2019, we elected to make a voluntary prepayment of $60.0 million to retire the Term Facility without penalty or additional premium. The Revolving Facility remained available for use until the Senior Credit Facility matured in October 2019, at which point we entered into the 2019 Revolving Facility discussed above.
Cash interest expense related to our debt was $0.6 million, $3.5 million, and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 11—Stockholders’ Equity
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
Comprehensive Income
The tax impact on unrealized losses on investment securities available-for-sale for the years ended December 31, 2019, 2018 and 2017 was approximately $0.8 million, $0.1 million and $0.1 million, respectively.
Stock Repurchase Program
In June 2015, our Board of Directors authorized, subject to regulatory approval, a repurchase of shares of our Class A Common Stock in an amount up to $150 million under a stock repurchase program ("Repurchase Program") with no expiration date. We completed our repurchase of all Class A Common Stock under the initial authorization in 2017. In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock Repurchase Program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019, at which point we entered into an accelerated share repurchase agreement, as further discussed below. As of December 31, 2019, we have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Accelerated Share Repurchases
We have entered into accelerated share repurchase arrangements (“ASRs”) with a financial institution from time to time under the Repurchase Program. The following table summarizes our ASR activity for the years presented in these consolidated financial statements:

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Approximately 2.1 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2019.
Stock-based compensation for the years ended December 31, 2019, 2018, and 2017 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Total stock-based compensation expense	$29,583	$50,093	$40,734
Related income tax benefit	5,143	3,783	9,440

Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Restricted stock units granted	238	452	656
Weighted-average grant-date fair value	$38.93	$74.33	$48.72

Restricted stock unit activity for the year ended December 31, 2019 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2018	1,554	$44.38
Restricted stock units granted	238	38.93
Restricted stock units vested	(654)	34.60
Restricted stock units canceled	(250)	53.85
Outstanding at December 31, 2019	888	$47.20

The total fair value of restricted stock vested for the years ended December 31, 2019, 2018 and 2017 was $30.9 million, $67.5 million and $41.5 million, respectively, based on the price of our Class A common stock on the vesting date.
Performance Based Restricted Stock Units
We grant performance-based restricted stock units to certain employees which are subject to the attainment of pre-established annual performance targets for, among other things, non-GAAP earnings per share for the grant year. The actual number of shares subject to the award is determined at the end of the annual performance period and may range from zero to 150% of the target shares granted. These awards contain an additional service component after each annual performance period is concluded and the unvested balance of the shares determined at the end of the annual performance period will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the vesting period (generally, a period of four years) based on the fair value of the closing market price of our Class A common stock on the date of the grant

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation (continued)
and the estimated performance that is expected to be achieved. In the case of our former Chief Executive Officer, vesting of his awards was based on our achievement of total shareholder return ("TSR") relative to the S&P 600 index over a three-year performance period, with awards eligible for a maximum payout up to 150% of the target shares for awards granted prior to 2019 or 200% of the target shares for awards granted in 2019, respectively. Compensation expense related to these awards is recognized over the performance period based on the grant date fair value through the use of a Monte Carlo simulation and are not subsequently re-measured. Any unvested awards of our former Chief Executive Officer were forfeited as of December 31, 2019 as a result of his retirement.
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Performance based restricted stock units granted	722	276	616
Weighted-average grant-date fair value	$48.45	$71.70	$36.13

Performance based restricted stock unit activity for the year ended December 31, 2019 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2018	837	$45.41
Performance restricted stock units granted (at target)	722	$48.45
Performance restricted stock units vested	(463)	$45.44
Performance restricted stock units canceled	(398)	$54.10
Actual adjustment for certified performance periods	156	$57.38
Outstanding at December 31, 2019	854	$54.63

In June 2019, we modified the performance targets for certain performance-based restricted stock units issued at the beginning of 2019. The modification for these awards was classified as improbable to probable, and resulted in a lower grant date fair value at the time of modification compared to the original grant date and an overall decrease in stock-based compensation expense recognized for the year ended December 31, 2019 compared to the prior year period. Stock-based compensation for these modified awards, as well as other performance-based restricted stock units issued during the year, have further been adjusted to reflect our estimated achievement under the modified targets.
The total fair value of performance based restricted stock vested for the years ended December 31, 2019, 2018 and 2017 was $22.7 million, $45.1 million and $4.4 million, respectively, based on the price of our Class A common stock on the vesting date.
Stock Options
Stock option activity for the year ended December 31, 2019 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2018	251	$20.63
Options exercised	(70)	22.01
Outstanding at December 31, 2019	181	$20.09	2.38	$814
Exercisable at December 31, 2019	181	20.09	2.38	$814

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Employee Stock-Based Compensation (continued)
The total intrinsic value of options exercised was $2.4 million, $36.2 million and $24.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
We have not issued any new stock option awards from our equity plan for the periods presented in these consolidated financial statements. Accordingly, any additional required disclosures with respect to fair value assumptions of our stock options have been omitted.
As of December 31, 2019, there was $40.9 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 2.26 years. As of December 31, 2019, we had no unvested stock options and thus, no remaining unrecognized compensation cost.
Note 13—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$11,914	$4,011	$15,545
State	1,790	894	(1,122)
Foreign	604	443	368
Current income tax expense	14,308	5,348	14,791
Deferred:
Federal	8,102	1,136	4,596
State	(1,226)	(1,370)	(1,816)
Deferred income tax expense (benefit)	6,876	(234)	2,780
Income tax expense	$21,184	$5,114	$17,571

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	0.1	(0.5)	(2.3)
General business credits	(2.1)	(2.2)	(2.8)
Employee stock-based compensation	(2.2)	(17.1)	(12.4)
Tax Cuts and Jobs Act remeasurement	—	0.2	(5.0)
IRC 162(m) limitation	0.1	2.2	1.5
Other	0.6	0.5	3.0
Effective tax rate	17.5%	4.1%	17.0%

Due to the passage of the Tax Cuts and Jobs Act in 2017, we are now subject to an additional tax on the 'Global Intangible Low-Taxed Income' (GILTI) earned by our foreign subsidiary. Under FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have made a policy election to account for GILTI in the year the tax is incurred. For the year ended December 31, 2019, the provision for GILTI expense was not material to our financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)
The increase in the effective tax rate for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to the decrease in benefit on the recognition of excess tax benefits from stock-based compensation and additional expenses related to state taxes, net of federal benefits.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,002	$7,379
Stock-based compensation	5,820	8,007
Reserve for overdrawn accounts	4,456	3,838
Accrued liabilities	7,965	11,206
Lease liabilities	8,195	—
Tax credit carryforwards	8,723	7,014
Capital loss carryforwards	341	—
Gross deferred tax assets	43,502	37,444
Valuation allowance	(341)	—
Total deferred tax assets	$43,161	$37,444
Deferred tax liabilities:
Internal-use software costs	$29,382	$22,351
Property and equipment, net	2,240	2,803
Deferred expenses	4,114	4,909
Intangible assets	7,826	6,246
Gift card revenue	1,422	1,413
Lease right-of-use assets	6,524	—
Other	388	900
Total deferred tax liabilities	51,896	38,622
Net deferred tax liabilities	$(8,735)	$(1,178)

We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, we provided a valuation allowance against our capital loss carryforwards as we believe it is more-likely-than-not that the tax benefits related to the capital loss carryforwards will not be realized.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2016 through 2018. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of December 31, 2019, we have federal net operating loss carryforwards of approximately $31.9 million, state net operating loss carryforwards of approximately $57.9 million, and capital loss carryforwards of approximately $1.5 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2021 and 2035. In regards to the state net operating loss carryforwards, approximately $31.7 million will expire between 2021 and 2039, while the remaining balance of approximately $26.2 million, does not expire and carries forward indefinitely. The capital loss carryforwards will expire between 2020 and 2023. The net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $14.8 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Income Taxes (continued)
As of December 31, 2019 and 2018, we had a liability of $8.3 million and $6.9 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Beginning balance	$6,965	$5,560	$7,314
Increases related to positions taken during prior years	313	462	404
Increases related to positions taken during the current year	1,576	1,607	1,099
Decreases related to positions settled with tax authorities	—	—	(1,865)
Decreases due to a lapse of applicable statute of limitations	(456)	(664)	(1,392)
Ending balance	$8,398	$6,965	$5,560

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$8,341	$6,918	$5,560

We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, of approximately $0.5 million, $0.3 million and $0.2 million, respectively.
Note 14—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$99,897	$118,703	$85,887
Denominator:
Weighted-average Class A shares issued and outstanding	52,195	52,222	50,482
Basic earnings per Class A common share	$1.91	$2.27	$1.70

Diluted earnings per Class A common share
Numerator:
Net income	$99,897	$118,703	$85,887
Denominator:
Weighted-average Class A shares issued and outstanding	52,195	52,222	50,482
Dilutive potential common shares:
Stock options	114	327	809
Service based restricted stock units	361	1,135	1,445
Performance-based restricted stock units	440	796	462
Employee stock purchase plan	28	1	—
Diluted weighted-average Class A shares issued and outstanding	53,138	54,481	53,198
Diluted earnings per Class A common share	$1.88	$2.18	$1.61

For the periods presented, we excluded certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. Additionally, we have excluded any performance based restricted stock units for which the performance contingency has not been met as of the end of the period, or whereby the result of including such awards was anti-dilutive. The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Earnings per Common Share (continued)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	—	56
Service based restricted stock units	354	20	20
Performance-based restricted stock units	459	143	199
Total options, restricted and performance-based stock units	813	163	275

Note 15—Fair Value Measurements
We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value.
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2019 and 2018, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2019	(In thousands)
Assets
Corporate bonds	$—	$10,012	$—	$10,012
Agency bond securities	—	20,000	—	20,000
Agency mortgage-backed securities	—	211,033	—	211,033
Municipal bonds	—	4,342	—	4,342
Asset-backed securities	—	32,052	—	32,052
Total assets	$—	$277,439	$—	$277,439

Liabilities
Contingent consideration	$—	$—	$9,300	$9,300

December 31, 2018
Assets
Negotiable certificate of deposit	$—	$15,000	$—	$15,000
Agency bond securities	—	19,693	—	19,693
Agency mortgage-backed securities	—	86,813	—	86,813
Municipal bonds	—	483	—	483
Asset-backed securities	—	79,194	—	79,194
Total assets	$—	$201,183	$—	$201,183

Liabilities
Contingent consideration	$—	$—	$15,800	$15,800

We based the fair value of our fixed income securities held as of December 31, 2019 and 2018 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2019 and 2018.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Fair Value Measurements (continued)
The following table presents changes in our contingent consideration payable for the years ended December 31, 2019, 2018 and 2017, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance, beginning of period	$15,800	$17,358	$8,634
Issuance	—	—	21,500
Payments of contingent consideration	(4,634)	(4,856)	(3,104)
Change in fair value of contingent consideration	(1,866)	3,298	(9,672)
Balance, end of period	$9,300	$15,800	$17,358

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
Contingent Consideration
The fair value of contingent consideration obligations are estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions.  Estimated payments are discounted using present value techniques to arrive at an estimated fair value.  Our contingent consideration payable is classified as Level 3 because we use unobservable inputs to estimate fair value, including the probability of achieving certain earnings thresholds and appropriate discount rates. Our contingent consideration payable is included as a component of other accrued liabilities on our consolidated balance sheets and changes in fair value are recorded through operating expenses.
Debt
The fair value of our debt is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of our debt approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of our debt is classified as a Level 2 liability in the fair value hierarchy.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16—Fair Value of Financial Instruments (continued)
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2019 and 2018 are presented in the table below.

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$21,417	$19,563	$21,363	$21,088

Financial Liabilities
Deposits	$1,175,341	$1,175,298	$1,005,485	$1,005,435
Debt	$35,000	$35,000	$58,705	$58,705

Note 17—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), approximately 92.3% of our borrowers reside in the state of Utah and approximately 42.3% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors and other business partners, which we frequently monitor.
Note 18—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax or after-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 50% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $2.2 million, $1.7 million, and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 19—Leases
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 19—Leases (continued)
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
Our total lease expense amounted to approximately $11.3 million, $7.6 million, and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

December 31, 2019

Cash paid for operating lease liabilities (in thousands)	$8,850
Weighted average remaining lease term (years)	4.1
Weighted average discount rate	4.7%

Maturities of our operating lease liabilities as of December 31, 2019 is as follows:

Operating Leases
(In thousands)
2020	$9,846
2021	9,737
2022	8,734
2023	3,464
2024	3,464
Thereafter	1,732
36,977
Less: imputed interest	(3,768)
Total lease liabilities	$33,209

Note 20—Commitments and Contingencies
At December 31, 2019, the future minimum annual payments through various agreements with vendors and retail distributors was as follows:

Vendor/Retail Distributor Commitments
Year ending December 31,	(In thousands)
2020	$17,008
2021	11,308
2022	3,425
2023	825
Total of future commitments	$32,566

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
In addition to the above contractual obligations, our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022. As of December 31, 2019, the estimated fair value of our remaining earn-out payments amounted to $9.3 million.
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
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On February 18, 2020, a shareholder derivative suit and securities class action entitled Hellman v. Streit, et al, No. 20-cv-01572-SVW-PVC was filed in United States District Court for the Central District of California, against us and certain of our officers and directors. The suit avers purported breach of fiduciary duty and unjust enrichment claims, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, on the basis of the same wrongdoing alleged in the first lawsuit described above. The suit does not define the purported class allegedly damaged. These cases have been related. The defendants have not yet responded to the complaints in these matters.
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
Note 21—Significant Retailer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenue Concentrations
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2019	2018	2017
Walmart	34%	36%	40%
No other retail distributor or partner made up greater than 10% of our total operating revenues for the years ended December 31, 2019, 2018, and 2017.
Settlement Asset Concentrations
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	December 31, 2019	December 31, 2018
Walmart	13%	18%

Note 22—Regulatory Requirements
Our subsidiary bank, Green Dot Bank, is a member bank of the Federal Reserve System and our primary regulator is the Federal Reserve Board. We and Green Dot Bank are subject to commitments that we have made to the Federal Reserve Board and the Utah Department of Financial Institutions. These commitments require Green Dot Bank to maintain cash and/or cash equivalents in an amount equal to no less than 100% of insured deposits generated by Green Dot Bank related to GPR cards, a subset of its total deposits. In addition, we and Green Dot Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we and Green Dot Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 22—Regulatory Requirements (continued)
As of December 31, 2019 and 2018, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. There were no conditions or events since December 31, 2019 which management believes would have caused us or Green Dot Bank not to be considered "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$400,445	22.2%	4.0%	n/a
Common equity Tier 1 capital	$400,445	70.5%	4.5%	n/a
Tier 1 capital	$400,445	70.5%	6.0%	6.0%
Total risk-based capital	$404,469	71.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$204,141	13.9%	4.0%	5.0%
Common equity Tier 1 capital	$204,141	82.8%	4.5%	6.5%
Tier 1 capital	$204,141	82.8%	6.0%	8.0%
Total risk-based capital	$205,548	83.4%	8.0%	10.0%

	December 31, 2018
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$353,047	20.1%	4.0%	n/a
Common equity Tier 1 capital	$353,047	88.8%	4.5%	n/a
Tier 1 capital	$353,047	88.8%	6.0%	6.0%
Total risk-based capital	$357,092	89.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$172,518	11.7%	4.0%	5.0%
Common equity Tier 1 capital	$172,518	100.8%	4.5%	6.5%
Tier 1 capital	$172,518	100.8%	6.0%	8.0%
Total risk-based capital	$173,838	101.5%	8.0%	10.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 23—Selected Unaudited Quarterly Financial Information
The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2019 and 2018:

	2019
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$249,307	$240,448	$278,326	$340,514
Total operating expenses	249,550	242,635	234,363	259,129
Operating (loss) income	(243)	(2,187)	43,963	81,385
Interest expense, net	89	112	165	1,471
(Loss) income before income taxes	(332)	(2,299)	43,798	79,914
Income tax (benefit) expense	(2,025)	(1,768)	9,106	15,871
Net income (loss)	$1,693	$(531)	$34,692	$64,043
Earnings (loss) per common share
Basic
Class A common stock	$0.03	$(0.01)	$0.66	$1.21
Diluted
Class A common stock	$0.03	$(0.01)	$0.64	$1.17

	2018
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Total operating revenues	$245,108	$236,333	$263,792	$320,342
Total operating expenses	229,712	235,662	231,168	238,618
Operating income	15,396	671	32,624	81,724
Interest expense, net	3,067	991	1,280	1,260
Income before income taxes	12,329	(320)	31,344	80,464
Income tax (benefit) expense	(1,943)	(4,893)	1,517	10,433
Net income	$14,272	$4,573	$29,827	$70,031
Earnings per common share
Basic
Class A common stock	$0.27	$0.09	$0.57	$1.36
Diluted
Class A common stock	$0.26	$0.08	$0.55	$1.29

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 24—Segment Information (continued)
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$842,967	$296,721	$(31,093)	$1,108,595
Operating expenses	696,409	202,713	86,555	985,677
Operating income	$146,558	$94,008	$(117,648)	$122,918

	Year Ended December 31, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$843,905	$253,360	$(31,690)	$1,065,575
Operating expenses	643,714	179,037	112,409	935,160
Operating income	$200,191	$74,323	$(144,099)	$130,415

	Year Ended December 31, 2017
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$703,386	$229,133	$(31,396)	$901,123
Operating expenses	549,858	165,961	76,008	791,827
Operating income	$153,528	$63,172	$(107,404)	$109,296

Note 25—Subsequent Events
On October 29, 2019, we entered into the 2020 Amended and Restated Walmart MoneyCard Program Agreement (the “Program Agreement”) with Walmart Inc. and certain of Walmart’s subsidiaries, which provides for us to continue to serve as the issuing bank and program manager for the Walmart MoneyCard suite of reloadable debit card products. The term of the Program Agreement began on January 1, 2020 and expires on January 31, 2027, with an automatic renewal clause for an additional period of one year, subject to certain terms as discussed in the Program Agreement.
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC (“TailFin Labs”), with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. The entity is majority-owned by Walmart and is expected to focus on developing tech-enabled solutions to integrate omni-channel retail shopping and financial services. We own a 20% equity interest in the newly formed entity, in exchange for capital contributions of $35.0 million per year over the next 5 years. We will account for our investment in TailFin Labs under the equity method of accounting. Any economic benefits derived from products or services developed by TailFin Labs will be negotiated on a case-by-case basis between the parties.
As an incentive for Walmart and us to work together to achieve growth across all current and future mutual lines of business that we are engaged, on January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares will vest in equal monthly increments through December 1, 2022. Walmart will be entitled to vote and receive any dividends paid from the issuance date.

ITEM 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure controls and procedures — Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls — Our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from our proxy statement for our 2020 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Corporate Governance and Director Independence -- Code of Business Conduct and Ethics,” “Corporate Governance and Director Independence - Committees of Our Board of Directors - Audit Committee,” “Additional Information -- Delinquent Section 16(a) Reports.”
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference from our proxy statement for our 2020 Annual Meeting of Stockholders under the caption “Executive Compensation” excluding the sub-caption “Equity Compensation Plan Information.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our proxy statement for our 2020 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information”.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our proxy statement for our 2020 Annual Meeting of Stockholders under the captions “Corporate Governance and Director Independence of Directors” and “Transactions with Related Parties, Founders and Control Persons.”
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our proxy statement for our 2020 Annual Meeting of Stockholders under the caption “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services.”

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
3. Exhibits: The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Description of Securities				X

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements and related policies).				X

10.4	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6+
2020 Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Walmart Apollo, LLC.
					X

10.7†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated.	10-Q/A	June 7, 2017	10.1

10.8†	Amendment to the Processing Services Agreement dated as of September 10, 2018 by and among the Registrant and MasterCard International Incorporated.	10-Q	November 9, 2018	10.1

10.9*	Employment letter agreement, dated September 16, 2016, between the Registrant and Steven W. Streit.	8-K	September 22, 2016	10.01

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith

10.10	Transitional Advisory Agreement and Release of Claims, dated December 13, 2019, between the Registrant and Steven W. Streit, and amendment thereto, dated December 16, 2019.				X

10.11*	Amended and restated employment letter agreement, dated July 15, 2019, between the Registrant and Mark L. Shifke	8-K	July 16, 2019	10.01

10.12*	Form of Executive Severance Agreement.	S-1(A2)	April 26, 2010	10.12

10.13*	2019 Executive Officer Incentive Bonus Plan	8-K	April 9, 2019	10.01

21.1	Subsidiaries of Green Dot Corporation.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

31.1	Certification of William I Jacobs, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of William I Jacobs, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income and Loss for the Years Ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
_______________

*	Indicates management contract or compensatory plan or arrangement.

**	Furnished, not filed.

+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

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

Green Dot Corporation

Date:	February 28, 2020	By:	/s/ William I Jacobs
		Name:	William I Jacobs
		Title:	Chairman and Interim Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints William I Jacobs, John C. Ricci, and Jess Unruh, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ William I Jacobs	Chairman and Interim Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Name:	William I Jacobs

By:	/s/ J. Chris Brewster	Director and Interim President	February 28, 2020
Name:	J. Chris Brewster

By:	/s/ Jess Unruh	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Accounting Officer)	February 28, 2020
Name:	Jess Unruh

By:	/s/ Kenneth C. Aldrich	Director	February 28, 2020
Name:	Kenneth C. Aldrich

By:	/s/ Glinda Bridgforth Hodges	Director	February 28, 2020
Name:	Glinda Bridgforth Hodges

By:	/s/ Rajeev V. Date	Director	February 28, 2020
Name:	Rajeev V. Date

By:	/s/ Saturnino Fanlo	Director	February 28, 2020
Name:	Saturnino Fanlo

By:	/s/ George T. Shaheen	Director	February 28, 2020
Name:	George T. Shaheen