Form 10-Q
period 2020-03-31
GREEN DOT CORP
filed 2020-05-11
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,979,149 shares of Class A common stock outstanding, par value $.001 per share as of April 30, 2020.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,563,740	$1,063,426
Restricted cash	2,567	2,728
Investment securities available-for-sale, at fair value	10,003	10,020
Settlement assets	281,197	239,222
Accounts receivable, net	61,590	59,543
Prepaid expenses and other assets	57,071	66,183
Income tax receivable	1,584	870
Total current assets	1,977,752	1,441,992
Investment securities available-for-sale, at fair value	297,522	267,419
Loans to bank customers, net of allowance for loan losses of $1,057 and $1,166 as of March 31, 2020 and December 31, 2019, respectively	19,641	21,417
Prepaid expenses and other assets	46,038	10,991
Property and equipment, net	147,530	145,476
Operating lease right-of-use assets	25,043	26,373
Deferred expenses	10,502	16,891
Net deferred tax assets	9,097	9,037
Goodwill and intangible assets	513,324	520,994
Total assets	$3,046,449	$2,460,590
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,366	$37,876
Deposits	1,616,355	1,175,341
Obligations to customers	84,044	69,377
Settlement obligations	5,892	13,251
Amounts due to card issuing banks for overdrawn accounts	291	380
Other accrued liabilities	118,602	107,842
Operating lease liabilities	8,052	8,764
Deferred revenue	19,094	28,355
Income tax payable	16,607	3,948
Total current liabilities	1,906,303	1,445,134
Other accrued liabilities	9,997	10,883
Operating lease liabilities	23,096	24,445
Line of credit	100,000	35,000
Net deferred tax liabilities	19,048	17,772
Total liabilities	2,058,444	1,533,234
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2020 and December 31, 2019; 52,854 and 51,807 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	53	52
Additional paid-in capital	306,151	296,224
Retained earnings	675,604	629,040
Accumulated other comprehensive income	6,197	2,040
Total stockholders’ equity	988,005	927,356
Total liabilities and stockholders’ equity	$3,046,449	$2,460,590
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$141,394	$129,577
Processing and settlement service revenues	123,066	107,579
Interchange revenues	90,866	92,541
Interest income, net	6,843	10,817
Total operating revenues	362,169	340,514
Operating expenses:
Sales and marketing expenses	116,738	98,701
Compensation and benefits expenses	53,065	61,475
Processing expenses	71,095	51,632
Other general and administrative expenses	62,422	47,321
Total operating expenses	303,320	259,129
Operating income	58,849	81,385
Interest expense, net	49	1,471
Income before income taxes	58,800	79,914
Income tax expense	11,955	15,871
Net income	$46,845	$64,043

Basic earnings per common share:	$0.89	$1.21
Diluted earnings per common share:	$0.87	$1.17
Basic weighted-average common shares issued and outstanding:	51,894	53,050
Diluted weighted-average common shares issued and outstanding:	52,673	54,551
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$46,845	$64,043
Other comprehensive income
Unrealized holding gain, net of tax	4,157	1,166
Comprehensive income	$51,002	$65,209
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	72	—	(1,457)	—	—	(1,457)
Stock-based compensation	—	—	11,385	—	—	11,385
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	46,845	—	46,845
Other comprehensive income	—	—	—	—	4,157	4,157
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at March 31, 2020	52,854	$53	$306,151	$675,604	$6,197	$988,005

	Three Months Ended March 31, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	231	—	(11,121)	—	—	(11,121)
Stock-based compensation	—	—	14,815	—	—	14,815
Net income	—	—	—	64,043	—	64,043
Other comprehensive income	—	—	—	—	1,166	1,166
Balance at March 31, 2019	53,148	$53	$384,447	$593,186	$1,029	$978,715
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating activities
Net income	$46,845	$64,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	13,697	10,882
Amortization of intangible assets	7,279	8,174
Provision for uncollectible overdrawn accounts from purchase transactions	1,316	2,496
Employee stock-based compensation	11,385	14,815
Amortization of premium (discount) on available-for-sale investment securities	138	(140)
Amortization of deferred financing costs	42	996
Impairment of capitalized software	—	100
Changes in operating assets and liabilities:
Accounts receivable, net	(3,363)	4,338
Prepaid expenses and other assets	9,023	6,974
Deferred expenses	6,389	8,168
Accounts payable and other accrued liabilities	9,859	(10,217)
Deferred revenue	(9,355)	(10,718)
Income tax receivable/payable	11,805	15,729
Other, net	(930)	(255)
Net cash provided by operating activities	104,130	115,385

Investing activities
Purchases of available-for-sale investment securities	(60,267)	(35,782)
Proceeds from maturities of available-for-sale securities	25,509	12,948
Proceeds from sales of available-for-sale securities	10,047	101
Payments for acquisition of property and equipment	(15,743)	(19,312)
Net decrease in loans	1,584	1,754
Investment in TailFin Labs, LLC	(35,000)	—
Net cash used in investing activities	(73,870)	(40,291)

Financing activities
Repayments of borrowings from notes payable	—	(60,000)
Borrowings on revolving line of credit	100,000	—
Repayments on revolving line of credit	(35,000)	—
Proceeds from exercise of options	23	705
Taxes paid related to net share settlement of equity awards	(1,480)	(11,826)
Net increase in deposits	442,017	620,998
Net decrease in obligations to customers	(34,667)	(39,364)
Contingent consideration payments	(1,000)	—
Net cash provided by financing activities	469,893	510,513

Net increase in unrestricted cash, cash equivalents and restricted cash	500,153	585,607
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,066,154	1,095,218
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,566,307	$1,680,825

Cash paid for interest	$283	$1,094
Cash (refund from)/paid for income taxes	$(95)	$38

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,563,740	$1,676,470
Restricted cash	2,567	4,355
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,566,307	$1,680,825
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2020, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude duration and effects of the COVID-19 pandemic, as well as other factors.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") that requires financial assets measured at amortized cost be presented at the net amount expected to be collected. Credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited by the amount that the fair value is less than amortized cost. The amendments of ASU 2016-13 eliminate the probable incurred loss recognition model under current GAAP and introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The new ASU also expands the disclosure requirements to enable users of financial statements to understand the

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Summary of Significant Accounting Policies (continued)
entity’s assumptions, models, and methods for estimating expected credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.
We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Results for periods after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported under previously applicable accounting standards. The adoption of ASU 2016-13 resulted in an adjustment of approximately $0.3 million, net of tax, to beginning retained earnings, the effect of which we do not consider material to our consolidated financial statements.
Most of our financial assets within the scope of ASU 2016-13 are considered highly short-term in nature and therefore, we are less susceptible to risks and uncertainty of credit losses over extended periods of time. The adoption of ASU 2016-13 did not result in any material changes to our methods for developing our allowance for credit losses or the information we assess in developing our current estimate of expected credit losses. See Notes 4, 5 and 6 to these consolidated financial statements for additional information on our financial assets within scope of the new accounting standard.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other ("ASU 2017-04"): Simplifying the Test for Goodwill Impairment, which simplifies the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. The ASU is to be applied prospectively for reporting periods beginning after December 15, 2019. We adopted the provisions of ASU 2017-04 on January 1, 2020, the effect of which did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improves consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements.
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$124,120	$123,066	$140,922	$107,576
Transferred over time	107,189	951	79,767	1,432
Operating revenues (1)	$231,309	$124,017	$220,689	$109,008

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues
Within our Account Services segment, revenues recognized at a point in time are comprised principally of ATM fees, interchange, and other similar transaction-based fees. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS partner program management fees. Substantially all of our processing and settlement services are recognized at a point in time.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Revenues (continued)
Refer to Note 18 — Segment Information for our revenues disaggregated by our products and services and the components to our total operating revenues on our Consolidated Statements of Operations for additional information.
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $17.0 million and $21.2 million in revenue for the three months ended March 31, 2020 and 2019, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2020
Corporate bonds	$10,000	$21	$—	$10,021
Agency bond securities	15,000	50	—	15,050
Agency mortgage-backed securities	250,387	8,319	(153)	258,553
Municipal bonds	4,275	—	(76)	4,199
Asset-backed securities	19,868	89	(255)	19,702
Total investment securities	$299,530	$8,479	$(484)	$307,525

December 31, 2019
Corporate bonds	$10,000	$12	$—	$10,012
Agency bond securities	19,980	20	—	20,000
Agency mortgage-backed securities	208,821	2,453	(241)	211,033
Municipal bonds	4,342	2	(2)	4,342
Asset-backed securities	31,814	238	—	32,052
Total investment securities	$274,957	$2,725	$(243)	$277,439
As of March 31, 2020 and December 31, 2019, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2020
Agency mortgage-backed securities	$3,812	$(86)	$5,921	$(67)	$9,733	$(153)
Municipal bonds	4,109	(75)	89	(1)	4,198	(76)
Asset-backed securities	9,739	(255)	—	—	9,739	(255)
Total investment securities	$17,660	$(416)	$6,010	$(68)	$23,670	$(484)

December 31, 2019
Agency mortgage-backed securities	$43,337	$(153)	$8,735	$(88)	$52,072	$(241)
Municipal bonds	—	—	113	(2)	113	(2)
Total investment securities	$43,337	$(153)	$8,848	$(90)	$52,185	$(243)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Investment Securities (continued)
Our investments generally consist of highly rated securities, as our investment policy restricts our investments to highly liquid, low credit risk assets. For the three months ended March 31, 2020, we recorded a de minimis credit-related impairment loss on an individual security within our available-for-sale investment portfolio. Upon adoption of ASU 2016-13, we establish an allowance for credit losses limited by the amount that the fair value of the investment is less than its amortized cost, rather than a direct write down under previous GAAP. Any subsequent improvements in credit will be recognized in income through a reversal of the allowance established. We continue to record non-credit-related losses as a component of accumulated other comprehensive income or loss. We do not intend to sell our investments and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
We did not record any credit-related impairment losses during the three months ended March 31, 2019 on our available-for-sale investment securities.
As of March 31, 2020, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$10,000	$10,003
Due after one year through five years	10,000	10,021
Due after five years through ten years	—	—
Due after ten years	9,275	9,246
Mortgage and asset-backed securities	270,255	278,255
Total investment securities	$299,530	$307,525
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Trade receivables	$31,063	$14,512
Reserve for uncollectible trade receivables	(168)	(202)
Net trade receivables	30,895	14,310

Overdrawn cardholder balances from purchase transactions	4,407	4,327
Reserve for uncollectible overdrawn accounts from purchase transactions	(3,680)	(3,398)
Net overdrawn cardholder balances from purchase transactions	727	929
Overdrawn cardholder balances from maintenance fees	2,634	2,235
Total net overdrawn account balances due from cardholders	3,361	3,164

Receivables due from card issuing banks	5,637	5,758
Fee advances, net	5,354	26,268
Other receivables	16,343	10,043
Accounts receivable, net	$61,590	$59,543
Our net overdrawn account balances due from cardholders are a result of purchase transactions that we honor or maintenance fee assessments, in each case, in excess of the funds in the cardholder’s account. Reserves for overdrawn account balances from purchase transactions are subject to our recent adoption of ASU 2016-13 and are included as a component of other general and administrative expenses on our consolidated statements of operations. Overdrawn cardholder balances from maintenance fee assessments are presented net of the consideration we expect to receive under ASC 606 and are recorded as contra-revenue within card revenues and other fees. The adoption of ASU 2016-13 did not result in any material changes to our methods for developing allowances for any component within our accounts receivable.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Accounts Receivable (continued)
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance, beginning of period	$3,398	$2,710
Provision for uncollectible overdrawn accounts from purchase transactions	1,316	2,496
Charge-offs	(1,034)	(1,877)
Balance, end of period	$3,680	$3,329

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2020
Residential	$3	$—	$—	$3	$4,476	$4,479
Commercial	15	6	—	21	471	492
Installment	—	25	—	25	1,230	1,255
Secured credit card	679	754	1,586	3,019	11,453	14,472
Total loans	$697	$785	$1,586	$3,068	$17,630	$20,698

Percentage of outstanding	3.4%	3.8%	7.7%	14.8%	85.2%	100.0%

December 31, 2019
Residential	$1	$—	$—	$1	$4,530	$4,531
Commercial	—	—	—	—	158	158
Installment	1	—	—	1	1,246	1,247
Secured credit card	1,080	939	2,183	4,202	12,445	16,647
Total loans	$1,082	$939	$2,183	$4,204	$18,379	$22,583

Percentage of outstanding	4.8%	4.2%	9.7%	18.6%	81.4%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the criteria for classification as nonperforming.

	March 31, 2020	December 31, 2019
	(In thousands)
Residential	$268	$290
Installment	139	147
Secured credit card	1,586	2,183
Total loans	$1,993	$2,620
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Loans to Bank Customers (continued)
Our secured credit card portfolio is collateralized by cash deposits made by each cardholder in an amount equal to the user's available credit limit, which mitigates risk of any significant credit losses we expect to incur.
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2020		December 31, 2019
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,211	$268	$4,241	$290
Commercial	492	—	158	—
Installment	1,081	174	1,058	189
Secured credit card	12,886	1,586	14,464	2,183
Total loans	$18,670	$2,028	$19,921	$2,662
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. As of March 31, 2020, none of our TDR modifications have been made in response to the COVID-19 pandemic.
The following table presents our impaired loans and loans that we modified as TDRs as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$268	$218	$290	$221
Installment	150	34	160	48
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance, beginning of period	$1,166	$1,144
Provision for loans	192	666
Loans charged off	(487)	(912)
Recoveries of loans previously charged off	186	50
Balance, end of period	$1,057	$948

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Employee Stock-Based Compensation (continued)
Restricted Stock Units
The following table summarizes restricted stock units subject to only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Restricted stock units granted	1,234	35
Weighted-average grant-date fair value	$26.50	$66.96
Performance-Based Restricted Stock Units
We grant performance-based restricted stock units to certain employees which are subject to the attainment of pre-established annual performance targets. The actual number of shares subject to the award is determined at the end of the annual performance period and may range from 0% to 200% of the target shares granted. These awards generally contain an additional service component after each annual performance period is concluded and the unvested balance of the shares determined at the end of the annual performance period will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the vesting period (generally, a period of four years) based on the fair value of the closing market price of our Class A common stock on the date of the grant and the estimated performance that is expected to be achieved.

The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Performance-based restricted stock units granted (1)	445	256
Weighted-average grant-date fair value	$29.40	$57.51

(1)	Performance awards granted also reflects, as applicable, the issuance of any shares awarded in excess of their original target amount based on the Compensation Committee's certification of completed performance years. The grant date fair value for these awards are based on the grant price at the time of the original award.
Performance-Based Stock Options
In connection with the hiring of our new Chief Executive Officer, we granted performance-based stock options with a seven-year term that vest subject to continued service over three years, and upon our company achieving certain stock trading prices within a five-year period. Compensation expense related to these awards is recognized over the greater of the explicit service period or a derived implicit period based on when the performance targets are expected to be achieved. The grant date fair value is determined through the use of a Monte Carlo simulation and is not subsequently re-measured.
The following table summarizes the performance-based stock options granted:

Three Months Ended March 31,
2020
(In thousands, except per share data)
Performance-based stock options granted	1,000
Exercise price	$23.83
Estimated weighted-average grant-date fair value	$11.17

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7—Employee Stock-Based Compensation (continued)
For purposes of these consolidated financial statements, the estimated weighted-average grant-date fair value was based on a provisional estimate using the following assumptions:

Three Months Ended March 31,
2020
Risk-free interest rate	0.77%
Expected term (in years)(1)	7
Expected dividends	—
Expected volatility	53%

(1)	Provisional estimate assumes no early exercise of options.
The total stock-based compensation expense recognized was $11.4 million and $14.8 million for the three months ended March 31, 2020 and 2019, respectively. Total stock-based compensation expense includes amounts related to each of the awards discussed above and purchases made under our 2010 Employee Stock Purchase Plan, and reflects, as applicable, accelerated expense recognition associated with our retirement policy.
Under our retirement policy, following a qualified retirement, any service-based requirement for unvested stock awards held by the eligible employee is eliminated. Accordingly, the related compensation expense is recognized immediately for qualifying awards granted to eligible employees, or in the case of ineligible employees who later become eligible under the retirement policy, over the period from the grant date to the date a qualifying retirement is achieved, if earlier than the standard vesting dates. Performance-based restricted stock units issued to retirement eligible employees remain subject to the stock awards’ annual performance targets and the expense will be adjusted accordingly based expected achievement.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Non-interest bearing deposit accounts	$1,583,865	$1,055,818
Interest-bearing deposit accounts
Checking accounts	9,118	95,995
Savings	6,320	6,619
GPR deposits	12,207	11,892
Time deposits, denominations greater than or equal to $100	3,767	3,854
Time deposits, denominations less than $100	1,078	1,163
Total interest-bearing deposit accounts	32,490	119,523
Total deposits	$1,616,355	$1,175,341
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2020
(In thousands)
Due in 2020	$1,582
Due in 2021	791
Due in 2022	1,211
Due in 2023	626
Due in 2024	452
Thereafter	183
Total time deposits	$4,845

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the revolving facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets, however, we may make voluntary repayments at any time prior to maturity. In March 2020, we drew down the full amount available to us under our 2019 Revolving Facility to strengthen our liquidity position as a precautionary measure due to the uncertainty associated with the COVID-19 pandemic and to provide flexibility to pursue strategic priorities. As of March 31, 2020 and December 31, 2019, the outstanding balance on our revolving line of credit was $100.0 million and $35.0 million, respectively.
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus .50%, (a) the Wells Fargo prime rate and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The margin is dependent upon on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and .25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of March 31, 2020 was 2.00%.
We also pay a commitment fee, which varies from .20% to .35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for LIBOR Rate loans.
The 2019 Revolving Facility contains customary representations and warranties relating to us and our subsidiaries. The facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2020, we were in compliance with all such covenants.
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
Cash interest expense related to our debt was $0.2 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2020 and 2019 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(1.1)	1.6
General business credits	(6.6)	(1.4)
Employee stock-based compensation	2.1	(3.9)
IRC 162(m) limitation	4.2	2.4
Nondeductible expenses	0.6	0.1
Other	0.1	0.1
Effective tax rate	20.3%	19.9%
The effective tax rate for the three months ended March 31, 2020 and 2019 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of certain executive compensation. The increase in the effective tax rate for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily due to a $4.4 million decline in benefit on the recognition of excess tax benefits from stock-based compensation as we recognized a discrete tax expense related to tax shortfalls from stock based-compensation of $1.2 million for the three months ended March 31, 2020, compared to a $3.1 million excess tax benefit for the prior year comparable period.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the three months ended March 31, 2020, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2020, we maintained a valuation allowance against our capital loss carryforwards as we believe it is more-likely-than-not that the tax benefits related to the capital loss carryforwards will not be realized. As of March 31, 2019, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2016 through 2019. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed.
As of March 31, 2020, we have federal net operating loss carryforwards of approximately $31.9 million, state net operating loss carryforwards of approximately $57.9 million, and capital loss carryforwards of approximately $1.5 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2021 and 2035. Of our total state net operating loss carryforwards, approximately $31.7 million will expire between 2021 and 2039, while the remaining balance of approximately $26.2 million does not expire and carries forward indefinitely. The capital loss carryforwards will expire between the fourth quarter of 2020 and 2023. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $16.3 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Income Taxes (continued)
As of March 31, 2020 and December 31, 2019, we had a liability of $9.7 million and $8.3 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Beginning balance	$8,398	$6,965
Increases related to positions taken during prior years	235	—
Increases related to positions taken during the current year	1,200	1,569
Ending balance	$9,833	$8,534

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$9,662	$8,485
As of March 31, 2020 and 2019, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.4 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019 and entered into an accelerated share repurchase agreement for $100 million in May 2019. In August 2019, we completed final settlement of shares purchased under this agreement, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. As of March 31, 2020, we have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022. Walmart is entitled to voting rights and participate in any dividends paid from the issuance date on the unvested balance, and therefore the total amount of restricted shares issued are included in our total Class A shares outstanding. As of March 31, 2020, there were 893,751 unvested shares outstanding.
The estimated grant-date fair value of the restricted shares is recorded as a component of stock-based compensation expense over the related period we expect to benefit under our relationship with Walmart.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$46,845	$64,043
Income attributable to unvested Walmart restricted shares	(808)	—
Net income allocated to Class A common stockholders	$46,037	$64,043
Denominator:
Weighted-average Class A shares issued and outstanding	51,894	53,050
Basic earnings per Class A common share	$0.89	$1.21

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$46,037	$64,043
Re-allocated earnings	12	—
Diluted net income allocated to Class A common stockholders	$46,049	$64,043
Denominator:
Weighted-average Class A shares issued and outstanding	51,894	53,050
Dilutive potential common shares:
Stock options	57	168
Restricted stock units	338	679
Performance-based restricted stock units	351	641
Employee stock purchase plan	33	13
Diluted weighted-average Class A shares issued and outstanding	52,673	54,551
Diluted earnings per Class A common share	$0.87	$1.17
The restricted shares issued to Walmart contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The computation above excludes income attributable to the unvested restricted shares from the numerator and excludes the dilutive impact of those underlying shares from the denominator.
For the periods presented, we excluded certain restricted stock units and stock options outstanding (as applicable), which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. Additionally, we have excluded any performance-based restricted stock units for which the performance contingency has not been met as of the end of the period. The following table shows the weighted-average number of shares excluded from the diluted EPS calculation as their effects were anti-dilutive:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Class A common stock
Options to purchase Class A common stock	98	—
Restricted stock units	491	204
Performance-based restricted stock units	174	—
Unvested Walmart restricted shares	910	—
Total	1,673	204

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019.
As of March 31, 2020 and December 31, 2019, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2020	(In thousands)
Assets
Corporate bonds	$—	$10,021	$—	$10,021
Agency bond securities	—	15,050	—	15,050
Agency mortgage-backed securities	—	258,553	—	258,553
Municipal bonds	—	4,199	—	4,199
Asset-backed securities	—	19,702	—	19,702
Total assets	$—	$307,525	$—	$307,525

Liabilities
Contingent consideration	$—	$—	$8,300	$8,300

December 31, 2019
Assets
Corporate bonds	$—	$10,012	$—	$10,012
Agency bond securities	—	20,000	—	20,000
Agency mortgage-backed securities	—	211,033	—	211,033
Municipal bonds	—	4,342	—	4,342
Asset-backed securities	—	32,052	—	32,052
Total assets	$—	$277,439	$—	$277,439

Liabilities
Contingent consideration	$—	$—	$9,300	$9,300
We based the fair value of our fixed income securities held as of March 31, 2020 and December 31, 2019 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2020 or 2019.
The following table presents changes in our contingent consideration payable for the three months ended March 31, 2020 and 2019, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance, beginning of period	$9,300	$15,800
Payments of contingent consideration	(1,000)	—
Balance, end of period	$8,300	$15,800

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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Debt
The fair value of our revolving line of credit is based on borrowing rates currently available to a market participant for loans with similar terms or maturity. The carrying amount of our outstanding revolving line of credit approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the revolving line of credit is classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2020 and December 31, 2019 are presented in the table below.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Fair Value of Financial Instruments (continued)

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$19,641	$18,115	$21,417	$19,563

Financial Liabilities
Deposits	$1,616,355	$1,616,300	$1,175,341	$1,175,298
Line of credit	$100,000	$100,000	$35,000	$35,000

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
Our total lease expense amounted to approximately $2.3 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

March 31, 2020

Cash paid for operating lease liabilities (in thousands)	$2,475
Weighted average remaining lease term (years)	3.9
Weighted average discount rate	4.7%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Leases (continued)
Maturities of our operating lease liabilities as of March 31, 2020 is as follows:

Operating Leases
(In thousands)
Remainder of 2020	$7,437
2021	9,839
2022	8,840
2023	3,500
2024	3,464
Thereafter	1,732
34,812
Less: imputed interest	(3,664)
Total lease liabilities	$31,148

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
Other Legal Matters
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
Financial Commitments
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC (“TailFin Labs”), with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. The entity is majority-owned by Walmart and is expected to focus on developing tech-enabled solutions to integrate omni-channel retail shopping and financial services. We own a 20% equity interest in the newly formed entity, in exchange for capital contributions of $35.0 million per year over the next 5 years. We account for our investment in TailFin Labs under the equity method of accounting. Any economic benefits derived from products or services developed by TailFin Labs will be negotiated on a case-by-case basis between the parties. During the three months ended March 31, 2020, we made our first annual capital contribution to TailFin Labs of $35.0 million. As of March 31, 2020, this amount has been classified as a component of our long-term prepaid expenses and other assets on our consolidated balance sheet.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2020	2019
Walmart	25%	30%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	March 31, 2020	December 31, 2019
Walmart	*	13%

*	Constitutes less than 10% for the period presented.

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
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31, 2020
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$245,350	$125,630	$(8,811)	$362,169
Operating expenses	211,543	67,319	24,458	303,320
Operating income	$33,807	$58,311	$(33,269)	$58,849

	Three Months Ended March 31, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$239,633	$110,649	$(9,768)	$340,514
Operating expenses	176,787	54,515	27,827	259,129
Operating income	$62,846	$56,134	$(37,595)	$81,385

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of the coronavirus (COVID-19) pandemic on our business, results of operations and financial condition, results of operations and financial condition, and our response to it, and those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our products and services are divided among our two reportable segments: 1) Account Services and 2) Processing and Settlement Services. We also consider our product and service offerings based on our market distribution strategies, which we refer to as our Consumer Business and Platform Services Business. Refer to our latest Annual Report on Form 10-K "Part 1, Item 1. Business" for more detailed information.
Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019	Change	%
	(In thousands, except percentages)
Total operating revenues	$362,169	$340,514	$21,655	6.4%
Total operating expenses	303,320	259,129	44,191	17.1%
Net income	46,845	64,043	(17,198)	(26.9)%
Impact of COVID-19
The unprecedented and rapid spread of COVID-19 and the measures implemented to contain it have created a significant amount of economic volatility around the globe. We have taken steps to ensure the health and safety of our employees and continued service to our customers and partners, while at the same time seeking to mitigate the impact of the pandemic on our financial condition and results of operations. Additionally, the business and operations of our retail distributors and certain of our BaaS and other partners have been disrupted, with many experiencing reduced foot traffic or usage of their services. While the duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time and the ultimate business and economic impact remains unknown, the conditions caused by this pandemic has and will continue to affect the rate of spending, gross dollar and purchase volume transacted through our network, and the amount of interchange we earn, and could otherwise adversely affect demand for our products and services, all of which could adversely affect our business, results of operations, and financial condition. Moreover, as a result of these conditions during the quarter, we have experienced and may continue to experience increased costs, including higher call center costs. While we have implemented cost-saving measures to offset increased costs and are otherwise working to mitigate the conditions driving our higher costs, the conditions caused by the pandemic could continue to adversely affect our business, results of operations, and financial condition in future periods.
Our employees and business continuity
Over the course of the first quarter of 2020, we enacted business continuity plans in Shanghai, China and across the U.S., mandated that our employees work from home, required contractors to work remotely and implemented strict travel restrictions. While our employees have been successful in maintaining our operations, and our offices in China have since reopened consistent with local guidelines, we have experienced disruption in staffing levels at our third-party call centers across the globe and we continue to work with our partners to restore these staffing levels.
Demand for our products and services
While sales through our online channel were strong during the quarter, the conditions caused by the COVID-19 pandemic have adversely affected our customers’ spending levels and ability or willingness to purchase our products and services through our retail distributors, lowered the volume of transactions through our BaaS platform, delayed the launching of new products and services, all of which will likely adversely affect our future sales, results of operations and financial condition. In particular, the recent increases in filings for unemployment benefits in the U.S., while partially mitigated by the effects of governmental actions such as the CARES Act, have adversely affected our customers' spending levels and retention rates as well as account acquisition and transaction volume from our SimplyPaid programs. Furthermore, the Federal Reserve recently announced reductions in short-term interest rates that have lowered the yields on our cash and investment balances and therefore, we expect a reduction in the amount of interest income we earn for the remainder of the year.
As noted above, the extent of the impacts from these conditions is currently uncertain and dependent on various factors, including the severity and transmission rate of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation actions, the type of stimulus measures and other policy responses that the U.S. government may adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors.
Balance sheet and liquidity
We have taken steps to strengthen our liquidity position and to ensure we have ample flexibility to pursue strategic priorities, including drawing down the full $100 million available to us under our revolving credit facility, instituting an enterprise-wide headcount freeze and delaying or reducing non-critical projects. Additionally, the CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $6 million of additional liquidity during the current year.
Currently, we do not anticipate any material impairments of our assets or material increases in allowances for loans losses.
See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to the COVID-19 pandemic.
Total operating revenues
Our total operating revenues for the three months ended March 31, 2020 increased $21.7 million, or 6% over the prior year comparable period, generating revenue growth from both our Processing and Settlement Services and Account Services segments.
Within our Processing and Settlement Services segment, total operating revenues increased year-over-year by 14% as a result of year-over-year growth in the number of cash transfers and tax refunds processed, expanded adoption of our taxpayer advance programs and the introduction of new tax processing services during the three months ended March 31, 2020 compared with the prior year period. The deferral of the deadline to submit tax returns to July 2020 in response to the COVID-19 pandemic is not expected to materially impact the results of our Processing and Settlement Services segment since that deferral generally drives the behavior of taxpayers who are not expecting to receive refunds.
Within our Account Services segment, total operating revenues increased year-over-year by 2% primarily attributable to growth in the number of direct deposit active accounts from our BaaS and PayCard programs and an increase in BaaS program management service fee revenues earned from platform partners, partially offset by a decline in the number of active accounts in our Consumer programs. Gross dollar volume grew 10% year-over-year primarily due to growth in our BaaS and PayCard programs. Account holders enrolled in direct deposit also contributed to the increase as those accounts tend to generate higher levels of gross dollar volume and purchase volume than other active accounts, and consequently have a greater impact on the amount of interchange revenue we earn. The decline in our active accounts in our Consumer business in recent periods is in part attributable to ongoing changes in our competitive environment, particularly as new entrants market largely free bank account offerings, and the impact of the COVID-19 pandemic in the last month of the first quarter of 2020, which affected new account acquisition through our retail channel. We also experienced a year-over-year decline in net interest income due to lower yields on our cash and investment balances as a result of rate decreases by the Federal Reserve during the three months ended March 31, 2020.
Subsequent to March 31, 2020, we experienced a surge in our gross dollar volume from stimulus funds deposited onto our account programs by the Internal Revenue Service. While we believe gross dollar volume is a strong indicator of our revenue for all our account programs and believe our long term strategy and unique collection of assets provide a competitive advantage to address the competitive pressures we face from new entrants, we have experienced mixed trends in March and April 2020 that make it difficult to forecast future results. Further we are monitoring our direct deposit active base to better understand sources of our gross dollar volume. With respect to the former, we have seen an increased proportion of ACH deposits coming from government benefits as account holders file for unemployment benefits. The enhanced unemployment benefits afforded under the CARES Act has helped offset erosion in payroll deposits.
Total operating expenses
Our total operating expenses for the three months ended March 31, 2020 increased $44.2 million, or 17% over the prior year comparable period. This increase was primarily the result of several factors, including higher processing expenses associated with the growth of BaaS account programs and lower accrued payment network incentives due to the anticipated impact of COVID-19 and higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products and services that are subject to revenue-sharing arrangements with our distributors and partners and our continued marketing investment in our Green Dot Unlimited Cash Back Bank Account ("Green Dot Unlimited"). We also experienced an increase in other general and administrative expenses, primarily due to a year-over-year growth in dispute transaction losses and higher depreciation and amortization of property, plant and equipment as a result of growth in capital expenditures in recent years. These increases were offset by a decrease in compensation and benefits expenses primarily due to lower accrued bonuses and employee stock-based compensation expenses associated with performance based equity awards.
As previously announced, we renewed our Walmart MoneyCard agreement in October 2019. The term of the agreement began on January 1, 2020 and expires on January 31, 2027, with an automatic renewal clause for an additional period of one year, subject to certain terms as discussed in the agreement. Revenues generated under the MoneyCard program have represented a substantial, but declining portion of our total operating revenues. Under this new agreement, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Consequently, we expect our sales and marketing expenses throughout 2020 to be negatively impacted by the increased commission rate.
Income taxes
Our income tax expense decreased $3.9 million, or 25% below the prior year comparable period primarily due to a decline in operating income generated.

Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended March 31,
	2020	2019	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$14,294	$12,977	$1,317	10.1%
GDV from Direct Deposit Sources	$10,654	$10,217	$437	4.3%
Number of Active Accounts*	5.74	6.05	(0.31)	(5.1)%
Direct Deposit Active Accounts*	2.99	2.87	0.12	4.2%
Purchase Volume	$8,282	$8,200	$82	1.0%
Cash Transfers	12.13	10.98	1.15	10.5%
Tax Refunds Processed	9.70	9.39	0.31	3.3%
* Represents number of active and direct deposit active accounts as of March 31, 2020 and 2019, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products from direct deposit and non-direct deposit sources. A substantial portion of our gross dollar volume is generated from direct deposit sources. We use these metrics to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base. This metric also serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increase in total dollar volume of 10.1% during the three months ended March 31, 2020 and the increase in gross dollar volume from direct deposit sources of 4.3% during the three months ended March 31, 2020, from the comparable prior year period were principally driven by an increase in the number of direct deposit active accounts.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This metric includes general purpose reloadable prepaid card accounts, demand deposit or checking accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. Within our active accounts, we monitor the mix of direct deposit accounts and non-direct deposit accounts. Our direct deposit active accounts, on average, have the longest tenure and generate the majority of our gross dollar volume in any period and thus, generate more revenue over their lifetime than other active accounts. Despite a year-over-year decrease in the number of active accounts, resulting principally from lower unit sales of accounts within our retail and digital consumer programs, we had an increase in direct deposit active accounts of 4% as of March 31, 2020 on a year-over-year basis, primarily driven by growth in our Platform Service offerings from our BaaS and PayCard and Wage Disbursement programs, which are comprised principally of account holders enrolled in direct deposit.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals and in 2020, excludes volume generated by certain BaaS programs where the BaaS partner earns interchange and we earn a platform fee. We use this metric to analyze interchange revenue, which is a key component of our financial performance. Purchase volume increased approximately 1% during the three months ended March 31, 2020 from the comparable prior year period.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 10.5% during the three months ended March 31, 2020 over the prior year comparable period primarily due to an increase in transactions and the number of third-party account programs that utilize the Green Dot Network to accept funds through our cash processing network.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The overall increase in the number of tax refunds processed of 3.3% during the three months ended March 31, 2020, was primarily driven by an increase in refunds processed through online consumer tax filing software platforms, compared to the prior year period.
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

Operating Expenses
We classify our operating expenses into the following four categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the commissions we pay to our retail distributors, brokers and platform partners, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized GPR and GoBank cards to consumers who have activated their cards. We generally establish commission percentages in long-term distribution agreements with our retail distributors and platform partners. Aggregate commissions with our retail distributors are determined by the number of account products and cash transfers sold at their respective retail stores. Commissions with our platform partners and, in certain cases, our retail distributors are determined by the revenue generated from the ongoing use of the associated card programs. We incur advertising and marketing expenses for television, sponsorships, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of GPR and GoBank accounts activated by consumers.
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
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended March 31, 2020 and 2019
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$141,394	39.0%	$129,577	38.0%
Processing and settlement service revenues	123,066	34.0	107,579	31.6
Interchange revenues	90,866	25.1	92,541	27.2
Interest income, net	6,843	1.9	10,817	3.2
Total operating revenues	$362,169	100.0%	$340,514	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $141.4 million for the three months ended March 31, 2020, an increase of $11.8 million, or 9.1%, from the comparable prior year period. Our card revenues and other fees increased principally as a result of BaaS program management service fee revenues earned from platform partners. This increase was offset partially by a decline in monthly maintenance fees and an increase in estimated cash back rewards that we record as a reduction to card revenues and other fees. The decline in monthly maintenance fees is associated with the decline in the number of active accounts in our Consumer business, as discussed above. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program, customer activity and customer redemption rates. Cash rewards have increased steadily year-over-year as our cash-back programs have grown, principally from those launched in 2016 and to a lesser extent, new cash-back programs launched in 2019.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $123.1 million for the three months ended March 31, 2020, an increase of $15.5 million, or 14%, from the comparable prior year period. The increase was driven primarily by year-over-year growth in transaction volume associated with cash transfers and tax refunds processed, expanded adoption of our taxpayer advance programs and the introduction of new tax processing services.
Interchange Revenues — Interchange revenues totaled $90.9 million for the three months ended March 31, 2020, a decrease of $1.6 million, or 2%, from the comparable prior year period. The decrease was primarily due to a decline in interchange rates earned on purchase volume during the three months ended March 31, 2020.
Interest Income, net — Net interest income totaled $6.8 million for the three months ended March 31, 2020, a decrease of $4.0 million, or 37%, from the comparable prior year period. The decrease was principally the result of lower yields on our investment securities portfolio and customer funds on deposit as a result of rate decreases by the Federal Reserve during the three months ended March 31, 2020.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$116,738	32.2%	$98,701	29.0%
Compensation and benefits expenses	53,065	14.7	61,475	18.1
Processing expenses	71,095	19.6	51,632	15.2
Other general and administrative expenses	62,422	17.2	47,321	13.8
Total operating expenses	$303,320	83.7%	$259,129	76.1%
Sales and Marketing Expenses — Sales and marketing expenses totaled $116.7 million for the three months ended March 31, 2020, an increase of $18.0 million, or 18% from the comparable prior year period. This increase was primarily driven by an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements and an increase in advertising expenses in continued support of our Green Dot Unlimited product launched in the second half of 2019. Under our new agreement with Walmart, the sales commission rate we pay for the MoneyCard program increased from the prior agreement. We expect our sales and marketing expenses in 2020 to be negatively impacted by the increased commission rate.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $53.1 million for the three months ended March 31, 2020, a decrease of $8.4 million or 14% from the comparable prior year period. The decrease was due to lower salaries and wages of $4.8 million, principally due to lower accrued bonus compensation, and a decline in stock-based compensation of approximately $3.4 million, in both cases due to lower performance expectations in light of the COVID-19 pandemic.
Processing Expenses — Processing expenses totaled $71.1 million for the three months ended March 31, 2020, an increase of $19.5 million or 38% from the comparable prior year period. This increase was principally due to growth in BaaS account programs within our Account Services segment and lower accrued payment network incentives due to the anticipated impact of the COVID-19 pandemic.
Other General and Administrative Expenses — Other general and administrative expenses totaled $62.4 million for the three months ended March 31, 2020, an increase of $15.1 million or 32%, from the comparable prior year period. This increase was primarily due a year-over-year growth in dispute transaction losses and higher depreciation and amortization of property, plant and equipment as a result of growth in capital expenditures in recent years.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended March 31,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(1.1)	1.6
General business credits	(6.6)	(1.4)
Employee stock-based compensation	2.1	(3.9)
IRC 162(m) limitation	4.2	2.4
Nondeductible expenses	0.6	0.1
Other	0.1	0.1
Effective tax rate	20.3%	19.9%
Our income tax expense totaled $12.0 million, a decrease of $3.9 million or 25% from the comparable prior year period primarily due to a decline in our operating income. The increase in the effective tax rate is primarily due to the impact of general business credits, partially offset by year-over-year decline of $4.4 million in excess tax benefits from stock-based compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Total cash provided by (used in)
Operating activities	$104,130	$115,385
Investing activities	(73,870)	(40,291)
Financing activities	469,893	510,513
Increase in unrestricted cash, cash equivalents and restricted cash	$500,153	$585,607
For the three months ended March 31, 2020 and 2019, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. As of March 31, 2020, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.6 billion. We also consider our $307.5 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe our current unrestricted cash and cash equivalents, cash flows from operations and financing from our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other commitments for at least the next 12 months, as discussed below. We will continue to monitor the impact of COVID-19 on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $104.1 million of net cash provided by operating activities during the three months ended March 31, 2020 was the result of $46.8 million of net income, adjusted for certain non-cash operating items of $33.9 million and increases in net changes in our working capital assets and liabilities of $23.4 million. Our $115.4 million of net cash provided by operating activities during the three months ended March 31, 2019 was the result of $64.0 million of net income, adjusted for certain non-cash operating items of $37.3 million and increases in net changes in our working capital assets and liabilities of $14.0 million.
Cash Flows from Investing Activities
Our $73.9 million of net cash used in investing activities during the three months ended March 31, 2020 was primarily due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $24.7 million, the acquisition of property and equipment of $15.7 million, and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million. Our $40.3 million of net cash used in investing activities during the three months ended March 31, 2019 was due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $22.7 million and the acquisition of property and equipment of $19.3 million.
Cash Flows from Financing Activities
Our $469.9 million of net cash provided from financing activities during the three months ended March 31, 2020 was principally the result of a net increase in customer deposits of $442.0 million and net borrowings on our revolving credit facility of $65.0 million, offset by a net decrease of $34.7 million in obligations to customers. Our $510.5 million of net cash provided from financing activities during the three months ended March 31, 2019 was primarily the result of a net increase in customer deposits of $621.0 million, offset by the $60.0 million voluntary prepayment of our note payable, a net decrease of $39.4 million in obligations to customers and $11.8 million in tax payments made to net settle equity awards.
Commitments
While the effect of COVID-19 has created economic uncertainty and impacted how we manage our liquidity and capital resources, and we have instituted an enterprise-wide headcount freeze and delayed or reduced non-critical projects, we anticipate that we will continue to purchase property and equipment we consider necessary to support our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including when we begin hiring new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of the COVID-19 pandemic. We intend to continue to invest in new products and programs we believe are critical, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. However, we do not expect these capital expenditures will exceed the amount of our capital expenditures in the previous year.

We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions. On February 28, 2017, we completed our acquisition of all the membership interests of UniRush LLC, which included a minimum $4 million annual earn-out payment for five years following the closing. The earn-out payments will be made each year, with the minimum payment potentially becoming greater if certain revenue growth targets for the RushCard GPR card program are met in a given year.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
2019 Revolving Facility
In October 2019, we entered into a new revolving credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The new credit agreement provides for a $100 million five-year revolving facility and matures in October 2024. At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. During the first quarter of 2020, we drew the maximum amount available to us on the 2019 Revolving Facility, resulting in a balance of $100.0 million outstanding as of March 31, 2020.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At March 31, 2020, we were in compliance with all such covenants.
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
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC, with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. See Note 16—Commitments and Contingencies of the Notes to our Consolidated Financial Statements for additional information.
As of and for the three months ended March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of March 31, 2020 and December 31, 2019, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2020 which management believes would have changed our category as "well capitalized."
As a result of the economic disruption caused by the COVID-19 pandemic, in March 2020 the joint federal bank regulatory agencies issued an interim final rule (the "Interim Rule") that allows banking organizations that were required to implement the Current Expected Credit Loss ("CECL") accounting standard in 2020 optional relief that delays an estimate of the impact of CECL on its regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. We did not adopt the option provided by the Interim Rule because the impact of adopting CECL was not material to our financial statements and regulatory capital.
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$466,784	19.7%	4.0%	n/a
Common equity Tier 1 capital	$466,784	74.4%	4.5%	n/a
Tier 1 capital	$466,784	74.4%	6.0%	6.0%
Total risk-based capital	$471,281	75.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$218,699	11.3%	4.0%	5.0%
Common equity Tier 1 capital	$218,699	79.9%	4.5%	6.5%
Tier 1 capital	$218,699	79.9%	6.0%	8.0%
Total risk-based capital	$220,033	80.4%	8.0%	10.0%

	December 31, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$400,445	22.2%	4.0%	n/a
Common equity Tier 1 capital	$400,445	70.5%	4.5%	n/a
Tier 1 capital	$400,445	70.5%	6.0%	6.0%
Total risk-based capital	$404,469	71.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$204,141	13.9%	4.0%	5.0%
Common equity Tier 1 capital	$204,141	82.8%	4.5%	6.5%
Tier 1 capital	$204,141	82.8%	6.0%	8.0%
Total risk-based capital	$205,548	83.4%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a more meaningful component to our consolidated operating results, we do not consider our cash and cash equivalents or our investment securities to be subject to material interest rate risk due to their short duration. However, the Federal Open Market Committee (FOMC) decreased the federal funds target rate during the three months ended March 31, 2020, with additional changes possible in the future. Further changes in short-term interest rates could adversely impact the amount of net interest income we earn.
As of March 31, 2020, we drew the maximum amount available under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Our revolving credit facility is, and is expected to be, at variable rates of interest and expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming we continue to have our new revolving facility drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of March 31, 2020, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Our exposure to credit risk associated with our retail distributors and Simply Paid distribution partners is mitigated due to the short time period, currently an average of two days, that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor and Simply Paid distribution partner. We monitor each retail distributor’s and Simply Paid distribution partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring our retail distributor and Simply Paid distribution partner exposure and assigning credit limits, and reports regularly to the risk committee of our Board of Directors. We will continue to monitor our exposure to credit risk with our retail distributors and other business partners in light of the COVID-19 pandemic.

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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
ITEM 1A. Risk Factors
Risks Related to Our Business
The effects of the COVID-19 pandemic have significantly affected how we and our retail distributors are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide and has reduced consumer spending in the markets in which we operate and across the global economy.
Our operations have also begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. As a result of the COVID-19 pandemic, in the first quarter, we closed our offices in both China and the United States, and required our employees and certain of our contractors to work remotely and implemented certain travel restrictions. While we did not experience a significant decline in productivity during this period and our offices in China have since reopened consistent with local guidelines, our personnel in China and the United States continue to be subject to certain restrictions, which could increase our costs, lower productivity or otherwise impact our business, results of operations and financial condition while these conditions persist. In addition, many of the third-party call centers we rely on to provide customer support were closed in the first quarter due to the pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher transaction losses as compared to period periods. We are continuing to work with our partners to restore these staffing levels. The business and operations of our retail distributors and our BaaS and other partners have likewise been disrupted, with many experiencing reduced foot traffic or usage of their services. If the COVID-19 pandemic has a substantial and prolonged impact on our employees, partners or distributors’ attendance or productivity, our results of operations and overall financial performance may adversely harmed
While the duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation actions, the type of stimulus measures and other policy responses that the U.S. government may adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors, it has already had an adverse effect on the global economy, and the ultimate business and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic has and will continue to negatively affect account acquisition through our retail distributors and certain of our BaaS and other partners, retention rates, the rate of spending, gross dollar and purchase volume transacted through our network, the amount of interchange we earn, and could otherwise adversely affect demand for our products and services and result in increased pricing pressures, all of which could adversely affect our business, results of operations, and financial condition. As a result of these conditions during the quarter, we have also experienced and may continue to experience increased costs, including higher call center costs, which could continue to adversely affect our business, results of operations, and financial condition in future periods. Furthermore, the Federal Reserve recently announced reductions in short-term interest rates that have lowered the yields on our cash and investment balances and therefore, we expect a reduction in the amount of interest income we earn for the remainder of the year. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussions of the potential impact of the COVID-19 pandemic and associated economic disruptions.

Our operating results may fluctuate in the future, which could cause our stock price to decline.
Our quarterly and annual results of operations may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, including, but not limited to:
•the timing and volume of purchases and use of our products and services;
•the timing and volume of tax refunds or other government payments (including the recent stimulus payments related to the COVID-19 pandemic) processed by us, including the impact of any general delays in disbursements from the U.S. and State Treasuries;
•the timing and success of new product or service introductions by us or our competitors;
•seasonality in the purchase or use of our products and services;
•changes in the level of interchange rates that can be charged;
•fluctuations in customer retention rates;
•changes in the mix of products and services that we sell;
•changes in the mix of retail distributors through which we sell our products and services;
•the timing of commencement, renegotiation or termination of relationships with significant retail distributors and BaaS platform partners;
•the timing of commencement of new product development and initiatives, the timing of costs of existing product roll-outs and the length of time we must invest in those new products, channels or retail distributors before they generate material operating revenues;
•our ability to effectively sell our products through direct-to-consumer initiatives;
•changes in our or our competitors’ pricing policies or sales terms;
•new product offerings from our competitors;
•costs associated with significant changes in our risk policies and controls;
•the amount and timing of costs related to fraud losses;
•the amount and timing of commencement and termination of major advertising campaigns, including sponsorships;
•the amount and timing of costs related to the acquisition of complementary businesses;
•the amount and timing of costs of any major litigation to which we are a party;
•disruptions in the performance of our products and services, including interruptions in the services we provide to other businesses, and the associated financial impact thereof;
•the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business, operations and infrastructure;
•interest rate volatility;
•changes in our executive leadership team;
•accounting charges related to impairment of goodwill and other intangible assets;
•our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market;
•volatility in the trading price of our Class A common stock, which may lead to higher or lower stock-based compensation expenses;
•changes in the political or regulatory environment affecting the banking, electronic payments or tax refund processing industries;
•economic downturns or uncertainty in financial markets, including those recently caused by the COVID-19 pandemic; and

•other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic.
The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 25% for the three months ended March 31, 2020. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the recent COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. In addition, a large portion of our Processing and Settlement Services revenues is dependent on tax preparation partners as the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products and services, including competing account programs and tax refund processing services, for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on our retail distributors and tax preparation partners and their willingness to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services; they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by operational decisions by our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several types for tax refund processing services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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
Our systems and the systems of third-party processors are susceptible to outages and interruptions due to fire, natural disaster, power loss, telecommunications failures, software or hardware defects, terrorist attacks, pandemics such as the COVID-19 pandemic and similar events. We use both internally developed and third-party systems, including cloud computing and storage systems, for our services and certain aspects of transaction processing. Interruptions in our service may result for a number of reasons. For example, the data center hosting facilities that we use could be closed without adequate notice or suffer unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add data centers and add capacity in our existing data centers, we could experience problems transferring customer accounts and data, impairing the delivery of our service.
Any damage to, or failure of, or delay in our processes or systems generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities and cloud providers), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service, causing customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures could reduce the attractiveness of our products and services, including our BaaS platform, and result in contract terminations, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could be damaging to our reputation and may adversely impact use of our products and services, including our BaaS platform, and adversely affect our ability to attract new customers and business partners. Additionally, some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur. In addition, our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur.

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
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank fails to comply with its applicable capital and leverage commitments, the Federal Reserve Board may limit our ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, as a bank holding company and a financial holding company, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and financial holding companies. This restriction might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities.

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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2020, interchange revenues represented 25.1% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
From time to time, we issue guidance in our quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which constitutes forward-looking statements, is based upon a number of management's assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, consumer and competitive uncertainties and contingencies, as well other factors, many of which are beyond our control (such as the COVID-19 pandemic), and are based upon specific assumptions with respect to future business decisions, some of which will change. While we have stated and we intend to continue to state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables are changed, we can provide no assurances that actual results will not fall outside of the suggested ranges.
The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any of these persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions over the last several years we adjusted our revenue guidance when actual results varied from our assumptions. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material, especially in times of economic uncertainty. In addition, any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth in this Item 1A could result in our actual operating results being different from our guidance, and such differences may be adverse and material.
Due to the uncertainty around the scope and the duration of the COVID-19 pandemic, we have decided to withdraw our guidance for 2020 until we have better visibility into the effect of the COVID-19 pandemic on our results of operations. If and when we provide guidance in the future, if our operating or financial results for a particular period do not meet our guidance or the expectations of our investors and analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.
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
Further, we have in the past and may in the future experience operational issues with the third-party call centers that we rely on to provide customer support. For example, recently, many of our U.S. third-party call centers were closed in the first quarter due to the COVID-19 pandemic, which resulted in delayed responses to customers and a higher usage of automated services. While such issues have largely been resolved, these conditions contributed to transaction losses as compared to period periods. Any prolonged closure or disruption in the services provided by such call centers could have an adverse effect on our business.
Our business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or there are adverse developments with respect to the prepaid financial services industry in general.
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry, new technologies, a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or other factors outside of our control such as an economic downturn due to the COVID-19 pandemic. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 12 issued patents and 5 patent applications pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third-parties.
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
We have in the past acquired, and we expect to acquire in the future, other businesses and technologies. The process of integrating an acquired business, product, service or technology can involve a number of special risks and challenges, including:
•increased regulatory and compliance requirements;
•implementation or remediation of controls, procedures and policies at the acquired company;
•diversion of management time and focus from operation of our then-existing business;
•integration and coordination of product, sales, marketing, program and systems management functions;
•transition of the acquired company’s users and customers onto our systems;
•integration of the acquired company’s accounting, information management, human resource and other administrative systems and operations generally with ours;
•integration of employees from the acquired company into our organization;
•loss or termination of employees, including costs associated with the termination or replacement of those employees;
•liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes, and tax and other known and unknown liabilities; and
•increased litigation or other claims in connection with the acquired company, including claims brought by terminated employees, customers, former stockholders or other third parties.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $513.3 million as of March 31, 2020. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2020, we had assets subject to settlement risk of $281.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic downturns, such as the recent downturn due to the COVID-19 pandemic, could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Economic, political and other conditions may adversely affect trends in consumer spending.

The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. We believe the U.S. economy is entering into an economic downturn. If the recent economic downturn continues or deteriorates further due to the COVID-19 pandemic, we may experience a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We have experienced transitions among our executive officers, including the departures of our founder, President and Chief Executive Officer, Steven W. Streit, as well as our Chief Operating Officer and Chief Financial Officer since December 31, 2019. We recently appointed a new Chief Executive Officer and are currently searching for a permanent Chief Financial Officer. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed. If we fail to manage any future transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Competitors have in the past and may in the future attempt to recruit our top management and employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed.
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
If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. We may seek to raise capital by, among other things:
•issuing additional shares of our Class A common stock or other equity securities;
•issuing convertible or other debt securities; and
•borrowing funds under a new credit facility.
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

To maximize our liquidity and increase our available cash on hand in the event of a protracted COVID-19 pandemic, in March 2020 we drew down the full $100 million available under our revolving line of credit, for an outstanding balance of $100 million. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results.
Some of our operations, including a significant portion of our software development operations, are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.
We have significantly expanded our software development operations in Shanghai, China and we expect to continue to increase headcount and infrastructure as we scale our operations in this region. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, natural disasters, outbreaks of pandemic disease, such as the COVID-19 pandemic, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services, which could materially and adversely affect our business.
Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
•increased complexity and costs of managing international operations;
•regional economic instability;
•geopolitical instability and military conflicts;
•limited protection of our intellectual property and other assets;
•compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•foreign currency exchange fluctuations relating to our international operating activities;
•local business and cultural factors that differ from our normal standards and practices; and
•differing employment practices and labor relations.
The occurrence of catastrophic events could damage our facilities or the facilities of third parties on which we depend, which could force us to curtail our operations.
We and some of the third-party service providers on which we depend for various support functions, such as customer service and card processing, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, outbreaks of pandemic disease, such as COVID-19, and similar unforeseen events beyond our control. Our principal offices, for example, are situated in southern California near known earthquake fault zones and are currently subject to the state-wide shelter in place order. If any catastrophic event were to occur, our ability to operate our business could be seriously impaired. In addition, we might not have adequate insurance to cover our losses resulting from catastrophic events or other significant business interruptions. Our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur related to such events. Any significant losses that are not recoverable under our insurance policies, as well as the damage to, or interruption of, our infrastructure and processes, could seriously impair our business and financial condition.
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
In the recent past, stocks generally, and financial services company stocks in particular, have experienced high levels of volatility. The trading price of our Class A common stock has been highly volatile since our initial public offering and may continue to be subject to wide fluctuations. The trading price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market prices and trading volumes of financial services company stocks;
•actual or anticipated changes in our results of operations or fluctuations in our operating results;
•actual or anticipated changes in the expectations of investors or the recommendations of any securities analysts who follow our Class A common stock;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•business disruptions and costs related to shareholder activism;
•litigation and investigations or proceedings involving us, our industry or both or investigations by regulators into our operations or those of our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•general economic conditions (including those caused by the COVID-19 pandemic);
•changes to the indices in which our Class A common stock is included;
•sales of shares of our Class A common stock by us or our stockholders; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic.
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
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board of Directors and take other corporate actions. These provisions, among other things:
•provide for non-cumulative voting in the election of directors;

•authorize our Board of Directors, without stockholder approval, to issue preferred stock with terms determined by our Board of Directors and to issue additional shares of our Class A common stock;
•limit the voting power of a holder, or group of affiliated holders, of more than 24.9% of our common stock to 14.9%;
•provide that only our Board of Directors may set the number of directors constituting our Board of Directors or fill vacant directorships;
•prohibit stockholder action by written consent and limit who may call a special meeting of stockholders; and
•require advance notification of stockholder nominations for election to our Board of Directors and of stockholder proposals.
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
ITEM 5. Other Information
None

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

3.1(1)	Amendment to Amended and Restated Bylaws of Green Dot Corporation (dated March 4, 2020)

10.1(2)	2020 Executive Officer Incentive Bonus Plan

10.2(3)	Employment Agreement between Dan Henry and Green Dot Corporation dated March 24, 2020.

10.3	Green Dot Corporation Inducement Stock Option Award Agreement, dated March 25, 2020.

10.4	Green Dot Corporation Inducement Award Agreement (Performance Restricted Stock Unit), dated March 25, 2020.

10.5	Green Dot Corporation Inducement Award Agreement (Restricted Stock Unit), dated March 25, 2020.

31.1	Certification of Dan Henry, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dan Henry, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
* Furnished and not filed.
(1) Exhibit 3.1 is incorporated by reference to Exhibit 3.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 6, 2020.
(2) Exhibit 10.1 is incorporated by reference to Exhibit 10.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on February 26, 2020.
(3) Exhibit 10.2 is incorporated by reference to Exhibit 10.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on March 30, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 11, 2020	By:	/s/ Jess Unruh
		Name:	Jess Unruh
		Title:	Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)