Form 10-Q
period 2020-06-30
GREEN DOT CORP
filed 2020-08-06
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 53,372,108 shares of Class A common stock outstanding, par value $.001 per share as of July 31, 2020.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,931,467	$1,063,426
Restricted cash	5,944	2,728
Investment securities available-for-sale, at fair value	—	10,020
Settlement assets	312,401	239,222
Accounts receivable, net	46,562	59,543
Prepaid expenses and other assets	57,694	66,183
Income tax receivable	1,364	870
Total current assets	2,355,432	1,441,992
Investment securities available-for-sale, at fair value	241,534	267,419
Loans to bank customers, net of allowance for loan losses of $570 and $1,166 as of June 30, 2020 and December 31, 2019, respectively	19,551	21,417
Prepaid expenses and other assets	42,346	10,991
Property, equipment, and internal-use software, net	148,258	145,476
Operating lease right-of-use assets	23,476	26,373
Deferred expenses	6,910	16,891
Net deferred tax assets	9,097	9,037
Goodwill and intangible assets	506,117	520,994
Total assets	$3,352,721	$2,460,590
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,351	$37,876
Deposits	2,000,570	1,175,341
Obligations to customers	88,508	69,377
Settlement obligations	10,696	13,251
Amounts due to card issuing banks for overdrawn accounts	255	380
Other accrued liabilities	133,256	107,842
Operating lease liabilities	8,075	8,764
Deferred revenue	13,448	28,355
Income tax payable	20,035	3,948
Total current liabilities	2,302,194	1,445,134
Other accrued liabilities	7,547	10,883
Operating lease liabilities	20,912	24,445
Line of credit	—	35,000
Net deferred tax liabilities	17,843	17,772
Total liabilities	2,348,496	1,533,234
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2020 and December 31, 2019; 53,297 and 51,807 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	53	52
Additional paid-in capital	323,083	296,224
Retained earnings	678,898	629,040
Accumulated other comprehensive income	2,191	2,040
Total stockholders’ equity	1,004,225	927,356
Total liabilities and stockholders’ equity	$3,352,721	$2,460,590
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$152,681	$121,613	$294,075	$251,190
Processing and settlement service revenues	65,450	67,073	188,516	174,652
Interchange revenues	95,970	81,334	186,836	173,875
Interest income, net	2,139	8,306	8,982	19,123
Total operating revenues	316,240	278,326	678,409	618,840
Operating expenses:
Sales and marketing expenses	106,811	87,432	223,549	186,133
Compensation and benefits expenses	58,867	48,298	111,932	109,773
Processing expenses	71,371	49,222	142,466	100,854
Other general and administrative expenses	73,801	49,411	136,223	96,732
Total operating expenses	310,850	234,363	614,170	493,492
Operating income	5,390	43,963	64,239	125,348
Interest expense, net	443	66	684	1,670
Other income (expense), net	2,154	(99)	2,346	34
Income before income taxes	7,101	43,798	65,901	123,712
Income tax expense	3,807	9,106	15,762	24,977
Net income	$3,294	$34,692	$50,139	$98,735

Basic earnings per common share:	$0.06	$0.66	$0.95	$1.87
Diluted earnings per common share:	$0.06	$0.64	$0.93	$1.82
Basic weighted-average common shares issued and outstanding:	52,275	52,588	52,084	52,818
Diluted weighted-average common shares issued and outstanding:	53,164	53,811	52,913	54,154
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$3,294	$34,692	$50,139	$98,735
Other comprehensive income
Unrealized holding (loss) gain, net of tax	(4,006)	996	151	2,162
Comprehensive (loss) income	$(712)	$35,688	$50,290	$100,897
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2020	52,854	$53	$306,151	$675,604	$6,197	$988,005
Common stock issued under stock plans, net of withholdings and related tax effects	443	—	3,330	—	—	3,330
Stock-based compensation	—	—	13,602	—	—	13,602
Net income	—	—	—	3,294	—	3,294
Other comprehensive income	—	—	—	—	(4,006)	(4,006)
Balance at June 30, 2020	53,297	$53	$323,083	$678,898	$2,191	$1,004,225

	Three Months Ended June 30, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2019	53,148	$53	$384,447	$593,186	$1,029	$978,715
Common stock issued under stock plans, net of withholdings and related tax effects	327	1	(918)	—	—	(917)
Stock-based compensation	—	—	8,427	—	—	8,427
Repurchases of Class A common stock	(1,666)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	34,692	—	34,692
Other comprehensive income	—	—	—	—	996	996
Balance at June 30, 2019	51,809	$52	$291,958	$627,878	$2,025	$921,913
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	515	—	1,873	—	—	1,873
Stock-based compensation	—	—	24,987	—	—	24,987
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	50,139	—	50,139
Other comprehensive income	—	—	—	—	151	151
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at June 30, 2020	53,297	$53	$323,083	$678,898	$2,191	$1,004,225

	Six Months Ended June 30, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	558	1	(12,039)	—	—	(12,038)
Stock-based compensation	—	—	23,242	—	—	23,242
Repurchases of Class A common stock	(1,666)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	98,735	—	98,735
Other comprehensive income	—	—	—	—	2,162	2,162
Balance at June 30, 2019	51,809	$52	$291,958	$627,878	$2,025	$921,913
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Operating activities
Net income	$50,139	$98,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	28,175	23,003
Amortization of intangible assets	14,231	16,349
Provision for uncollectible overdrawn accounts from purchase transactions	4,398	4,047
Stock-based compensation	24,987	23,242
Losses in equity method investment	2,716	—
Realized gain on sale of available-for-sale investment securities	(5,062)	—
Amortization of premium (discount) on available-for-sale investment securities	432	(224)
Amortization of deferred financing costs	84	1,124
Impairment of internal-use software	1,068	104
Changes in operating assets and liabilities:
Accounts receivable, net	8,583	8,696
Prepaid expenses and other assets	9,285	8,051
Deferred expenses	9,981	13,634
Accounts payable and other accrued liabilities	13,665	(31,207)
Deferred revenue	(15,096)	(18,799)
Income tax receivable/payable	15,407	20,929
Other, net	(1,477)	(616)
Net cash provided by operating activities	161,516	167,068

Investing activities
Purchases of available-for-sale investment securities	(208,502)	(90,216)
Proceeds from maturities of available-for-sale securities	61,717	50,354
Proceeds from sales of available-for-sale securities	187,668	101
Payments for acquisition of property and equipment	(31,395)	(37,746)
Net changes in loans	1,612	(1,296)
Investment in TailFin Labs, LLC	(35,000)	—
Other	(832)	—
Net cash used in investing activities	(24,732)	(78,803)

Financing activities
Repayments of borrowings from notes payable	—	(60,000)
Borrowings on revolving line of credit	100,000	—
Repayments on revolving line of credit	(135,000)	—
Proceeds from exercise of options and ESPP purchases	4,858	4,836
Taxes paid related to net share settlement of equity awards	(2,985)	(16,874)
Net increase in deposits	826,203	140,110
Net decrease in obligations to customers	(56,603)	(48,306)
Contingent consideration payments	(2,000)	(2,634)
Repurchase of Class A common stock	—	(100,000)
Net cash provided by (used in) financing activities	734,473	(82,868)

Net increase in unrestricted cash, cash equivalents and restricted cash	871,257	5,397
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,066,154	1,095,218
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,937,411	$1,100,615

Cash paid for interest	$759	$1,604
Cash paid for income taxes	$34	$3,702

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,931,467	$1,096,498
Restricted cash	5,944	4,117
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,937,411	$1,100,615
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2020, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2020 and through the date of this Report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and effects of the COVID-19 pandemic, as well as other factors.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") that requires financial assets measured at amortized cost be presented at the net amount expected to be collected. Credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited by the amount that the fair value is less than amortized cost. The amendments under ASU 2016-13 eliminate the probable incurred loss recognition model under GAAP and introduce a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The new ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
assumptions, models, and methods for estimating expected credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.
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
Most of our financial assets within the scope of ASU 2016-13 are considered highly short-term in nature and therefore, we are less susceptible to risks and uncertainty of credit losses over extended periods of time. The adoption of ASU 2016-13 did not result in any material changes to our methods for developing our allowance for credit losses, or the information we assess in developing our current estimate of expected credit losses. See Notes 4, 5 and 6 to these consolidated financial statements for additional information on our financial assets within scope of the new accounting standard.
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$132,059	$65,450	$123,152	$67,071
Transferred over time	115,290	1,302	77,564	2,233
Operating revenues (1)	$247,349	$66,752	$200,716	$69,304

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$256,179	$188,516	$264,074	$174,647
Transferred over time	222,479	2,253	157,331	3,665
Operating revenues (1)	$478,658	$190,769	$421,405	$178,312

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues
Within our Account Services segment, revenues recognized at a point in time are comprised principally of ATM fees, interchange, and other similar transaction-based fees. Revenues recognized over time consist of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS partner program management fees. Substantially all of our processing and settlement services are recognized at a point in time.
Refer to Note 19 — Segment Information for our revenues disaggregated by our products and services and the components to our total operating revenues on our Consolidated Statements of Operations for additional information.
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $8.9 million and $10.2 million in revenue for the three months ended June 30, 2020 and 2019, respectively, and $25.9 million and $31.4 million for the six months ended June 30, 2020 and 2019, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2020
Corporate bonds	$10,000	$58	$—	$10,058
Agency bond securities	15,000	44	—	15,044
Agency mortgage-backed securities	189,533	2,320	(49)	191,804
Municipal bonds	4,275	143	—	4,418
Asset-backed securities	19,896	314	—	20,210
Total investment securities	$238,704	$2,879	$(49)	$241,534

December 31, 2019
Corporate bonds	$10,000	$12	$—	$10,012
Agency bond securities	19,980	20	—	20,000
Agency mortgage-backed securities	208,821	2,453	(241)	211,033
Municipal bonds	4,342	2	(2)	4,342
Asset-backed securities	31,814	238	—	32,052
Total investment securities	$274,957	$2,725	$(243)	$277,439

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of June 30, 2020 and December 31, 2019, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2020
Agency mortgage-backed securities	$6,768	$(45)	$1,371	$(4)	$8,139	$(49)

December 31, 2019
Agency mortgage-backed securities	$43,337	$(153)	$8,735	$(88)	$52,072	$(241)
Municipal bonds	—	—	113	(2)	113	(2)
Total investment securities	$43,337	$(153)	$8,848	$(90)	$52,185	$(243)
Our investments generally consist of highly rated securities, as our investment policy restricts our investments to highly liquid, low credit risk assets. We did not record any significant credit-related impairment losses during the three and six months ended June 30, 2020 or 2019 on our available-for-sale investment securities. Upon adoption of ASU 2016-13, we establish an allowance for credit losses limited by the amount that the fair value of the investment is less than its amortized cost, rather than a direct write down under previous GAAP. Any subsequent improvements in credit will be recognized in income through a reversal of the allowance established. We continue to record non-credit-related losses as a component of accumulated other comprehensive income or loss. We do not intend to sell our investments and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
For the three months ended June 30, 2020, we recorded a realized gain of approximately $5.1 million as a result of the sale of certain investment securities. The gain recognized upon sale of the investments was reclassified from accumulated other comprehensive income and is recorded as a component of other income and expenses on our consolidated statements of operations.
As of June 30, 2020, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	10,000	10,058
Due after five years through ten years	10,000	10,000
Due after ten years	9,275	9,462
Mortgage and asset-backed securities	209,429	212,014
Total investment securities	$238,704	$241,534
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Trade receivables	$17,141	$14,512
Reserve for uncollectible trade receivables	(241)	(202)
Net trade receivables	16,900	14,310

Overdrawn cardholder balances from purchase transactions	6,615	4,327
Reserve for uncollectible overdrawn accounts from purchase transactions	(5,070)	(3,398)
Net overdrawn cardholder balances from purchase transactions	1,545	929
Overdrawn cardholder balances from maintenance fees	3,335	2,235
Total net overdrawn account balances due from cardholders	4,880	3,164

Receivables due from card issuing banks	5,382	5,758
Fee advances, net	1,677	26,268
Other receivables	17,723	10,043
Accounts receivable, net	$46,562	$59,543
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
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$3,680	$3,329	$3,398	$2,710
Provision for uncollectible overdrawn accounts from purchase transactions	3,082	1,316	4,398	4,047
Charge-offs	(1,692)	(2,277)	(2,726)	(4,389)
Balance, end of period	$5,070	$2,368	$5,070	$2,368

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2020
Residential	$125	$—	$—	$125	$3,645	$3,770
Commercial	—	—	—	—	1,074	1,074
Installment	2	—	—	2	1,215	1,217
Secured credit card	488	435	759	1,682	12,378	14,060
Total loans	$615	$435	$759	$1,809	$18,312	$20,121

Percentage of outstanding	3.1%	2.2%	3.8%	9.0%	91.0%	100.0%

December 31, 2019
Residential	$1	$—	$—	$1	$4,530	$4,531
Commercial	—	—	—	—	158	158
Installment	1	—	—	1	1,246	1,247
Secured credit card	1,080	939	2,183	4,202	12,445	16,647
Total loans	$1,082	$939	$2,183	$4,204	$18,379	$22,583

Percentage of outstanding	4.8%	4.2%	9.7%	18.6%	81.4%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the criteria for classification as nonperforming.

	June 30, 2020	December 31, 2019
	(In thousands)
Residential	$262	$290
Installment	131	147
Secured credit card	759	2,183
Total loans	$1,152	$2,620
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
Our secured credit card portfolio is collateralized by cash deposits made by each cardholder in an amount equal to the user's available credit limit, which mitigates the risk of any significant credit losses we expect to incur.
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers (continued)

	June 30, 2020		December 31, 2019
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,508	$262	$4,241	$290
Commercial	1,074	—	158	—
Installment	1,062	155	1,058	189
Secured credit card	13,301	759	14,464	2,183
Total loans	$18,945	$1,176	$19,921	$2,662
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. As of June 30, 2020, none of our TDR modifications have been made in response to the COVID-19 pandemic.
The following table presents our impaired loans and loans that we modified as TDRs as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$262	$196	$290	$221
Installment	142	138	160	48
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$1,057	$948	$1,166	$1,144
Provision for loans	62	590	254	1,256
Loans charged off	(634)	(637)	(1,121)	(1,549)
Recoveries of loans previously charged off	85	69	271	119
Balance, end of period	$570	$970	$570	$970

Note 7—Equity Method Investment
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC (“TailFin Labs”), with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. The entity is majority-owned by Walmart and will focus on developing tech-enabled solutions to integrate omni-channel retail shopping and financial services. We hold a 20% ownership interest in the entity, in exchange for annual capital contributions of $35.0 million per year through January 2024.
We account for our investment in TailFin Labs under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the TailFin Labs arrangement, we apply the Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the agreement, differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the agreement if the partnership was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally

Note 7—Equity Method Investment (continued)
able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
Any future economic benefits derived from products or services developed by TailFin Labs will be negotiated on a case-by-case basis between the parties.
We recorded total equity in losses of approximately $2.9 million and $2.7 million for the three and six months ended June 30, 2020, which is recorded as a component of other income and expense on our consolidated statements of operations. As of June 30, 2020, our net investment balance is included in the long term portion of the caption entitled prepaid expenses and other assets on our consolidated balance sheet. Total equity in losses also includes income and losses from an investment held by our bank under the Community Reinvestment Act, which is not material to these consolidated financial statements.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Non-interest bearing deposit accounts	$1,964,690	$1,055,818
Interest-bearing deposit accounts
Checking accounts	8,304	95,995
Savings	8,110	6,619
GPR deposits	14,576	11,892
Time deposits, denominations greater than or equal to $100	3,830	3,854
Time deposits, denominations less than $100	1,060	1,163
Total interest-bearing deposit accounts	35,880	119,523
Total deposits	$2,000,570	$1,175,341
Total deposit balances have increased substantially as compared to December 31, 2019, principally as a result of stimulus funds and other government benefits received by our cardholders under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2020
(In thousands)
Due in 2020	$818
Due in 2021	1,150
Due in 2022	1,484
Due in 2023	627
Due in 2024	454
Thereafter	357
Total time deposits	$4,890

Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the revolving facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets, however, we may make voluntary repayments at any time prior to maturity. In March 2020, we drew down the full amount available under our 2019 Revolving Facility to strengthen our liquidity position as a precautionary measure due to the uncertainty associated with the COVID-19 pandemic and to provide flexibility to pursue strategic priorities, but have since repaid the entire balance drawn as of June 30, 2020. As of December 31, 2019, the outstanding balance

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt (continued)
on our revolving line of credit was $35.0 million. The entire $100.0 million remains available for use under the credit facility as of June 30, 2020.
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
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2020, we were in compliance with all such covenants.
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
Cash interest expense related to our debt was $0.4 million for the three months ended June 30, 2020 and $0.6 million for each of the six months ended June 30, 2020 and 2019. We did not incur any cash interest expense during the three months ended June 30, 2019.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2020 and 2019 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.6)	1.7
General business credits	(6.6)	(1.5)
Employee stock-based compensation	1.8	(3.7)
IRC 162(m) limitation	8.1	2.4
Nondeductible expenses	0.7	0.1
Other	(0.5)	0.2
Effective tax rate	23.9%	20.2%
The effective tax rate for the six months ended June 30, 2020 and 2019 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of certain executive compensation. The increase in the effective tax rate for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily due to an increase of $2.4 million as a result of the IRC 162(m)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
limitation on the deductibility of certain executive compensation and a $5.8 million decline in excess tax benefits from stock-based compensation. We recognized a discrete tax expense related to tax shortfalls from stock based-compensation of $1.2 million for the six months ended June 30, 2020, compared to a $4.6 million excess tax benefit for the prior year comparable period. These increases were partially offset by the impact of general business credits.
On March 27, 2020, the CARES Act was signed into law, which, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the six months ended June 30, 2020, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2020, we released our valuation allowance against our capital loss carryforwards, as we recognized capital gains on the sale of certain investment securities during the current period sufficient to offset our capital loss carryforward amount. Accordingly, it is more-likely-than-not that the tax benefits related to the capital loss carryforwards will be realized before they expire. As of June 30, 2019, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2016 through 2019. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed. During the quarter ended June 30, 2020, the IRS initiated an examination of our 2017 U.S. federal tax return. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of June 30, 2020, we have federal net operating loss carryforwards of approximately $31.9 million and state net operating loss carryforwards of approximately $57.9 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2021 and 2035. Of our total state net operating loss carryforwards, approximately $31.7 million will expire between 2021 and 2039, while the remaining balance of approximately $26.2 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $16.3 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of June 30, 2020 and December 31, 2019, we had a liability of $9.7 million and $8.3 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Beginning balance	$8,398	$6,965
Increases related to positions taken during prior years	235	—
Increases related to positions taken during the current year	1,200	1,569
Ending balance	$9,833	$8,534

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$9,660	$8,481
As of June 30, 2020 and 2019, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.7 million and $0.5 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019 and entered into an accelerated share repurchase agreement for $100 million in May 2019. In August 2019, we completed final settlement of shares purchased under this agreement, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. As of June 30, 2020, we have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022. Walmart is entitled to voting rights and participate in any dividends paid from the issuance date on the unvested balance, and therefore, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of June 30, 2020, there were 812,502 unvested shares outstanding.
The estimated grant-date fair value of the restricted shares is recorded as a component of stock-based compensation expense over the related period we expect to benefit under our relationship with Walmart.
Note 12—Stock-Based Compensation
We currently grant restricted equity awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan. Additionally, through our 2010 Employee Stock Purchase Plan, employees are able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans.
Restricted Stock Units
The following table summarizes restricted stock units subject to only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Restricted stock units granted	266	53	1,500	89
Weighted-average grant-date fair value	$38.49	$48.63	$28.62	$55.92
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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Performance-based restricted stock units granted (1)	128	627	572	883
Weighted-average grant-date fair value	$41.84	$49.17	$32.18	$50.15

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)

(1)	Performance awards granted also reflects, as applicable, the issuance of any shares awarded in excess of their original target amount based on the Compensation Committee's certification of completed performance years. The grant date fair value for these awards are based on the grant price at the time of the original award.
Performance-Based Stock Options
In connection with the recent hiring of certain executive officers, we granted performance-based stock options with a seven-year term that vest subject to continued service over three years, and upon our company achieving certain stock trading prices within a five-year period. Compensation expense related to these awards is recognized over the greater of the explicit service period or a derived implicit period based on when the performance targets are expected to be achieved. The grant date fair value is determined through the use of a Monte Carlo simulation and is not subsequently re-measured.
The following table summarizes the performance-based stock options granted to date:

Six Months Ended June 30,
2020
(In thousands, except per share data)
Performance-based stock options granted	1,750
Weighted-average exercise price	$25.70
Weighted-average grant-date fair value	$11.48
The estimated grant-date fair value of each performance option grant was based on the following weighted-average assumptions:

Six Months Ended June 30,
2020
Risk-free interest rate	0.68%
Expected term (in years)	3.18
Expected dividends	—
Expected volatility	53.4%
The total stock-based compensation expense recognized was $13.6 million and $8.4 million for the three months ended June 30, 2020 and 2019, respectively, and $25.0 million and $23.2 million for the six months ended June 30, 2020 and 2019, respectively. Total stock-based compensation expense includes amounts related to each of the awards discussed above and purchases made under our 2010 Employee Stock Purchase Plan, and reflects, as applicable, accelerated expense recognition associated with our retirement policy.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$3,294	$34,692	$50,139	$98,735
Income attributable to unvested Walmart restricted shares	(52)	—	(828)	—
Net income allocated to Class A common stockholders	$3,242	$34,692	$49,311	$98,735
Denominator:
Weighted-average Class A shares issued and outstanding	52,275	52,588	52,084	52,818
Basic earnings per Class A common share	$0.06	$0.66	$0.95	$1.87

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$3,242	$34,692	$49,311	$98,735
Re-allocated earnings	1	—	13	—
Diluted net income allocated to Class A common stockholders	$3,243	$34,692	$49,324	$98,735
Denominator:
Weighted-average Class A shares issued and outstanding	52,275	52,588	52,084	52,818
Dilutive potential common shares:
Stock options	58	131	57	150
Restricted stock units	567	456	469	586
Performance-based restricted stock units	258	630	299	592
Employee stock purchase plan	6	6	4	8
Diluted weighted-average Class A shares issued and outstanding	53,164	53,811	52,913	54,154
Diluted earnings per Class A common share	$0.06	$0.64	$0.93	$1.82
The restricted shares issued to Walmart contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing EPS pursuant to the two-class method. The computation above excludes income attributable to the unvested restricted shares from the numerator and excludes the dilutive impact of those underlying shares from the denominator.
For the periods presented, we excluded certain restricted stock units and stock options outstanding (as applicable), which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. Additionally, we have excluded any performance-based restricted stock units and performance-based stock options where the performance contingency has not been met as of the end of the period. The following table shows the weighted-average number of shares excluded from the diluted EPS calculation as their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Class A common stock
Options to purchase Class A common stock	795	—	772	—
Restricted stock units	268	329	295	226
Performance-based restricted stock units	453	431	286	217
Unvested Walmart restricted shares	840	—	875	—
Total	2,356	760	2,228	443

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
As of June 30, 2020 and December 31, 2019, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2020	(In thousands)
Assets
Corporate bonds	$—	$10,058	$—	$10,058
Agency bond securities	—	15,044	—	15,044
Agency mortgage-backed securities	—	191,804	—	191,804
Municipal bonds	—	4,418	—	4,418
Asset-backed securities	—	20,210	—	20,210
Total assets	$—	$241,534	$—	$241,534

Liabilities
Contingent consideration	$—	$—	$7,300	$7,300

December 31, 2019
Assets
Corporate bonds	$—	$10,012	$—	$10,012
Agency bond securities	—	20,000	—	20,000
Agency mortgage-backed securities	—	211,033	—	211,033
Municipal bonds	—	4,342	—	4,342
Asset-backed securities	—	32,052	—	32,052
Total assets	$—	$277,439	$—	$277,439

Liabilities
Contingent consideration	$—	$—	$9,300	$9,300
We based the fair value of our fixed income securities held as of June 30, 2020 and December 31, 2019 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2020 or 2019.
The following table presents changes in our contingent consideration payable for the three and six months ended June 30, 2020 and 2019, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$8,300	$15,800	$9,300	$15,800
Payments of contingent consideration	(1,000)	(2,634)	(2,000)	(2,634)
Balance, end of period	$7,300	$13,166	$7,300	$13,166

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2020 and December 31, 2019 are presented in the table below.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Fair Value of Financial Instruments (continued)

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$19,551	$18,056	$21,417	$19,563

Financial Liabilities
Deposits	$2,000,570	$2,000,512	$1,175,341	$1,175,298
Line of credit	$—	$—	$35,000	$35,000

Note 16—Leases
We enter into operating lease agreements principally related to our corporate office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 5 years, most of which include renewal options of varying terms. We made a policy election to adopt the short term lease exemption for all leases with an initial term of 12 months or less.
Significant Assumptions, Judgments and Policies
Under Topic 842, we determine if an arrangement is or contains a lease at inception. Right-of-use (ROU) assets and liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only fixed payments stated in the leases at the time of commencement. Variable lease payments that are not based on a specified rate or index are expensed when incurred. Since an implicit interest rate for our leases cannot be determined under our contracts, we use an incremental borrowing rate based on the information available to us at the commencement date in determining the present value of our lease payments. Our incremental borrowing rate is based on a variety of considerations, including borrowing rates currently available to us for loans with similar terms and market participant information based on credit spreads for issuers of similar risk and credit rating.
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
Our total lease expense amounted to approximately $2.2 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively, and $4.6 million for each of the six months ended June 30, 2020 and 2019. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

June 30, 2020

Cash paid for operating lease liabilities (in thousands)	$4,993
Weighted average remaining lease term (years)	3.7
Weighted average discount rate	4.7%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases (continued)
Maturities of our operating lease liabilities as of June 30, 2020 is as follows:

Operating Leases
(In thousands)
Remainder of 2020	$4,871
2021	9,707
2022	8,740
2023	3,500
2024	3,464
Thereafter	1,732
32,014
Less: imputed interest	(3,027)
Total lease liabilities	$28,987

Note 17—Commitments and Contingencies
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
From time to time we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) contracts with our card issuing banks, under which we are responsible to them for any unrecovered overdrafts on cardholders’ accounts; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the premises; (iii) certain agreements with our officers, directors,

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
and employees, under which we may be required to indemnify these persons for liabilities arising out of their relationship with us; and (iv) contracts under which we may be required to indemnify our retail distributors, suppliers, vendors and other parties with whom we have contracts against claims arising from certain of our actions, omissions, violations of law and/or infringement of patents, trademarks, copyrights and/or other intellectual property rights.
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
Financial Commitments
As discussed in Note 7 — Equity Method Investments, we are committed to make annual capital contributions in TailFin Labs, LLC of $35.0 million per year through January 2024.
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

Note 18—Significant Retailer Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Walmart	29%	35%	27%	32%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	June 30, 2020	December 31, 2019
Walmart	*	13%

*	Constitutes less than 10% for the period presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information
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
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30, 2020
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$255,766	$67,877	$(7,403)	$316,240
Operating expenses	228,723	49,669	32,458	310,850
Operating income	$27,043	$18,208	$(39,861)	$5,390

	Three Months Ended June 30, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$216,032	$70,040	$(7,746)	$278,326
Operating expenses	165,574	45,867	22,922	234,363
Operating income	$50,458	$24,173	$(30,668)	$43,963

	Six Months Ended June 30, 2020
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$501,116	$193,507	$(16,214)	$678,409
Operating expenses	440,266	116,988	56,916	614,170
Operating income	$60,850	$76,519	$(73,130)	$64,239

	Six Months Ended June 30, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$455,665	$180,689	$(17,514)	$618,840
Operating expenses	342,361	100,382	50,749	493,492
Operating income	$113,304	$80,307	$(68,263)	$125,348

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
Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
	(In thousands, except percentages)
Total operating revenues	$316,240	$278,326	$37,914	13.6%	$678,409	$618,840	$59,569	9.6%
Total operating expenses	310,850	234,363	76,487	32.6%	614,170	493,492	120,678	24.5%
Net income	3,294	34,692	(31,398)	(90.5)%	50,139	98,735	(48,596)	(49.2)%
Impact of COVID-19
The unprecedented and rapid spread of the COVID-19 pandemic and the measures implemented to contain it have created a significant amount of economic volatility in our markets. We have taken steps to ensure the health and safety of our employees and continued service to our customers and partners, while at the same time seeking to mitigate the impact of the pandemic on our financial condition and results of operations. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time and the ultimate business and economic impact remains unknown.

Our employees and business continuity
In response to the pandemic, we enacted business continuity plans in Shanghai, China and across the U.S., mandated that our employees work from home, required contractors to work remotely and implemented strict travel restrictions. To date, our U.S. employees have been successful in maintaining our operations in a remote work environment and our offices in China have since reopened consistent with local guidelines. While we experienced disruption in staffing levels at our third-party call centers across the globe during March and the second quarter of 2020 staffing level have been restored to appropriate levels and we continue to monitor the situation, as we evaluate future operating plans.
Demand for our products and services
Beginning in March 2020, the business and operations of our retail distributors, employers offering our PayCard programs and certain of our BaaS partners have been disrupted, with many experiencing reduced foot traffic or usage of their products and services. The conditions caused by the COVID-19 pandemic adversely affected our customers’ spending levels and the ability or willingness to purchase our products and services through our retail distributors, lowered the volume of transactions through our BaaS and PayCard programs and delayed the launching of new products and services.
Governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) helped mitigate the effects of COVID-19 on our business during the second quarter of 2020. In particular, stimulus funds and incremental unemployment benefits provided under the CARES Act created a higher demand and usage of our products and services. In the second quarter of 2020, our gross dollar volume, purchase volume and the number of active accounts grew year-over-year by 51%, 31% and 10%, respectively.
However, the incremental federal unemployment benefits from the CARES Act expired on July 31, 2020 and unless the government extends the duration of these additional unemployment benefits and does not significantly reduce these benefits, or offers comparable or better benefits, our customers' spending levels and usage of our products may be impacted, resulting in additional uncertainty on our revenue results for the remainder of the year.
Impact on interest income, cost structure and liquidity
Interest Income
The Federal Reserve recently announced reductions in short-term interest rates that have lowered the yields on our cash and investment balances and therefore, we expect a reduction in the amount of interest income we earn for the remainder of the year.
Cost Structure
We have experienced and may continue to experience increased costs, including higher call center costs and disputed transaction losses, which were exacerbated by the disruption in staffing levels at our third-party call centers in the first half of 2020. While we have implemented cost-saving measures to offset increased costs and are otherwise working to mitigate the conditions driving our higher costs, the conditions caused by the pandemic could continue to adversely affect our business, results of operations, and financial condition in future periods.
Liquidity
We have taken steps to strengthen our liquidity position and ensure we have ample flexibility to pursue strategic priorities, including utilizing our revolving credit facility, instituting an enterprise-wide headcount freeze and delaying or reducing non-critical projects. In March 2020, we drew down the full $100 million available to us under our revolving credit facility as a precautionary measure due to the uncertainty associated with the COVID-19 pandemic. We have since repaid the entire balance drawn as of June 30, 2020 and continue to have the full amount available to us should we need it to invest in strategic initiatives.
Additionally, the CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $6 million of additional liquidity during the current year.
The duration and magnitude of the effects of COVID-19 remains uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation actions, the type of stimulus measures and other policy responses that the U.S. government may further adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors.
See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to the COVID-19 pandemic.

Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2020 increased $37.9 million, or 14%, and $59.6 million, or 10%, respectively, over the prior year comparable periods, generating revenue growth from both our Account Services and Processing and Settlement Services segments.
Account Services
Within our Account Services segment, total operating revenues increased year-over-year for the three and six months ended June 30, 2020 by 18% and 10%, respectively, primarily attributable to growth in BaaS program management service fee revenues earned from platform partners and growth in the number of direct deposit active accounts as new and existing customers utilized our platform to receive stimulus funds and unemployment benefits and in turn, drove gross dollar volume and purchase volume growth of 51% and 31%, respectively. Our account holders enrolled in direct deposit tend to generate higher levels of gross dollar volume and purchase volume than other active accounts, and consequently have a greater impact on the amount of interchange revenue we earn.
We also experienced a year-over-year decline in net interest income during the three and six months ended June 30, 2020 due to lower yields on our cash and investment balances as a result of rate decreases by the Federal Reserve.
While we believe gross dollar volume is a strong indicator of our revenue for all our account programs and believe our long term strategy and unique collection of assets provide a competitive advantage to address the competitive pressures we face from new entrants, current economic conditions caused by the COVID-19 pandemic have created mixed trends in our business that make it difficult to forecast future results. We continue to monitor our direct deposit active base to better understand sources of our gross dollar volume. We have seen an increased proportion of ACH deposits coming from government benefits as account holders file for unemployment benefits. While state and federal unemployment benefits afforded under the CARES Act has helped offset erosion in payroll deposits, as we noted above, such benefits have since expired and it is unclear whether or how long such benefits will be extended or whether such benefits will be maintained, significantly reduced or replaced.
Processing and Settlement Services
Within our Processing and Settlement Services segment, total operating revenues decreased slightly year-over-year by 3% for the three months ended June 30, 2020 due to a shift in the number of tax refunds processed from the second quarter of 2020 to the third quarter of 2020 as a result of the extension of tax filing deadlines and a year-over-year decline in Simply Paid disbursement transactions, partially offset by growth in the number of cash transfers. The deferral of the deadline to submit tax returns to July 2020 in response to the COVID-19 pandemic has shifted volumes from the first half to the second half of the year, but we do not expect it to have a material impact on the number of tax refunds processed for the full year 2020.
Total operating revenues increased 7% for the six months ended June 30, 2020, as a result of year-over-year growth in the number of cash transfers, expanded adoption of our taxpayer advance programs and the introduction of new tax processing services compared with the prior year periods.
Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2020 increased $76.5 million, or 33%, and $120.7 million, or 24%, respectively, over the prior year comparable periods. This increase was primarily the result of several factors, including higher processing expenses associated with the growth of BaaS account programs, higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products and services that are subject to revenue-sharing arrangements with our distributors and partners, our continued marketing investment in our Green Dot Unlimited Cash Back Bank Account ("Green Dot Unlimited") and higher compensation and benefits expenses, principally due to accrued bonus compensation for non-executive employees and employee stock-based compensation expenses associated with performance-based equity awards. We also experienced an increase in other general and administrative expenses, primarily due to a year-over-year growth in dispute transaction losses and higher depreciation and amortization of property, plant and equipment as a result of growth in capital expenditures in recent years.
While we continue to build operational efficiencies and implement best practices within our customer service operations, in the short-term, we continue to incur significantly higher dispute transaction losses year-over-year, primarily due to higher volumes of customer complaints and reserves for credits to be issued for previously denied disputes. While we do not anticipate these conditions to persist over a long duration, dispute transaction losses have negatively impacted other general and administrative expenses for the three and six months ended June 30, 2020 and are expected to impact the same during the three months ending September 30, 2020.

Additionally, under our new Walmart MoneyCard agreement, beginning January 1, 2020, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Consequently, we expect our sales and marketing expenses throughout 2020 to be negatively impacted by the increased commission rate.
Income taxes
Our income tax expense for the three and six months ended June 30, 2020 decreased $5.3 million and $9.2 million, respectively, or 58% and 37%, respectively, from the prior year comparable periods. The decrease was primarily due to a decline in operating income generated, offset by a higher effective tax rate year-over-year.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	%	2020	2019	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$15,107	$10,019	$5,088	50.8%	$29,401	$22,996	$6,405	27.9%
GDV from Direct Deposit Sources	$10,568	$7,208	$3,360	46.6%	$21,222	$17,425	$3,797	21.8%
Number of Active Accounts*	6.25	5.66	0.59	10.4%	n/a	n/a	n/a	n/a
Direct Deposit Active Accounts*	3.12	2.31	0.81	35.1%	n/a	n/a	n/a	n/a
Purchase Volume	$8,477	$6,470	$2,007	31.0%	$16,759	$14,670	$2,089	14.2%
Cash Transfers	12.48	11.25	1.23	10.9%	24.61	22.23	2.38	10.7%
Tax Refunds Processed	1.90	2.52	(0.62)	(24.6)%	11.6	11.91	(0.31)	(2.6)%
* Represents number of active and direct deposit active accounts as of June 30, 2020 and 2019, respectively.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products from direct deposit and non-direct deposit sources. A substantial portion of our gross dollar volume is generated from direct deposit sources. We use these metrics to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base. This metric also serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in total dollar volume of 51% and 28% during the three and six months ended June 30, 2020, respectively, and the increases in gross dollar volume from direct deposit sources of 47% and 22% during the three and six months ended June 30, 2020, respectively, from the comparable prior year periods were principally driven by an increase in the number of direct deposit active accounts and stimulus funds and unemployment benefits received under the CARES Act.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This metric includes general purpose reloadable prepaid card accounts, demand deposit or checking accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. Within our active accounts, we monitor the mix of direct deposit accounts and non-direct deposit accounts. Our direct deposit active accounts, on average, have the longest tenure and generate the majority of our gross dollar volume in any period and thus, generate more revenue over their lifetime than other active accounts. We experienced an increase in direct deposit active accounts of 35% as of June 30, 2020 on a year-over-year basis, primarily driven by new and existing customers utilizing our platform to receive stimulus funds and unemployment benefits provided for under the CARES Act.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals and in 2020, excludes volume generated by certain BaaS programs where the BaaS partner earns interchange and we earn a platform fee. We use this metric to analyze interchange revenue, which is a key component of our financial performance. Purchase volume increased approximately 31% and 14% during the three and six months ended June 30, 2020, respectively, from the comparable prior year periods, in line with the increase in Gross Dollar Volume as described above.

Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 11% during the three and six months ended June 30, 2020, respectively, over the prior year comparable periods primarily due to an increase in transactions and the number of third-party account programs that utilize the Green Dot Network to accept funds through our cash processing network.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The overall decrease in the number of tax refunds processed of 3% during the six months ended June 30, 2020 compared to the prior year period is primarily attributable to a shift in volume from the second quarter of 2020 to the third quarter of 2020 as a result of the extension of the tax filing deadline to July 2020.
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
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. On March 27, 2020, the CARES Act was signed into law, which among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2020.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.
Comparison of Three-Month Periods Ended June 30, 2020 and 2019
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Three Months Ended June 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$152,681	48.3%	$121,613	43.7%
Processing and settlement service revenues	65,450	20.7	67,073	24.1
Interchange revenues	95,970	30.3	81,334	29.2
Interest income, net	2,139	0.7	8,306	3.0
Total operating revenues	$316,240	100.0%	$278,326	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $152.7 million for the three months ended June 30, 2020, an increase of $31.1 million, or 25.6%, from the comparable prior year period. Our card revenues and other fees increased principally as a result of BaaS program management service fee revenues earned from platform partners. This increase was offset partially by an increase in estimated cash back rewards that we record as a reduction to card revenues and other fees. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program, customer activity and customer redemption rates. Cash rewards have increased steadily year-over-year as our cash-back programs have grown, principally from those launched in 2016 and to a lesser extent, new cash-back programs launched in 2019.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $65.5 million for the three months ended June 30, 2020, a decrease of $1.6 million, or 2%, from the comparable prior year period. The decrease is attributable in part to a shift in the timing of tax refunds processed from the second quarter of 2020 to the third quarter of 2020 as a result of the extension of the tax filing deadline to July 2020, partially offset by growth in the number of cash transfers.
Interchange Revenues — Interchange revenues totaled $96.0 million for the three months ended June 30, 2020, an increase of $14.7 million, or 18%, from the comparable prior year period. The increase was primarily due to an increase in the amount of purchase volume during the three months ended June 30, 2020 compared to the prior year period, which we attribute primarily to stimulus funds and unemployment benefits made available under the CARES Act, partially offset by a decline in the interchange rate earned as a result of an increase in the average dollar amount purchased per transaction.
Interest Income, net — Net interest income totaled $2.1 million for the three months ended June 30, 2020, a decrease of $6.2 million, or 75%, from the comparable prior year period. The decrease was principally the result of lower yields on our investment securities portfolio and customer funds on deposit as a result of rate decreases by the Federal Reserve during the first quarter of 2020.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$106,811	33.8%	$87,432	31.4%
Compensation and benefits expenses	58,867	18.6	48,298	17.4
Processing expenses	71,371	22.6	49,222	17.7
Other general and administrative expenses	73,801	23.3	49,411	17.7
Total operating expenses	$310,850	98.3%	$234,363	84.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $106.8 million for the three months ended June 30, 2020, an increase of $19.4 million, or 22% from the comparable prior year period. This increase was primarily driven by an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements and an increase in advertising expenses in continued support of our Green Dot Unlimited product launched in the second half of 2019. Under our new agreement with Walmart, beginning on January 1, 2020, the sales commission rate we pay for the MoneyCard program increased from the prior agreement. As such, we expect our sales and marketing expenses in 2020 to be negatively impacted by the increased commission rate.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $58.9 million for the three months ended June 30, 2020, an increase of $10.6 million or 22% from the comparable prior year period. The increase was due to higher salaries and wages of $8.6 million, a portion of which was attributable to accrued bonus compensation for non-executive employees and an increase in stock-based compensation expense of approximately $5.2 million due to certain performance-based awards. These increases were partially offset by lower third-party contractor and employee benefit expenses.
Processing Expenses — Processing expenses totaled $71.4 million for the three months ended June 30, 2020, an increase of $22.2 million or 45% from the comparable prior year period. This increase was principally due to growth in BaaS account programs within our Account Services segment and overall volume of transactions processed through our platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $73.8 million for the three months ended June 30, 2020, an increase of $24.4 million or 49%, from the comparable prior year period. This increase was primarily due to a year-over-year growth in dispute transaction losses, as discussed above, and higher depreciation and amortization of property, plant and equipment as a result of growth in capital expenditures in recent years.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Three Months Ended June 30,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.0	1.8
General business credits	(6.6)	(1.6)
Employee stock-based compensation	(0.5)	(3.3)
IRC 162(m) limitation	40.2	2.5
Nondeductible expenses	1.1	0.2
Capital loss valuation allowance release	(4.4)	—
Other	(0.2)	0.2
Effective tax rate	53.6%	20.8%

Our income tax expense decreased by $5.3 million to $3.8 million for the three months ended June 30, 2020 from the comparable prior year period primarily due to a decline in our operating income. The increase in the effective tax rate for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decline in excess tax benefits from stock-based compensation and an increase in the IRC 162(m) limitation on the deductibility of certain executive compensation. The IRC 162(m) limitation increased principally due to performance-based stock awards granted in connection with the recent hiring of certain executive officers. These increases were partially offset by the impact of general business credits and the release of the valuation allowance reserve on capital losses.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Six-Month Periods Ended June 30, 2020 and 2019
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Six Months Ended June 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$294,075	43.3%	$251,190	40.6%
Processing and settlement service revenues	188,516	27.8	174,652	28.2
Interchange revenues	186,836	27.6	173,875	28.1
Interest income, net	8,982	1.3	19,123	3.1
Total operating revenues	$678,409	100.0%	$618,840	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $294.1 million for the six months ended June 30, 2020, an increase of $42.9 million, or 17%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2020 and 2019—Operating Revenues—Card Revenues and Other Fees."
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $188.5 million for the six months ended June 30, 2020, an increase of $13.8 million, or 8%, from the comparable prior year period. This increase was driven primarily by year-over-year growth in transaction volume associated with cash transfers, expanded adoption of our taxpayer advance programs and the introduction of new tax processing services for the six months ended June 30, 2020 compared to the prior year period.
Interchange Revenues — Interchange revenues totaled $186.8 million for the six months ended June 30, 2020, an increase of $12.9 million, or 7%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2020 and 2019—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $9.0 million for the six months ended June 30, 2020, a decrease of $10.1 million, or 53%, from the comparable prior year period. This decrease was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2020 and 2019—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$223,549	33.0%	$186,133	30.1%
Compensation and benefits expenses	111,932	16.5	109,773	17.7
Processing expenses	142,466	21.0	100,854	16.3
Other general and administrative expenses	136,223	20.0	96,732	15.6
Total operating expenses	$614,170	90.5%	$493,492	79.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $223.5 million for the six months ended June 30, 2020, an increase of $37.4 million, or 20% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2020 and 2019—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $111.9 million for the six months ended June 30, 2020, an increase of $2.1 million or 2% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2020 and 2019—Operating Expenses—Compensation and Benefits Expenses."
Processing Expenses — Processing expenses totaled $142.5 million for the six months ended June 30, 2020, an increase of $41.6 million or 41% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2020 and 2019—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $136.2 million for the six months ended June 30, 2020, an increase of $39.5 million or 41%, from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2020 and 2019—Operating Expenses—Other General and Administrative Expenses."
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Six Months Ended June 30,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.6)	1.7
General business credits	(6.6)	(1.5)
Employee stock-based compensation	1.8	(3.7)
IRC 162(m) limitation	8.1	2.4
Nondeductible expenses	0.7	0.1
Other	(0.5)	0.2
Effective tax rate	23.9%	20.2%
Our income tax expense decreased by $9.2 million to $15.8 million for the six months ended June 30, 2020 from the comparable prior year period primarily due to a decline in our operating income. The increase in the effective tax rate was primarily due to a year-over-year increase of $2.4 million as a result of the IRC 162(m) limitations on the deductibility of certain executive compensation and a year-over-year decline of $5.8 million in excess tax benefits from stock-based compensation, partially offset by the impact of general business credits.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Total cash provided by (used in)
Operating activities	$161,516	$167,068
Investing activities	(24,732)	(78,803)
Financing activities	734,473	(82,868)
Increase in unrestricted cash, cash equivalents and restricted cash	$871,257	$5,397
For the six months ended June 30, 2020 and 2019, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. As of June 30, 2020, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.9 billion. We also consider our $241.5 million of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe our current unrestricted cash and cash equivalents, cash flows from operations and financing from our revolving credit facility will be sufficient to meet our working capital, capital expenditure and other commitments for at least the next 12 months, as discussed below. We continue to monitor the impact of COVID-19 on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $161.5 million of net cash provided by operating activities during the six months ended June 30, 2020 was the result of $50.1 million of net income, adjusted for certain non-cash operating items of $71.0 million and increases in net changes in our working capital assets and liabilities of $40.3 million. Our $167.1 million of net cash provided by operating activities during the six months ended June 30, 2019 was primarily the result of $98.7 million of net income, adjusted for certain non-cash operating items of $67.6 million and increases in net changes in our working capital assets and liabilities of $0.7 million.
Cash Flows from Investing Activities
Our $24.7 million of net cash used in investing activities during the six months ended June 30, 2020 was primarily due to the acquisition of property and equipment of $31.4 million, and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, partially offset by proceeds from the sale and maturities of available-for-sale investment securities, net of purchases, of $40.9 million. Our $78.8 million of net cash used in investing activities during the six months ended June 30, 2019 was due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $39.8 million and the acquisition of property and equipment of $37.7 million.
Cash Flows from Financing Activities
Our $734.5 million of net cash provided from financing activities during the six months ended June 30, 2020 was principally the result of a net increase in customer deposits of $826.2 million, offset by a net decrease of $56.6 million in obligations to customers and net repayments on our revolving credit facility of $35.0 million. Our $82.9 million of net cash used in financing activities during the six months ended June 30, 2019 was primarily the result of $100 million used for stock repurchases under our stock repurchase program, a $60.0 million voluntary prepayment of our note payable, a net decrease of $48.3 million in obligations to customers and $16.9 million in tax payments made to net settle equity awards, offset by a net increase in customer deposits of $140.1 million.
Commitments
While the effect of COVID-19 has created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate we will continue to purchase property and equipment we consider necessary to support our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including when we begin hiring new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of the COVID-19 pandemic. We intend to continue to invest in new products and programs we believe are critical, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. However, we do not expect these capital expenditures will exceed the amount of our capital expenditures in the previous year.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
See Note 17—Commitments and Contingencies of the Notes to our Consolidated Financial Statements for additional financial commitments. We may also make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators.
2019 Revolving Facility
In October 2019, we entered into a revolving credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100 million five-year revolving facility and matures in October 2024. At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. During the first quarter of 2020, we drew the maximum amount available of $100 million as a precautionary measure due to the uncertainty associated with the COVID-19 pandemic, but have since repaid the entire balance resulting in there being no borrowings outstanding as of June 30, 2020.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At June 30, 2020, we were in compliance with all such covenants.
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
Off-Balance Sheet Arrangements
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC, with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. See Note 7—Equity Method Investments of the Notes to our Consolidated Financial Statements for additional information.
As of and for the six months ended June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
As of June 30, 2020 and December 31, 2019, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2020 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$494,218	16.0%	4.0%	n/a
Common equity Tier 1 capital	$494,218	81.9%	4.5%	n/a
Tier 1 capital	$494,218	81.9%	6.0%	6.0%
Total risk-based capital	$500,168	82.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$234,384	9.0%	4.0%	5.0%
Common equity Tier 1 capital	$234,384	87.3%	4.5%	6.5%
Tier 1 capital	$234,384	87.3%	6.0%	8.0%
Total risk-based capital	$235,092	87.6%	8.0%	10.0%

	December 31, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$400,445	22.2%	4.0%	n/a
Common equity Tier 1 capital	$400,445	70.5%	4.5%	n/a
Tier 1 capital	$400,445	70.5%	6.0%	6.0%
Total risk-based capital	$404,469	71.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$204,141	13.9%	4.0%	5.0%
Common equity Tier 1 capital	$204,141	82.8%	4.5%	6.5%
Tier 1 capital	$204,141	82.8%	6.0%	8.0%
Total risk-based capital	$205,548	83.4%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a more meaningful component to our consolidated operating results, we do not consider our cash and cash equivalents or our investment securities to be subject to material interest rate risk due to their short duration. However, the Federal Open Market Committee (FOMC) decreased the federal funds target rate in March 2020 to a range of 0%-0.25%. An extended duration of near zero short-term interest rates could adversely impact the amount of net interest income we earn in the future.
In March 2020, we drew the maximum amount available under our $100.0 million line of credit agreement, but have since repaid the entire amount as of June 30, 2020. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Our revolving credit facility is, and is expected to be, at variable rates of interest and expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming we continued to have our revolving facility drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of June 30, 2020, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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

PART II
ITEM 1. Legal Proceedings
Refer to Note 17 — Commitments and Contingencies to the Consolidated Financial Statements included herein for information regarding our legal proceedings.
ITEM 1A. Risk Factors
Risks Related to Our Business
The effects of the COVID-19 pandemic have significantly affected how we and our retail distributors are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide and has reduced consumer spending in the markets in which we operate and across the global economy. Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. As a result of the COVID-19 pandemic, in the first quarter, we closed our offices in both China and the United States, and required our employees and certain of our contractors to work remotely and implemented certain travel restrictions. While we did not experience a significant decline in productivity during this period and our offices in China have since reopened consistent with local guidelines, our personnel in China and the United States continue to be subject to certain restrictions, which could increase our costs, lower productivity or otherwise impact our business, results of operations and financial condition while these conditions persist. In addition, many of the third-party call centers we rely on to provide customer support were closed during portions of the first and second quarter due to the pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher transaction losses in the first and second quarters as compared to prior periods. While such staffing issues have been largely resolved, it is possible that we may continue to experience similar issues in the future due to the pandemic. The business and operations of our retail distributors and our BaaS and other partners have likewise been disrupted, with many experiencing reduced foot traffic or usage of their services. If the COVID-19 pandemic has a substantial and prolonged impact on our employees, partners or distributors’ attendance or productivity, our results of operations and overall financial performance may adversely harmed.
The duration and magnitude of the effects of COVID-19 remains uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation actions, the type of stimulus measures and other policy responses that the U.S. government may further adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors. The COVID-19 pandemic has already had an adverse effect on the global economy, and the ultimate business and economic impact of the COVID-19 pandemic remains unknown. The conditions caused by the COVID-19 pandemic adversely affected our customers’ spending levels and ability or willingness to purchase our products and services through our retail distributors, lowered the volume of transactions through our BaaS and PayCard programs and delayed the launching of new products and services, although governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) have helped mitigate the effects of COVID-19 on our business during the second quarter of 2020. However, the incremental federal unemployment benefits from the CARES Act expired on July 31, 2020 and unless the government extends the duration of these additional unemployment benefits and does not significantly reduce these benefits, or offers comparable or better benefits, our customers' spending levels and usage of our products may be impacted, resulting in additional uncertainty on our revenue results for the remainder of the year.
As a result of these conditions since the beginning of this pandemic, we have experienced and may continue to experience increased costs, including higher call center costs and disputed transaction losses, which could continue to adversely affect our business, results of operations, and financial condition in future periods. Furthermore, in March 2020, the Federal Reserve announced reductions in short-term interest rates, which have lowered the yields on our cash and investment balances and therefore, we expect a reduction in the amount of interest income we earn for the remainder of the year. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
We have taken steps to strengthen our liquidity position and to ensure we have ample flexibility to pursue strategic priorities, including utilizing our revolving credit facility, instituting an enterprise-wide headcount freeze and delaying or reducing non-critical projects. Should we require additional credit at levels we are unable to access, the cost of credit is greater than expected, or the cost-savings measures we have implemented are ineffective or result in us incurring greater costs, our operating results could be adversely affected. Further, additional borrowings on our revolving line of credit have and will cause us to incur additional interest expense, which will negatively affect our earnings.
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
•the timing and volume of tax refunds or other government payments (including stimulus payments related to the COVID-19 pandemic) processed by us, including the impact of any general delays in disbursements from the U.S. and State Treasuries;
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
•economic recessions or uncertainty in financial markets, including those recently caused by the COVID-19 pandemic; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic.
The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 29% and 27% for the three and six months ended June 30, 2020, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision which provides for a one-year extension. Our contracts with our three other largest retail distributors have terms that are set to expire at various dates through 2022, with some subject to automatic renewal provisions. Our contracts with Walmart and our three other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2020, interchange revenues represented 30.3% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Further, we have in the past and may in the future experience operational issues with the third-party call centers that we rely on to provide customer support. For example, recently, many of our U.S. third-party call centers were closed during portions of the first and second quarters due to the COVID-19 pandemic, which resulted in delayed responses to customers and a higher usage of automated services. While such issues have largely been resolved, these conditions contributed to transaction losses as compared to prior periods. Any prolonged closure or disruption in the services provided by such call centers could have an adverse effect on our business.
Our business could suffer if there is a decline in the use of prepaid cards as a payment mechanism or there are adverse developments with respect to the prepaid financial services industry in general.
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry, new technologies, a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or other factors outside of our control such as the current economic recession due to the COVID-19 pandemic. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $506.1 million as of June 30, 2020. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
We face settlement risks from our distributors and banking partners, which may increase during an economic recession.
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2020, we had assets subject to settlement risk of $312.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
Economic recessions, such as the current recession due to the COVID-19 pandemic, could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.

Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. On June 8, 2020, the National Bureau of Economic Research announced that the United States was in an economic recession. A prolonged recession may result in us experiencing a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We have experienced transitions among our executive officers, including the departures of our founder, President and Chief Executive Officer, Steven W. Streit, as well as our Chief Operating Officer and Chief Financial Officer since December 31, 2019. We appointed a new Chief Executive Officer in March 2020 and are in the process of appointing a permanent Chief Financial Officer. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed. If we fail to manage any future transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.
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

To maximize our liquidity and increase our available cash on hand in the event of a protracted COVID-19 pandemic, in March 2020 we drew down the full $100 million available under our revolving line of credit, instituted an enterprise-wide headcount freeze and delayed or reduced non-critical projects. We have since repaid the entire balance on our revolving line of credit as of June 30, 2020. Should we require additional credit at levels we are unable to access, the cost of credit is greater than expected, or the cost-savings measures we have implemented are ineffective or result in us incurring greater costs, our operating results could be adversely affected. Further, additional borrowings on our revolving line of credit have and will cause us to incur additional interest expense, which will negatively affect our earnings.
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
We and some of the third-party service providers on which we depend for various support functions, such as customer service and card processing, are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, pandemics, such as COVID-19, and similar unforeseen events beyond our control. Our principal offices, for example, are situated in southern California near known earthquake fault zones and are currently subject to the state-wide shelter in place order. If any catastrophic event were to occur, our ability to operate our business could be seriously impaired. In addition, we might not have adequate insurance to cover our losses resulting from catastrophic events or other significant business interruptions. Our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur related to such events. Any significant losses that are not recoverable under our insurance policies, as well as the damage to, or interruption of, our infrastructure and processes, could seriously impair our business and financial condition.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. If we are unable to maintain adequate internal control over financial reporting, we might be unable to report our financial information on a timely basis and might suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.
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
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1	Green Dot Corporation Inducement Stock Option Award Agreement, dated May 6, 2020. *

10.2	Green Dot Corporation Inducement Award Agreement (Performance Restricted Stock Unit), dated May 6, 2020.

10.3	Green Dot Corporation Inducement Award Agreement (Restricted Stock Unit), dated May 6, 2020.

10.4	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related forms of agreements and policies).

31.1	Certification of Dan Henry, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dan Henry, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
* Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
** Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 5, 2020	By:	/s/ Jess Unruh
		Name:	Jess Unruh
		Title:	Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)