Form 10-Q
period 2020-09-30
GREEN DOT CORP
filed 2020-11-06
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 53,479,785 shares of Class A common stock outstanding, par value $.001 per share as of October 31, 2020.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$2,136,375	$1,063,426
Restricted cash	5,693	2,728
Investment securities available-for-sale, at fair value	—	10,020
Settlement assets	344,299	239,222
Accounts receivable, net	44,175	59,543
Prepaid expenses and other assets	54,278	66,183
Income tax receivable	961	870
Total current assets	2,585,781	1,441,992
Investment securities available-for-sale, at fair value	309,374	267,419
Loans to bank customers, net of allowance for loan losses of $642 and $1,166 as of September 30, 2020 and December 31, 2019, respectively	20,423	21,417
Prepaid expenses and other assets	40,683	10,991
Property, equipment, and internal-use software, net	145,932	145,476
Operating lease right-of-use assets	21,745	26,373
Deferred expenses	6,860	16,891
Net deferred tax assets	9,097	9,037
Goodwill and intangible assets	499,014	520,994
Total assets	$3,638,909	$2,460,590
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,831	$37,876
Deposits	2,282,674	1,175,341
Obligations to customers	93,693	69,377
Settlement obligations	9,708	13,251
Amounts due to card issuing banks for overdrawn accounts	292	380
Other accrued liabilities	137,478	107,842
Operating lease liabilities	8,080	8,764
Deferred revenue	13,570	28,355
Income tax payable	12,695	3,948
Total current liabilities	2,587,021	1,445,134
Other accrued liabilities	6,402	10,883
Operating lease liabilities	18,629	24,445
Line of credit	—	35,000
Net deferred tax liabilities	17,984	17,772
Total liabilities	2,630,036	1,533,234
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2020 and December 31, 2019; 53,459 and 51,807 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	53	52
Additional paid-in capital	329,967	296,224
Retained earnings	675,906	629,040
Accumulated other comprehensive income	2,947	2,040
Total stockholders’ equity	1,008,873	927,356
Total liabilities and stockholders’ equity	$3,638,909	$2,460,590
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$146,648	$102,231	$440,723	$353,421
Processing and settlement service revenues	57,526	54,620	246,042	229,272
Interchange revenues	84,876	77,080	271,712	250,955
Interest income, net	2,020	6,517	11,002	25,640
Total operating revenues	291,070	240,448	969,479	859,288
Operating expenses:
Sales and marketing expenses	96,189	98,352	319,738	284,485
Compensation and benefits expenses	61,077	46,678	173,009	156,451
Processing expenses	74,158	49,010	216,624	149,864
Other general and administrative expenses	62,296	48,595	198,519	145,327
Total operating expenses	293,720	242,635	907,890	736,127
Operating (loss) income	(2,650)	(2,187)	61,589	123,161
Interest expense, net	39	120	723	1,790
Other (expense) income, net	(1,650)	8	696	42
(Loss) income before income taxes	(4,339)	(2,299)	61,562	121,413
Income tax (benefit) expense	(1,347)	(1,768)	14,415	23,209
Net (loss) income	$(2,992)	$(531)	$47,147	$98,204

Basic (loss) earnings per common share:	$(0.06)	$(0.01)	$0.89	$1.87
Diluted (loss) earnings per common share:	$(0.06)	$(0.01)	$0.87	$1.84
Basic weighted-average common shares issued and outstanding:	52,635	51,595	52,269	52,405
Diluted weighted-average common shares issued and outstanding:	54,082	52,295	53,455	53,474
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income	$(2,992)	$(531)	$47,147	$98,204
Other comprehensive income
Unrealized holding gain, net of tax	756	167	907	2,329
Comprehensive (loss) income	$(2,236)	$(364)	$48,054	$100,533
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2020	53,297	$53	$323,083	$678,898	$2,191	$1,004,225
Common stock issued under stock plans, net of withholdings and related tax effects	162	—	(4,922)	—	—	(4,922)
Stock-based compensation	—	—	11,806	—	—	11,806
Net loss	—	—	—	(2,992)	—	(2,992)
Other comprehensive income	—	—	—	—	756	756
Balance at September 30, 2020	53,459	$53	$329,967	$675,906	$2,947	$1,008,873

	Three Months Ended September 30, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2019	51,809	$52	$291,958	$627,878	$2,025	$921,913
Common stock issued under stock plans, net of withholdings and related tax effects	76	—	(1,259)	—	—	(1,259)
Stock-based compensation	—	—	6,894	—	—	6,894
Repurchases of Class A common stock	(406)	—	—	—	—	—
Net loss	—	—	—	(531)	—	(531)
Other comprehensive income	—	—	—	—	167	167
Balance at September 30, 2019	51,479	$52	$297,593	$627,347	$2,192	$927,184
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	677	—	(3,049)	—	—	(3,049)
Stock-based compensation	—	—	36,793	—	—	36,793
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	47,147	—	47,147
Other comprehensive income	—	—	—	—	907	907
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at September 30, 2020	53,459	$53	$329,967	$675,906	$2,947	$1,008,873

	Nine Months Ended September 30, 2019
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	634	1	(13,298)	—	—	(13,297)
Stock-based compensation	—	—	30,136	—	—	30,136
Repurchases of Class A common stock	(2,072)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	98,204	—	98,204
Other comprehensive income	—	—	—	—	2,329	2,329
Balance at September 30, 2019	51,479	$52	$297,593	$627,347	$2,192	$927,184
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Operating activities
Net income	$47,147	$98,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	43,014	35,929
Amortization of intangible assets	21,175	24,523
Provision for uncollectible overdrawn accounts from purchase transactions	6,743	5,309
Stock-based compensation	36,793	30,136
Losses in equity method investments	4,313	—
Realized gain on sale of available-for-sale investment securities	(5,062)	—
Amortization of premium (discount) on available-for-sale investment securities	618	(209)
Change in fair value of contingent consideration	—	(1,866)
Amortization of deferred financing costs	127	1,253
Impairment of internal-use software	1,099	121
Changes in operating assets and liabilities:
Accounts receivable, net	8,625	694
Prepaid expenses and other assets	12,724	9,679
Deferred expenses	10,031	14,438
Accounts payable and other accrued liabilities	19,471	(20,132)
Deferred revenue	(15,068)	(19,385)
Income tax receivable/payable	8,842	25,961
Other, net	(1,741)	6
Net cash provided by operating activities	198,851	204,661

Investing activities
Purchases of available-for-sale investment securities	(295,287)	(117,959)
Proceeds from maturities of available-for-sale securities	80,840	72,569
Proceeds from sales of available-for-sale securities	187,830	4,905
Payments for acquisition of property and equipment	(43,898)	(58,185)
Net changes in loans	493	(1,457)
Investment in TailFin Labs, LLC	(35,000)	—
Other	(916)	—
Net cash used in investing activities	(105,938)	(100,127)

Financing activities
Repayments of borrowings from notes payable	—	(60,000)
Borrowings on revolving line of credit	100,000	—
Repayments on revolving line of credit	(135,000)	—
Proceeds from exercise of options and ESPP purchases	5,104	4,862
Taxes paid related to net share settlement of equity awards	(8,153)	(18,159)
Net changes in deposits	1,108,354	(133,132)
Net decrease in obligations to customers	(84,304)	(25,311)
Contingent consideration payments	(3,000)	(3,634)
Repurchase of Class A common stock	—	(100,000)
Net cash provided by (used in) financing activities	983,001	(335,374)

Net increase (decrease) in unrestricted cash, cash equivalents and restricted cash	1,075,914	(230,840)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,066,154	1,095,218
Unrestricted cash, cash equivalents and restricted cash, end of period	$2,142,068	$864,378

Cash paid for interest	$839	$2,049
Cash paid for/(refund from) income taxes	$5,497	$(3,612)

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$2,136,375	$861,275
Restricted cash	5,693	3,103
Total unrestricted cash, cash equivalents and restricted cash, end of period	$2,142,068	$864,378
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2020, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2020 and through the date of this report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and effects of the COVID-19 pandemic, as well as other factors.
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
Recently issued accounting pronouncements not yet adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improves consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We do not anticipate any immediate impact on our consolidated financial statements upon adoption.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the provisions of ASU 2020-06, but do not expect any material impact on our consolidated financial statements.
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$113,695	$57,526	$114,418	$54,616
Transferred over time	116,661	1,168	63,880	1,017
Operating revenues (1)	$230,356	$58,694	$178,298	$55,633

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of revenue recognition	(In thousands)
Transferred at a point in time	$369,874	$246,042	$378,492	$229,263
Transferred over time	339,140	3,421	221,211	4,682
Operating revenues (1)	$709,014	$249,463	$599,703	$233,945

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
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.1 million and $0.2 million in revenue for the three months ended September 30, 2020 and 2019, respectively, and $25.9 million and $31.6 million for the nine months ended September 30, 2020 and 2019, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2020
Corporate bonds	$10,000	$92	$—	$10,092
Agency bond securities	55,000	45	(114)	54,931
Agency mortgage-backed securities	212,126	3,059	—	215,185
Municipal bonds	13,972	219	(241)	13,950
Asset-backed securities	14,921	295	—	15,216
Total investment securities	$306,019	$3,710	$(355)	$309,374

December 31, 2019
Corporate bonds	$10,000	$12	$—	$10,012
Agency bond securities	19,980	20	—	20,000
Agency mortgage-backed securities	208,821	2,453	(241)	211,033
Municipal bonds	4,342	2	(2)	4,342
Asset-backed securities	31,814	238	—	32,052
Total investment securities	$274,957	$2,725	$(243)	$277,439

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of September 30, 2020 and December 31, 2019, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2020
Agency bond securities	$29,886	$(114)	$—	$—	$29,886	$(114)
Municipal bonds	4,618	(241)	—	—	4,618	(241)
Total investment securities	$34,504	$(355)	$—	$—	$34,504	$(355)

December 31, 2019
Agency mortgage-backed securities	$43,337	$(153)	$8,735	$(88)	$52,072	$(241)
Municipal bonds	—	—	113	(2)	113	(2)
Total investment securities	$43,337	$(153)	$8,848	$(90)	$52,185	$(243)
Our investments generally consist of highly rated securities, as our investment policy restricts our investments to highly liquid, low credit risk assets. We did not record any significant credit-related impairment losses during the three and nine months ended September 30, 2020 or 2019 on our available-for-sale investment securities. Upon adoption of ASU 2016-13, we establish an allowance for credit losses limited by the amount that the fair value of the investment is less than its amortized cost, rather than a direct write down under previous GAAP. Any subsequent improvements in credit will be recognized in income through a reversal of the allowance established. We continue to record non-credit-related losses as a component of accumulated other comprehensive income or loss. We do not intend to sell our investments and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
During the nine months ended September 30, 2020, we recorded a realized gain of approximately $5.1 million as a result of the sale of certain investment securities. The gain recognized upon sale of the investments was reclassified from accumulated other comprehensive income and is recorded as a component of other income and expenses on our consolidated statements of operations.
As of September 30, 2020, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$10,000	$10,092
Due after five years through ten years	50,000	49,886
Due after ten years	18,972	18,995
Mortgage and asset-backed securities	227,047	230,401
Total investment securities	$306,019	$309,374
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Trade receivables	$15,896	$14,512
Reserve for uncollectible trade receivables	(259)	(202)
Net trade receivables	15,637	14,310

Overdrawn cardholder balances from purchase transactions	3,270	4,327
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,175)	(3,398)
Net overdrawn cardholder balances from purchase transactions	1,095	929
Overdrawn cardholder balances from maintenance fees	2,772	2,235
Total net overdrawn account balances due from cardholders	3,867	3,164

Receivables due from card issuing banks	5,577	5,758
Fee advances, net	3,179	26,268
Other receivables	15,915	10,043
Accounts receivable, net	$44,175	$59,543
Our net overdrawn account balances due from cardholders are a result of purchase transactions that we honor or maintenance fee assessments, in each case, in excess of the funds in the cardholder’s account. Reserves for overdrawn account balances from purchase transactions are subject to our recent adoption of ASU 2016-13 and are included as a component of other general and administrative expenses on our consolidated statements of operations. Overdrawn cardholder balances from maintenance fee assessments are presented net of the consideration we expect to receive under ASC 606 and are recorded as contra-revenue within card revenues and other fees. The adoption of ASU 2016-13 did not result in any material changes to our methods for developing allowances for any component within our accounts receivable given their short-term nature.
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$5,070	$2,368	$3,398	$2,710
Provision for uncollectible overdrawn accounts from purchase transactions	2,345	1,262	6,743	5,309
Charge-offs	(5,240)	(511)	(7,966)	(4,900)
Balance, end of period	$2,175	$3,119	$2,175	$3,119

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2020
Residential	$—	$—	$—	$—	$3,821	$3,821
Commercial	—	—	—	—	1,901	1,901
Installment	—	3	—	3	591	594
Secured credit card	862	597	821	2,280	12,469	14,749
Total loans	$862	$600	$821	$2,283	$18,782	$21,065

Percentage of outstanding	4.1%	2.9%	3.9%	10.8%	89.2%	100.0%

December 31, 2019
Residential	$1	$—	$—	$1	$4,530	$4,531
Commercial	—	—	—	—	158	158
Installment	1	—	—	1	1,246	1,247
Secured credit card	1,080	939	2,183	4,202	12,445	16,647
Total loans	$1,082	$939	$2,183	$4,204	$18,379	$22,583

Percentage of outstanding	4.8%	4.2%	9.7%	18.6%	81.4%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for loan losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the criteria for classification as nonperforming.

	September 30, 2020	December 31, 2019
	(In thousands)
Residential	$250	$290
Installment	129	147
Secured credit card	821	2,183
Total loans	$1,200	$2,620
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
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers (continued)

	September 30, 2020		December 31, 2019
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,571	$250	$4,241	$290
Commercial	1,901	—	158	—
Installment	455	139	1,058	189
Secured credit card	13,928	821	14,464	2,183
Total loans	$19,855	$1,210	$19,921	$2,662
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. As of September 30, 2020, none of our TDR modifications have been made in response to the COVID-19 pandemic.
The following table presents our impaired loans and loans that we modified as TDRs as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$250	$188	$290	$221
Installment	139	104	160	48
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$570	$970	$1,166	$1,144
Provision for loans	247	658	501	1,914
Loans charged off	(282)	(112)	(1,403)	(1,661)
Recoveries of loans previously charged off	107	42	378	161
Balance, end of period	$642	$1,558	$642	$1,558

Note 7—Equity Method Investment
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC (“TailFin Labs”), with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. The entity is majority-owned by Walmart and focuses on developing tech-enabled solutions to integrate omni-channel retail shopping and financial services. We hold a 20% ownership interest in the entity, in exchange for annual capital contributions of $35.0 million per year from January 2020 through January 2024.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investment (continued)
able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
Any future economic benefits derived from products or services developed by TailFin Labs will be negotiated on a case-by-case basis between the parties.
As of September 30, 2020, our net investment balance is included in the long term portion of the caption entitled prepaid expenses and other assets on our consolidated balance sheet. We recorded total equity in losses of approximately $1.6 million and $4.3 million for the three and nine months ended September 30, 2020, which are recorded as a component of other income and expense on our consolidated statements of operations. Total equity in losses also includes income and losses from an investment held by our bank under the Community Reinvestment Act, which is inconsequential to these consolidated financial statements.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Non-interest bearing deposit accounts	$2,249,457	$1,055,818
Interest-bearing deposit accounts
Checking accounts	6,880	95,995
Savings	7,853	6,619
GPR deposits	13,894	11,892
Time deposits, denominations greater than or equal to $100	3,793	3,854
Time deposits, denominations less than $100	797	1,163
Total interest-bearing deposit accounts	33,217	119,523
Total deposits	$2,282,674	$1,175,341
Total deposit balances have increased substantially as compared to December 31, 2019, principally as a result of stimulus funds and other government benefits received by our cardholders under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2020
(In thousands)
Due in 2020	$327
Due in 2021	1,373
Due in 2022	1,445
Due in 2023	628
Due in 2024	456
Thereafter	361
Total time deposits	$4,590

Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the revolving facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets, however, we may make voluntary repayments at any time prior to maturity. As of December 31, 2019, the outstanding balance on our revolving line of credit was $35.0 million. The entire $100.0 million remains available for use under the credit facility as of September 30, 2020.

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
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At September 30, 2020, we were in compliance with all such covenants.
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
We did not incur any cash interest expense related to our debt during the three months ended September 30, 2020 and 2019. Cash interest expense was $0.6 million for each of the nine months ended September 30, 2020 and 2019.
Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2020 and 2019 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3	1.5
General business credits	(2.6)	(2.0)
Employee stock-based compensation	(0.7)	(3.7)
IRC 162(m) limitation	4.5	1.9
Nondeductible expenses	0.4	0.2
Other	(0.5)	0.2
Effective tax rate	23.4%	19.1%
The effective tax rate for the nine months ended September 30, 2020 and 2019 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
certain executive compensation. The increase in the effective tax rate for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily due to an increase of $0.5 million in taxable income resulting from the IRC 162(m) limitation on the deductibility of certain executive compensation and a $3.9 million decline in excess tax benefits from stock-based compensation. We recognized an excess tax benefit on stock compensation of $0.5 million for the nine months ended September 30, 2020, compared to a $4.4 million excess tax benefit for the prior year comparable period. These increases were partially offset by the impact of general business credits.
On March 27, 2020, the CARES Act was signed into law, which, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the nine months ended September 30, 2020, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. During the second quarter June 30, 2020, we released our valuation allowance against our capital loss carryforwards, as we recognized capital gains on the sale of certain investment securities during that period sufficient to offset our capital loss carryforward amount. As of September 30, 2020 and December 31, 2019, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2016 through 2019. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter June 30, 2020 and the examination remains ongoing. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of September 30, 2020, we have federal net operating loss carryforwards of approximately $31.9 million and state net operating loss carryforwards of approximately $57.9 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2021 and 2035. Of our total state net operating loss carryforwards, approximately $31.7 million will expire between 2021 and 2039, while the remaining balance of approximately $26.2 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $16.3 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of September 30, 2020 and December 31, 2019, we had a liability of $9.8 million and $8.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Beginning balance	$8,398	$6,965
Increases related to positions taken during prior years	235	—
Increases related to positions taken during the current year	1,200	1,569
Decreases as a result of a lapse of applicable statute of limitations	—	(456)
Ending balance	$9,833	$8,078

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$9,657	$8,023
As of September 30, 2020 and 2019, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.8 million and $0.4 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019 and entered into an accelerated share repurchase agreement for $100 million in May 2019. In August 2019, we completed final settlement of shares purchased under this agreement, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. As of September 30, 2020, we have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022. Walmart is entitled to voting rights and participate in any dividends paid from the issuance date on the unvested balance, and therefore, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of September 30, 2020, there were 731,253 unvested shares outstanding.
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
Restricted Stock Units
The following table summarizes restricted stock units subject to only service conditions granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Restricted stock units granted	96	52	1,580	140
Weighted-average grant-date fair value	$51.96	$35.41	$30.45	$48.39
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Performance-based restricted stock units granted (1)	53	—	615	883
Weighted-average grant-date fair value	$51.25	$—	$34.82	$50.15

(1)	Performance awards granted also reflects, as applicable, the issuance of any shares awarded in excess of their original target amount based on the Compensation Committee's certification of completed performance years. The grant date fair value for these awards are based on the grant price at the time of the original award.
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
The following table summarizes the performance-based stock options granted to date:

Nine Months Ended September 30,
2020
(In thousands, except per share data)
Performance-based stock options granted	2,250
Weighted-average exercise price	$31.30
Weighted-average grant-date fair value	$14.57
The estimated grant-date fair value of each performance option grant was based on the following weighted-average assumptions:

Nine Months Ended September 30,
2020
Risk-free interest rate	0.63%
Expected term (in years)	3.30
Expected dividends	—
Expected volatility	53.8%
The total stock-based compensation expense recognized was $11.8 million and $6.9 million for the three months ended September 30, 2020 and 2019, respectively, and $36.8 million and $30.1 million for the nine months ended September 30, 2020 and 2019, respectively. Total stock-based compensation expense includes amounts related to each of the awards discussed above and purchases made under our 2010 Employee Stock Purchase Plan, and reflects, as applicable, accelerated expense recognition associated with our retirement policy.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings (Loss) per Common Share
The calculation of basic and diluted earnings (loss) per share (EPS) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Basic earnings (loss) per Class A common share
Numerator:
Net (loss) income	$(2,992)	$(531)	$47,147	$98,204
Amount attributable to unvested Walmart restricted shares	43	—	(742)	—
Net (loss) income allocated to Class A common stockholders	$(2,949)	$(531)	$46,405	$98,204
Denominator:
Weighted-average Class A shares issued and outstanding	52,635	51,595	52,269	52,405
Basic (loss) earnings per Class A common share	$(0.06)	$(0.01)	$0.89	$1.87

Diluted earnings (loss) per Class A common share
Numerator:
Net (loss) income allocated to Class A common stockholders	$(2,949)	$(531)	$46,405	$98,204
Re-allocated earnings	(1)	—	16	—
Diluted net (loss) income allocated to Class A common stockholders	$(2,950)	$(531)	$46,421	$98,204
Denominator:
Weighted-average Class A shares issued and outstanding	52,635	51,595	52,269	52,405
Dilutive potential common shares:
Stock options	426	83	208	130
Restricted stock units	751	199	658	463
Performance-based restricted stock units	231	373	298	413
Employee stock purchase plan	39	45	22	63
Diluted weighted-average Class A shares issued and outstanding	54,082	52,295	53,455	53,474
Diluted (loss) earnings per Class A common share	$(0.06)	$(0.01)	$0.87	$1.84
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Class A common stock
Options to purchase Class A common stock	947	—	488	—
Restricted stock units	133	476	175	314
Performance-based restricted stock units	460	752	292	466
Unvested Walmart restricted shares	759	—	836	—
Total	2,299	1,228	1,791	780

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
As of September 30, 2020 and December 31, 2019, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2020	(In thousands)
Assets
Corporate bonds	$—	$10,092	$—	$10,092
Agency bond securities	—	54,931	—	54,931
Agency mortgage-backed securities	—	215,185	—	215,185
Municipal bonds	—	13,950	—	13,950
Asset-backed securities	—	15,216	—	15,216
Total assets	$—	$309,374	$—	$309,374

Liabilities
Contingent consideration	$—	$—	$6,300	$6,300

December 31, 2019
Assets
Corporate bonds	$—	$10,012	$—	$10,012
Agency bond securities	—	20,000	—	20,000
Agency mortgage-backed securities	—	211,033	—	211,033
Municipal bonds	—	4,342	—	4,342
Asset-backed securities	—	32,052	—	32,052
Total assets	$—	$277,439	$—	$277,439

Liabilities
Contingent consideration	$—	$—	$9,300	$9,300
We based the fair value of our fixed income securities held as of September 30, 2020 and December 31, 2019 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2020 or 2019.
The following table presents changes in our contingent consideration payable for the three and nine months ended September 30, 2020 and 2019, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$7,300	$13,166	$9,300	$15,800
Payments of contingent consideration	(1,000)	(1,000)	(3,000)	(3,634)
Change in fair value of contingent consideration	—	(1,866)	—	(1,866)
Balance, end of period	$6,300	$10,300	$6,300	$10,300

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2020 and December 31, 2019 are presented in the table below.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Fair Value of Financial Instruments (continued)

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$20,423	$19,277	$21,417	$19,563

Financial Liabilities
Deposits	$2,282,674	$2,282,625	$1,175,341	$1,175,298
Line of credit	$—	$—	$35,000	$35,000

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
Our total lease expense amounted to approximately $2.3 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, and $6.9 million and $8.1 million for the nine months ended September 30, 2020 and 2019, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

September 30, 2020

Cash paid for operating lease liabilities (in thousands)	$7,455
Weighted average remaining lease term (years)	3.5
Weighted average discount rate	4.8%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases (continued)
Maturities of our operating lease liabilities as of September 30, 2020 is as follows:

Operating Leases
(In thousands)
Remainder of 2020	$2,454
2021	9,715
2022	8,805
2023	3,500
2024	3,464
Thereafter	1,732
29,670
Less: imputed interest	(2,961)
Total lease liabilities	$26,709

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
Financial Commitments
As discussed in Note 7 — Equity Method Investment, we are committed to make annual capital contributions in TailFin Labs, LLC of $35.0 million per year from January 2020 through January 2024.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Walmart	27%	35%	27%	33%
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	September 30, 2020	December 31, 2019
Walmart	*	13%

*	Constitutes less than 10% for the period presented.

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
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30, 2020
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$238,135	$59,382	$(6,447)	$291,070
Operating expenses	211,216	52,613	29,891	293,720
Operating income (loss)	$26,919	$6,769	$(36,338)	$(2,650)

	Three Months Ended September 30, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$191,273	$56,025	$(6,850)	$240,448
Operating expenses	173,014	49,151	20,470	242,635
Operating income (loss)	$18,259	$6,874	$(27,320)	$(2,187)

	Nine Months Ended September 30, 2020
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$739,251	$252,889	$(22,661)	$969,479
Operating expenses	651,482	169,601	86,807	907,890
Operating income	$87,769	$83,288	$(109,468)	$61,589

	Nine Months Ended September 30, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$646,938	$236,714	$(24,364)	$859,288
Operating expenses	515,375	149,533	71,219	736,127
Operating income	$131,563	$87,181	$(95,583)	$123,161

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of the coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our response to it, and those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
	(In thousands, except percentages)
Total operating revenues	$291,070	$240,448	$50,622	21.1%	$969,479	$859,288	$110,191	12.8%
Total operating expenses	293,720	242,635	51,085	21.1%	907,890	736,127	171,763	23.3%
Net (loss) income	(2,992)	(531)	(2,461)	*	47,147	98,204	(51,057)	(52.0)%
* Not meaningful.
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

Our employees and business continuity
In response to the pandemic, we enacted business continuity plans in Shanghai, China and across the U.S., mandated that our employees work from home, required contractors to work remotely and implemented strict travel restrictions. To date, our U.S. employees have been successful in maintaining our operations in a remote work environment and our offices in China have since reopened consistent with local guidelines. While we experienced disruption in staffing levels at our third-party call centers across the globe in the first half of 2020, staffing levels have been restored to appropriate levels and we continue to monitor the situation, as we evaluate future operating plans.
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
Subsequently, governmental actions in the second quarter of 2020, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) helped mitigate the effects of COVID-19 on our business. In particular, stimulus funds and incremental unemployment benefits provided under the CARES Act and a fundamental shift in consumer behavior towards electronic payments has created a higher demand and usage of our products and services. In the third quarter of 2020, our gross dollar volume, purchase volume and the number of active accounts grew year-over-year by 47%, 26% and 10%, respectively. While we believe we will continue to benefit from the accelerated adoption of digital payments, we expect our key performance indicators to normalize throughout the fourth quarter of 2020 as the effect of past governmental actions lessen.
Impact on interest income, cost structure and liquidity
Interest Income
The Federal Reserve recently announced reductions in short-term interest rates that have lowered the yields on our cash and investment balances and therefore, we expect a reduction in the amount of interest income we earn for the remainder of the year.
Cost Structure
We have experienced increased costs, including higher disputed transaction losses, which were exacerbated by the disruption in staffing levels at our third-party call centers in the first half of 2020. We have implemented cost-saving measures to offset increased costs and are otherwise working to mitigate the conditions driving our higher costs.
Liquidity
We have taken steps to strengthen our liquidity position and ensure we have ample flexibility to pursue strategic priorities, including utilizing our revolving credit facility, strictly managing our enterprise-wide employee headcount and delaying or reducing non-critical projects. We currently have the full $100 million available to us under our revolving credit facility should we need it to invest in strategic initiatives.
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

Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2020 increased $50.6 million, or 21%, and $110.2 million, or 13%, respectively, over the prior year comparable periods, generating revenue growth from both our Account Services and Processing and Settlement Services segments.
Account Services
Within our Account Services segment, total operating revenues increased year-over-year for the three and nine months ended September 30, 2020 by 25% and 14%, respectively, primarily attributable to growth in our key metrics, such as gross dollar volume and purchase volume. The growth in gross dollar volume was driven, in part, by the extension of federal unemployment benefits and higher levels of tax refund payments due to the extension of the tax filing deadlines to July 2020. The growth in our key metrics resulted in year-over-year increases in BaaS program management service fee revenues earned from platform partners, monthly maintenance fees and interchange revenues, partially offset by an increase in estimated cash back rewards that we record as a reduction to card revenues and other fees. We also experienced a year-over-year decline in net interest income during the three and nine months ended September 30, 2020 due to lower yields on our cash and investment balances as a result of rate decreases by the Federal Reserve.
While we believe gross dollar volume is a strong indicator of our revenue for all our account programs and believe our long term strategy and unique collection of assets provide a competitive advantage to address the competitive pressures we face from new entrants, current economic conditions caused by the COVID-19 pandemic have created mixed trends in our business that make it difficult to forecast future results. We continue to monitor gross dollar volume to better understand its sources. We saw an increased proportion of ACH deposits coming from government benefits when account holders filed for unemployment benefits. While state and federal unemployment benefits afforded under the CARES Act helped offset erosion in payroll deposits, as we noted above, such benefits have since expired and it is unclear whether or how long such benefits will be extended or whether such benefits will be maintained, significantly reduced or replaced.
Processing and Settlement Services
Within our Processing and Settlement Services segment, total operating revenues increased year-over-year by 6% and 7% for the three and nine months ended September 30, 2020, respectively, primarily due to growth in the number of cash transfers and tax refund payments processed, as well as the introduction of new tax processing services compared with the prior year periods, partially offset by a year-over-year decline in Simply Paid disbursement transactions due to the effects of the COVID-19 pandemic.
During the fourth quarter of 2020, we anticipate a modest decline in the number of cash transfers and the related revenue, as compared to the same period in 2019, as a result of the non-renewal of a reload partner arrangement. We do not expect a corresponding impact to net income due to the lower profitability of this arrangement.
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2020 increased $51.1 million, or 21%, and $171.8 million, or 23%, respectively, over the prior year comparable periods. This increase was primarily the result of several factors, including higher processing expenses associated with the growth of certain BaaS account programs and an increase in other general and administrative expenses primarily due to a year-over-year growth in dispute transaction losses and higher depreciation and amortization of property, plant and equipment as a result of growth in capital expenditures in recent years. We also experienced higher compensation and benefits expenses, principally due to accrued bonus compensation for non-executive employees and stock-based compensation expenses associated with performance-based equity awards as a result of our improving performance. During the three months ended September 30, 2020, sales and marketing expenses declined year-over-year, principally from lower marketing expenses. In 2019, the majority of our marketing expenses were concentrated in the second half of the year to support the launch of our Green Dot Unlimited product. For the nine months ended September 30, 2020, we experienced higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products and services that are subject to revenue-sharing arrangements with our distributors and partners.
While we continue to build operational efficiencies within our customer service operations, in the short-term, we continue to incur significantly higher dispute transaction losses year-over-year, primarily due to higher volumes of incoming customer disputes and operational disruptions caused by the COVID-19 pandemic. While we do not anticipate these conditions to persist over a long duration, dispute transaction losses have negatively impacted other general and administrative expenses for the three and nine months ended September 30, 2020 and we expect will normalize beginning in 2021 as our improvement measures begin to take effect.
Additionally, under our new Walmart MoneyCard agreement, beginning January 1, 2020, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement. Consequently, our sales and marketing expenses throughout 2020 has been negatively impacted by the increased commission rate.
Income taxes
We recorded an income tax benefit of $1.3 million for the three months ended September 30, 2020, a decrease $0.5 million, or 27%, from the prior year comparable period. The decrease was primarily due to the effect of certain limitations on our income tax deductions on compensation. Income tax expense for the nine months ended September 30, 2020 decreased $8.8 million, or 38%, from the prior year comparable period primarily due to a decline in operating income generated, offset by a higher effective tax rate year-over-year.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	%	2020	2019	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$14,453	$9,827	$4,626	47.1%	$43,854	$32,823	$11,031	33.6%
GDV from Direct Deposit Sources	$9,493	$6,843	$2,650	38.7%	$30,715	$24,268	$6,447	26.6%
Number of Active Accounts*	5.72	5.18	0.54	10.4%	n/a	n/a	n/a	n/a
Direct Deposit Active Accounts*	2.37	2.14	0.23	10.7%	n/a	n/a	n/a	n/a
Purchase Volume	$7,600	$6,047	$1,553	25.7%	$24,359	$20,717	$3,642	17.6%
Cash Transfers	12.81	11.73	1.08	9.2%	37.42	33.96	3.46	10.2%
Tax Refunds Processed	0.75	0.11	0.64	**	12.35	12.02	0.33	2.7%
* Represents number of active and direct deposit active accounts as of September 30, 2020 and 2019, respectively.
** Not meaningful.
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products from direct deposit and non-direct deposit sources. A substantial portion of our gross dollar volume is generated from direct deposit sources. We use these metrics to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base. This metric also serves as a leading indicator of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in total dollar volume of 47% and 34% during the three and nine months ended September 30, 2020, respectively, and the increases in gross dollar volume from direct deposit sources of 39% and 27% during the three and nine months ended September 30, 2020, respectively, from the comparable prior year periods were principally driven by an increase in the number of direct deposit active accounts and federal benefits received under the CARES Act, as well as uncharacteristically higher levels of tax refund payments in the third quarter of 2020 due to the extension of the tax filing deadlines to July 2020.
Number of Active Accounts — represents any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This metric includes general purpose reloadable prepaid card accounts, demand deposit or checking accounts, and credit card accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. Within our active accounts, we monitor the mix of direct deposit accounts and non-direct deposit accounts. Our direct deposit active accounts, on average, have the longest tenure and generate the majority of our gross dollar volume in any period and thus, generate more revenue over their lifetime than other active accounts. We experienced an increase in the number of active accounts and direct deposit active accounts of 10% and 11%, respectively, as of September 30, 2020 on a year-over-year basis, primarily driven by new and existing customers utilizing our platform to receive stimulus funds and unemployment benefits provided for under the CARES Act and the extension of tax filing deadlines to July 2020.

Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals and in 2020, excludes volume generated by certain BaaS programs where the BaaS partner earns interchange and we earn a platform fee. We use this metric to analyze interchange revenue, which is a key component of our financial performance. Purchase volume increased approximately 26% and 18% during the three and nine months ended September 30, 2020, respectively, from the comparable prior year periods, in line with the increase in Gross Dollar Volume as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 9% and 10% during the three and nine months ended September 30, 2020, respectively, over the prior year comparable periods primarily due to an increase in transactions driven by the number of third-party account programs that utilize the Green Dot Network to accept funds through our cash processing network. As discussed above, during the fourth quarter of 2020, we anticipate a modest decline in the number of cash transfers and the related revenue, as compared to the same period in 2019, as a result of the non-renewal of a reload partner arrangement.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. Due to seasonality, the number of tax refunds processed is most concentrated during the first half of each year and is minimal during the second half of each year. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of customer engagement and usage of its products and services. The overall increase in the number of tax refunds processed of 3% during the nine months ended September 30, 2020 was primarily due to an increase in refunds processed through online consumer tax filing software platforms, compared to the prior year period.
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
Processing and Settlement Service Revenues — Processing and settlement service revenues consist of cash transfer revenues, tax refund processing service revenues, Simply Paid disbursement revenues and other tax processing service revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues at the point in time when a customer of a third-party tax preparation company chooses to pay his or her tax preparation fee through the use of our tax refund processing services. We earn Simply Paid disbursement fees from our business partners at the point in time payment disbursements are made.
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
Critical Accounting Policies and Estimates
Reference is made to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as disclosed in Note 2 — Summary of Significant Accounting Policies under Recently Adopted Accounting Pronouncements to the Consolidated Financial Statements included herein, there have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.
Recent Accounting Pronouncements
Reference is made to the recent accounting pronouncements disclosed in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein.

Comparison of Three-Month Periods Ended September 30, 2020 and 2019
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Three Months Ended September 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$146,648	50.3%	$102,231	42.5%
Processing and settlement service revenues	57,526	19.8	54,620	22.7
Interchange revenues	84,876	29.2	77,080	32.1
Interest income, net	2,020	0.7	6,517	2.7
Total operating revenues	$291,070	100.0%	$240,448	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $146.6 million for the three months ended September 30, 2020, an increase of $44.4 million, or 43.4%, from the comparable prior year period. Our card revenues and other fees increased principally as a result of BaaS program management service fee revenues earned from platform partners and to a lesser extent, an increase in monthly maintenance fee assessments as a result of higher account balances. The deposit liability on our balance sheet has increased substantially year-over-year as a result of the increase in gross dollar volume. These increases were offset partially by an increase in estimated cash back rewards that we record as a reduction to card revenues and other fees. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program, customer activity and customer redemption rates. Cash rewards have increased steadily year-over-year as our cash-back programs have grown, principally from those programs launched in the second half of 2019.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $57.5 million for the three months ended September 30, 2020, an increase of $2.9 million, or 5%, from the comparable prior year period. The increase is attributable in part to a shift in the timing of tax refunds processed from the second quarter to the third quarter of 2020 as a result of the extension of the tax filing deadline to July 2020, as well as growth in the number of cash transfers processed. These increases were offset by a decline in the number of Simply Paid disbursement transactions due to the effects of the COVID-19 pandemic.
Interchange Revenues — Interchange revenues totaled $84.9 million for the three months ended September 30, 2020, an increase of $7.8 million, or 10%, from the comparable prior year period. The increase was primarily due to an increase in the amount of purchase volume during the three months ended September 30, 2020 compared to the prior year period, which we attribute primarily to stimulus funds and unemployment benefits made available under the CARES Act, partially offset by a decline in the interchange rate earned as a result of an increase in the average dollar amount purchased per transaction.
Interest Income, net — Net interest income totaled $2.0 million for the three months ended September 30, 2020, a decrease of $4.5 million, or 69%, from the comparable prior year period. The decrease was principally the result of lower yields on our investment securities portfolio and customer funds on deposit as a result of rate decreases by the Federal Reserve during the first quarter of 2020.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$96,189	33.0%	$98,352	40.9%
Compensation and benefits expenses	61,077	21.0	46,678	19.4
Processing expenses	74,158	25.5	49,010	20.4
Other general and administrative expenses	62,296	21.4	48,595	20.2
Total operating expenses	$293,720	100.9%	$242,635	100.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $96.2 million for the three months ended September 30, 2020, a decrease of $2.2 million, or 2% from the comparable prior year period. This decrease was primarily driven by lower marketing expenses. In 2019, the majority of our marketing expenses were concentrated in the second half of the year to support the launch of our Green Dot Unlimited product. This decrease was partially offset by an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements. Under our current agreement with Walmart, beginning on January 1, 2020, the sales commission rate we pay for the MoneyCard program increased from the prior agreement. As such, our sales and marketing expenses in 2020 continue to be negatively impacted by the increased commission rate.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $61.1 million for the three months ended September 30, 2020, an increase of $14.4 million or 31% from the comparable prior year period. The increase was primarily due to higher salaries and wages of $11.5 million, a portion of which was attributable to accrued bonus compensation for non-executive employees, and an increase in stock-based compensation expense of approximately $4.9 million associated with certain performance-based awards. These increases were partially offset by lower third-party contractor and employee travel expenses due to COVID-19 related travel restrictions.
Processing Expenses — Processing expenses totaled $74.2 million for the three months ended September 30, 2020, an increase of $25.2 million or 51% from the comparable prior year period. This increase was principally due to growth in BaaS account programs within our Account Services segment and overall volume of transactions processed through our platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $62.3 million for the three months ended September 30, 2020, an increase of $13.7 million or 28%, from the comparable prior year period. This increase was primarily due to a year-over-year growth in dispute transaction losses, as discussed above, and higher depreciation and amortization of property, plant and equipment as a result of growth in capital expenditures in recent years.
Income Taxes
Our income tax benefit totaled $1.3 million for the three months ended September 30, 2020 compared to a $1.8 million income tax benefit for the prior year comparable period, resulting in an effective tax rate of 31.1% and 76.9%, respectively.
We have not included an effective tax rate reconciliation for the three months ended September 30, 2020 and 2019, because the effective tax rate calculation for each period is not meaningful to our consolidated financial statements on a year-over-year basis. Our income tax benefit decreased by $0.5 million for the three months ended

September 30, 2020 from the prior year comparable period primarily due to the IRC 162(m) limitation on the deduction of certain executive compensation and a decrease in the excess tax benefits deduction for stock-based compensation.
Comparison of Nine-Month Periods Ended September 30, 2020 and 2019
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$440,723	45.5%	$353,421	41.1%
Processing and settlement service revenues	246,042	25.4	229,272	26.7
Interchange revenues	271,712	28.0	250,955	29.2
Interest income, net	11,002	1.1	25,640	3.0
Total operating revenues	$969,479	100.0%	$859,288	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $440.7 million for the nine months ended September 30, 2020, an increase of $87.3 million, or 25%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2020 and 2019—Operating Revenues—Card Revenues and Other Fees."
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $246.0 million for the nine months ended September 30, 2020, an increase of $16.7 million, or 7%, from the comparable prior year period. This increase was driven primarily by year-over-year growth in transaction volume associated with cash transfers, expanded adoption of our taxpayer advance programs and the introduction of new tax processing services for the nine months ended September 30, 2020 compared to the prior year period, partially offset by lower Simply Paid disbursement transactions due to the effects of the COVID-19 pandemic.
Interchange Revenues — Interchange revenues totaled $271.7 million for the nine months ended September 30, 2020, an increase of $20.7 million, or 8%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2020 and 2019—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $11.0 million for the nine months ended September 30, 2020, a decrease of $14.6 million, or 57%, from the comparable prior year period. This decrease was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2020 and 2019 Operating Revenues—Interest Income, net."
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$319,738	33.0%	$284,485	33.1%
Compensation and benefits expenses	173,009	17.8	156,451	18.2
Processing expenses	216,624	22.3	149,864	17.4
Other general and administrative expenses	198,519	20.5	145,327	17.0
Total operating expenses	$907,890	93.6%	$736,127	85.7%

Sales and Marketing Expenses — Sales and marketing expenses totaled $319.7 million for the nine months ended September 30, 2020, an increase of $35.2 million, or 12% from the comparable prior year period. This increase was driven by an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $173.0 million for the nine months ended September 30, 2020, an increase of $16.5 million or 11% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2020 and 2019—Operating Expenses—Compensation and Benefits Expenses."
Processing Expenses — Processing expenses totaled $216.6 million for the nine months ended September 30, 2020, an increase of $66.7 million or 44% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2020 and 2019—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $198.5 million for the nine months ended September 30, 2020, an increase of $53.2 million or 37%, from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2020 and 2019—Operating Expenses—Other General and Administrative Expenses."
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Nine Months Ended September 30,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3	1.5
General business credits	(2.6)	(2.0)
Employee stock-based compensation	(0.7)	(3.7)
IRC 162(m) limitation	4.5	1.9
Nondeductible expenses	0.4	0.2
Other	(0.5)	0.2
Effective tax rate	23.4%	19.1%
Our income tax expense totaled $14.4 million for the nine months ended September 30, 2020, representing a decrease of $8.8 million from the prior year comparable period, and primarily driven by the decline in our operating income. The increase in the effective tax rate for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily due to an increase of $0.5 million in taxable income resulting from the IRC 162(m) limitation on the deductibility of certain executive compensation and a $3.9 million decline in excess tax benefits from stock-based compensation. We recognized an excess tax benefit on stock compensation of $0.5 million for the nine months ended September 30, 2020, compared to a $4.4 million excess tax benefit for the prior year comparable period. These increases were partially offset by the impact of general business credits.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Total cash provided by (used in)
Operating activities	$198,851	$204,661
Investing activities	(105,938)	(100,127)
Financing activities	983,001	(335,374)
Increase (decrease) in unrestricted cash, cash equivalents and restricted cash	$1,075,914	$(230,840)

For the nine months ended September 30, 2020 and 2019, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. As of September 30, 2020, our primary source of liquidity was unrestricted cash and cash equivalents totaling $2.1 billion. We also consider our $309.4 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $198.9 million of net cash provided by operating activities during the nine months ended September 30, 2020 was the result of $47.1 million of net income, adjusted for certain non-cash operating items of $108.8 million and increases in net changes in our working capital assets and liabilities of $42.9 million. Our $204.7 million of net cash provided by operating activities during the nine months ended September 30, 2019 was primarily the result of $98.2 million of net income, adjusted for certain non-cash operating items of $95.2 million and increases in net changes in our working capital assets and liabilities of $11.3 million.
Cash Flows from Investing Activities
Our $105.9 million of net cash used in investing activities during the nine months ended September 30, 2020 was primarily due to the acquisition of property and equipment of $43.9 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $26.6 million. Our $100.1 million of net cash used in investing activities during the nine months ended September 30, 2019 was primarily due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $40.5 million and the acquisition of property and equipment of $58.2 million.
Cash Flows from Financing Activities
Our $983.0 million of net cash provided from financing activities during the nine months ended September 30, 2020 was principally the result of a net increase in customer deposits of $1.1 billion, offset by a net decrease of $84.3 million in obligations to customers and net repayments on our revolving credit facility of $35.0 million. Total customer deposit balances have increased substantially as compared to December 31, 2019, principally as a result of stimulus funds and other government benefits received by our cardholders under the CARES Act. Our $335.4 million of net cash used in financing activities during the nine months ended September 30, 2019 was principally the result of $100 million used for stock repurchases under our stock repurchase program, our $60.0 million repayment of our note payable, and net decreases in customer deposits and obligations to customers of $133.1 million and $25.3 million, respectively.
Commitments
While the effect of COVID-19 has created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate we will continue to purchase property and equipment we consider necessary to support our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including the extent and timing of hiring new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of the COVID-19 pandemic. We intend to continue to invest in new products and programs we believe are critical, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. However, we do not expect these capital expenditures will exceed the amount of our capital expenditures in the previous year.
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

2019 Revolving Facility
In October 2019, we entered into a revolving credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100 million five-year revolving facility and matures in October 2024. At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. During the first quarter of 2020, we drew the maximum amount available of $100 million as a precautionary measure due to the uncertainty associated with the COVID-19 pandemic, but have since repaid the entire balance resulting in there being no borrowings outstanding as of September 30, 2020.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At September 30, 2020, we were in compliance with all such covenants.
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
Off-Balance Sheet Arrangements
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC, with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. See Note 7—Equity Method Investment of the Notes to our Consolidated Financial Statements for additional information.
As of and for the nine months ended September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Basel III rules, which were promulgated by the Federal Reserve and other U.S. banking regulators, provide for risk-based capital, leverage and liquidity standards. The U.S. Basel III rules contain capital standards that change the composition of capital, increase minimum capital ratios and strengthen counter-party credit risk capital requirements. The Basel III rules also include a new definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-

weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%.
As of September 30, 2020 and December 31, 2019, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2020 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$505,212	16.1%	4.0%	n/a
Common equity Tier 1 capital	$505,212	83.0%	4.5%	n/a
Tier 1 capital	$505,212	83.0%	6.0%	6.0%
Total risk-based capital	$508,337	83.5%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$243,540	8.9%	4.0%	5.0%
Common equity Tier 1 capital	$243,540	86.5%	4.5%	6.5%
Tier 1 capital	$243,540	86.5%	6.0%	8.0%
Total risk-based capital	$244,312	86.7%	8.0%	10.0%

	December 31, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$400,445	22.2%	4.0%	n/a
Common equity Tier 1 capital	$400,445	70.5%	4.5%	n/a
Tier 1 capital	$400,445	70.5%	6.0%	6.0%
Total risk-based capital	$404,469	71.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$204,141	13.9%	4.0%	5.0%
Common equity Tier 1 capital	$204,141	82.8%	4.5%	6.5%
Tier 1 capital	$204,141	82.8%	6.0%	8.0%
Total risk-based capital	$205,548	83.4%	8.0%	10.0%

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
Our revolving credit facility is, and is expected to be, at variable rates of interest and expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our revolving facility is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of September 30, 2020, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Our exposure to credit risk associated with our retail distributors and Simply Paid distribution partners is mitigated due to the short time period, currently an average of two days, that retailer settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor and Simply Paid distribution partner. We monitor each retail distributor’s and Simply Paid distribution partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring our retail distributor and Simply Paid distribution partner exposure and assigning credit limits, and reports regularly to the risk committee of our Board of Directors. We continue to monitor our exposure to credit risk with our retail distributors and other business partners in light of the COVID-19 pandemic.

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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide and has reduced consumer spending in the markets in which we operate and across the global economy. Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. As a result of the COVID-19 pandemic, in the first quarter, we closed our offices in both China and the United States, and required our employees and certain of our contractors to work remotely and implemented certain travel restrictions. While we did not experience a significant decline in productivity during this period and our offices in China have since reopened consistent with local guidelines, our personnel in China and the United States continue to be subject to certain restrictions, which could increase our costs, lower productivity or otherwise impact our business, results of operations and financial condition while these conditions persist. In addition, many of the third-party call centers we rely on to provide customer support were closed during portions of the first and second quarter due to the pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher transaction losses in the first and second quarters as compared to prior periods. While such staffing issues have been largely resolved, it is possible that we may continue to experience similar issues in the future due to the pandemic. The business and operations of our retail distributors and our BaaS and other partners have likewise been disrupted, with many experiencing reduced foot traffic or usage of their services. If the COVID-19 pandemic has a substantial and prolonged impact on our employees, partners or distributors’ attendance or productivity, our results of operations and overall financial performance may be adversely harmed.
The duration and magnitude of the effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation actions, the type of stimulus measures and other policy responses that the U.S. government may further adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors. The COVID-19 pandemic has already had an adverse effect on the global economy, and the ultimate business and economic impact of the COVID-19 pandemic remains unknown. The conditions caused by the COVID-19 pandemic adversely affected our customers’ spending levels and ability or willingness to purchase our products and services through our retail distributors, lowered the volume of transactions through our BaaS and PayCard programs and delayed the launching of new products and services, although governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) helped mitigate the effects of COVID-19 on our business during the second quarter of 2020. However, the incremental federal unemployment benefits from the CARES Act expired on July 31, 2020 and unless the government extends the duration of these additional unemployment benefits and does not significantly reduce these benefits, or offers comparable or better benefits, our customers' spending levels and usage of our products may be impacted, resulting in additional uncertainty on our revenue results for the remainder of the year.
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
Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions.
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
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 27% for each of the three and nine months ended September 30, 2020. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2020, interchange revenues represented 29.2% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $499.0 million as of September 30, 2020. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors.
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
The majority of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2020, we had assets subject to settlement risk of $344.3 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner.
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
Our future success will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. Replacing departing key personnel can involve organizational disruption and uncertainty. We have recently experienced transitions among our executive officers. We appointed a new Chief Executive Officer in March 2020 and are in the process of appointing a permanent Chief Financial Officer. If we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. We must retain and motivate existing personnel, and we must also attract, assimilate and motivate additional highly-qualified employees. We may experience difficulty in managing transitions and assimilating our newly-hired personnel, which may adversely affect our business. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. If we fail to attract, integrate, retain and incentivize key personnel, our ability to manage and grow our business could be harmed. If we fail to manage any future transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.
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
ITEM 5. Other Information
On August 25, 2020, the Compensation Committee (the "Committee") of our Board of Directors approved the Green Dot Corporation Executive Incentive Compensation Plan (the "Executive Incentive Plan") to be effective for 2021 and beyond. All executive officers including our named executive officers are eligible to participate in the Executive Incentive Plan. Participants in the Executive Incentive Plan will be eligible to earn cash incentive awards through the achievement of performance targets to be established by the Committee each year. The degree of performance achievement will determine the amount of each award earned relative to the participant's target amount, which generally will be a percentage of base salary. Participants in the Executive Incentive Plan generally must be employed on the date the cash incentive awards are actually paid in order to receive payment. We expect to adopt an annual cash incentive program under the Executive Incentive Plan for each fiscal year consistent with the terms of the Executive Incentive Plan as described above.
A copy of the Executive Incentive Plan is attached as Exhibit 10.1 hereto and is incorporated herein by reference. The foregoing description of the Executive Incentive Plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1	Green Dot Corporation Executive Incentive Plan

31.1	Certification of Dan Henry, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dan Henry, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	November 6, 2020	By:	/s/ Jess Unruh
		Name:	Jess Unruh
		Title:	Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)