Form 10-K
period 2020-12-31
GREEN DOT CORP
filed 2021-02-26
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.1 billion (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 54,157,065 shares of Class A common stock, par value $0.001 per share, as of January 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GREEN DOT CORPORATION

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of the coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our and the U.S. government’s response to it, and including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

PART I
ITEM 1. Business
Overview
Green Dot Corporation is a financial technology and registered bank holding company focused on making modern banking and money movement accessible for all. Our goal is to deliver trusted, best-in-class money management and payment solutions to our customers and partners, seamlessly connecting people to their money. Our proprietary technology enables faster, more efficient electronic payments and money management, powering intuitive and seamless ways for people to spend, send, control and save their money. Through our bank, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit and payroll cards, as well as robust money processing services, such as tax refund processing, cash deposits and disbursements.
As the regulated entity and issuing bank for the substantial majority of products and services we provide, whether our own or on behalf of our platform partners, we are directly accountable for all aspects of each program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, state and federal law and our various internal governance policies and procedures, in addition to deploying enterprise-class risk management practices and procedures to ensure each program’s initial and ongoing safety and soundness.
Our Products and Services
Our products and services are divided among our two reportable segments: 1) Account Services and 2) Processing and Settlement Services.
Account Services
We offer several deposit account programs, including:
•Innovative consumer and small business checking account products that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices;
•Network-branded reloadable prepaid debit cards marketed under several leading consumer brand names, collectively referred to as General Purpose Reloadable or GPR cards;
•Network-branded gift cards (known as open-loop) that are sold at participating retail stores; and
•Secured credit programs designed to help people establish or rehabilitate their national credit bureau score.
We earn revenues primarily through:
•Fees assessed to merchants for purchase transactions initiated by our cardholders (commonly known as interchange);
•Card revenues and other fees, principally consisting of fees charged to cardholders for certain transactions and usage of our products and platform fees we earn from our partners for use of our technology platform and our program management capabilities; and
•Interest income earned from the investment of deposits held at Green Dot Bank (our wholly-owned subsidiary bank).
Products within our Account Services segment are generally issued by Green Dot Bank. As a result of acquisitions over the past few years, we also manage programs issued by third-party issuing banks.
Processing and Settlement Services
We offer several products and services that specialize in facilitating the movement of funds on behalf of consumers and businesses, referred to as Money Processing and Tax Processing services.
Our Money Processing services include:
•Cash transfer services that enable consumers to add funds directly to an account at the point-of-sale at any participating retailer. We offer this service to our deposit account programs and any third-party bank or program manager (which we refer to as network acceptance members) that has enabled its cards to accept funds through our processing system; and
•Simply Paid Disbursement services that enable wages and any type of authorized funds disbursement to be sent to our deposit account programs and accounts issued by any third-party bank or program manager.

Our Tax Processing services are designed for participants in the tax industry and include:
•Tax refund transfers that provide the processing technology to facilitate receipt of a taxpayers' refund proceeds. When a customer of a third-party tax preparation provider chooses to pay their tax preparation fees using our processing services, we deduct the tax preparation service fee and our processing service fee from the customer's refund and remit the remaining balance to the customer's account;
•Small business lending to independent tax preparation providers that seek small advances in order to help provide working capital prior to generating income during the tax filing season; and
•Fast Cash Advance, a consumer-friendly loan that enables tax refund recipients utilizing our tax processing services the opportunity to receive a portion of their expected tax refund amount in advance of receiving their actual tax refund.
We earn revenues primarily through fees charged to consumers on a per transaction basis for cash transfer services, tax refund transfers and Simply Paid disbursements.
Our Market Strategy
Account Services
We offer our Account Services products to a broad group of consumers, ranging from never-banked to fully-banked consumers. We focus our sales and marketing efforts on acquisition of long-term users of our products, enhancing our brands and image, building market adoption and awareness of our products, improving customer retention, and increasing card usage. We offer the products and services in our Account Services segment through our omni-channel “branchless" distribution platform.
Retail
We utilize distribution arrangements with more than 90,000 retail locations, which we refer to as “retail distributors,” and thousands of neighborhood Financial Service Center locations.
We operate a supply chain comprised of proprietary technology and third-party vendors to design, manufacture and distribute packaging containing ready-to-use debit cards to our network of retail locations. Consumers can purchase these debit cards and initially load funds to the account in-store. Once consumers register their account with us, the account can be loaded through a variety of funding mechanisms, such as payroll direct deposit or utilizing our processing and settlement services.
Direct-to-consumer
We market directly to consumers through various marketing channels, such as online search engine optimization, online displays, direct mail campaigns, mobile advertising, and affiliate referral programs. Consumers may visit our websites to open a deposit account (our "Direct" programs).
Prior to 2021, we offered several branded deposit programs through multiple websites. Beginning in 2021, we have focused our efforts around a single product, GO2bank, a new mobile bank designed to help the majority of Americans living paycheck to paycheck build a stronger financial foundation. GO2bank is designed to help our customers lower the cost of accessing and managing their money and offers features such as overdraft protection, high-value rewards, high-interest savings, and opportunities to establish, build, and track credit, regardless of credit history.
This new product strategy allows us to optimize the efficiency of our marketing spend and add features and functionality to the product over time to meet the growing demands of consumers.
Employers
We offer a comprehensive payroll platform to corporate enterprises (our "PayCard" programs) to facilitate payments made for today’s workforce, including:
•Paycard programs that help corporate enterprise eliminates paper checks, reduces costs and improves efficiency;
•Employee access earned wages on demand; and
•Affordable instant digital pay options that replace slow and costly traditional pay methods.

Banking-as-a-Service
We partner with America's most prominent consumer and technology companies to design and deploy their own bespoke fintech banking solutions through our banking platform. Our banking platform includes an integrated bank, full program management services and enterprise-grade technology.
Our partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (our "BaaS" account programs). In doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses.
Our partners currently include Apple, Inc., Uber Technologies, Inc., Intuit, Inc., Amazon.com, Inc., Stash Financial, Inc. amongst others.
Processing and Settlement Services
Our Money Processing services are marketed to third-party banks, program managers, and other companies seeking cash deposit and disbursement capabilities for their customers. Those customers, including our own cardholders, have the ability to access our cash deposit and disbursement services at any of the locations within our network of retail distributors and neighborhood Financial Service Centers.
We market our tax-related financial services through a network of tax preparation franchises, independent tax professionals and online tax preparation providers, which are sometimes referred to as electronic return originators, or “EROs.” We also offer these consumers the option to deposit their tax refund proceeds onto one of our debit account products, which further expands the reach of our Account Services.
Our Technology Platform
Our vertically integrated technology and banking platform utilizes a combination of proprietary and third-party technologies and services to power a large ecosystem of financial service solutions through numerous distribution channels. The technology infrastructure supporting our platform is designed to minimize service disruptions, provide reasonable assurance of business continuity in the event of catastrophic occurrences and defend against data breaches and cyber security incidents. We continuously invest in security tools and other security technologies to protect our data and help keep our customers and partners safe. Our technology leverages data centers and cloud computing technology. We are committed to continuously improving the efficiency, scalability, and security of our platform to enhance the customer experience, remain competitive and support our growth.
Our Relationship with Walmart
Walmart is our largest retail distributor. Green Dot Corporation is the provider of Walmart-branded GPR cards sold at Walmart and Green Dot Bank is the issuer of those card accounts. Pursuant to our agreement with Walmart, Green Dot designs and delivers the Walmart MoneyCard product and provides all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. Walmart provides us with shelf space to display and offer the card accounts to consumers. As the issuing bank, Green Dot Bank holds the associated FDIC-insured deposits. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. In addition to Walmart MoneyCards, we offer our Green Dot-branded cards and our GoBank checking account product at Walmart, providing consumers the choice to purchase either Green Dot-branded products or Walmart MoneyCard products. Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 27%, 34%, and 36% of our total operating revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
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

We compete primarily on the basis of the following:
•breadth of distribution;
•speed and quality of innovation;
•reliability of system performance and security;
•scalability of platform services;
•quality of service;
•customer satisfaction;
•compliance and regulatory capabilities;
•brand recognition and reputation; and
•pricing.
We believe our products and services compete favorably with respect to these factors. The risks associated with our competitors are more fully discussed in “Item 1A. Risk Factors.”
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
Our patent portfolio currently consists of 13 issued patents and 5 patent applications pending. The current remaining terms for the patents we hold vary between 5 and 16 years. We feel our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
The industries in which we compete are characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors.”
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
Capital and Liquidity Requirements
In General. The U.S. banking agencies have adopted regulatory capital rules to implement the Basel III regulatory capital framework developed by the Basel Committee on Banking Supervision and related provisions in the Dodd-Frank Act (“U.S. Basel III Rules”). Under the U.S. Basel III Rules, Green Dot Corporation and Green Dot Bank are required to maintain minimum risk-based and leverage capital ratios. Green Dot Corporation and Green Dot Bank must also maintain a capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. For a discussion of applicable regulatory minimum and well-capitalized minimum capital ratios, as well as a description of relevant definitions related to capital amounts and ratios, see “Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Requirements for Bank Holding Companies” and Note 23 — Regulatory Requirements to the Consolidated Financial Statements included herein, which are incorporated by reference in this Item 1.
The Federal Reserve may require BHCs, including us, to maintain capital substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans. The Federal Reserve may also require BHCs or their subsidiaries to make other capital or liquidity commitments.
Failure to be well-capitalized, to meet minimum capital requirements or to comply with the other commitments to which we and Green Dot Bank may be subject could result in certain mandatory and possible additional discretionary actions by regulators, including restrictions on our and Green Dot Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications, or other restrictions on growth.
As of December 31, 2020, our and Green Dot Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that Green Dot Corporation and Green Dot Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer, on a fully phased-in basis.
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
Brokered Deposits
As discussed below under “Part I, Item 1A. Risk Factors,” current FDIC guidance requires the majority of Green Dot Bank’s deposits to be classified as brokered deposits. Under FDIC regulations, only banks that are well-capitalized may accept brokered deposits without restriction. A bank that is adequately capitalized may not accept, renew or roll over any brokered deposit unless it has been granted a waiver by the FDIC. If such waiver is granted, the bank may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. Undercapitalized banks may not accept, renew or roll over any brokered deposits. Because a majority of Green Dot Bank’s deposits are brokered deposits, failure by Green Dot Bank to remain well-capitalized could negatively affect our operations or financial condition.
In December 2020, the FDIC issued a final rule relating to the brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose.” The final rule will be effective on April 1, 2021, with full compliance with the brokered deposit part of the regulation extended to January 1, 2022. The extended compliance date is intended to provide sufficient time for financial institutions to put in place systems to implement the new regulatory regime and to allow the FDIC to develop internal processes and systems to ensure a consistent and robust review process. We are evaluating the final rule and whether it will result in a change in the way our deposits are classified.
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
In addition, Federal Reserve policy provides that BHC, such as Green Dot Corporation, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition; and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the BHC’s capital structure. BHCs also are required to consult with the Federal Reserve before materially increasing dividends and must receive approval before redeeming or repurchasing capital instruments. In addition, the Federal Reserve could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
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

Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and on September 21, 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking to modernize the regulations that implement the CRA. We cannot predict whether any changes will be made to applicable CRA requirements.
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
Data privacy and data security are areas of increasing state legislative focus. For example, in November 2020, a ballot initiative called the California Privacy Rights Act ("CPRA"), passed in California. The CPRA will create additional obligations relating to personal information that would take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined. In addition, laws similar to the CPRA may be adopted by other states where we do business and the federal government may also pass data privacy or data security legislation.
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
Consumer Protection Laws
The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. For example, our deposit products and operations are subject to the following federal laws, among others:
•the Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers;
•Regulation CC issued by the Federal Reserve, which relates to the availability of deposit funds to consumers;
•the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•the Electronic Fund Transfer Act and Regulation E issued by the CFPB, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
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
Human Capital
As of December 31, 2020, we had approximately 1,200 full-time employees globally, of which approximately 72% are in the United States, and 28% are in China. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. Human capital measures and objectives that we focus on in managing our business include employee health and safety, talent acquisition and retention, employee feedback, and development and training.
Employee Health and Safety and COVID-19
During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. In response to the pandemic, we mandated that our employees work from home, required contractors to work remotely and implemented strict travel restrictions. Our offices in China have since reopened consistent with local guidelines. We have shifted to a remote workforce strategy for most of our U.S. personnel. In addition, to reinforce a deep connection and establish clear direction with our employees, we have significantly increased leadership updates and management outreach. As the pandemic continues, the health and well-being of our workforce remains our top priority while we ensure productivity while working from home.
Engaging the Entire Team
We address employee engagement through three foundational areas: recruiting and retaining a talented workforce, soliciting and addressing employee feedback, and frequent management outreach to ensure commitment, engagement, continuous learning and skills development.
Talent Acquisition and Retention
Our workforce is representative of the industry we serve. We are highly technical, enjoy pushing the boundaries of what is possible and are individually innovative. We work to retain employees in a number of ways, including providing exciting and challenging assignments, having strong leadership and management, providing the opportunity to learn new skills and advance careers, having strong technology, customer relationships and business, along with providing competitive and equitable total rewards.
To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation for employees based on their contribution and performance. We benchmark for market practices, and regularly review our compensation against the market to ensure it remains competitive. We also offer a comprehensive and tailored set of benefits for employees and their families, providing protection from unexpected losses or medical expenses. Our benefits programs are tailored to the various geographies in which we operate, and include a variety of competitive health plans, a 401(k) plan with company match, an employee stock purchase plan and employee assistance program.
Employee Feedback
We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our culture and vision among our employees. We embrace an open-door policy where collaboration between all levels of team members and across multiple departments is encouraged and celebrated. In addition, during 2020, we conducted several surveys to understand our employees’ well-being during the COVID-19 pandemic and to more effectively guide our response.
We also believe that ongoing performance feedback encourages greater engagement in our business and improved individual performance.

Empowering Our Workforce
Over the past year, to support our remote workforce, we introduced an online learning platform to ensure that our employees can continue to learn and develop. Our management training is designed to increase capability in the areas of communication, engagement, coaching, inclusion and diversity, hiring and on-boarding, business skills and ensuring an ethical and supportive work environment free from bias and harassment. As employees advance in their careers, our training framework builds new capabilities on established foundational skills. Our regions and business teams also customize development programs for their specific needs.
Also, to promote the highest standards of honest and ethical business conduct and compliance with applicable laws, we have adopted codes of business conduct and ethics that apply to all of our board members, officers and employees and which are posted on the Investor Relations section of our website located at http://ir.greendot.com, by clicking on “Governance.”
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

ITEM 1A. Risk Factors
COVID-19 RISKS
The COVID-19 pandemic has and may continue to significantly affect how we and our retail distributors are operating our businesses.
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. As a result of the COVID-19 pandemic, our personnel in China and the United States continue to be subject to certain restrictions and our U.S. offices remain closed, which could increase our costs, lower productivity or otherwise impact our business, results of operations and financial condition while these conditions persist. In addition, many of the third-party call centers we rely on to provide customer support were closed during portions of the first and second quarter of 2020 due to the pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher transaction losses compared to prior periods. While such staffing issues have been resolved, it is possible that we may continue to experience similar issues in the future due to the pandemic. The business and operations of our retail distributors and our BaaS and other partners have likewise been disrupted, with many experiencing reduced foot traffic or usage of their services. If the COVID-19 pandemic has a substantial and prolonged impact on our employees, partners or distributors’ attendance or productivity, our results of operations and overall financial performance may be adversely harmed.
The duration and magnitude of the effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus and new variants of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, the type of stimulus measures and other policy responses that the U.S. government may further adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors. The conditions caused by the COVID-19 pandemic adversely affected our customers’ spending levels and ability or willingness to purchase our products and services through our retail distributors, lowered the volume of transactions through our BaaS and PayCard programs and delayed the launching of new products and services, although governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) helped mitigate the effects of COVID-19 on our business in 2020, and in December 2020, a $900 billion economic stimulus package was signed into law, providing for additional direct payments and enhanced unemployment benefits through March 2021. There has also been significant discussion among lawmakers regarding another economic relief package, which may provide for further direct payments and extend unemployment benefits. However, unless the government extends the duration of these additional unemployment benefits and does not significantly reduce these benefits, or offers comparable or better benefits, our customers' spending levels and usage of our products may be impacted, resulting in additional uncertainty on our revenue results for the remainder of 2021. Further, if an additional economic relief package is signed into law, which provides for substantial additional benefits, we may need to increase the size of our cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments. This could potentially impact our ability to pursue strategic transactions based on our current sources of liquidity and we may need to raise additional financing as a result.
As a result of the pandemic, we have experienced and may continue to experience increased costs, including higher call center costs and disputed transaction losses, which could continue to adversely affect our business, results of operations, and financial condition in future periods. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
We have taken steps to strengthen our liquidity position and ensure we have ample flexibility to pursue strategic priorities. Should we require credit at levels we are unable to access, the cost of credit is greater than expected, or the cost-savings measures we have implemented are ineffective or result in us incurring greater costs, our operating results could be adversely affected. Further, additional borrowings on our revolving line of credit have and will cause us to incur additional interest expense, which will negatively affect our earnings.
Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions.

RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 27.0% for the year ended December 31, 2020. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Account Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with our three other largest retail distributors have terms that are set to expire at various dates through 2022, with some subject to automatic renewal provisions. Our contracts with Walmart and our three other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Our future success depends upon the active and effective promotion of our products and services by retail distributors and tax preparation partners.
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. In addition, a large portion of our Processing and Settlement Services revenues is dependent on tax preparation partners as the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products and services for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on the willingness of our retail distributors and tax preparation partners to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services, and they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by the operational decisions by our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several types for tax refund processing services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
We make significant investments in products and services that may not be successful.
Our prospects for growth depend on our ability to innovate by offering new, and adding value to our existing, product and service offerings and on our ability to effectively commercialize such innovations. For example, in January 2021, we launched GO2bank, a new mobile bank account aimed at serving the low-and moderate-income market. We will continue to make investments in research, development, and marketing for new products and services. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.
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
The industries in which we compete are highly competitive.
The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and may compete with others in the market who may in the future provide offerings similar to ours, particularly vendors who provide program management and other services though a platform similar to our BaaS platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that may compete with ours. We expect that this competition will continue as banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and/or successfully compete with those of our competitors, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.
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
We are also experiencing increased competition as a result of new entrants offering free or low-cost alternatives to our products and services. In recent years, “challenger” banks have gained market share through the marketing of their largely free bank account offerings, contributing to a decline in the total number of our active accounts and associated revenue in recent periods. To the extent these new entrants continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In response to such challenger banks, we recently launched GO2bank, a new mobile bank account aimed at serving the low-and moderate-income market with tools that help address common financial challenges and opportunities to improve long-term financial health. If GO2bank is not successful or our competitive position deteriorates further, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.
We may not keep pace with the rapid technological developments in our industry and the larger electronic payments industry.
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
Fraudulent and other illegal activity involving our products and services could adversely affect our financial position and results of operations.
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
To address the challenges that we face with respect to fraudulent activity, we have implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations for the foreseeable future and that our operating revenues will be negatively impacted as a result.
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

Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account. Our remaining overdraft exposure arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted timeframe but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the transaction amount even if the cardholder has made additional purchases in the intervening period and funds are no longer available on the card at the time the transaction is posted.
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
Most of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2020, we had assets subject to settlement risk of $782.3 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions, such as the current recession due to the COVID-19 pandemic, could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
RISKS RELATED TO OUR OPERATIONS
Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers, including third party systems.
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves the movement of large sums of money, the processing of large numbers of transactions and the management of the data necessary to do both. Our success in our account programs, including our BaaS programs, as well as our processing and settlement services, depends upon the efficient and error-free handling of the money that is collected, remitted or deposited in connection with the provision of our products and services. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, other business partners and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of our operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
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
Replacing third-party vendors would be difficult and disruptive to our business.
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
Further, we have in the past and may in the future experience operational issues with the third-party call centers that we rely on to provide customer support. For example, recently, many of our U.S. and international third-party call centers were closed during portions of the first and second quarters of 2020 due to the COVID-19 pandemic, which resulted in delayed responses to customers and a higher usage of automated services. While such issues have largely been resolved, these conditions contributed to transaction losses as compared to prior periods. Any prolonged closure or disruption in the services provided by such call centers could have an adverse effect on our business.
Some of our operations, including a significant portion of our software development operations, are located outside of the United States, which subjects us to additional risks.
We have significantly expanded our software development operations in Shanghai, China and we expect to continue to increase headcount and infrastructure as we scale our operations in this region. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, outbreaks of disease, such as the COVID-19 pandemic, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services, which could materially and adversely affect our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
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

REGULATORY AND LEGAL RISKS
As a bank holding company, we are subject to extensive and potentially changing regulation and may be required to serve as a source of strength for Green Dot Bank.
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
The failure by Green Dot Bank to maintain its status as a "well-capitalized" institution could have a serious adverse effect on its ability to conduct key portions of its current deposit-taking activity.
A vast majority of Green Dot Bank’s deposits are currently classified as brokered. If Green Dot Bank ceases to be categorized as “well capitalized” under banking regulations, it could be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely affect the financial condition and operations of Green Dot Bank and the Company and could effectively restrict the ability of Green Dot Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a final rule relating to the brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose.” The final rule will be effective on April 1, 2021, with full compliance with the brokered deposit part of the regulation extended to January 1, 2022. The extended compliance date is intended to provide sufficient time for financial institutions to put in place systems to implement the new regulatory regime and to allow the FDIC to develop internal processes and systems to ensure a consistent and robust review process. We cannot predict how the FDIC will implement the new rule and whether it will result in a change in the way our deposits are classified.
Failure by us and our business partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
The banking, financial technology, transaction processing and tax refund processing services industries are highly regulated, and failure by us, the banks that issue our cards or the businesses that participate in our reload network or other business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we are subject to the anti-money laundering reporting and recordkeeping requirements of the Bank Secrecy Act (“BSA”), as amended by the PATRIOT Act. In addition, legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to increase, along with enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations.
From time to time, federal and state legislators and regulatory authorities, including state attorney generals, increase their focus on the banking, consumer financial services and tax preparation industries and may propose and adopt new legislation or guidance that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable.
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
Failure by us or those businesses to comply with the laws and regulations to which we are or may become subject could result in fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers, banks that issue our cards and regulators, and could materially and adversely affect our business, operating results and financial condition. Many of these laws can be unclear and inconsistent across various jurisdictions and ensuring compliance with them could be difficult and costly. If new regulations or laws result in changes in the way we are regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Furthermore, limitations placed on the fees we charge or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.
Changes in rules or standards set by the payment networks, or changes in debit network fees or products or interchange rates, could adversely affect our business, financial position and results of operations.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2020, interchange revenues represented 28% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
The Green Dot, GoBank, MoneyPak, TPG and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result. We also rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 13 issued patents and 5 patent applications pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third parties.
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
RISKS RELATED TO OUR CAPITAL NEEDS AND INDEBTEDNESS
We might require additional capital to support our business in the future, and this capital might not be available on acceptable terms, or at all.
If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. However, we may not be able to raise needed cash in a timely basis on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our Class A common stock. In addition, if we were to raise cash through a debt financing, the terms of the financing might impose additional conditions or restrictions on our operations that could adversely affect our business. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business. Should we require additional credit at levels we are unable to access, the cost of credit is greater than expected, or the cost-savings measures we have implemented are ineffective or result in us incurring greater costs, our operating results could be adversely affected. Further, additional borrowings on our revolving line of credit have and will cause us to incur additional interest expense, which will negatively affect our earnings.

Our debt agreements contain restrictive covenants and financial ratio tests that restrict or prohibit our ability to engage in or enter into a variety of transactions.
Under our $100 million five-year revolving facility, we are subject to various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries’ business, taken as a whole, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies. We must also maintain compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio of 2.50 and 1.25, respectively, at the end of any fiscal quarter. Our ability to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors" section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our future indebtedness.
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. If LIBOR ceases to exist, we may need to renegotiate our debt arrangements that extend beyond 2021 that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, the overall financial markets may be disrupted as a result of the phase out or replacement of LIBOR. Disruption in the financial markets could have an adverse effect on our financial position, results of operations, cash flows, and liquidity.
GENERAL RISKS
Our operating results may fluctuate in the future, which could cause our stock price to decline.
If our quarterly and annual results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors, many of which are outside of our control, including, but not limited to:
•the timing and volume of purchases and use of our products and services;
•the timing and volume of tax refunds or other government payments (including stimulus payments related to the COVID-19 pandemic) processed by us;
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
•the amount and timing of costs related to the acquisition of businesses;
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
Our ability to manage and grow our business will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. We may experience difficulty in managing transitions and assimilating newly-hired personnel, and if we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees.
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
If we are unable to successfully integrate an acquired business or technology or otherwise address these special risks and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities, or we might otherwise suffer harm to our business generally. Furthermore, acquisitions and investments are often speculative in nature and the actual benefits we derive from them could be lower or take longer to materialize than we expect. In addition, to the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, or goodwill impairment charges, any of which could harm our financial condition and negatively impact our stockholders.
An impairment charge of goodwill or other intangible assets could have a material adverse impact on our financial condition and results of operations.
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $491.8 million as of December 31, 2020. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis and might suffer adverse regulatory consequences or violate NYSE listing standards, which could adversely affect our ability to operate our business and could result in regulatory action, and could require us to restate our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.
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
Our charter documents, Delaware law and our status as bank holding company could discourage, delay or prevent a takeover that stockholders consider favorable.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Not applicable.
ITEM 3. Legal Proceedings
Information with respect to this item may be found under the caption "Litigation and Claims" in Note 21 — Commitments and Contingencies to the Consolidated Financial Statements included herein, which information is incorporated into this Item 3 by reference.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is listed on the NYSE under the symbol “GDOT.”
Holders of Record
As of January 31, 2021, we had 60 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019, at which point we made an up-front payment of $100 million to enter into an accelerated share repurchase agreement. In August 2019, we completed final settlement of shares purchased under this agreement, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. We have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases. There was no repurchase activity during the year ended December 31, 2020.
For the majority of restricted stock units (including performance-based restricted stock units) granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Green Dot Corporation under the Securities Act or the Exchange Act.
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2015 and ending on the close of trading on the NYSE on December 31, 2020. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.
Total Return to Shareholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/15	2016	2017	2018	2019	2020
Green Dot Corporation	$100	$143	$367	$484	$142	$340
Russell 2000	$100	$121	$139	$124	$155	$186
S&P Smallcap 600	$100	$127	$143	$131	$161	$179
S&P Financials	$100	$123	$150	$130	$172	$169

ITEM 6. Selected Financial Data
Pursuant to the amendments adopted to eliminate the requirements under Item 301 of Regulation S-K, we have omitted selected historical financial data for our business over the last five fiscal year periods. Such financial data can be found under Item 8. Financial Statements and Supplementary Data of this report or in prior years annual reports filed on Form 10-K with the SEC.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of the coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our and the U.S. government’s response to it, and the impact of the coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our and the U.S. government’s response to it, and those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this Annual Report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries.
Overview
Green Dot Corporation is a financial technology and registered bank holding company focused on making modern banking and money movement accessible for all. Our goal is to deliver trusted, best-in-class money management and payment solutions to our customers and partners, seamlessly connecting people to their money. Our proprietary technology enables faster, more efficient electronic payments and money management, powering intuitive and seamless ways for people to spend, send, control and save their money. Through our bank, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit and payroll cards, as well as robust money processing services, such as tax refund processing, cash deposits and disbursements.
Our products and services are divided among our two reportable segments: 1) Account Services and 2) Processing and Settlement Services. Refer to "Part 1, Item 1. Business" for more detailed information.
Financial Results and Trends
Our results of operations for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019	Change	%
	(In thousands, except percentages)
Total operating revenues	$1,253,760	$1,108,595	$145,165	13.1%
Total operating expenses	1,223,687	985,677	238,010	24.1%
Net income	23,131	99,897	(76,766)	(76.8)%
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
Our employees and business continuity
In response to the pandemic, we enacted business continuity plans in Shanghai, China and across the U.S., mandated that our employees work from home, required contractors to work remotely and implemented strict travel restrictions. To date, our U.S. employees have been successful in maintaining our operations in a remote work environment and our offices in China have since reopened consistent with local guidelines. Most of our U.S. personnel will continue to operate remotely for the foreseeable future. While we experienced disruption in staffing levels at our third-party call centers across the globe in the first half of 2020, staffing levels have been restored to appropriate levels and we continue to monitor the situation, as we evaluate future operating plans. In response to our remote employee workforce strategy in the U.S., we have commenced closure of most our leased office locations beginning in 2021. However, we will be required to continue making our contractual payments until our operating leases are formally terminated or expire.
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
Subsequently, governmental actions in the second quarter of 2020, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) helped mitigate the effects of COVID-19 on our business. In particular, stimulus funds and incremental unemployment benefits provided under the CARES Act and a fundamental shift in consumer behavior towards electronic payments have created a higher demand and usage of our products and services. On a year-over-year basis, our gross dollar volume, purchase volume and the number of active accounts grew year-over-year by 34%, 16% and 8%, respectively, compared to December 31, 2019. In December 2020, an additional $900 billion economic stimulus package was signed into law, providing for additional direct payments and enhanced unemployment benefits through March 2021. There has also been significant discussion among lawmakers regarding another economic relief package, which may provide for further direct payments and extend unemployment benefits. While we believe our cardholder programs will continue to benefit from current and potentially further governmental economic relief packages, as well as the accelerated adoption of digital payments during the pandemic, we expect our key performance indicators will normalize as the effect of governmental actions lessen.
Impact on interest income, cost structure and liquidity
Interest Income
The Federal Reserve announced reductions in short-term interest rates in March 2020 that have lowered the yields on our cash and investment balances and therefore, we have experienced a reduction in the amount of interest income we earn. An extended duration of near zero short-term interest rates will continue to impact the amount of net interest income we earn in the future.
Cost Structure
We have experienced increased costs, including higher disputed transaction losses, which were exacerbated by the disruption in staffing levels at our third-party call centers in the first half of 2020. We have implemented cost-saving measures to offset increased costs and are otherwise working to continue mitigating the conditions driving our higher costs.
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
Additionally, the CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2020, we have deferred payment of approximately $3.9 million.
However, if another economic relief package is signed into law that provides for substantial additional direct payments and unemployment benefits, we may need to increase the size of our cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments.
The duration and magnitude of the effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus and new variants of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, the type of stimulus measures and other policy responses that the U.S. government may further adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors.
See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to the COVID-19 pandemic.
Total operating revenues
Our total operating revenues for the year ended December 31, 2020 increased $145.2 million, or 13.1% over the prior year comparable period, generating revenue growth principally from our Account Services segment and to a lesser extent, our Processing and Settlement Services segment.
Account Services
Within our Account Services segment, total operating revenues increased year-over-year by 16% for the year ended December 31, 2020, primarily attributable to growth in our key metrics, such as gross dollar volume and purchase volume. The growth in our key metrics resulted in year-over-year increases in BaaS program management service fee revenues earned from platform partners, monthly maintenance fee assessments and interchange revenues, partially offset by an increase in estimated cash back rewards that we record as a reduction to card revenues and other fees. We also experienced a year-over-year decline in net interest income during the year ended December 31, 2020 due to lower yields on our cash and investment balances as a result of rate decreases by the Federal Reserve.
The growth in gross dollar volume was driven principally from the growth in the number of direct deposit active accounts, as new and existing customers utilized our platform to receive stimulus funds and unemployment benefits under the CARES Act and the additional stimulus package that was passed by the federal government in December 2020. While we believe gross dollar volume is a strong indicator of our revenue for all our account programs and believe our long term strategy and unique collection of assets and product offerings provide an advantage to address the competitive pressures we face from new entrants, such as "challenger" banks, current economic conditions caused by the COVID-19 pandemic have created mixed trends in our business that make it difficult to forecast future results. We saw an increased proportion of ACH deposits coming from government benefits when account holders filed for unemployment benefits during the year. The December stimulus package reinstituted supplemental federal unemployment benefits at $300 per week through March 2021. While such state and federal unemployment benefits helped to offset the economic impact of the pandemic, it remains unclear whether such benefits will be maintained, significantly reduced or replaced after March 2021, which may impact our future results.
In January 2021, we announced the launch of GO2bank, a new mobile bank designed to help the majority of Americans living paycheck to paycheck build a stronger financial foundation. GO2bank is designed to help our customers lower the cost of accessing and managing their money and offers features such as overdraft protection, high-value rewards, high-interest savings, and opportunities to establish, build, and track credit, regardless of credit history. While still in its early stages, we remain encouraged by the growth opportunity GO2bank provides to our financial results in 2021 and beyond.
Processing and Settlement Services
Within our Processing and Settlement Services segment, total operating revenues increased slightly year-over-year by 1%. Our processing and settlement services revenues increased due to a higher number of tax refund payments processed and the introduction of new tax processing services, as well as growth in the number of cash transfers, partially offset by a year-over-year decline in Simply Paid disbursement transactions due to the continued effects of the COVID-19 pandemic on the rideshare industry.
During the fourth quarter of 2020, we experienced a modest decline in the number of cash transfers and the related revenue, as compared to the same period in 2019, as a result of the non-renewal of a reload partner arrangement. The impact to net income was limited due to the lower profitability of this arrangement. The non-renewal of this agreement will impact the number of cash transfers in 2021. However, any year-over-year growth or decline in cash transfers in 2021 will be dependent on multiple factors, including the level of growth in our Account Services programs. In addition, we anticipate revenues from our tax processing services to decline year-over-year in 2021 as result of securing a multi-year agreement with one of our largest customers in exchange for lower economics on tax refund transfers.

Total operating expenses
Our total operating expenses for the year ended December 31, 2020 increased $238.0 million, or 24.1% over the prior year comparable period. This increase was primarily the result of several factors, including higher processing expenses associated with the growth of certain BaaS account programs and an increase in other general and administrative expenses, primarily due to a year-over-year increase in dispute transaction losses and impairment charges to long-lived assets we no longer intend to utilize. We also experienced higher compensation and benefits expenses, principally due to higher stock-based compensation expenses, which was driven by higher achievement of performance-based equity awards relative to the prior year period and in part by inducement awards issued in connection with several key executive hires during the period. Compensation and benefits also increased due to higher accrued bonus compensation for non-executive employees and increased severance costs associated with the reorganization of our leadership team.
For the year ended December 31, 2020, we also experienced higher sales and marketing expenses attributable to the year-over-year increases in operating revenues generated from products and services that are subject to revenue-sharing arrangements with our distributors and partners. In addition, under our current Walmart MoneyCard agreement, effective January 1, 2020, the sales commission rate we pay to Walmart for the MoneyCard program increased from the prior agreement.
While we continue to build operational efficiencies within our customer service operations, in the short-term, we have incurred significantly higher dispute transaction losses year-over-year, primarily due to higher volumes of incoming customer disputes and operational disruptions caused by the COVID-19 pandemic. While we do not anticipate these conditions to persist over the long-term, dispute transaction losses have negatively impacted other general and administrative expenses for the year ended December 31, 2020, which we expect will normalize in 2021 as our improvement measures begin to take effect.
In response to the COVID-19 pandemic, our U.S. employees have shifted to a fully remote workforce strategy and we expect to continue operating in a remote environment for the foreseeable future. As a result, we have commenced closure of most our leased office locations in the U.S. beginning in 2021. While we will be required to continue making our contractual payments until our operating leases are formally terminated or expire, we recorded impairment charges to our operating lease right-of-use assets and related property and equipment located at our office facilities during the period. We also recorded impairment charges of internal-use software related to legacy platforms that have been replaced by new technology platforms expected to better scale with our operations. Total impairment charges to long-lived assets amounted to approximately $21.7 million for the year ended December 31, 2020.
Income taxes
Income tax expense for the year ended December 31, 2020 decreased $16.2 million from the prior year comparable period. The decrease in income tax expense was primarily driven by the decline in our operating income, as our effective tax rate of 17.7% for the year ended December 31, 2020 remained consistent with the prior year comparable period. Our effective tax rate for the year ended December 31, 2020 and 2019 is lower than our statutory federal income tax rate primarily due to tax benefits from general business credits and stock-based compensation, offset by higher taxes from non-deductible executive compensation.
Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our revenues:

	Year Ended December 31,				Year Ended December 31,
	2020	2019	Change	%	2019	2018	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$58,203	$43,459	$14,744	33.9%	$43,459	$40,029	$3,430	8.6%
GDV from Direct Deposit Sources	$39,465	$31,380	$8,085	25.8%	$31,380	$29,755	$1,625	5.5%
Number of Active Accounts*	5.45	5.04	0.41	8.1%	5.04	5.34	(0.3)	(5.6)%
Direct Deposit Active Accounts*	2.46	2.14	0.32	15.0%	2.14	2.04	0.1	4.9%
Purchase Volume	$31,220	$27,004	$4,216	15.6%	$27,004	$25,989	$1,015	3.9%
Cash Transfers	48.71	46.04	2.67	5.8%	46.04	42.25	3.79	9.0%
Tax Refunds Processed	12.46	12.09	0.37	3.1%	12.09	11.71	0.38	3.2%
* Represents number of active and direct deposit active accounts as of December 31, 2020, 2019, and 2018 respectively.

Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products from direct deposit and non-direct deposit sources. A substantial portion of our gross dollar volume is generated from direct deposit sources. We use both aggregate gross dollar volume and gross dollar volume from direct deposit sources to analyze the total amount of money moving onto our account programs, determine the overall engagement and usage patterns of our account holder base. These metrics also serve as leading indicators of revenue generated through our Account Services segment products, inclusive of interest income generated on deposits held at Green Dot Bank, fees charged to account holders and interchange revenues generated through the spending of account balances. The increases in gross dollar volume in the aggregate and from direct deposit sources during the year ended December 31, 2020 from the comparable prior year period were principally driven by the increase in the number of direct deposit active accounts and stimulus funds and unemployment benefits received under the CARES Act and additional Economic Impact Payments received at the end of December 2020.
Number of Active Accounts — represents accounts in our portfolio that had a purchase, deposit or ATM withdrawal transaction during the applicable quarter. Any bank account within our Account Services segment that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits (including without limitation general purpose reloadable prepaid card accounts, demand deposit or checking accounts, and credit cards) qualifies as an account for purposes of this metric. We use both aggregate active accounts and direct deposit active accounts to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base. In particular, we monitor the mix of direct deposit accounts and non-direct deposit accounts. Our direct deposit active accounts, on average, have the longest tenure and generate the majority of our gross dollar volume in any period and thus, generate more revenue over their lifetime than other active accounts. As of December 31, 2020, we experienced an increase on a year-over-year basis in the number of active accounts and direct deposit active accounts of 8% and 15%, respectively, primarily driven by new and existing customers utilizing our platform to receive stimulus funds and unemployment benefits provided for under the CARES Act and the accelerated adoption of digital payments during the pandemic.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals. We use this metric to analyze interchange revenue, which is a key component of our results of operations. The increase in purchase volume of 15.6% during the year ended December 31, 2020, from the comparable prior year period was driven by an increase in Gross Dollar Volume, as described above.
Number of Cash Transfers — represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our Simply Paid wage disbursement platform. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance. Our cash transfers increased 5.8% during the year ended December 31, 2020 over the comparable prior year period primarily due to an increase in the number of third-party account programs that utilize the Green Dot Network to accept cash reloads. As discussed above, during the fourth quarter of 2020, we experienced a modest decline in the number of cash transfers and the related revenue, as compared to the same period in 2019, as a result of the non-renewal of a reload partner arrangement.
Number of Tax Refunds Processed — represents the total number of tax refunds processed in a specified period. We review this metric as a measure of the size and scale of our tax refund processing platform and as an indicator of consumer engagement and usage of its products and services. The increase in the number of tax refunds processed of 3.1% for the year ended December 31, 2020 from the comparable prior year period was primarily due to an increase in refunds processed through online consumer tax filing software platforms, compared to the prior year period.
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
Interest Income, net — Net interest income represents the difference between the interest income earned on our interest-earning assets and the interest expense on our interest-bearing liabilities held at Green Dot Bank. Interest-earning assets include cash from customer deposits, loans, and investment securities. Our interest-bearing liabilities held at Green Dot Bank include interest-bearing deposits. Our net interest income and our net interest margin fluctuate based on changes in the federal funds interest rates and changes in the amount and composition of our interest-bearing assets and liabilities.
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
Critical Accounting Estimates
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
Revenue Recognition
As prescribed under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, we recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, as determined under a five-step process.
Our new card fee provides our cardholders a material right and accordingly we defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our performance obligation to our customers. We consider the performance obligation period to be the average card lifetime, which is currently less than one year for our GPR cards and gift cards. For GPR cards, average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance. We reassess average card lifetime quarterly for GPR cards and annually for gift cards. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
We also defer commissions paid to retail distributors related to new card sales as costs to obtain contracts and expense ratably over the average card lifetime commensurate with our GPR and gift cards.
Transaction prices related to our account services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cash-back rewards and reserves on accounts that may become overdrawn. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
The amount of cash-back rewards on our programs varies based on multiple factors, including the terms and conditions for cardholder eligibility, the redemption amount based on cardholder activity, and the cardholder redemption rates. We accrue our estimated cash-back rewards as a component of other accrued liabilities on our consolidated balance sheets and as a reduction to card revenues and other fees on our consolidated statements of operations. Cash rewards have increased by approximately 123% for the year ended December 31, 2020 compared to the prior year period, as our cash-back programs have grown, principally from our Green Dot Unlimited product launched in the second half of 2019. Increases or decreases in our estimate of cash-back rewards is dependent upon cardholder behavioral changes and we periodically evaluate our estimation process and assumptions based on developments in redemption patterns, dollars redeemed and other cardholder behavioral trends. A relatively small change in any of our assumptions could result in a sizable increase or decrease in the amount of cash-back rewards we accrue. For example, on our Green Dot Unlimited product, a combination of a 1% increase in cardholder eligibility and a $1 increase in the average redemption amount would translate to additional cash rewards of approximately $0.6 million. Differences between actual results and our estimates are adjusted in the period that each cardholder's annual rewards cycle is completed.
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
We establish a reserve for uncollectible overdrawn accounts. We classify overdrawn accounts into age groups based on the number of days since the account last had repayment activity. We then calculate a reserve factor for each age group based on the average recovery rate for the most recent six months discussed above. These factors are applied to these age groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent over time. When more than 90 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts. Our actual recovery rates and related estimates thereof may change in the future in response to factors such as customer behavior, product pricing and features that impact the frequency and velocity of reloads and other deposits to such accounts.
We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations. Overdrawn cardholder balances from maintenance fee assessments are presented net of the consideration we expect to receive under ASC 606, Revenue from Contracts with Customers, and are recorded as contra-revenue within card revenues and other fees.

Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends. We test for impairment of goodwill by first assessing various qualitative factors with respect to developments in our business and the overall economy to determine if it is more likely than not our goodwill is impaired. In the event it is more likely than not the carrying value of our reporting units is greater than its fair value, we calculate the estimated fair value of the reporting unit and record an impairment charge for the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. We completed our annual goodwill impairment test as of September 30, 2020 and concluded there was no impairment in any of our reporting units.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. No impairment charges were recognized related to our intangible assets for the years ended December 31, 2020 and 2019.
Results of Operations
Pursuant to instruction 1 of the instructions to paragraph 303(a) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2019 to fiscal year ended December 31, 2018 has been omitted. Such omitted discussion can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
    Comparison of Consolidated Results for the Years Ended December 31, 2020 and 2019
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, processing and settlement service revenues, interchange revenues and net interest income:

	Year Ended December 31,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$593,915	47.4%	$459,357	41.4%
Processing and settlement service revenues	293,216	23.4	287,064	25.9
Interchange revenues	351,843	28.0	330,233	29.8
Interest income, net	14,786	1.2	31,941	2.9
Total operating revenues	$1,253,760	100.0%	$1,108,595	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $593.9 million for the year ended December 31, 2020, an increase of $134.5 million, or 29%, from the comparable prior year period. Our card revenues and other fees increased principally as a result of BaaS program management service fee revenues earned from platform partners and to a lesser extent, an increase in monthly maintenance fee assessments as a result of higher account balances that benefited from government stimulus. These increases were offset partially by an increase in estimated cash back rewards that we record as a reduction to card revenues and other fees. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program, customer activity and customer redemption rates. Cash rewards have increased steadily year-over-year as our cash-back programs have grown, principally from those programs launched in the second half of 2019.
Processing and Settlement Service Revenues — Processing and settlement service revenues totaled $293.2 million for the year ended December 31, 2020, an increase of $6.1 million, or 2%, from the comparable prior year period. This increase was driven primarily by year-over-year growth in transaction volume associated with cash transfers, expanded adoption of our taxpayer advance programs and the introduction of new tax processing services for the year ended December 31, 2020 compared to the prior year period, partially offset by lower Simply Paid disbursement transactions due to the effects of the COVID-19 pandemic on the rideshare industry.
Interchange Revenues — Interchange revenues totaled $351.8 million for the year ended December 31, 2020, an increase of $21.6 million, or 7%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume during the year ended December 31, 2020 compared to the prior year period, which we attribute primarily to stimulus funds and unemployment benefits made available under the CARES Act, partially offset by a decline in the interchange rate earned as a result of an increase in the average dollar amount purchased per transaction.
Interest Income, net — Net interest income totaled $14.8 million for the year ended December 31, 2020, a decrease of $17.1 million, or 54%, from the comparable prior year period. The decrease was principally the result of lower yields on our investment securities portfolio and cash held from customer funds on deposit as a result of rate decreases by the Federal Reserve during the first quarter of 2020.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2020		2019
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$415,111	33.1%	$386,840	34.9%
Compensation and benefits expenses	233,155	18.6	198,412	17.9
Processing expenses	293,711	23.4	200,674	18.1
Other general and administrative expenses	281,710	22.5	199,751	18.0
Total operating expenses	$1,223,687	97.6%	$985,677	88.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $415.1 million for the year ended December 31, 2020, an increase of $28.3 million, or 7% compared to the year ended December 31, 2019. This increase was primarily driven by an increase in sales commissions associated with higher revenues generated from products that are subject to revenue-sharing agreements. In addition, beginning on January 1, 2020, the sales commission rate we pay for the MoneyCard program increased from the prior agreement. These increases were partially offset by lower advertising expenses as we focused our marketing spending on more efficient channels.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $233.2 million for the year ended December 31, 2020, an increase of $34.8 million, or 18%, compared to the year ended December 31, 2019. The increase was primarily due to an increase in stock-based compensation expense of approximately $24.1 million, driven primarily by higher achievement of performance-based awards compared to the prior year period and inducement awards issued in connection with several key executive hires during the period. Salaries and wages were also higher by $15.2 million, which was attributable to accrued bonus compensation and increased severance expenses associated with a reorganization of our leadership team. These increases were partially offset by lower employee travel expenses due to COVID-19 related travel restrictions.
Processing Expenses — Processing expenses totaled $293.7 million for the year ended December 31, 2020, an increase of $93.0 million, or 46%, compared to the year ended December 31, 2019. This increase was principally due to growth in BaaS account programs within our Account Services segment and overall volume of transactions processed through our platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $281.7 million for the year ended December 31, 2020, an increase of $81.9 million, or 41%, from the comparable prior year period. This increase was primarily due to a year-over-year growth in dispute transaction losses and impairment charges of long-lived assets, as discussed above in our management overview, and higher depreciation and amortization of property, plant and equipment as a result of growth in capital expenditures in recent years.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(2.0)	0.1
General business credits	(10.9)	(2.1)
Employee stock-based compensation	(7.7)	(2.2)
Non-deductible executive compensation	17.2	0.1
Non-deductible penalties	1.1	—
Capital loss valuation allowance release	(1.1)	—
Other	0.1	0.6
Effective tax rate	17.7%	17.5%
Our income tax expense totaled $5.0 million for the year ended December 31, 2020, representing a decrease of $16.2 million from the comparable prior year period. The decrease in income tax expense was primarily driven by the decline in our operating income as our effective tax rate for the year ended December 31, 2020 remained consistent with the prior year comparable period.
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
As of December 31, 2020 and 2019, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2020 which management believes would have changed our category as "well capitalized."

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

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at December 31, 2020 and 2019, were as follows:

	December 31, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$515,134	17.5%	4.0%	n/a
Common equity Tier 1 capital	$515,134	57.8%	4.5%	n/a
Tier 1 capital	$515,134	57.8%	6.0%	6.0%
Total risk-based capital	$518,358	58.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$253,895	10.1%	4.0%	5.0%
Common equity Tier 1 capital	$253,895	46.1%	4.5%	6.5%
Tier 1 capital	$253,895	46.1%	6.0%	8.0%
Total risk-based capital	$254,855	46.3%	8.0%	10.0%

	December 31, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$400,445	22.2%	4.0%	n/a
Common equity Tier 1 capital	$400,445	70.5%	4.5%	n/a
Tier 1 capital	$400,445	70.5%	6.0%	6.0%
Total risk-based capital	$404,469	71.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$204,141	13.9%	4.0%	5.0%
Common equity Tier 1 capital	$204,141	82.8%	4.5%	6.5%
Tier 1 capital	$204,141	82.8%	6.0%	8.0%
Total risk-based capital	$205,548	83.4%	8.0%	10.0%

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2020	2019
	(In thousands)
Total cash provided by (used in)
Operating activities	$209,178	$189,914
Investing activities	(785,832)	(153,853)
Financing activities	1,007,201	(65,125)
Increase (decrease) in unrestricted cash, cash equivalents and restricted cash	$430,547	$(29,064)
During the years ended December 31, 2020 and 2019 we financed our operations primarily through our cash flows provided by operating activities and customer funds held on deposit. From time to time, we may also finance short term working capital activities through our borrowings under our credit facility. At December 31, 2020, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.5 billion. We also consider our $971.0 million of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our credit facility will be sufficient to meet our working capital, capital expenditures, equity method investee capital commitments, and any other capital needs for at least the next 12 months. We are currently not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, if an additional economic relief package is signed into law that provides for substantial additional direct payments and unemployment benefits, we may need to increase the size of our cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments.
We continue to monitor the impact of COVID-19 on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $209.2 million of net cash provided by operating activities in the year ended December 31, 2020 principally resulted from $23.1 million of net income, adjusted for certain non-cash operating expenses of $156.6 million, and an increase in net working capital assets and liabilities of $29.5 million.
Our $189.9 million of net cash provided by operating activities in the year ended December 31, 2019 principally resulted from $99.9 million of net income, adjusted for certain non-cash operating expenses of $125.1 million, and a decrease in net working capital assets and liabilities of $35.1 million, driven principally by changes in accounts receivables and prepaid and other assets.
Cash Flows from Investing Activities
Our $785.8 million of net cash used in investing activities in the year ended December 31, 2020 primarily reflects purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $687.8 million, payments for the development and acquisition of property and equipment of $59.0 million and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million. Capital commitment relief recently granted to us by the Federal Reserve on our GPR deposits has provided greater flexibility in how we can utilize our cash and cash equivalents, and as a result, we purchased additional available-for-sale investment securities compared to the prior year.
Our $153.9 million of net cash used in investing activities in the year ended December 31, 2019 primarily reflects payments for the development and acquisition of property and equipment of $78.2 million and purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $73.2 million.
Cash Flows from Financing Activities
Our $1.0 billion of net cash provided by financing activities for the year ended December 31, 2020 was principally the result of a net increase in customer deposits of $1.6 billion, partially offset by a net decrease in obligations to customers of $512.5 million and repayments on our revolving credit facility of $35.0 million. Total customer deposit balances have increased substantially as compared to December 31, 2019, driven primarily by stimulus funds and other government benefits received by our cardholders under the CARES Act and the additional economic stimulus package signed into law in December 2020.
Our $65.1 million of net cash used in financing activities for the year ended December 31, 2019 was primarily the result of $100.0 million used for stock repurchases under our stock repurchase program, $60.0 million in repayments of our note payable, a net decrease in obligations to customers of $66.8 million and $21.3 million in taxes paid from net settled equity awards, partially offset by a net increase in customer deposits of $146.1 million and borrowings on our revolving credit facility of $35.0 million.
Other Sources of Liquidity: 2019 Revolving Facility
In October 2019, we entered into a revolving credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving facility and matures in October 2024. At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. During the first quarter of 2020, we drew the maximum amount available of $100.0 million as a precautionary measure due to the uncertainty associated with the COVID-19 pandemic, but have since repaid the entire balance resulting in there being no borrowings outstanding as of December 31, 2020.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At December 31, 2020, we were in compliance with all such covenants.
Material Cash Requirements
While the effect of COVID-19 has created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and purchase property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of the COVID-19 pandemic. We intend to continue to invest in new products and programs we believe are critical, including GO2bank, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. However, we do not expect these capital expenditures will exceed the amount of our capital expenditures in 2020. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. As we noted above, if another economic relief package is signed into law that provides for substantial additional direct payments and unemployment benefits, we may need to increase the size of our cash contributions to our subsidiary bank to maintain its capital, leverage and other financial commitments.
We also have certain contractual payment obligations, in each case, as described in more detail below.
Contractual Obligations
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC, with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. We hold a 20% ownership interest in the entity, in exchange for annual capital contributions of $35.0 million per year from January 2020 through January 2024. See Note 7 - Equity Method Investment of the Notes to our Consolidated Financial Statements for additional information.
In response to our remote employee workforce strategy in the U.S., we have commenced closure of most our leased office locations beginning in 2021. However, we will be required to continue making our contractual payments until our operating leases are formally terminated or expire. Our leases have remaining lease terms of less than 1 year to approximately 5 years, many of which generally include renewal options of varying terms, and as of December 31, 2020, we have a total lease liability of $24.6 million. See Note 20 - Leases of the Notes to our Consolidated Financial Statements for additional information regarding our lease liabilities as of December 31, 2020.
Our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022.
In the normal course of business, we enter into various agreements with our vendors and retail distributors that may subject us to minimum annual requirements. While our contractual commitments will have an impact on our future liquidity, we believe that we will be able to adequately fulfill these obligations through cash generated from operations and from our existing cash balances.
Statistical Disclosure by Bank Holding Companies
This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include Green Dot Bank information only.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2020 and 2019 and average balance data for the period ended December 31, 2018:

	Year ended December 31,						Period ended December 31,
	2020			2019			2018
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$22,533	$2,454	10.9%	$23,656	$2,050	8.7%	$21,742
Taxable investment securities	506,152	7,031	1.4	229,575	6,722	2.9	208,359
Non-taxable investment securities	11,481	278	2.4	399	10	2.5	423
Federal reserve stock	5,473	272	5.0	5,377	273	5.1	3,722
Fee advances	7,775	1,455	18.7	6,301	1,296	20.6	7,641
Cash	1,769,837	5,709	0.3	1,124,979	24,616	2.2	992,138
Total interest-bearing assets	2,323,251	17,199	0.7%	1,390,287	34,967	2.5%	1,234,025
Non-interest bearing assets	131,612			255,997			236,254
Total assets	$2,454,863			$1,646,284			$1,470,279

Liabilities
Interest-bearing liabilities
Checking accounts	$9,271	$54	0.6%	$80,642	$1,750	2.2%	$75,674
Savings deposits	20,702	273	1.3	23,598	242	1.0	15,244
Time deposits, denominations greater than or equal to $100	4,038	51	1.3	2,234	31	1.4	4,172
Time deposits, denominations less than $100	790	1	0.1	2,105	9	0.4	1,297
Total interest-bearing liabilities	34,801	379	1.1%	108,579	2,032	1.9%	96,387
Non-interest bearing liabilities	2,173,578			1,225,023			1,214,396
Total liabilities	2,208,379			1,333,602			1,310,783
Total stockholders' equity	246,484			312,682			159,496
Total liabilities and stockholders' equity	$2,454,863			$1,646,284			$1,470,279

Net interest income/yield on earning assets		$16,820	(0.4)%		$32,935	0.6%
___________
(1)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

The following table presents the rate/volume variance in interest income and expense for the year ended December 31, 2020:

	December 31, 2020
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Loans	$404	$526	$(122)
Taxable investment securities	309	(3,533)	3,842
Non-taxable investment securities	268	(1)	269
Federal reserve stock	(1)	(6)	5
Fee advances	159	(116)	275
Cash	(18,907)	(20,987)	2,080
	$(17,768)	$(24,117)	$6,349

Checking accounts	$(1,696)	$(1,205)	$(491)
Savings deposits	31	69	(38)
Time deposits, denominations greater than or equal to $100	20	(3)	23
Time deposits, denominations less than $100	(8)	(6)	(2)
	$(1,653)	$(1,145)	$(508)
___________
(1)The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
Investment Portfolio
The following table presents the amortized cost and fair value of Green Dot Bank’s investment portfolio at December 31, 2020, 2019 and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds	$10,000	$10,110	$10,000	$10,012	$—	$—
Negotiable certificate of deposit	—	—	—	—	15,000	15,000
Agency bond securities	235,839	234,157	19,980	20,000	19,723	19,693
Agency mortgage-backed securities	686,108	691,029	208,821	211,033	87,156	86,813
Municipal bonds	29,977	30,501	4,342	4,342	507	483
Asset-backed securities	4,917	5,172	31,814	32,052	79,274	79,194
Total fixed-income securities	$966,841	$970,969	$274,957	$277,439	$201,660	$201,183
The following table shows the scheduled maturities, by amortized cost, and average yields for Green Dot Bank’s investment portfolio at December 31, 2020:

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total
	(In thousands, except percentages)
Corporate bonds	$—	$10,000	$—	$—	$10,000
Agency bond securities	—	—	190,839	45,000	235,839
Agency mortgage-backed securities	—	—	—	686,108	686,108
Municipal bonds	—	—	—	29,977	29,977
Asset-backed securities	—	—	4,917	—	4,917
Total fixed-income securities	$—	$10,000	$195,756	$761,085	$966,841
Weighted-average yield	—%	2.47%	1.16%	1.03%	1.07%

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2020, 2019, and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$9,271	0.6%	$80,642	2.2%	$75,674	1.8%
Savings deposits	20,702	1.3	23,598	1.0	15,244	0.7
Time deposits, denominations greater than or equal to $100	4,038	1.3	2,234	1.4	4,172	0.8
Time deposits, denominations less than $100	790	0.1	2,105	0.4	1,297	0.7
Total interest-bearing deposit accounts	34,801	1.1%	108,579	1.9%	96,387	1.6%
Non-interest bearing deposit accounts	1,898,216		839,657		943,464
Total deposits	$1,933,017		$948,236		$1,039,851
The following table shows the scheduled maturities for Green Dot Bank’s time deposits portfolio greater than $100,000 at December 31, 2020:

December 31, 2020
(In thousands)
Less than 3 months	$416
3 through 6 months	553
6 through 12 months	108
Greater than 12 months	2,690
$3,767
Key Financial Ratios
The following table shows certain of Green Dot Bank’s key financial ratios for the years ended December 31, 2020, 2019, and 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
Net return on assets	2.0%	3.4%	2.3%
Net return on equity	19.7	17.7	21.0
Equity to assets ratio	10.0	19.0	10.9

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
As of December 31, 2020, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 11 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2020, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on Internal Control over Financial Reporting
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Green Dot Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As discussed in Note 2 and Note 3 of the consolidated financial statements, the Company recorded card revenues and other fees of $593.9 million, interchange revenues of $351.8 million, and processing and settlement services revenues of $293.2 million in operating revenues for the year ended December 31, 2020. Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, and other card revenues, which include revenue associated with the Company’s gift card program. The Company records estimated cash back rewards as a reduction to card revenues and other fees. Processing and settlement services revenues include cash transfer revenues, Simply Paid disbursement revenues, and tax refund processing service revenues. The Company’s revenue recognition differs between each of these discrete revenue streams. The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

Auditing card revenues and other fees, interchange revenues, and cash transfer revenues was complex due to the high aggregate dollar value and large volume of revenue-generating transactions, the number of contracts involved with each revenue stream, the number of systems and processes involved in the processing of such transactions, including third-party service organizations, and the judgment required by management in estimating the average card lifetime used to recognize new card fees and estimating the cash back rewards included in card revenues and other fees.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s processes, systems and controls related to the recognition of card revenues and other fees, interchange revenues, and cash transfer revenues, including, among others, controls related to management’s assessment of when control of goods and services is transferred to customers, the Company’s use of relevant third-party service organizations, and management’s review of significant assumptions and underlying data used to estimate the average card lifetime and the cash back rewards.
Our audit procedures included, among others, assessing a sample of contracts to determine whether terms that may impact revenue recognition were identified and properly considered in the Company’s evaluation of the accounting for the contracts, calculating revenue per transaction based upon the card revenues and other fees, interchange revenues, and cash transfer revenues recognized and relevant non-financial metrics for each revenue stream (e.g., purchase volumes and number of card activations) and comparing the revenue per transaction for each revenue stream to historical trends and expectations based on contractual rates and historical data. We tested revenue transaction details on a sample basis for certain card revenues and other fees by agreeing such revenues and fees to third party supporting documentation. In addition, we tested the methodology and significant assumptions and underlying data used in management’s estimate of the average card lifetime by comparing the assumptions and data to the Company’s historical data involving the period from activation of the card through the date of last positive balance. We tested the methodology and significant assumptions and underlying data used in management’s estimate of the cash back rewards by comparing the customer activity and customer redemption rates to comparable peer trends and the Company’s historical reward data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Los Angeles, California
February 26, 2021

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,491,842	$1,063,426
Restricted cash	4,859	2,728
Investment securities available-for-sale, at fair value	—	10,020
Settlement assets	782,262	239,222
Accounts receivable, net	67,755	59,543
Prepaid expenses and other assets	66,705	66,183
Income tax receivable	—	870
Total current assets	2,413,423	1,441,992
Investment securities available-for-sale, at fair value	970,969	267,419
Loans to bank customers, net of allowance for loan losses of $757 and $1,166 as of December 31, 2020 and 2019, respectively	21,011	21,417
Prepaid expenses and other assets	40,481	10,991
Property, equipment, and internal-use software, net	133,400	145,476
Operating lease right-of-use assets	13,134	26,373
Deferred expenses	18,332	16,891
Net deferred tax assets	12,739	9,037
Goodwill and intangible assets	491,778	520,994
Total assets	$4,115,267	$2,460,590
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,823	$37,876
Deposits	2,735,116	1,175,341
Obligations to customers	95,375	69,377
Settlement obligations	17,759	13,251
Amounts due to card issuing banks for overdrawn accounts	235	380
Other accrued liabilities	145,359	107,842
Operating lease liabilities	8,175	8,764
Deferred revenue	28,584	28,355
Income tax payable	12,146	3,948
Total current liabilities	3,077,572	1,445,134
Other accrued liabilities	4,275	10,883
Operating lease liabilities	16,396	24,445
Line of credit	—	35,000
Net deferred tax liabilities	7,192	17,772
Total liabilities	3,105,435	1,533,234
Commitments and contingencies (Note 21)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2020 and 2019; 54,034 and 51,807 shares issued and outstanding as of December 31, 2020 and 2019, respectively	54	52
Additional paid-in capital	354,460	296,224
Retained earnings	651,890	629,040
Accumulated other comprehensive income	3,428	2,040
Total stockholders’ equity	1,009,832	927,356
Total liabilities and stockholders’ equity	$4,115,267	$2,460,590
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$593,915	$459,357	$482,881
Processing and settlement service revenues	293,216	287,064	247,958
Interchange revenues	351,843	330,233	310,919
Interest income, net	14,786	31,941	23,817
Total operating revenues	1,253,760	1,108,595	1,065,575
Operating expenses:
Sales and marketing expenses	415,111	386,840	326,333
Compensation and benefits expenses	233,155	198,412	221,627
Processing expenses	293,711	200,674	181,160
Other general and administrative expenses	281,710	199,751	206,040
Total operating expenses	1,223,687	985,677	935,160
Operating income	30,073	122,918	130,415
Interest expense, net	761	1,864	5,046
Other (expense) income, net	(1,217)	27	(1,552)
Income before income taxes	28,095	121,081	123,817
Income tax expense	4,964	21,184	5,114
Net income	$23,131	$99,897	$118,703

Basic earnings per common share:	$0.43	$1.91	$2.27
Diluted earnings per common share:	$0.42	$1.88	$2.18
Basic weighted-average common shares issued and outstanding:	52,438	52,195	52,222
Diluted weighted-average common shares issued and outstanding:	53,685	53,138	54,481
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$23,131	$99,897	$118,703
Other comprehensive income
Unrealized holding gain, net of tax	1,388	2,177	593
Comprehensive income	$24,519	$102,074	$119,296
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2017	51,136	$51	$354,789	$410,440	$(730)	$764,550
Common stock issued under stock plans, net of withholdings and related tax effects	1,781	2	(24,129)	—	—	(24,127)
Stock-based compensation	—	—	50,093	—	—	50,093
Net income	—	—	—	118,703	—	118,703
Other comprehensive income	—	—	—	—	593	593
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	962	1	(14,114)	—	—	(14,113)
Stock-based compensation	—	—	29,583	—	—	29,583
Repurchases of Class A common stock	(2,072)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	99,897	—	99,897
Other comprehensive income	—	—	—	—	2,177	2,177
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	1,252	1	4,543	—	—	4,544
Stock-based compensation	—	—	53,694	—	—	53,694
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	23,131	—	23,131
Other comprehensive income	—	—	—	—	1,388	1,388
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating activities
Net income	$23,131	$99,897	$118,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	58,005	49,489	38,581
Amortization of intangible assets	28,119	32,616	32,761
Provision for uncollectible overdrawn accounts from purchase transactions	7,684	6,641	12,442
Stock-based compensation	53,694	29,583	50,093
Losses in equity method investments	6,290	—	—
Realized gain on sale of available-for-sale investment securities	(5,073)	—	—
Amortization of premium (discount) on available-for-sale investment securities	999	(117)	1,042
Change in fair value of contingent consideration	—	(1,866)	3,298
Amortization of deferred financing costs	169	1,334	1,594
Impairment of long-lived assets	21,719	578	922
Deferred income tax (benefit) expense	(15,003)	6,876	(234)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,177)	(25,242)	(18,107)
Prepaid expenses and other assets	980	(12,032)	(9,930)
Deferred expenses	(1,441)	4,310	590
Accounts payable and other accrued liabilities	37,640	(8,145)	12,471
Deferred revenue	576	(6,711)	4,675
Income tax receivable/payable	9,531	11,682	(1,253)
Other, net	(1,665)	1,021	3,403
Net cash provided by operating activities	209,178	189,914	251,051

Investing activities
Purchases of available-for-sale investment securities	(994,428)	(189,066)	(186,884)
Proceeds from maturities of available-for-sale securities	107,723	110,971	60,449
Proceeds from sales of available-for-sale securities	198,895	4,915	78,385
Payments for acquisition of property and equipment	(59,035)	(78,214)	(61,030)
Net changes in loans	(453)	(2,459)	(5,887)
Investment in TailFin Labs, LLC	(35,000)	—	—
Other	(3,534)	—	—
Net cash used in investing activities	(785,832)	(153,853)	(114,967)

Financing activities
Repayments of borrowings from notes payable	—	(60,000)	(22,500)
Borrowings on revolving line of credit	100,000	35,000	—
Repayments on revolving line of credit	(135,000)	—	—
Proceeds from exercise of options and ESPP purchases	16,997	7,226	21,880
Taxes paid related to net share settlement of equity awards	(12,453)	(21,338)	(46,007)
Net changes in deposits	1,554,191	146,100	(16,733)
Net changes in settlement assets and obligations to customers	(512,534)	(66,760)	17,255
Contingent consideration payments	(4,000)	(4,634)	(4,856)
Repurchase of Class A common stock	—	(100,000)	—
Deferred financing costs	—	(719)	—
Net cash provided by (used in) financing activities	1,007,201	(65,125)	(50,961)

Net increase (decrease) in unrestricted cash, cash equivalents and restricted cash	430,547	(29,064)	85,123
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,066,154	1,095,218	1,010,095
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,496,701	$1,066,154	$1,095,218

Cash paid for interest	$926	$2,452	$4,888
Cash paid for income taxes	$10,618	$1,921	$6,233

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,491,842	$1,063,426	$1,094,728
Restricted cash	4,859	2,728	490
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,496,701	$1,066,154	$1,095,218
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology and registered bank holding company focused on making modern banking and money movement accessible for all. Our goal is to deliver trusted, best-in-class money management and payment solutions to our customers and partners, seamlessly connecting people to their money. Our proprietary technology enables faster, more efficient electronic payments and money management, powering intuitive and seamless ways for people to spend, send, control and save their money. Through our bank, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit and payroll cards, as well as robust money processing services, tax refunds, cash deposits and disbursements.
We were incorporated in Delaware in 1999 and became a bank holding company under the Bank Holding Company Act and a member bank of the Federal Reserve System in December 2011.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the results of Green Dot Corporation and our wholly-owned subsidiaries. We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. We eliminate all significant intercompany balances and transactions on consolidation. We include the results of operations of acquired companies from the date of acquisition.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2020 and through the date of this report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and effects of the COVID-19 pandemic, as well as other factors.
Unrestricted Cash and Cash Equivalents
We consider all unrestricted highly liquid investments with an original maturity of three months or less to be unrestricted cash and cash equivalents.
Investment Securities
Our investment portfolio is primarily comprised of fixed income securities. We classify these securities as available-for-sale and report them at fair value with the related unrealized gains and losses, net of tax, included in accumulated other comprehensive income or loss, unless credit related. We establish an allowance for credit losses limited by the amount that the fair value of the investment is less than its amortized cost. If the impairment of the investment security is credit-related, the impairment is recorded in earnings with any subsequent improvements in credit recognized through a reversal of the allowance established. Non-credit related impairment is recorded in accumulated other comprehensive income or loss, a component of stockholders' equity. We classify investment securities with maturities less than or equal to 365 days as current assets.
We regularly evaluate each fixed income security where the value has declined below amortized cost to assess whether the decline in fair value is credit or non-credit related. In determining whether an impairment is credit related or not, we consider the extent of the decline in fair value compared to the security's amortized cost, the presence of adverse conditions such as the financial condition of the issuer, the payment structure of the security, credit rating changes and other qualitative factors, as well as whether we either plan to sell the security or it is more likely-than-not that we will be required to sell the security before recovery of its amortized cost. If we intend to sell an investment security or believe we will more-likely-than-not be required to sell a security, we record the full amount of the impairment in earnings.

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
Accounts Receivable, net
Accounts receivable is comprised principally of trade accounts receivable, receivables due from card issuing banks, overdrawn account balances due from cardholders, fee advances and other receivables. We record accounts receivable net of reserves for estimated uncollectible accounts. Receivables due from card issuing banks primarily represent revenue-related funds held at the third-party card issuing banks related to our network branded programs that have yet to be remitted to us. These receivables are generally collected within a short period of time based on the remittance terms in our agreements with the third-party card issuing banks. Fee advances represent short-term advances to in-person tax return preparation companies made prior to and during tax season. These advances are collateralized by their clients' tax preparation fees and are generally collected within a short period of time as the in-person tax preparation companies begin preparing and processing their clients' tax refunds.
Overdrawn Account Balances Due from Cardholders and Reserve for Uncollectible Overdrawn Accounts
Our cardholder accounts may become overdrawn as a result of maintenance fee assessments or from purchase transactions that we honor, in excess of the funds in a cardholder’s account. We are exposed to losses from any unrecovered overdrawn account balances. Reserves for overdrawn account balances from purchase transactions are included as a component of other general and administrative expenses on our consolidated statements of operations. Overdrawn cardholder balances from maintenance fee assessments are presented net of the consideration we expect to receive under ASC 606, Revenue from Contracts with Customers, and are recorded as contra-revenue within card revenues and other fees.
We classify overdrawn accounts from purchase transactions into age groups based on the number of days that have elapsed since an account last had activity, such as a purchase, ATM transaction or fee assessment. We calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall expected loss reserve. When more than 90 days have passed without activity in an account, we write off the full amount of the overdrawn account balance.
Restricted Cash
As of December 31, 2020 and 2019, restricted cash amounted to $4.9 million and $2.7 million, respectively. Restricted cash principally relates to pre-funding obligations for cardholder accounts at third-party issuing banks.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Loans to Bank Customers
We report loans measured at historical cost at their outstanding principal balances, net of any charge-offs, and for purchased loans, net of any unaccreted discounts. We recognize interest income as it is earned.
Nonperforming Loans
Nonperforming loans generally include loans that have been placed on nonaccrual status. We generally place loans and secured credit cards on nonaccrual status when they are past due 90 days or more. We reverse the related accrued interest receivable and apply interest collections on nonaccrual loans as principal reductions; otherwise, we credit such collections to interest income when received. These loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected. For our secured credit card portfolio, when an account is past due 90 days, collateral deposits are applied against outstanding credit card balances. Any balance, inclusive of principal and interest in excess of the collateral balance is charged off at 180 days.
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
Allowance for Credit Losses
We establish an allowance for estimated credit losses inherent in our loan portfolio over the life of the loans, including our secured credit cards. For each portfolio of loans, our estimate of expected losses is separately calculated on an aggregated basis for pools of loans that exhibit similar credit characteristics and risk of loss. We analyze historical loss rates for these groups to determine a loss rate for each group of loans, and consider if adjustments are needed for current conditions, and other reasonable and supportable forecasts beyond our balance sheet date that may differ from historical results. We also consider adjustments based on qualitative factors which in our judgment may affect the expected credit losses. Qualitative considerations include, but are not limited to, changes in prevailing economic or market conditions, the loan grading and underwriting process, the borrower's credit rating or credit score, the estimated value of the underlying collateral for collateral dependent loans, the volume and severity of delinquent and nonaccrual loans, problem loan trends, legal and regulatory requirements, collection and lending practices, and geographic or other concentrations of credit risk. We separately establish specific allowances for impaired loans based on the present value of changes in cash flows expected to be collected, or for impaired loans that are considered collateral dependent, the estimated fair value of the collateral less estimated costs to sell, if any.
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
Leases
We determine if an arrangement is or contains a lease at inception of the agreement. Right-of-use (ROU) assets and liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only fixed payments stated in the leases at the time of commencement. Variable lease payments that are not based on a specified rate or index are expensed when incurred. Since an implicit interest rate for our leases generally cannot be determined under our contracts, we use an incremental borrowing rate based on the information available to us at the commencement date in determining the present value of our lease payments. Our incremental borrowing rate is based on a variety of considerations, including borrowing rates currently available to us for loans with similar terms and market participant information based on credit spreads for issuers of similar risk and credit rating.
The ROU asset also reflects any lease payments made prior to commencement and is recorded net of any lease incentives received. Our ROU asset and liability reflects, as applicable, options to extend or terminate a lease when it is reasonably certain that we will exercise such options. We exclude all leases with an initial term of 12 months or less under the short term lease exemption. We have also made a policy election to combine our lease and non-lease components for each of our existing classes of leased assets. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease expense is recognized on a straight-line basis over the lease term.
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded total impairment charges of $21.7 million, $0.6 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Impairment charges for the year ended December 31, 2020 were principally associated with capitalized internal-use software, and our operating lease right-of-use assets and other tenant improvements we determined to no longer be utilized as a result of our remote workforce strategy. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is an operating segment or one level below an operating segment, referred to as a component. We first assess qualitative factors to determine whether it is more likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the quantitative impairment test. If it is more likely-than-not goodwill is impaired, a quantitative impairment test compares the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired; however, if the carrying amount of the reporting unit exceeds its estimated fair value, the difference is recorded as an impairment loss directly to goodwill. We may in any given period bypass the qualitative assessment and proceed directly to a quantitative method to assess and measure impairment of the reporting unit's goodwill.

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
No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2020, 2019 and 2018.
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
Revenue Recognition
Our operating revenues consist of card revenues and other fees, processing and settlement service revenues and interchange revenues. The core principle of the revenue standard is that these revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, as determined under a five-step process.

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
We charge new card fees when a consumer purchases a new card in a retail store. The new card fee provides our cardholders a material right and accordingly, we defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently less than one year for our GPR cards and gift cards. For GPR cards, average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance.  We reassess average card lifetime for GPR cards quarterly and gift cards annually. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. See Contract Balances discussed in Note 3 — Revenues, for further information.
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
We also offer cash-back rewards to cardholders on certain programs. The amount of these cash rewards varies based on multiple factors, including the terms and conditions for cardholder eligibility, the redemption amount based on cardholder activity, and the cardholder redemption rates. We accrue our estimated cash-back rewards as a component of other accrued liabilities on our consolidated balance sheets and as a reduction to card revenues and other fees on our consolidated statements of operations.
Substantially all our fees are collected from our cardholders at the time the fees are assessed and debited from their account balance.
Program management fees from our BaaS partners are generally earned over time on a monthly basis, pursuant to the terms of each program management agreement. Our agreements are generally multi-year arrangements of varying lengths. We recognize these fees as our program management services are rendered each month.
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
We pay our retail distributors, and brokers' commissions based on sales of our prepaid debit cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently less than one year for our retail GPR and gift cards. Absent a new card fee, we recognize the cost of the related commissions immediately. We recognize the cost of commissions related to cash transfer products when the cash transfer transactions are completed. We recognize costs for the production of advertising as incurred. The cost of media advertising is recorded when the advertising first takes place. We record the costs associated with card packages and placards as prepaid expenses, and we record the costs associated with personalized GPR cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalized GPR cards, when activated, over the average card lifetime.
Included in sales and marketing expenses are advertising and marketing expenses of $37.5 million, $51.1 million and $23.2 million and shipping and handling costs of $1.5 million, $1.5 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Also included in sales and marketing expenses are use taxes to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
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
We have issued performance-based restricted stock units to our executive officers and employees that are subject to performance conditions, market conditions, or a combination thereof. For awards subject to performance conditions, we determine the grant-date fair value of the stock and recognize compensation cost for the restricted stock units if and when we conclude it is probable that the performance metrics will be satisfied, over the requisite service period. The grant-date fair value of the awards are not subsequently remeasured, however, we reassess the probability of vesting at each reporting period and record a cumulative adjustment to compensation expense based on the likelihood the performance metrics will be achieved. For awards with market conditions, we base compensation expense on the fair value estimated at the date of grant using a Monte Carlo simulation or similar

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
lattice model. We recognize compensation expense over the requisite service period regardless of the market condition being satisfied, provided that the requisite service has been rendered, since the estimated grant date fair value incorporates the probability of outcomes that the market condition will be achieved.
Under our retirement policy, any service-based requirement for unvested stock awards held by a retirement eligible employee is eliminated. Accordingly, the related compensation expense is recognized immediately for qualifying awards granted to eligible employees, or in the case of ineligible employees who later become eligible under the retirement policy, over the period from the grant date to the date a qualifying retirement is achieved, if earlier than the standard vesting dates. Performance-based restricted stock units issued to retirement eligible employees remain subject to the stock awards’ annual performance targets and the expense is adjusted accordingly based on expected achievement.
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
Earnings Per Common Share
We apply the two-class method in calculating earnings per common share, or EPS, because we have certain unvested restricted shares outstanding that are entitled to participate with our common stockholders in the distributions of earnings based on their dividend rights. The two-class method requires net income to be allocated between each class or series of common stock and other participating securities based on their respective rights to receive dividends, whether or not declared. Basic EPS is then calculated by dividing net income allocated to each class of common stockholders by the respective weighted-average common shares issued and outstanding.
Diluted EPS is calculated by dividing adjusted net income for each class of common stock by the respective weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of outstanding stock options, restricted stock units (including performance based restricted stock units), shares to be purchased under our employee stock purchase plan and participating unvested restricted shares. We calculate dilutive potential common shares using the treasury stock method and the two-class method, as applicable. We exclude the effects of such equity instruments from the computation of diluted EPS in periods in which the effect would be anti-dilutive. Additionally, we exclude any performance-based restricted stock units and performance-based stock options for which the performance contingency has not been met as of the end of the period.
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
ASU No. 2020-06
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
ASU No. 2020-04
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions to GAAP requirements for modifications of debt instruments, leases, derivatives and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance permits entities to treat such modifications as the continuation of the original contract, without any required accounting reassessments or remeasurements. The amendments in ASU 2020-04 were effective upon issuance and may be elected over time through December 31, 2022, as reference rate reform activities occur. Upon adoption, the guidance must be applied prospectively for all eligible contract modifications. We continue to monitor the impact of ASU 2020-04 as reference rate reform continues to develop, however, do not expect any material impact on our consolidated financial statements as our revolving line of credit is based on variable rates available that we elect at the time of borrowing. See Note 11 - Debt, to these consolidated financial statements for additional information.
Recently adopted accounting pronouncements
ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improves consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2019-12 on January 1, 2021, the results of which did not have a material impact on our consolidated financial statements.
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") that requires financial assets measured at amortized cost be presented at the net amount expected to be collected. Credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited by the amount that the fair value is less than amortized cost. The amendments under ASU 2016-13 eliminated the probable incurred loss recognition model under GAAP and introduced a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. The ASU also expanded the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses.
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
ASU No. 2017-14
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other ("ASU 2017-04"): Simplifying the Test for Goodwill Impairment, which simplified the existing two-step guidance for goodwill impairment testing by eliminating the second step resulting in a write-down to goodwill equal to the initial amount of impairment determined in step one. We adopted the provisions of ASU 2017-04 on January 1, 2020, the effect of which did not have a material impact on our consolidated financial statements.
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
The following table disaggregates our revenues by the timing in which the revenue is recognized:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services	Account Services	Processing and Settlement Services
Timing of recognition	(In thousands)
Transferred point in time	$482,553	$293,216	$489,696	$287,052	$500,629	$247,942
Transferred over time	458,543	4,662	293,500	6,406	289,714	3,473
Operating revenues (1)	$941,096	$297,878	$783,196	$293,458	$790,343	$251,415

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
Significant Judgments and Estimates
Transaction prices related to our account cardholder services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cash-back rewards and reserves on accounts that may become overdrawn. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)
Contract Balances
As disclosed on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $25.9 million, $31.8 million and $28.7 million for the years ended December 31, 2020, 2019, and 2018, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
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
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2020
Corporate bonds	$10,000	$110	$—	$10,110
Agency bond securities	235,839	31	(1,713)	234,157
Agency mortgage-backed securities	686,108	5,258	(337)	691,029
Municipal bonds	29,977	524	—	30,501
Asset-backed securities	4,917	255	—	5,172
Total investment securities	$966,841	$6,178	$(2,050)	$970,969

December 31, 2019
Corporate bonds	$10,000	$12	$—	$10,012
Agency bond securities	19,980	20	—	20,000
Agency mortgage-backed securities	208,821	2,453	(241)	211,033
Municipal bonds	4,342	2	(2)	4,342
Asset-backed securities	31,814	238	—	32,052
Total investment securities	$274,957	$2,725	$(243)	$277,439

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of December 31, 2020 and 2019, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2020
Agency bond securities	$189,127	$(1,713)	$—	$—	$189,127	$(1,713)
Agency mortgage-backed securities	162,579	(337)	—	—	162,579	(337)
Total investment securities	$351,706	$(2,050)	$—	$—	$351,706	$(2,050)

December 31, 2019
Agency mortgage-backed securities	$43,337	$(153)	$8,735	$(88)	$52,072	$(241)
Municipal bonds	—	—	113	(2)	113	(2)
Total investment securities	$43,337	$(153)	$8,848	$(90)	$52,185	$(243)
Our investments generally consist of highly rated securities, as our investment policy restricts our investments to highly liquid, low credit risk assets. We did not record any significant credit-related impairment losses during the years ended December 31, 2020 or 2019 on our available-for-sale investment securities. As of December 31, 2020, we have performed an evaluation of our allowance for credit losses and have determined that such an allowance is not material to our available-for-sale investment portfolio as the vast majority of our investment securities are issued by government-sponsored entities.
We do not intend to sell our investments and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
During the year ended December 31, 2020, we recorded a realized gain of approximately $5.1 million as a result of the sale of certain investment securities. The gain recognized upon sale of the investments was reclassified from accumulated other comprehensive income and is recorded as a component of other income and expenses on our consolidated statements of operations.
As of December 31, 2020, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$10,000	$10,110
Due after five years through ten years	190,839	189,478
Due after ten years	74,977	75,180
Mortgage and asset-backed securities	691,025	696,201
Total investment securities	$966,841	$970,969
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Trade receivables	$25,279	$14,512
Reserve for uncollectible trade receivables	(315)	(202)
Net trade receivables	24,964	14,310

Overdrawn cardholder balances from purchase transactions	3,229	4,327
Reserve for uncollectible overdrawn accounts from purchase transactions	(1,653)	(3,398)
Net overdrawn cardholder balances from purchase transactions	1,576	929
Overdrawn cardholder balances from maintenance fees	3,165	2,235
Total net overdrawn account balances due from cardholders	4,741	3,164

Receivables due from card issuing banks	4,377	5,758
Fee advances, net	21,424	26,268
Other receivables	12,249	10,043
Accounts receivable, net	$67,755	$59,543
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance, beginning of period	$3,398	$2,710	$3,333
Provision for uncollectible overdrawn accounts from purchase transactions	7,684	6,641	12,442
Charge-offs	(9,429)	(5,953)	(13,065)
Balance, end of period	$1,653	$3,398	$2,710

Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for loan losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2020
Residential	$—	$—	$—	$—	$3,008	$3,008
Commercial	—	—	—	—	3,435	3,435
Installment	—	—	—	—	497	497
Secured credit card	864	699	1,363	2,926	11,902	14,828
Total loans	$864	$699	$1,363	$2,926	$18,842	$21,768

Percentage of outstanding	4.0%	3.2%	6.3%	13.4%	86.6%	100.0%

December 31, 2019
Residential	$1	$—	$—	$1	$4,530	$4,531
Commercial	—	—	—	—	158	158
Installment	1	—	—	1	1,246	1,247
Secured credit card	1,080	939	2,183	4,202	12,445	16,647
Total loans	$1,082	$939	$2,183	$4,204	$18,379	$22,583

Percentage of outstanding	4.8%	4.2%	9.7%	18.6%	81.4%	100.0%

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

	December 31, 2020	December 31, 2019
	(In thousands)
Residential	$240	$290
Installment	137	147
Secured credit card	1,363	2,183
Total loans	$1,740	$2,620
Credit Quality Indicators
We closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis. We continuously review and update loan risk classifications. We evaluate our loans using non-classified or classified as the primary credit quality indicator. Classified loans are those loans that have demonstrated credit weakness where we believe there is a heightened risk of principal loss, including all impaired loans. Classified loans include those designated as substandard, doubtful, or loss, consistent with regulatory guidelines. Secured credit card loans are considered classified if they are greater than 90 days past due. However, our secured credit card portfolio is collateralized by cash deposits made by each cardholder in an amount equal to the user's available credit limit, which mitigates the risk of any significant credit losses we expect to incur.
The table below presents the carrying value, gross of the related allowance for loan losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2020		December 31, 2019
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,768	$240	$4,241	$290
Commercial	3,435	—	158	—
Installment	360	137	1,058	189
Secured credit card	13,465	1,363	14,464	2,183
Total loans	$20,028	$1,740	$19,921	$2,662

Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. As of December 31, 2020, none of our TDR modifications have been made in response to the COVID-19 pandemic.
The following table presents our impaired loans and loans that we modified as TDRs as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$240	$180	$290	$221
Installment	137	103	160	48

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers (continued)
Allowance for Loan Losses
Activity in the allowance for loan losses consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance, beginning of period	$1,166	$1,144	$291
Provision for loans	859	2,405	3,094
Loans charged off	(1,697)	(2,674)	(2,657)
Recoveries of loans previously charged off	429	291	416
Balance, end of period	$757	$1,166	$1,144

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
We account for our investment in TailFin Labs under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the TailFin Labs arrangement, we apply the Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the agreement, differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the agreement if the partnership was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
Any future economic benefits derived from products or services developed by TailFin Labs will be negotiated on a case-by-case basis between the parties.
As of December 31, 2020, our net investment in TailFin Labs amounted to approximately $28.8 million and is included in the long term portion of prepaid expenses and other assets on our consolidated balance sheet. We recorded equity in losses from TailFin Labs of approximately $7.0 million for the year ended December 31, 2020, which is recorded as a component of other income and expense on our consolidated statement of operations.
Total equity in losses also includes income and losses from an investment held by our bank under the Community Reinvestment Act, which are not material to these consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Land	$205	$205
Building	605	605
Computer equipment, furniture, and office equipment	61,093	61,193
Computer software purchased	31,181	31,218
Capitalized internal-use software	237,792	227,137
Tenant improvements	5,037	14,435
	335,913	334,793
Less accumulated depreciation and amortization	(202,513)	(189,317)
Property and equipment, net	$133,400	$145,476
The net carrying value of capitalized internal-use software was $117.6 million and $119.9 million at December 31, 2020 and 2019, respectively.
Total depreciation and amortization expense was $58.0 million, $49.5 million and $38.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in those amounts are depreciation expense related to internal-use software of $43.9 million, $35.1 million and $25.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We recorded impairment charges to property and equipment of $14.7 million, $0.6 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018. Impairment charges for the year ended December 31, 2020 were primarily associated with capitalized internal-use software we determined to no longer be utilized, as well as tenant improvements and other computer equipment at our office locations that will no longer provide any future economic benefit as a result of our remote workforce strategy. See Note 20 — Leases, for additional information.
Note 9—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Goodwill	$301,790	$301,790
Intangible assets, net	189,988	219,204
Goodwill and intangible assets	$491,778	$520,994
Goodwill
There were no changes in the composition of goodwill from the previous year. We completed our annual goodwill impairment test as of September 30, 2020. Based on the results of the annual goodwill impairment test, we determined that each of the fair values of our reporting units exceeded their carrying values and therefore, no impairment was recorded.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Goodwill and Intangible Assets (continued)
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$309,773	$(150,445)	$159,328	$309,773	$(126,167)	$183,606	12.8
Trade names	44,086	(18,535)	25,551	44,086	(15,689)	28,397	14.6
Patents	3,000	(1,636)	1,364	3,000	(1,364)	1,636	11.0
Software licenses	5,595	(2,698)	2,897	4,832	(837)	3,995	3.0
Other	5,964	(5,116)	848	5,964	(4,394)	1,570	5.0
Total intangible assets	$368,418	$(178,430)	$189,988	$367,655	$(148,451)	$219,204
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $28.1 million, $32.6 million, and $32.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. None of our intangible assets were considered impaired as of December 31, 2020 or 2019.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2021	$28,863
2022	27,547
2023	26,418
2024	23,428
2025	17,435
Thereafter	66,297
Total	$189,988

Note 10—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2020	2019
	(In thousands)
Non-interest bearing deposit accounts	$2,704,050	$1,055,818
Interest-bearing deposit accounts
Checking accounts	5,060	95,995
Savings	8,505	6,619
GPR deposits	12,955	11,892
Time deposits, denominations greater than or equal to $100	3,767	3,854
Time deposits, denominations less than $100	779	1,163
Total interest-bearing deposit accounts	31,066	119,523
Total deposits	$2,735,116	$1,175,341

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2021	$1,346
Due in 2022	1,451
Due in 2023	912
Due in 2024	458
Due in 2025	379
Total time deposits	$4,546
As of December 31, 2020, we had aggregate time deposits of $2.0 million in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit.
Note 11—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the revolving facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of December 31, 2020, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
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
The 2019 Revolving Facility contains customary representations and warranties relating to us and our subsidiaries. The facility also contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2020, we were in compliance with all such covenants.
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
Cash interest expense related to our debt was $0.6 million, $0.6 million, and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Comprehensive Income
The tax impact on unrealized gains on investment securities available-for-sale for the years ended December 31, 2020, 2019 and 2018 was approximately $0.3 million, $0.8 million and $0.1 million, respectively.
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. We sought and received regulatory approval during the second quarter of 2019, at which point we entered into a $100 million accelerated share repurchase agreement. In August 2019, we completed final settlement of shares purchased under this agreement, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. As of December 31, 2020, we have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022, however, Walmart is entitled to voting rights and participate in any dividends paid from the issuance date on the unvested balance. As such, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of December 31, 2020, there were 650,000 unvested shares outstanding.
The estimated grant-date fair value of the restricted shares is recorded as a component of stock-based compensation expense over the related period we expect to benefit under our relationship with Walmart.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Employee Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Approximately 4.7 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2020.
Stock-based compensation for the years ended December 31, 2020, 2019, and 2018 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Total stock-based compensation expense	$53,694	$29,583	$50,093
Related income tax benefit	6,573	5,143	3,783
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Restricted stock units granted	1,618	238	452
Weighted-average grant-date fair value	$31.12	$38.93	$74.33
Restricted stock unit activity for the year ended December 31, 2020 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2019	888	$47.20
Restricted stock units granted	1,618	31.12
Restricted stock units vested	(616)	34.51
Restricted stock units canceled	(668)	38.57
Outstanding at December 31, 2020	1,222	$36.24
The total fair value of restricted stock vested for the years ended December 31, 2020, 2019 and 2018 was $25.6 million, $30.9 million and $67.5 million, respectively, based on the price of our Class A common stock on the vesting date.
Performance-Based Restricted Stock Units
We grant performance-based restricted stock units to certain employees that are subject to the attainment of pre-established internal performance conditions, market conditions, or a combination thereof (collectively referred to herein as performance-based restricted stock units). The actual number of shares subject to the award is determined at the end of the performance period and may range from zero to 200% of the target shares granted depending upon the terms of the award. These awards generally contain an additional service component after each performance period is concluded and the unvested balance of the shares after the performance metrics are achieved will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the vesting period (generally, a total period of four years) based on the grant date fair value of the award.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Employee Stock-Based Compensation (continued)
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Performance restricted stock units granted	1,045	722	276
Weighted-average grant-date fair value	$33.15	$48.45	$71.70
Performance-based restricted stock unit activity for the year ended December 31, 2020 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2019	854	$54.63
Performance restricted stock units granted (at target)	1,045	$33.15
Performance restricted stock units vested	(258)	$50.33
Performance restricted stock units canceled	(695)	$48.72
Outstanding at December 31, 2020	946	$35.62
The total fair value of all performance-based restricted stock vested for the years ended December 31, 2020, 2019 and 2018 was $12.4 million, $22.7 million and $45.1 million, respectively, based on the price of our Class A common stock on the vesting date.
Stock Options
In connection with the recent hiring of certain executive officers, we granted stock options subject to market conditions during the year ended December 31, 2020. The stock options have a seven-year term that vest subject to continued service over three years, and upon our company achieving certain stock trading prices within a five-year period. Compensation expense related to these awards is recognized over the greater of the explicit service period or a derived implicit period based on when the performance targets are expected to be achieved. The grant date fair value is determined through the use of a Monte Carlo simulation and is not subsequently re-measured.
The following table summarizes our market-based stock options granted:

Year Ended December 31,
2020
(In thousands, except per share data)
Stock options granted	2,250
Weighted-average exercise price	$31.30
Weighted-average grant-date fair value	$14.57

Year Ended December 31,
2020
Risk-free interest rate	0.63%
Expected term (in years)	3.30
Expected dividends	—
Expected volatility	53.8%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Employee Stock-Based Compensation (continued)
Total stock option activity for the year ended December 31, 2020 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2019	181	$20.09
Options granted	2,250	31.30
Options exercised	(404)	26.13
Options canceled	(393)	28.37
Outstanding at December 31, 2020	1,634	$32.04	5.99	$38,836
Exercisable at December 31, 2020	134	22.95	2.06	$4,411
We have not issued any service only based stock option awards from our 2010 Equity Incentive Plan for the periods presented in these consolidated financial statements.
The total intrinsic value of options exercised was $10.5 million, $2.4 million and $36.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, there was $53.4 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance-based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 2.6 years. As of December 31, 2020, there was $13.7 million remaining of unrecognized compensation cost related to stock options, with a weighted-average period of 1.3 years.
Note 14—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$15,846	$11,914	$4,011
State	3,650	1,790	894
Foreign	471	604	443
Current income tax expense	19,967	14,308	5,348
Deferred:
Federal	(11,212)	8,102	1,136
State	(3,722)	(1,226)	(1,370)
Foreign	(69)	—	—
Deferred income tax (benefit) expense	(15,003)	6,876	(234)
Income tax expense	$4,964	$21,184	$5,114

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(2.0)	0.1	(0.5)
General business credits	(10.9)	(2.1)	(2.2)
Employee stock-based compensation	(7.7)	(2.2)	(17.1)
Tax Cuts and Jobs Act remeasurement	—	—	0.2
Non-deductible executive compensation	17.2	0.1	2.2
Capital loss valuation allowance release	(1.1)	—	—
Non-deductible penalties	1.1	—	—
Other	0.1	0.6	0.5
Effective tax rate	17.7%	17.5%	4.1%
The increase in the effective tax rate for the year ended December 31, 2020 as compared to the prior year ended December 31, 2019 is primarily due to an increase of the IRC 162(m) limitation on the deductibility of certain executive compensation. This increase was partially offset by the impact of general business credits and an increase in excess tax benefits from stock-based compensation.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the year ended December 31, 2020, the provision for GILTI tax expense was not material to our financial statements.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,882	$8,002
Stock-based compensation	7,651	5,820
Reserve for overdrawn accounts	7,661	4,456
Accrued liabilities	15,080	7,965
Lease liabilities	4,763	8,195
Tax credit carryforwards	10,035	8,723
Capital loss carryforwards	—	341
Other	543	—
Gross deferred tax assets	53,615	43,502
Valuation allowance	—	(341)
Total deferred tax assets	$53,615	$43,161
Deferred tax liabilities:
Internal-use software costs	$29,149	$29,382
Property and equipment, net	1,003	2,240
Deferred expenses	4,544	4,114
Intangible assets	10,009	7,826
Gift card revenue	1,389	1,422
Lease right-of-use assets	1,974	6,524
Other	—	388
Total deferred tax liabilities	48,068	51,896
Net deferred tax assets (liabilities)	$5,547	$(8,735)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. During the second quarter ended June 30, 2020, we released our valuation allowance against our capital loss carryforwards as we recognized capital gains on the sale of certain investment securities during that period sufficient to offset our entire capital loss carryforward amount. As of December 31, 2020, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2019. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020 and the examination remains ongoing as of December 31, 2020. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of December 31, 2020, we have federal net operating loss carryforwards of approximately $19.2 million and state net operating loss carryforwards of approximately $68.8 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2026 and 2034. In regards to the state net operating loss carryforwards, approximately $46.6 million will expire between 2021 and 2040, while the remaining balance of approximately $22.2 million, does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $17.3 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of December 31, 2020 and 2019, we had a liability of $9.5 million and $8.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Beginning balance	$8,398	$6,965	$5,560
Increases related to positions taken during prior years	482	313	462
Increases related to positions taken during the current year	1,500	1,576	1,607
Decreases due to a lapse of applicable statute of limitations	(862)	(456)	(664)
Ending balance	$9,518	$8,398	$6,965

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$9,424	$8,341	$6,918
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018, of approximately $0.5 million, $0.5 million and $0.3 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$23,131	$99,897	$118,703
Amount attributable to unvested Walmart restricted shares	(346)	—	—
Net income allocated to Class A common stockholders	$22,785	$99,897	$118,703
Denominator:
Weighted-average Class A shares issued and outstanding	52,438	52,195	52,222
Basic earnings per Class A common share	$0.43	$1.91	$2.27

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$22,785	$99,897	$118,703
Re-allocated earnings	8	—	—
Diluted net income allocated to Class A common stockholders	$22,793	$99,897	$118,703
Denominator:
Weighted-average Class A shares issued and outstanding	52,438	52,195	52,222
Dilutive potential common shares:
Stock options	233	114	327
Service based restricted stock units	708	361	1,135
Performance-based restricted stock units	306	440	796
Employee stock purchase plan	—	28	1
Diluted weighted-average Class A shares issued and outstanding	53,685	53,138	54,481
Diluted earnings per Class A common share	$0.42	$1.88	$2.18
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Class A common stock
Options to purchase Class A common stock	731	—	—
Service based restricted stock units	101	354	20
Performance-based restricted stock units	301	459	143
Unvested Walmart restricted shares	796	—	—
Total	1,929	813	163

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2020 and 2019, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2020	(In thousands)
Assets
Corporate bonds	$—	$10,110	$—	$10,110
Agency bond securities	—	234,157	—	234,157
Agency mortgage-backed securities	—	691,029	—	691,029
Municipal bonds	—	30,501	—	30,501
Asset-backed securities	—	5,172	—	5,172
Total assets	$—	$970,969	$—	$970,969

Liabilities
Contingent consideration	$—	$—	$5,300	$5,300

December 31, 2019
Assets
Corporate bonds	$—	$10,012	$—	$10,012
Agency bond securities	—	20,000	—	20,000
Agency mortgage-backed securities	—	211,033	—	211,033
Municipal bonds	—	4,342	—	4,342
Asset-backed securities	—	32,052	—	32,052
Total assets	$—	$277,439	$—	$277,439

Liabilities
Contingent consideration	$—	$—	$9,300	$9,300
We based the fair value of our fixed income securities held as of December 31, 2020 and 2019 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2020 and 2019.
The following table presents changes in our contingent consideration payable for the years ended December 31, 2020, 2019 and 2018, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance, beginning of period	$9,300	$15,800	$17,358
Payments of contingent consideration	(4,000)	(4,634)	(4,856)
Change in fair value of contingent consideration	—	(1,866)	3,298
Balance, end of period	$5,300	$9,300	$15,800

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2020 and 2019 are presented in the table below.

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$21,011	$20,421	$21,417	$19,563

Financial Liabilities
Deposits	$2,735,116	$2,735,072	$1,175,341	$1,175,298
Line of credit	$—	$—	$35,000	$35,000

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), as of December 31, 2020 approximately 92.3% of our borrowers reside in the state of Utah and approximately 42.3% in the city of Provo. Consequently, this loan portfolio is susceptible to any adverse market or environmental conditions that may impact this specific geographic region. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors and other business partners, which we frequently monitor and is further mitigated by the short collection period.
Note 19—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax or after-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 50% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $2.2 million, $2.2 million, and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 20—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 5 years, many of which generally include renewal options of varying terms.
As of December 31, 2020 and for the foreseeable future, we have committed to a remote workforce strategy for most U.S. based employees. As such, during the fourth quarter of 2020, we recorded an impairment charge of approximately $7.0 million related to our lease right-of-use assets as we no longer intend to utilize our leased office spaces in the U.S. for the duration of our remaining lease terms. Our lease agreements have or will be terminated in due course in accordance with our lease provisions, however, we may be contractually obligated to continue making lease payments where no termination option is available.
Our total lease expense amounted to approximately $9.2 million, $11.3 million, and $7.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

	Year Ended December 31,
	2020	2019

Cash paid for operating lease liabilities (in thousands)	$9,910	$8,850
Weighted average remaining lease term (years)	3.3	4.1
Weighted average discount rate	4.8%	4.7%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Leases (continued)
Maturities of our operating lease liabilities as of December 31, 2020 is as follows:

Operating Leases
(In thousands)
2021	$9,715
2022	8,805
2023	3,500
2024	3,464
2025	1,732
27,216
Less: imputed interest	(2,645)
Total lease liabilities	$24,571

Note 21—Commitments and Contingencies
Financial Commitments
As discussed in Note 7 — Equity Method Investment, we are committed to make annual capital contributions in TailFin Labs, LLC of $35.0 million per year from January 2020 through January 2024.
Our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022. As of December 31, 2020, the estimated fair value of our remaining earn-out payments amounted to $5.3 million.
In addition, through the normal course of business, we may enter into various agreements with our vendors and retail distributors that may subject us to minimum annual requirements.
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
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On February 18, 2020, a shareholder derivative suit and securities class action entitled Hellman v. Streit, et al, No. 20-cv-01572-SVW-PVC was filed in United States District Court for the Central District of California, against us and certain of our officers and directors. The suit avers purported breach of fiduciary duty and unjust enrichment claims, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, on the basis of the same wrongdoing alleged in the first lawsuit described above. The suit does not define the purported class allegedly damaged. These cases have been related. We have not yet responded to the complaints in these matters.
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 21—Commitments and Contingencies (continued)
Other Legal Matters
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
Note 22—Significant Retailer and Partner Concentrations
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenue Concentrations
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2020	2019	2018
Walmart	27%	34%	36%
In addition, approximately 13% of our total operating revenues for the year ended December 31, 2020 were generated from a single BaaS partner, without a corresponding concentration to our gross profit for the period.
Settlement Asset Concentrations
Settlement assets derived from our products sold at retail distributors constituting greater than 10% of the settlement assets outstanding on our consolidated balance sheets were as follows:

	December 31, 2020	December 31, 2019
Walmart	*	13%

*	Constitutes less than 10% for the period presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 23—Regulatory Requirements
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
As of December 31, 2020 and 2019, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. There were no conditions or events since December 31, 2020 which management believes would have caused us or Green Dot Bank not to be considered "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$515,134	17.5%	4.0%	n/a
Common equity Tier 1 capital	$515,134	57.8%	4.5%	n/a
Tier 1 capital	$515,134	57.8%	6.0%	6.0%
Total risk-based capital	$518,358	58.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$253,895	10.1%	4.0%	5.0%
Common equity Tier 1 capital	$253,895	46.1%	4.5%	6.5%
Tier 1 capital	$253,895	46.1%	6.0%	8.0%
Total risk-based capital	$254,855	46.3%	8.0%	10.0%

	December 31, 2019
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$400,445	22.2%	4.0%	n/a
Common equity Tier 1 capital	$400,445	70.5%	4.5%	n/a
Tier 1 capital	$400,445	70.5%	6.0%	6.0%
Total risk-based capital	$404,469	71.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$204,141	13.9%	4.0%	5.0%
Common equity Tier 1 capital	$204,141	82.8%	4.5%	6.5%
Tier 1 capital	$204,141	82.8%	6.0%	8.0%
Total risk-based capital	$205,548	83.4%	8.0%	10.0%

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
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31, 2020
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$980,314	$298,423	$(24,977)	$1,253,760
Operating expenses	857,025	215,900	150,762	1,223,687
Operating income	$123,289	$82,523	$(175,739)	$30,073

	Year Ended December 31, 2019
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$842,967	$296,721	$(31,093)	$1,108,595
Operating expenses	696,409	202,713	86,555	985,677
Operating income	$146,558	$94,008	$(117,648)	$122,918

	Year Ended December 31, 2018
	Account Services	Processing and Settlement Services	Corporate and Other	Total
	(In thousands)
Operating revenues	$843,905	$253,360	$(31,690)	$1,065,575
Operating expenses	643,714	179,037	112,409	935,160
Operating income	$200,191	$74,323	$(144,099)	$130,415

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Corporate Governance and Director Independence - Code of Business Conduct and Ethics,” and “Corporate Governance and Director Independence - Committees of Our Board of Directors - Audit Committee.” With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2021 Annual Meeting of Shareholders in a section entitled “Additional Information -- Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders under the caption “Executive Compensation” excluding the sub-caption “Equity Compensation Plan Information.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders under the captions “Corporate Governance and Director Independence of Directors” and “Transactions with Related Parties, Founders and Control Persons.”
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our proxy statement for our 2021 Annual Meeting of Stockholders under the caption “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services.”

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
3. Exhibits: The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Amendment to Amended and Restated Bylaws of Green Dot Corporation (dated March 4, 2020)	8-K	March 6, 2020	3.1

3.5	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Description of Securities	10-K	March 2, 2020	4.1

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements and related policies).	10-Q	August 6, 2020	10.4

10.4	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6+	2020 Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Walmart Apollo, LLC.	10-K	March 2, 2020	10.6

10.7†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated.	10-Q/A	June 7, 2017	10.1

10.8†	Amendment to the Processing Services Agreement dated as of September 10, 2018 by and among the Registrant and MasterCard International Incorporated.	10-Q	November 9, 2018	10.1

10.9*	Employment Agreement between Dan Henry and Green Dot Corporation dated March 24, 2020.	8-K	March 30, 2020	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith

10.10*	Inducement Stock Option Award Agreement between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.3

10.11*	Inducement Award Agreement (Performance Restricted Stock Unit) between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.4

10.12*	Inducement Award Agreement (Restricted Stock Unit) between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.5

10.13*	Employment Agreement between Daniel Eckert and Green Dot Corporation dated May 6, 2020				X

10.14*	Inducement Stock Option Award Agreement between Daniel Eckert and Green Dot Corporation dated May 6, 2020.	10-Q	August 6, 2020	10.1

10.15*	Inducement Award Agreement (Performance Restricted Stock Unit) between Daniel Eckert and Green Dot Corporation, dated May 6, 2020.	10-Q	August 6, 2020	10.2

10.16*	Inducement Award Agreement (Restricted Stock Unit) between Daniel Eckert and Green Dot Corporation, dated May 6, 2020.	10-Q	August 6, 2020	10.3

10.17*	Form of Executive Severance Agreement.	S-1(A-2)	April 26, 2010	10.12

10.18*	2020 Executive Officer Incentive Bonus Plan	8-K	February 26, 2020	10.01

10.19*	Green Dot Corporation Executive Incentive Plan	10-Q	November 6, 2020	10.1

10.20*	Separation Agreement between Kuan Archer and Green Dot Corporation dated July 8, 2020.				X

21.1	Subsidiaries of Green Dot Corporation.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Dan Henry, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Dan Henry, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Jess Unruh, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________
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

Green Dot Corporation

Date:	February 26, 2021	By:	/s/ Dan Henry
		Name:	Dan Henry
		Title:	President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Dan Henry, Kristina Lockwood, and Jess Unruh, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Dan Henry	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Name:	Dan Henry

By:	/s/ Jess Unruh	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Accounting Officer)	February 26, 2021
Name:	Jess Unruh

By:	/s/ William I. Jacobs	Chairman	February 26, 2021
Name:	William I. Jacobs

By:	/s/ Kenneth C. Aldrich	Director	February 26, 2021
Name:	Kenneth C. Aldrich

By:	/s/ J. Chris Brewster	Director	February 26, 2021
Name:	J. Chris Brewster

By:	/s/ Rajeev V. Date	Director	February 26, 2021
Name:	Rajeev V. Date

By:	/s/ Glinda Bridgforth Hodges	Director	February 26, 2021
Name:	Glinda Bridgforth Hodges

By:	/s/ Saturnino Fanlo	Director	February 26, 2021
Name:	Saturnino Fanlo

By:	/s/ Jeffrey B. Osher	Director	February 26, 2021
Name:	Jeffrey B. Osher

By:	/s/ Ellen Richey	Director	February 26, 2021
Name:	Ellen Richey

By:	/s/ George T. Shaheen	Director	February 26, 2021
Name:	George T. Shaheen