Form 10-Q
period 2021-03-31
GREEN DOT CORP
filed 2021-05-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 54,429,890 shares of Class A common stock outstanding, par value $.001 per share as of April 30, 2021.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$2,711,791	$1,491,842
Restricted cash	4,900	4,859
Settlement assets	416,753	782,262
Accounts receivable, net	76,276	67,755
Prepaid expenses and other assets	69,436	66,705
Total current assets	3,279,156	2,413,423
Investment securities available-for-sale, at fair value	996,215	970,969
Loans to bank customers, net of allowance for loan losses of $1,531 and $757 as of March 31, 2021 and December 31, 2020, respectively	26,089	21,011
Prepaid expenses and other assets	73,619	40,481
Property, equipment, and internal-use software, net	130,713	133,400
Operating lease right-of-use assets	13,051	13,134
Deferred expenses	12,241	18,332
Net deferred tax assets	19,992	12,739
Goodwill and intangible assets	484,322	491,778
Total assets	$5,035,398	$4,115,267
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,180	$34,823
Deposits	3,594,984	2,735,116
Obligations to customers	129,385	95,375
Settlement obligations	13,722	17,759
Amounts due to card issuing banks for overdrawn accounts	277	235
Other accrued liabilities	143,168	145,359
Operating lease liabilities	8,421	8,175
Deferred revenue	21,531	28,584
Income tax payable	19,246	12,146
Total current liabilities	3,986,914	3,077,572
Other accrued liabilities	3,203	4,275
Operating lease liabilities	14,600	16,396
Net deferred tax liabilities	7,192	7,192
Total liabilities	4,011,909	3,105,435
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2021 and December 31, 2020; 54,389 and 54,034 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	54	54
Additional paid-in capital	364,926	354,460
Retained earnings	677,625	651,890
Accumulated other comprehensive (loss) income	(19,116)	3,428
Total stockholders’ equity	1,023,489	1,009,832
Total liabilities and stockholders’ equity	$5,035,398	$4,115,267
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$186,012	$141,394
Cash processing revenues	90,915	123,066
Interchange revenues	111,226	90,866
Interest income, net	5,333	6,843
Total operating revenues	393,486	362,169
Operating expenses:
Sales and marketing expenses	118,903	116,738
Compensation and benefits expenses	74,967	53,065
Processing expenses	97,669	71,095
Other general and administrative expenses	67,962	62,422
Total operating expenses	359,501	303,320
Operating income	33,985	58,849
Interest expense, net	37	241
Other (expense) income, net	(1,086)	192
Income before income taxes	32,862	58,800
Income tax expense	7,127	11,955
Net income	$25,735	$46,845

Basic earnings per common share:	$0.47	$0.89
Diluted earnings per common share:	$0.46	$0.87
Basic weighted-average common shares issued and outstanding:	53,651	51,894
Diluted weighted-average common shares issued and outstanding:	55,068	52,673
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$25,735	$46,845
Other comprehensive (loss) income
Unrealized holding (loss) gain, net of tax	(22,544)	4,157
Comprehensive income	$3,191	$51,002
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	355	—	(6,771)	—	—	(6,771)
Stock-based compensation	—	—	17,237	—	—	17,237
Net income	—	—	—	25,735	—	25,735
Other comprehensive loss	—	—	—	—	(22,544)	(22,544)
Balance at March 31, 2021	54,389	$54	$364,926	$677,625	$(19,116)	$1,023,489

	Three Months Ended March 31, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	72	—	(1,457)	—	—	(1,457)
Stock-based compensation	—	—	11,385	—	—	11,385
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	46,845	—	46,845
Other comprehensive income	—	—	—	—	4,157	4,157
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at March 31, 2020	52,854	$53	$306,151	$675,604	$6,197	$988,005
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating activities
Net income	$25,735	$46,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	13,200	13,697
Amortization of intangible assets	6,944	7,279
Provision for uncollectible overdrawn accounts from purchase transactions	2,994	1,316
Stock-based compensation	17,237	11,385
Losses (earnings) in equity method investments	875	(223)
Amortization of premium on available-for-sale investment securities	659	138
Amortization of deferred financing costs	42	42
Changes in operating assets and liabilities:
Accounts receivable, net	(11,515)	(3,363)
Prepaid expenses and other assets	(1,786)	9,246
Deferred expenses	6,091	6,389
Accounts payable and other accrued liabilities	20,201	9,859
Deferred revenue	(7,159)	(9,355)
Income tax receivable/payable	7,169	11,805
Other, net	(15)	(930)
Net cash provided by operating activities	80,672	104,130

Investing activities
Purchases of available-for-sale investment securities	(95,332)	(60,267)
Proceeds from maturities of available-for-sale securities	34,364	25,509
Proceeds from sales of available-for-sale securities	5,198	10,047
Payments for acquisition of property and equipment	(10,474)	(15,743)
Net changes in loans	(6,488)	1,584
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Other	(529)	—
Net cash used in investing activities	(108,261)	(73,870)

Financing activities
Borrowings on revolving line of credit	—	100,000
Repayments on revolving line of credit	—	(35,000)
Proceeds from exercise of options and ESPP purchases	1,780	23
Taxes paid related to net share settlement of equity awards	(8,551)	(1,480)
Net changes in deposits	859,868	442,017
Net changes in settlement assets and obligations to customers	395,482	(34,667)
Contingent consideration payments	(1,000)	(1,000)
Net cash provided by financing activities	1,247,579	469,893

Net increase in unrestricted cash, cash equivalents and restricted cash	1,219,990	500,153
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,496,701	1,066,154
Unrestricted cash, cash equivalents and restricted cash, end of period	$2,716,691	$1,566,307

Cash paid for interest	$84	$283
Cash refund from income taxes	$(20)	$(95)

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$2,711,791	$1,563,740
Restricted cash	4,900	2,567
Total unrestricted cash, cash equivalents and restricted cash, end of period	$2,716,691	$1,566,307
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology and registered bank holding company focused on making modern banking and money movement accessible for all. Our goal is to deliver trusted, best-in-class money management and payment solutions to our customers and partners, seamlessly connecting people to their money. Our proprietary technology enables faster, more efficient electronic payments and money management, powering intuitive and seamless ways for people to spend, send, control and save their money. Through our bank, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit and payroll cards, as well as robust money processing services, such as cash deposits and disbursements, and tax refund processing.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2021, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2021 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and effects of the COVID-19 pandemic, as well as other factors.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies various aspects related to the accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and modifies existing guidance to improve consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted the provisions of ASU 2019-12 on January 1, 2021, the results of which did not have a material impact on our consolidated financial statements.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions to GAAP requirements for modifications of debt instruments, leases, derivatives and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance permits entities to treat such modifications as the continuation of the original contract, without any required accounting reassessments or remeasurements. The amendments in ASU 2020-04 were effective upon issuance and may be elected over time through December 31, 2022, as reference rate reform activities occur. Upon adoption, the guidance must be applied prospectively for all eligible contract modifications. We continue to monitor the impact of ASU 2020-04 as reference rate reform continues to develop, however, do not expect any material impact on our consolidated financial statements as our revolving line of credit is based on variable rates available that we elect at the time of borrowing. See Note 9 — Debt, to these consolidated financial statements for additional information.
Note 3—Revenues
Disaggregation of Revenues
As discussed in Note 19 — Segment Information, we determine our operating segments based on how our chief operating decision maker manages our operations, makes operating decisions and evaluates operating performance. Within our segments, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors can be further illustrated based on the timing in which revenue for each of our products and services is recognized. Our products and services are offered only to customers within the United States.
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended March 31, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition		(In thousands)
Transferred point in time	$112,652	$48,859	$89,120	$250,631
Transferred over time	66,026	70,249	1,247	137,522
Operating revenues (1)	$178,678	$119,108	$90,367	$388,153

	Three Months Ended March 31, 2020
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition		(In thousands)
Transferred point in time	$89,301	$47,057	$119,100	$255,458
Transferred over time	56,944	41,972	952	99,868
Operating revenues (1)	$146,245	$89,029	$120,052	$355,326

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of intersegment revenues.
Revenues recognized at a point in time are comprised of ATM fees, interchange, and other similar transaction-based fees. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS partner program management fees. Substantially all of our money movement services are recognized at a point in time.
Contract Balances
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $17.6 million and $17.0 million in revenue for the three months ended March 31, 2021 and 2020, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)
obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2021
Corporate bonds	$10,000	$17	$—	$10,017
Agency bond securities	230,839	—	(11,803)	219,036
Agency mortgage-backed securities	746,416	1,442	(15,086)	732,772
Municipal bonds	29,774	67	(593)	29,248
Asset-backed securities	4,924	218	—	5,142
Total investment securities	$1,021,953	$1,744	$(27,482)	$996,215

December 31, 2020
Corporate bonds	$10,000	$110	$—	$10,110
Agency bond securities	235,839	31	(1,713)	234,157
Agency mortgage-backed securities	686,108	5,258	(337)	691,029
Municipal bonds	29,977	524	—	30,501
Asset-backed securities	4,917	255	—	5,172
Total investment securities	$966,841	$6,178	$(2,050)	$970,969
As of March 31, 2021 and December 31, 2020, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2021
Agency bond securities	$219,036	$(11,803)	$—	$—	$219,036	$(11,803)
Agency mortgage-backed securities	673,673	(15,086)	—	—	673,673	(15,086)
Municipal bonds	24,181	(593)	—	—	24,181	(593)
Total investment securities	$916,890	$(27,482)	$—	$—	$916,890	$(27,482)

December 31, 2020
Agency bond securities	$189,127	$(1,713)	$—	$—	$189,127	$(1,713)
Agency mortgage-backed securities	162,579	(337)	—	—	162,579	(337)
Total investment securities	$351,706	$(2,050)	$—	$—	$351,706	$(2,050)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government. Our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three months ended March 31, 2021 or 2020 on our available-for-sale investment securities. Unrealized losses as of March 31, 2021 are the result of recent fluctuations in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. We do not intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of March 31, 2021, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$10,000	$10,017
Due after five years through ten years	190,839	181,521
Due after ten years	69,774	66,763
Mortgage and asset-backed securities	751,340	737,914
Total investment securities	$1,021,953	$996,215
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Trade receivables	$34,670	$25,279
Reserve for uncollectible trade receivables	(355)	(315)
Net trade receivables	34,315	24,964

Overdrawn cardholder balances from purchase transactions	4,099	3,229
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,280)	(1,653)
Net overdrawn cardholder balances from purchase transactions	1,819	1,576
Overdrawn cardholder balances from maintenance fees	2,686	3,165
Total net overdrawn account balances due from cardholders	4,505	4,741

Receivables due from card issuing banks	5,508	4,377
Fee advances, net	5,515	21,424
Other receivables	26,433	12,249
Accounts receivable, net	$76,276	$67,755
Our net overdrawn account balances due from cardholders are a result of purchase transactions that we honor or maintenance fee assessments, in each case, in excess of the funds in the cardholder’s account. Overdrawn cardholder balances from maintenance fee assessments are presented net of the consideration we expect to receive and are recorded as contra-revenue within card revenues and other fees.
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$1,653	$3,398
Provision for uncollectible overdrawn accounts from purchase transactions	2,994	1,316
Charge-offs	(2,367)	(1,034)
Balance, end of period	$2,280	$3,680

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2021
Residential	$—	$—	$—	$—	$3,067	$3,067
Commercial	—	—	—	—	10,044	10,044
Installment	—	—	—	—	423	423
Consumer	591	4	—	595	1,648	2,243
Secured credit card	366	322	835	1,523	10,320	11,843
Total loans	$957	$326	$835	$2,118	$25,502	$27,620

Percentage of outstanding	3.5%	1.2%	3.0%	7.7%	92.3%	100.0%

December 31, 2020
Residential	$—	$—	$—	$—	$3,008	$3,008
Commercial	—	—	—	—	3,435	3,435
Installment	—	—	—	—	497	497
Secured credit card	864	699	1,363	2,926	11,902	14,828
Total loans	$864	$699	$1,363	$2,926	$18,842	$21,768

Percentage of outstanding	4.0%	3.2%	6.3%	13.4%	86.6%	100.0%
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the criteria for classification as nonperforming.

	March 31, 2021	December 31, 2020
	(In thousands)
Residential	$227	$240
Installment	133	137
Secured credit card	835	1,363
Total loans	$1,195	$1,740
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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers (continued)

	March 31, 2021		December 31, 2020
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,840	$227	$2,768	$240
Commercial	10,044	—	3,435	—
Installment	290	133	360	137
Consumer	2,243	—	—	—
Secured credit card	11,008	835	13,465	1,363
Total loans	$26,425	$1,195	$20,028	$1,740
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. As of March 31, 2021, none of our TDR modifications have been made in response to the COVID-19 pandemic.
The following table presents our impaired loans and loans that we modified as TDRs as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$227	$170	$240	$180
Installment	133	100	137	103
Allowance for Credit Losses
Activity in the allowance for credit losses in our loan portfolio consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$757	$1,166
Provision for loans	1,410	192
Loans charged off	(707)	(487)
Recoveries of loans previously charged off	71	186
Balance, end of period	$1,531	$1,057

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
As of March 31, 2021, our net investment in TailFin Labs amounted to approximately $62.2 million and is included in the long term portion of prepaid expenses and other assets on our consolidated balance sheet. We recorded equity in losses from TailFin Labs of approximately $1.6 million for the three months ended March 31, 2021, which is recorded as a component of other income and expense on our consolidated statement of operations.
Total equity in losses also includes income and losses from other investments that are not material to these consolidated financial statements.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Non-interest bearing deposit accounts	$3,565,939	$2,704,050
Interest-bearing deposit accounts
Checking accounts	5,106	5,060
Savings	7,221	8,505
GPR deposits	12,001	12,955
Time deposits, denominations greater than or equal to $100	3,946	3,767
Time deposits, denominations less than $100	771	779
Total interest-bearing deposit accounts	29,045	31,066
Total deposits	$3,594,984	$2,735,116
Total deposit balances have increased substantially as compared to December 31, 2020, principally due to funds received by our cardholders from federal relief programs signed into law at the end of December 2020 and March 2021.
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2021
(In thousands)
Due in 2021	$1,265
Due in 2022	1,457
Due in 2023	918
Due in 2024	560
Due in 2025	500
Thereafter	17
Total time deposits	$4,717

Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of March 31, 2021, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt (continued)
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus .50%, (b) the Wells Fargo prime rate and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The margin is dependent upon on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and .25% to 1.00% for Base Rate loans.
We also pay a commitment fee, which varies from .20% to .35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for LIBOR Rate loans.
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2021, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We did not incur any cash interest expense related to our debt during the three months ended March 31, 2021. Cash interest expense was $0.2 million for the three months ended March 31, 2020.
Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2021 and 2020 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.7	(1.1)
General business credits	(2.2)	(6.6)
Employee stock-based compensation	(6.1)	2.1
Nondeductible executive compensation	8.4	4.2
Nondeductible expenses	0.3	0.6
Other	(0.4)	0.1
Effective tax rate	21.7%	20.3%
The effective tax rate for the three months ended March 31, 2021 and 2020 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of executive compensation. The increase in the effective tax rate for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily due to an increase in our expected pre-tax income and the corresponding rate impact on items such as general business credits and the IRC 162(m) limitation on the deductibility of executive compensation. The overall increase in the effective tax rate for three months ended March 31, 2021 was partially offset by an increase of $3.3 million in excess tax benefits from stock-based compensation. We recognized an excess tax benefit on stock-based compensation of $2.0 million for the three months ended March 31, 2021, compared to a $1.2 million discrete tax expense on shortfalls from stock based compensation for the prior year comparable period.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the three months ended March 31, 2021, the provision for GILTI tax expense was not material to our financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2021, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we would realize the benefits of our deferred tax assets. As of March 31, 2020, we maintained a valuation allowance against our capital loss carryforwards as we believed it was more-likely-than-not that the tax benefits related to the capital loss carryforwards would not be realized.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2020. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter June 30, 2020, and the examination remains ongoing as of March 31, 2021. We do not expect the outcome of this examination will have any material impact on our consolidated financial statements.
As of March 31, 2021, we have federal net operating loss carryforwards of approximately $19.2 million and state net operating loss carryforwards of approximately $68.8 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2026 and 2034. Of our total state net operating loss carryforwards, approximately $46.6 million will expire between the fourth quarter of 2021 and 2040, while the remaining balance of approximately $22.2 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $19.4 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of March 31, 2021 and December 31, 2020, we had a liability of $11.0 million and $9.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Beginning balance	$9,518	$8,398
Increases related to positions taken during prior years	—	235
Increases related to positions taken during the current year	1,470	1,200
Ending balance	$10,988	$9,833

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$10,805	$9,662
As of March 31, 2021 and 2020, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.5 million and $0.6 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. As of March 31, 2021, we have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022. Walmart is entitled to voting rights and participate in any dividends paid from the issuance date on the unvested balance, and therefore, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of March 31, 2021, there were 568,751 unvested shares outstanding.
The estimated grant-date fair value of the restricted shares is recorded as a component of stock-based compensation expense over the related period we expect to benefit under the term of our relationship with Walmart.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation
We currently grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans.
The total stock-based compensation expense recognized was $17.2 million and $11.4 million for the three months ended March 31, 2021 and 2020, respectively.
Restricted Stock Units
Restricted stock units with only service conditions for the three months ended March 31, 2021 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2020	1,222	$36.24
Restricted stock units granted	342	50.87
Restricted stock units vested	(235)	30.11
Restricted stock units canceled	(41)	37.15
Outstanding at March 31, 2021	1,288	$41.21
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the three months ended March 31, 2021 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2020	946	$35.62
Performance restricted stock units granted (at target)	398	46.93
Performance restricted stock units vested	(215)	35.20
Performance restricted stock units canceled	(4)	65.46
Adjustment for completed performance periods	111	33.34
Outstanding at March 31, 2021	1,236	$39.50
We grant performance-based restricted stock units to certain employees that are subject to the attainment of pre-established internal performance conditions, market conditions, or a combination thereof (collectively referred to herein as performance-based restricted stock units). The actual number of shares subject to the award is determined at the end of the performance period and may range from 0% to 200% of the target shares granted depending upon the terms of the award. These awards generally contain an additional service component after each performance period is concluded and the unvested balance of the shares after the performance metrics are achieved will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the vesting period (generally, a period of at least four years) based on the grant date fair value of the award.
Stock Options
Total stock option activity for the three months ended March 31, 2021 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2020	1,634	$32.04
Options granted	—	—
Options exercised	(63)	28.18
Options canceled	(1)	31.61
Outstanding at March 31, 2021	1,570	$32.19
Exercisable at March 31, 2021	404	$22.85

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$25,735	$46,845
Amount attributable to unvested Walmart restricted shares	(283)	(808)
Net income allocated to Class A common stockholders	$25,452	$46,037
Denominator:
Weighted-average Class A shares issued and outstanding	53,651	51,894
Basic earnings per Class A common share	$0.47	$0.89

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$25,452	$46,037
Re-allocated earnings	7	12
Diluted net income allocated to Class A common stockholders	$25,459	$46,049
Denominator:
Weighted-average Class A shares issued and outstanding	53,651	51,894
Dilutive potential common shares:
Stock options	514	57
Service-based restricted stock units	523	338
Performance-based restricted stock units	361	351
Employee stock purchase plan	19	33
Diluted weighted-average Class A shares issued and outstanding	55,068	52,673
Diluted earnings per Class A common share	$0.46	$0.87
The restricted shares issued to Walmart contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing EPS pursuant to the two-class method. The computation above excludes income attributable to the unvested restricted shares from the numerator and excludes the dilutive impact of those underlying shares from the denominator.
For the periods presented, we excluded certain restricted stock units and stock options outstanding (as applicable), which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive. Additionally, we have excluded any performance-based restricted stock units where the performance contingency has not been met as of the end of the period. The following table shows the weighted-average number of shares excluded from the diluted EPS calculation as their effects were anti-dilutive:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Class A common stock
Options to purchase Class A common stock	500	98
Service-based restricted stock units	107	491
Performance-based restricted stock units	657	174
Unvested Walmart restricted shares	596	910
Total	1,860	1,673

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2020.
As of March 31, 2021 and December 31, 2020, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2021	(In thousands)
Assets
Corporate bonds	$—	$10,017	$—	$10,017
Agency bond securities	—	219,036	—	219,036
Agency mortgage-backed securities	—	732,772	—	732,772
Municipal bonds	—	29,248	—	29,248
Asset-backed securities	—	5,142	—	5,142
Total assets	$—	$996,215	$—	$996,215

Liabilities
Contingent consideration	$—	$—	$4,300	$4,300

December 31, 2020
Assets
Corporate bonds	$—	$10,110	$—	$10,110
Agency bond securities	—	234,157	—	234,157
Agency mortgage-backed securities	—	691,029	—	691,029
Municipal bonds	—	30,501	—	30,501
Asset-backed securities	—	5,172	—	5,172
Total assets	$—	$970,969	$—	$970,969

Liabilities
Contingent consideration	$—	$—	$5,300	$5,300
We based the fair value of our fixed income securities held as of March 31, 2021 and December 31, 2020 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2021 or 2020.
The following table presents changes in our contingent consideration payable for the three months ended March 31, 2021 and 2020, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$5,300	$9,300
Payments of contingent consideration	(1,000)	(1,000)
Balance, end of period	$4,300	$8,300

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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2020. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2021 and December 31, 2020 are presented in the table below.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Fair Value of Financial Instruments (continued)

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$26,089	$23,661	$21,011	$20,421

Financial Liabilities
Deposits	$3,594,984	$3,594,940	$2,735,116	$2,735,072

Note 16—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 5 years, many of which include renewal options of varying terms.
As of December 31, 2020, we committed to a remote workforce strategy for most U.S. based employees and recorded a substantial impairment charge to our lease right-of-use assets as we no longer intend to utilize our leased office spaces in the U.S. for the duration of our remaining lease terms. Our lease agreements have or will be terminated in due course in accordance with our lease provisions; however, we may be contractually obligated to continue making lease payments where no termination option is available.
Our total lease expense amounted to approximately $1.3 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

March 31, 2021

Cash paid for operating lease liabilities (in thousands)	$2,423
Weighted average remaining lease term (years)	3.2
Weighted average discount rate	4.8%
Maturities of our operating lease liabilities as of March 31, 2021 is as follows:

Operating Leases
(In thousands)
Remainder of 2021	$7,392
2022	8,981
2023	3,679
2024	3,596
2025	1,775
25,423
Less: imputed interest	(2,402)
Total lease liabilities	$23,021

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies
Financial Commitments
As discussed in Note 7 — Equity Method Investment, we are committed to make annual capital contributions in TailFin Labs, LLC of $35.0 million per year through January 2024.
Our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022. As of March 31, 2021, the estimated fair value of our remaining earn-out payments amounted to $4.3 million.
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
Note 18—Significant Retailer and Partner Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2021	2020
Walmart	24%	25%
In addition, approximately 16% of our total operating revenues for the three months ended March 31, 2021 were generated from a single BaaS partner, without a corresponding concentration to our gross profit for the period.
Note 19—Segment Information
Effective beginning with the first quarter of 2021, we have realigned our segment financial reporting based on how our current Chief Operating Decision Maker (“CODM”) manages our businesses, including resource allocation and performance assessment. Our CODM organizes and manages the business primarily on the basis of the channels in which our product and services are offered and uses net revenues and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. As a result of this realignment, our operations are now aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services.
Our Consumer Services segment consists of revenues and expenses derived from deposit account programs, such as consumer checking accounts, prepaid cards, secured credit cards, and gift cards that we offer to consumers (i) through distribution arrangements with more than 90,000 retail locations and thousands of neighborhood Financial Service Center locations (the "Retail" channel), and (ii) directly through various marketing channels, such as online search engine optimization, online displays, direct mail campaigns, mobile advertising, and affiliate referral programs (the "Direct" channel).
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with some of America's most prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS" channel), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer" channel) to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our Simply Paid Disbursements services utilized by our partners.
Our Money Movement Services segment consists of revenues and expenses generated on a per transaction basis from our services that specialize in facilitating the movement of cash on behalf of consumers and businesses, such as money processing services and tax refund processing services. Our money processing services are marketed to third-party banks, program managers, and other companies seeking cash deposit and disbursement capabilities for their customers. Those customers, including our own cardholders, can access our cash deposit and disbursement services at any of the locations within our network of retail distributors and neighborhood Financial Service Centers. We market our tax-related financial services through a network of tax preparation franchises, independent tax professionals and online tax preparation providers.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)
The Corporate and Other segment primarily consists of net interest income earned by our bank, eliminations of intersegment revenues and expenses, unallocated corporate expenses, and other fixed costs that are not considered when our CODM evaluates segment performance, such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent and utilities, and insurance. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
We have restated segment information for the historical periods presented herein to conform to our current presentation. The change in segment presentation does not affect the financial results of our consolidated statements of operations, balance sheets or statements of cash flows as previously presented.
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31,
	2021	2020
Segment Revenue	(In thousands)
Consumer Services	$184,341	$152,922
B2B Services	105,975	73,840
Money Movement Services	90,367	120,052
Corporate and Other	(878)	(273)
Total segment revenues	379,805	346,541
Net revenue adjustment	13,681	15,628
Total operating revenues	$393,486	$362,169
Net revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance.

	Three Months Ended March 31,
	2021	2020
Segment Profit	(In thousands)
Consumer Services	$53,527	$50,385
B2B Services	17,533	19,827
Money Movement Services	48,814	66,719
Corporate and Other	(46,514)	(44,813)
Total segment profit	73,360	92,118

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	13,200	13,697
Stock based compensation and related employer taxes	17,182	11,578
Amortization of acquired intangible assets	6,944	7,279
Other expense	2,049	715
Operating income	33,985	58,849
Interest expense, net	37	241
Other (expense) income, net	(1,086)	192
Income before income taxes	$32,862	$58,800

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
Overview
Green Dot Corporation is a financial technology and registered bank holding company focused on making modern banking and money movement accessible for all. Our goal is to deliver trusted, best-in-class money management and payment solutions to our customers and partners, seamlessly connecting people to their money. Our proprietary technology enables faster, more efficient electronic payments and money management, powering intuitive and seamless ways for people to spend, send, control and save their money. Through our bank, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit and payroll cards, as well as robust money processing services, such as cash deposits and disbursements, and tax refund processing.
Effective beginning with the first quarter of 2021, we have realigned our segment financial reporting based on how our current Chief Operating Decision Maker (“CODM”) manages our businesses, including resource allocation and performance assessment. Our CODM (who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. As a result of this realignment, our operations are now aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income earned by our bank, eliminations of intersegment revenues and expenses, unallocated corporate expenses, and other costs that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Prior periods presented have been recast to align with our revised segment presentation for the three months ended March 31, 2021.
Refer to our 2020 Annual Report on Form 10-K "Part 1, Item 1. Business" for more detailed information about our operations and Note 19—Segment Information in the notes to the accompanying unaudited consolidated financial statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Total operating revenues	$393,486	$362,169	$31,317	8.6%
Total operating expenses	359,501	303,320	56,181	18.5%
Net income	25,735	46,845	(21,110)	(45.1)%
Refer to "Segment Results" for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three months ended March 31, 2021 increased $31.3 million, or 9% over the prior year comparable period, generating revenue growth across our Consumer Services and B2B Services segments, partially offset by lower revenues earned from our Money Movement Services.
Our deposit account programs within our Consumer Services and B2B Services segments continue to benefit from organic growth as the accelerated demand for digital payments continues. We have seen a fundamental shift in consumer behavior towards electronic payments throughout the COVID-19 pandemic that has created a higher demand and usage of our products and services. Additionally, these two segments also benefited from economic stimulus funds and incremental unemployment benefits enacted by the U.S. federal government. In December 2020, an additional $900 billion economic stimulus package was signed into law, providing for additional direct payments and enhanced unemployment benefits, and in March 2021, another $1.9 trillion economic package was authorized under the American Rescue Plan Act of 2021. On a year-over-year basis, our total gross dollar volume, purchase volume and number of active accounts grew year-over-year by 45%, 26% and 11%, respectively, compared to March 31, 2020. The growth in our key metrics resulted in year-over-year increases in BaaS program management service fee revenues earned from platform partners, monthly maintenance fees, ATM fees and interchange revenues across our deposit account programs. These increases were partially offset by a year-over-year decline in Simply Paid disbursement transactions in our B2B segment due to the continued effects of the COVID-19 pandemic on the rideshare industry.
In January 2021, we announced the launch of GO2bank, a new mobile bank offered in our Consumer Services segment that is designed to help the majority of Americans living paycheck to paycheck build a stronger financial foundation. GO2bank is designed to help our customers lower the cost of accessing and managing their money and offers features such as overdraft protection, high-value rewards, high-interest savings, and opportunities to establish, build, and track credit, regardless of credit history. While still in its early stages, we remain encouraged by the growth opportunity GO2bank provides to our financial results in 2021 and beyond.
Our Money Movement Services have declined on a year-over-year basis in part due to a shift in the number of tax refunds processed from the first quarter of 2021 to the second quarter of 2021. While the extension of the tax deadline to the latter half of the second quarter of the year has shifted volumes from the first quarter of 2021, we do not expect it to have a material impact on the total number of tax refunds processed for the full year 2021. In addition, revenues from our tax processing services declined year-over-year as a result of securing a multi-year agreement with one of our largest customers in exchange for lower economics on tax refund transfers and we expect this to continue to impact revenue from refund transfers for the remainder of the year.
We also experienced a decline in cash transfers due in part to our decision not to renew a reload partner agreement in the fourth quarter of 2020. The impact to segment profit is limited due to the lower profitability of this arrangement. The non-renewal of this agreement will impact the number of cash transfers in 2021, but any year-over-year growth or decline in cash transfers in 2021 will be dependent on multiple factors, including the level of growth of deposit account programs in our Consumer Services and B2B Services segments.
Total operating expenses
Our total operating expenses for the three months ended March 31, 2021 increased $56.2 million, or 19% over the prior year comparable period. This increase was the result of several factors, including higher processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs and an increase in sales and marketing expenses in our Consumer Services segment to promote our newly launched GO2bank product during tax season. As such, we expect to incur more marketing expenses in the first half of 2021 than the second half. Each of these segments experienced an increase in third-party call center support, a component of compensation and benefits expenses, to meet the increased demand in our customer service center as a result of the federal relief programs described above, as well as year-over-year growth in dispute transaction losses, a component within other general and administrative expenses, in connection with the growth in purchase volume. Compensation and benefits expenses within Corporate and Other expenses also increased principally due to the timing of bonus compensation.
During 2021, we intend to continue to make growth-oriented investments that we believe will help to accelerate revenue growth and allow margins to expand in 2022 and beyond, including reinvesting any incremental revenue benefit in 2021, such as revenue associated with the March 2021 economic stimulus package, into marketing efforts for our newly launched GO2bank product. In addition to marketing investments, our other growth oriented investments are focused in improving our customer's overall experience and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. As such, we expect to incur higher costs year-over-year associated with third-party call centers, a component of compensation and benefits expenses, in our Consumer Services and B2B Services segments. We also expect to increase salaries and wages expenses, which are also a component of compensation and benefits expenses, to support our customer experience efforts and our implementation of a modernized banking platform. Additionally, we expect our implementation to increase components of other general and administrative expenses, such as software license and hosting costs.
Income taxes
Our income tax expense for the three months ended March 31, 2021 decreased $4.9 million, or 41%, from the prior year comparable period. The decrease in tax expense was driven primarily by the decline in our operating income, offset by a slightly higher effective tax rate year-over-year. Our effective tax rate for the three months ended March 31, 2021 increased over the prior year comparable period primarily due to an increase in our expected pre-tax income and the corresponding rate impact on items such as general business credits and the IRC 162(m) limitation on the deductibility of executive compensation, partially offset by an increase in tax benefits associated with stock-based compensation.
COVID-19 Update
Most of our U.S. personnel continue to operate remotely and in response to our remote workforce strategy, we commenced closure of most our U.S. leased office locations in 2021. However, we will be required to continue making our contractual payments until our operating leases are formally terminated or expire.
While we believe our cardholder programs will continue to benefit from the governmental economic relief packages signed into law, as well as the accelerated adoption of digital payments during the pandemic, we expect our key performance indicators will normalize as the effect of governmental actions lessen.
In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020 that have lowered the yields on our cash and investment balances and therefore, we continue to experience a reduction in the amount of interest income we earn. An extended duration of near zero short-term interest rates will continue to impact the amount of net interest income we earn in the future.
The duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, new variants of the virus, the nature of and duration for which preventative measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt.
See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to the COVID-19 pandemic.

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended March 31,
	2021	2020	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$20,666	$14,294	$6,372	44.6%
Number of Active Accounts*	6.35	5.74	0.61	10.6%
Purchase Volume	$10,445	$8,282	$2,163	26.1%
Cash Transfers	10.32	12.13	(1.81)	(14.9)%
Tax Refunds Processed	7.44	9.70	(2.26)	(23.3)%
* Represents the number of active accounts as of March 31, 2021 and 2020, respectively.
See “Segment Results” for additional information and discussion regarding key metrics performance by segment. The definitions of our key metrics are as follows:
Gross Dollar Volume — represents the total dollar volume of funds loaded to our account products from direct deposit and non-direct deposit sources. A substantial portion of our gross dollar volume is generated from direct deposit sources. We use this metric to analyze the total amount of money moving onto our account programs, and to determine the overall engagement and usage patterns of our account holder base. This metric also serves as a leading indicator of revenue generated through our Consumer Services and B2B Services segments, inclusive of fees charged to account holders and interchange revenues generated through the spending of account balances.
Number of Active Accounts — represents any bank account within our Consumer Services and B2B Services segments that is subject to United States Patriot Act compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This metric includes checking accounts, general purpose reloadable prepaid card accounts, and secured credit card accounts in our portfolio that had at least one purchase, deposit or ATM withdrawal transaction during the applicable quarter. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base.
Beginning with the first quarter of 2021, we have provided certain key metrics at the realigned segment level and have revised our direct deposit active account metric. Following these changes, the direct deposit active accounts metric only consists of accounts in our Consumer Services segment and no longer include direct deposit active accounts in our B2B Services segment. Based on the economic structure of our partnerships within our B2B services segment, we believe that total active accounts is the most relevant key metric for the B2B Services segment. We also narrowed the definition of "direct deposit active account" to include only active accounts that have received one or more payroll or government benefit transaction during the period. Prior period metrics have been restated to conform to our current definition. Our direct deposit active accounts within our Consumer Services segment, on average, have the longest tenure and generate the majority of our gross dollar volume in any period and thus, generate more revenue over their lifetime than other active accounts.
Purchase Volume — represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals and volume generated by certain BaaS programs where the BaaS partner receives interchange and we earn a platform fee. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
Cash Processing Revenues — Cash processing revenues (which we have previously referred to as processing and settlement services revenues) consist of cash transfer revenues, tax refund processing service revenues, Simply Paid disbursement revenues and other tax processing service revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues at the point in time when a customer of a third-party tax preparation company chooses to pay his or her tax preparation fee through the use of our tax refund processing services. We earn Simply Paid disbursement fees from our business partners at the point in time payment disbursements are made.
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

Operating Expenses
We classify our operating expenses into the following four categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the commissions we pay to our retail distributors, brokers and platform partners, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized debit cards to consumers who have activated their cards. We generally establish commission percentages in long-term distribution agreements with our retail distributors and platform partners. Aggregate commissions with our retail distributors are determined by the number of account products and cash transfers sold at their respective retail stores. Commissions with our platform partners and, in certain cases, our retail distributors are determined by the revenue generated from the ongoing use of the associated card programs. We incur advertising and marketing expenses for television, sponsorships, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of accounts activated by consumers.
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
Critical Accounting Estimates
Reference is made to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Three-Month Periods Ended March 31, 2021 and 2020
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended March 31,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$186,012	47.2%	$141,394	39.0%
Cash processing revenues	90,915	23.1	123,066	34.0
Interchange revenues	111,226	28.3	90,866	25.1
Interest income, net	5,333	1.4	6,843	1.9
Total operating revenues	$393,486	100.0%	$362,169	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $186.0 million for the three months ended March 31, 2021, an increase of $44.6 million, or 31.5%, from the comparable prior year period. Our card revenues and other fees increased principally as a result of an increase in gross dollar volume due to federal stimulus programs and growth in our active accounts. The increase in gross dollar volume also resulted in an increase in BaaS program management service fee revenues earned from platform partners and to a lesser extent, an increase in monthly maintenance fee assessments and ATM fees.
Cash Processing Revenues — Cash processing revenues totaled $90.9 million for the three months ended March 31, 2021, a decrease of $32.2 million, or 26%, from the comparable prior year period. The decrease is attributable in part to a shift in the timing of tax refunds processed from the first quarter to the second quarter of 2021, as a result of the extension of tax filing deadlines into the latter part of the second quarter of 2021 and lower economics on tax refund transfers in exchange for securing a multi-year agreement with one of our largest customers. The number of cash transfers processed also decreased year-over-year, in part due to our decision not to renew a reload network agreement with a partner in the fourth quarter of 2020, as well as a decline in the number of Simply Paid disbursement transactions due to the effects of the COVID-19 pandemic on the rideshare industry.
Interchange Revenues — Interchange revenues totaled $111.2 million for the three months ended March 31, 2021, an increase of $20.3 million, or 22%, from the comparable prior year period. The increase was primarily due to an increase in the amount of purchase volume during the three months ended March 31, 2021 compared to the prior year period, which is primarily attributed to the economic stimulus funds and unemployment benefits provided by the federal government, partially offset by a decline in the interchange rate earned as a result of an increase in the average dollar amount purchased per transaction.
Interest Income, net — Net interest income totaled $5.3 million for the three months ended March 31, 2021, a decrease of $1.5 million, or 22%, from the comparable prior year period. The decrease was principally the result of lower yields on our investment securities portfolio and customer funds on deposit as a result of rate decreases by the Federal Reserve in March 2020.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$118,903	30.2%	$116,738	32.2%
Compensation and benefits expenses	74,967	19.1	53,065	14.7
Processing expenses	97,669	24.8	71,095	19.6
Other general and administrative expenses	67,962	17.3	62,422	17.2
Total operating expenses	$359,501	91.4%	$303,320	83.7%

Sales and Marketing Expenses — Sales and marketing expenses totaled $118.9 million for the three months ended March 31, 2021, an increase of $2.2 million, or 2% from the comparable prior year period. This increase was primarily driven by higher marketing and supply chain expenses in connection with the launch of GO2bank in January 2021, partially offset by a decrease in sales commissions due to lower revenues generated from certain products that are subject to revenue-sharing agreements.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $75.0 million for the three months ended March 31, 2021, an increase of $21.9 million or 41% from the comparable prior year period. The increase was primarily due to higher third-party call center support costs to meet increased demand in our customer service center as a result of the federal relief programs described above, higher salaries and wages, principally attributable to the timing of accrued bonus compensation, and an increase in stock-based compensation expense of approximately $5.0 million driven by fluctuations in the expected achievement of certain performance-based awards in the prior year period.
Processing Expenses — Processing expenses totaled $97.7 million for the three months ended March 31, 2021, an increase of $26.6 million or 37% from the comparable prior year period. This increase was principally due to growth in BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $68.0 million for the three months ended March 31, 2021, an increase of $5.6 million or 9%, from the comparable prior year period. This increase was primarily due to a year-over-year growth in dispute transaction losses as a result of the increase in purchase volume, as discussed above, partially offset by lower professional fees and rent expenses as a result of our office closures in the U.S.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.7	(1.1)
General business credits	(2.2)	(6.6)
Employee stock-based compensation	(6.1)	2.1
Nondeductible executive compensation	8.4	4.2
Nondeductible expenses	0.3	0.6
Other	(0.4)	0.1
Effective tax rate	21.7%	20.3%
Our income tax expense totaled $7.1 million, a decrease of $4.9 million or 41% from the prior year comparable period primarily due to a decline in operating income. The increase in the effective tax rate is primarily due to the impact of general business credits and a year-over-year increase of $0.3 million in nondeductible compensation due to IRC 162(m) limitation, partially offset by a year-over-year increase of $3.3 million in excess tax benefits from stock-based compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$184,341	$152,922	$31,419	20.5%
Segment expenses	130,814	102,537	28,277	27.6%
Segment profit	$53,527	$50,385	$3,142	6.2%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$10,156	$7,561	$2,595	34.3%
Active Accounts*	4.07	3.70	0.37	10.0%
Direct Deposit Active Accounts*	0.97	0.89	0.08	9.0%
Purchase Volume	$7,138	$5,555	$1,583	28.5%
* Represents number of active and direct deposit active accounts as of March 31, 2021 and 2020, respectively.
Segment revenues within Consumer Services increased $31.4 million, or 21%, compared to the prior year comparable period, while our segment expenses increased $28.3 million, or 28%.
Our revenue growth was the result of increases in our key metrics, including gross dollar volume, active accounts and purchase volume. Total gross dollar volume on these deposit account programs increased 34% during the three months ended March 31, 2021, from the comparable prior year period, due to organic growth as the accelerated demand for digital payments continues and from customers that have utilized our platform to receive stimulus funds and unemployment benefits enacted by the federal government. The increase in gross dollar volume has resulted in an increase in monthly maintenance fee assessments and ATM fees we earn on these portfolios. Consequently, the number of active accounts also increased by 10% as of March 31, 2021 on a year-over-year basis. Purchase volume increased 28% during the three months ended March 31, 2021, from the comparable prior year period, in line with the increase in gross dollar volume, resulting in an increase in the amount of interchange we earn.
Consumer Services expenses increased principally due to increased staffing of third-party call center support to meet the increased demand in our customer service center as a result of the federal relief programs, marketing expenses to promote our newly launched GO2bank product during tax season, and growth in disputed transaction losses as a result of the year-over-year increase in purchase volume. We expect to incur more marketing expenses in the first half of 2021 than the second half to support GO2bank during the tax season.
B2B Services

	Three Months Ended March 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$105,975	$73,840	$32,135	43.5%
Segment expenses	88,442	54,013	34,429	63.7%
Segment profit	$17,533	$19,827	$(2,294)	(11.6)%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$10,510	$6,733	$3,777	56.1%
Active Accounts*	2.28	2.04	0.24	11.8%
Purchase Volume	$3,307	$2,727	$580	21.3%
* Represents number of active accounts as of March 31, 2021 and 2020, respectively.

Segment revenues within our B2B Services increased $32.1 million, or 43.5%, compared to the prior year comparable period, while our operating expenses increased $34.4 million, or 63.7%.
For similar reasons as our Consumer Services, total gross dollar volume increased 56% during the three months ended March 31, 2021, from the comparable prior year period. Consequently, the number of active accounts also increased by 12% as of March 31, 2021 on a year-over-year basis and purchase volume increased approximately 21%, each contributing to our revenue growth within the segment. These increases drove an increase in our BaaS program management service fee revenues earned from our platform partners and increases in interchange revenue and monthly maintenance fee assessments, partially offset by lower Simply Paid disbursement revenues due to the effects of the COVID-19 pandemic on the rideshare industry.
Despite year-over-year revenue growth, our segment profit decreased $2.3 million, due to increased staffing of third-party call center support to meet the increased demand in our customer service center as a result of the federal relief programs. This segment also experienced margin compression because some of our BaaS partnerships were structured based on a flat profit and therefore, our segment profit for these arrangements has not scaled with revenue growth. BaaS is our newest channel of business and we remain focused on investing behind it and exploring new partnership agreements moving forward.
Money Movement Services

	Three Months Ended March 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$90,367	$120,052	$(29,685)	(24.7)%
Segment expenses	41,553	53,333	(11,780)	(22.1)%
Segment profit	$48,814	$66,719	$(17,905)	(26.8)%

Key Metrics	(In millions, except percentages)
Cash Transfers	10.32	12.13	(1.81)	(14.9)%
Tax Refunds Processed	7.44	9.70	(2.26)	(23.3)%
Segment revenues within our Money Movement services decreased $29.7 million for the three months ended March 31, 2021, or 24.7%, from the comparable prior year period and segment expenses decreased $11.8 million or 22.1%. The decrease in revenues and expenses is attributable in part to a shift in the timing of tax refunds processed from the first quarter to the second quarter of 2021, as a result of the extension of the tax filing deadline to the latter part of the second quarter of 2021. In addition, revenues from our tax processing services declined year-over-year as a result of securing a multi-year agreement with one of our largest customers in exchange for lower economics on tax refund transfers and we expect this to continue to impact revenue from refund transfers for the remainder of 2021.
We also experienced a 15% decline year-over-year in the number of cash transfers processed in part due to our decision not to renew a reload partner agreement in the fourth quarter of 2020. However, the impact to segment profit is limited due to the lower profitability of this arrangement. The non-renewal of this agreement will impact the number of cash transfers in 2021, but any year-over-year growth or decline in cash transfers in 2021 will be dependent on multiple factors, including the level of growth of deposit account programs in our Consumer Services and B2B Services segments.
Corporate and Other

	Three Months Ended March 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and intersegment eliminations	$(878)	$(273)	$(605)	221.6%
Unallocated corporate expenses	45,636	44,540	1,096	2.5%
	$(46,514)	$(44,813)	$(1,701)	3.8%

Revenues within Corporate and Other are comprised of net interest income earned by our bank and inter-segment eliminations. Unallocated corporate expenses include our fixed expenses such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent and utilities, and insurance. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 19— Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Unallocated revenue declined year-over-year as a result of lower yields on our investment securities portfolio and customer funds on deposit as a result of rate decreases by the Federal Reserve in March 2020. Unallocated corporate expenses increased approximately 3% year-over-year as a result of higher salaries and wages, principally due to the timing of accrued bonus compensation, partially offset by lower travel and entertainment costs, professional expenses and rent expense.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Total cash provided by (used in)
Operating activities	$80,672	$104,130
Investing activities	(108,261)	(73,870)
Financing activities	1,247,579	469,893
Increase in unrestricted cash, cash equivalents and restricted cash	$1,219,990	$500,153
For the three months ended March 31, 2021 and 2020, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. From time to time, we may also finance short term working capital activities through our borrowings under our credit facility. As of March 31, 2021, our primary source of liquidity was unrestricted cash and cash equivalents totaling $2.7 billion. We also consider our $996.2 million of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $80.7 million of net cash provided by operating activities during the three months ended March 31, 2021 was the result of $25.7 million of net income, adjusted for certain non-cash operating items of $42.0 million and increases in net changes in our working capital assets and liabilities of $13.0 million. Our $104.1 million of net cash provided by operating activities during the three months ended March 31, 2020 was the result of $46.8 million of net income, adjusted for certain non-cash operating items of $33.6 million and increases in net changes in our working capital assets and liabilities of $23.7 million.
Cash Flows from Investing Activities
Our $108.3 million of net cash used in investing activities during the three months ended March 31, 2021 was primarily due to the acquisition of property and equipment of $10.5 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $55.8 million. Our $73.9 million of net cash used in investing activities during the three months ended March 31, 2020 was primarily due to the purchase of available-for-sale investment securities, net of proceeds from sales and maturities, of $24.7 million, the acquisition of property and equipment of $15.7 million, and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million.

Cash Flows from Financing Activities
Our $1.2 billion of net cash provided from financing activities during the three months ended March 31, 2021 was principally the result of a net increase in customer deposits of $859.9 million and a net increase of $395.5 million in obligations to customers. Total customer deposit balances have increased as compared to December 31, 2020, principally as a result of additional economic stimulus funds and other government benefits received by our cardholders. Our $469.9 million of net cash provided from financing activities during the three months ended March 31, 2020 was principally the result of a net increase in customer deposits of $442.0 million and net borrowings on our revolving credit facility of $65.0 million, offset by a net decrease of $34.7 million in obligations to customers.
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
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At March 31, 2021, we were in compliance with all such covenants.
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
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
As of March 31, 2021 and December 31, 2020, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2021 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$560,179	15.7%	4.0%	n/a
Common equity Tier 1 capital	$560,179	63.6%	4.5%	n/a
Tier 1 capital	$560,179	63.6%	6.0%	6.0%
Total risk-based capital	$564,529	64.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$278,725	9.0%	4.0%	5.0%
Common equity Tier 1 capital	$278,725	55.3%	4.5%	6.5%
Tier 1 capital	$278,725	55.3%	6.0%	8.0%
Total risk-based capital	$280,592	55.7%	8.0%	10.0%

	December 31, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$515,134	17.5%	4.0%	n/a
Common equity Tier 1 capital	$515,134	57.8%	4.5%	n/a
Tier 1 capital	$515,134	57.8%	6.0%	6.0%
Total risk-based capital	$518,358	58.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$253,895	10.1%	4.0%	5.0%
Common equity Tier 1 capital	$253,895	46.1%	4.5%	6.5%
Tier 1 capital	$253,895	46.1%	6.0%	8.0%
Total risk-based capital	$254,855	46.3%	8.0%	10.0%

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
As of March 31, 2021, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our revolving facility is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of March 31, 2021, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. As a result of the COVID-19 pandemic, we have shifted to a fully remote workforce strategy for our employees in the U.S. and we have commenced closure of most of our leased office locations in the U.S., which has resulted in us recording impairment charges and could result in a less effective workforce. In addition, many of the third-party call centers we rely on to provide customer support were closed during portions of the first half of 2020 due to the pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher transaction losses compared to prior periods. While such staffing issues have been resolved, it is possible that we may continue to experience similar issues in the future due to the pandemic. The business and operations of our retail distributors and our BaaS and other partners have likewise been disrupted, with many experiencing reduced foot traffic or usage of their services.
The duration and magnitude of the effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus and new variants of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, the type of stimulus measures and other policy responses that the U.S. government may further adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors. In 2020, the conditions caused by the COVID-19 pandemic adversely affected our customers’ spending levels and ability or willingness to purchase our products and services through our retail distributors, lowered the volume of transactions of certain programs and delayed the launching of new products and services, although governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) helped mitigate the effects of COVID-19 on our business in 2020, and in December 2020 and March 2021, two economic stimulus packages totaling $2.8 trillion were signed into law, providing for additional direct payments and enhanced unemployment benefits through September 2021.
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
Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for more information regarding the potential impact of the COVID-19 pandemic on our business.

RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from Walmart or any of our largest retail distributors would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 24.0% for the three months ended March 31, 2021. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our base of tax preparation partners is concentrated and the performance of our Money Movement Services segment depends in part on our ability to retain existing partners.
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our tax refund processing services business, a component of our Money Movement Services segment, results of operations and financial condition would be harmed. Substantially all the revenues we generate from our tax refund processing services business have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from most of our current tax preparation partners and our tax preparation partners may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be assured that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
Our future success depends upon the active and effective promotion of our products and services by retail distributors and tax preparation partners.
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. In addition, the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products and services for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on the willingness of our retail distributors and tax preparation partners to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services, and they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by the operational decisions by our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several types for tax refund processing services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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
The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries and may compete with others in the market who may in the future provide offerings similar to ours, particularly vendors who provide program management and other services though a platform similar to our banking platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that may compete with ours. We expect that this competition will continue as banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and/or successfully compete with those of our competitors, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.
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

We are also experiencing increased competition as a result of new entrants offering free or low-cost alternatives to our products and services. In recent years, “challenger” banks have gained market share through the marketing of their largely free bank account offerings. To the extent these new entrants continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In response to such challenger banks, we recently launched GO2bank, a new mobile bank account aimed at serving the low-and moderate-income market with tools that help address common financial challenges and opportunities to improve long-term financial health. If GO2bank is not successful or our competitive position deteriorates further, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.
We may not keep pace with the rapid technological developments in our industry and the larger electronic payments industry.
The electronic payments industry is subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We rely in part on third parties for the development of, and access to, new technologies. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to transition to new services and technologies that we develop may be inhibited by a lack of industry-wide standards, by resistance from our retail distributors, BaaS partners, third-party processors or consumers to these changes, or by the intellectual property rights of third parties. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.
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
Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account. Our remaining overdraft exposure arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted timeframe,but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the transaction amount even if the cardholder has made additional purchases in the intervening period and funds are no longer available on the card at the time the transaction is posted.
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
Most of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2021, we had assets subject to settlement risk of $416.8 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions, such as the current recession due to the COVID-19 pandemic, could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. According to the National Bureau of Economic Research the United States has been in an economic recession since June 2020. A prolonged recession may result in us experiencing a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
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
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves the movement of large sums of money, the processing of large numbers of transactions and the management of the data necessary to do both. Our success in our account programs, including our BaaS programs, as well as our money movement services, depends upon the efficient and error-free handling of the money that is collected, remitted or deposited in connection with the provision of our products and services. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, other business partners and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could materially and adversely impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of our operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
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
Any damage to, or failure of, or delay in our processes or systems generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities and cloud providers), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service, causing customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures could reduce the attractiveness of our products and services, including our banking platform, and result in contract terminations, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could be damaging to our reputation and may adversely impact use of our products and services, including our banking platform, and adversely affect our ability to attract new customers and business partners. Additionally, some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and potentially to terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur. In addition, our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur.
A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.
We and our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information, including personal information, in connection with the sale and use of our products and services. Our encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers, including state sponsored hackers. Our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors and the merchants that accept our cards also may experience similar security breaches involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
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
Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on reasonable terms, or that any insurer will not deny coverage as to any future claim. The assertion of large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
Further, we have in the past and may in the future experience operational issues with the third-party call centers that we rely on to provide customer support. For example, many of our U.S. and international third-party call centers were closed during portions of the first half of 2020 due to the COVID-19 pandemic, which resulted in delayed responses to customers and a higher usage of automated services. While such issues have largely been resolved, these conditions contributed to transaction losses as compared to prior periods. Any prolonged closure or disruption in the services provided by such call centers could have an adverse effect on our business.
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
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank fails to comply with its applicable capital and leverage commitments, the Federal Reserve Board may limit our ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, as a bank holding company and a financial holding company, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and financial holding companies. For example, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Any such restriction might limit our ability to pursue future business opportunities which we might otherwise consider, but which might fall outside the scope of permissible activities. U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution's activities, including in connection with examinations, which take place on a continual basis. In some instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions, including those in examination reports. In addition, as part of the regular examination process, our and Green Dot Bank's regulators may advise us or our subsidiaries to operate under various restrictions as a prudential matter. Such restrictions may include not being able to engage in certain categories of new activities or acquire shares or control of other companies. We would not expect these restrictions to materially restrict us from engaging in activities that are currently contemplated by our business plan.
The failure by Green Dot Bank to maintain its status as a "well-capitalized" institution could have a serious adverse effect on its ability to conduct key portions of its current deposit-taking activity.
A vast majority of Green Dot Bank’s deposits are currently classified as brokered. If Green Dot Bank ceases to be categorized as “well capitalized” under banking regulations, it could be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely affect the financial condition and operations of Green Dot Bank and the Company and could effectively restrict the ability of Green Dot Bank to operate its business lines as presently conducted. In December 2020, the FDIC issued a final rule relating to the brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose.” The final rule became effective on April 1, 2021, with full compliance with the brokered deposit part of the regulation extended to January 1, 2022. The extended compliance date is intended to provide sufficient time for financial institutions to put in place systems to implement the new regulatory regime and to allow the FDIC to develop internal processes and systems to ensure a consistent and robust review process. We cannot predict how the FDIC will implement the new rule and whether it will result in a change in the way our deposits are classified.
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
From time to time, federal and state legislators and regulatory authorities, including state attorney generals, increase their focus on the banking, consumer financial services and tax preparation industries and may propose and adopt new legislation or guidance that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable. Further, with the new incoming administration and accompanying changes in leadership at federal agencies such as the Consumer Financial Protection Bureau, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2021, interchange revenues represented 28% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.

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
The Green Dot, GO2bank, MoneyPak, TPG and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result. We also rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 13 issued patents and 5 patent applications pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third parties.
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
The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may have an adverse effect on our business.
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced that it will stop publishing certain LIBOR rates after December 31, 2021 and all of these widely used reference rates will no longer be available after June 30, 2023. Consequently, we may need to renegotiate our debt arrangements that extend beyond 2021, such as our credit agreement, which provides for our revolving facility, that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. Although Secured Overnight Financing Rate appears to be the preferred replacement rate for U.S. Dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S. Any such alternative reference rate may increase the interest expense associated with our existing or future indebtedness. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, the overall financial markets may be disrupted as a result of the phase out or replacement of LIBOR. Disruption in the financial markets could have an adverse effect on our financial position, results of operations, cash flows, and liquidity.
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
•the timing of commencement, renegotiation or termination of relationships with significant retail distributors and BaaS partners;
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

•the impact of the new incoming U.S. presidential administration on, among other things, the regulation of financial institutions and corporate tax rates; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $484.3 million as of March 31, 2021. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 7, 2021	By:	/s/ Jess Unruh
		Name:	Jess Unruh
		Title:	Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)