Form 10-Q
period 2021-06-30
GREEN DOT CORP
filed 2021-08-06
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 54,644,063 shares of Class A common stock outstanding, par value $.001 per share as of July 31, 2021.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,891,100	$1,491,842
Restricted cash	4,206	4,859
Settlement assets	384,200	782,262
Accounts receivable, net	58,299	67,755
Prepaid expenses and other assets	61,795	66,705
Income tax receivable	611	—
Total current assets	2,400,211	2,413,423
Investment securities available-for-sale, at fair value	1,090,513	970,969
Loans to bank customers, net of allowance for loan losses of $6,693 and $757 as of June 30, 2021 and December 31, 2020, respectively	27,355	21,011
Prepaid expenses and other assets	124,563	40,481
Property, equipment, and internal-use software, net	130,821	133,400
Operating lease right-of-use assets	12,024	13,134
Deferred expenses	8,688	18,332
Net deferred tax assets	17,499	12,739
Goodwill and intangible assets	476,890	491,778
Total assets	$4,288,564	$4,115,267
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,032	$34,823
Deposits	2,864,782	2,735,116
Obligations to customers	129,641	95,375
Settlement obligations	11,252	17,759
Amounts due to card issuing banks for overdrawn accounts	498	235
Other accrued liabilities	120,427	145,359
Operating lease liabilities	7,329	8,175
Deferred revenue	16,254	28,584
Income tax payable	10,795	12,146
Total current liabilities	3,200,010	3,077,572
Other accrued liabilities	2,333	4,275
Operating lease liabilities	11,329	16,396
Net deferred tax liabilities	7,192	7,192
Total liabilities	3,220,864	3,105,435
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2021 and December 31, 2020; 54,640 and 54,034 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	55	54
Additional paid-in capital	375,551	354,460
Retained earnings	702,558	651,890
Accumulated other comprehensive (loss) income	(10,464)	3,428
Total stockholders’ equity	1,067,700	1,009,832
Total liabilities and stockholders’ equity	$4,288,564	$4,115,267
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$197,937	$152,681	$383,949	$294,075
Cash processing revenues	66,825	65,450	157,740	188,516
Interchange revenues	101,115	95,970	212,341	186,836
Interest income, net	3,496	2,139	8,829	8,982
Total operating revenues	369,373	316,240	762,859	678,409
Operating expenses:
Sales and marketing expenses	96,507	106,811	215,410	223,549
Compensation and benefits expenses	59,984	58,867	134,951	111,932
Processing expenses	94,316	71,371	191,985	142,466
Other general and administrative expenses	86,763	73,801	154,725	136,223
Total operating expenses	337,570	310,850	697,071	614,170
Operating income	31,803	5,390	65,788	64,239
Interest expense, net	38	443	75	684
Other income, net	1,633	2,154	547	2,346
Income before income taxes	33,398	7,101	66,260	65,901
Income tax expense	8,465	3,807	15,592	15,762
Net income	$24,933	$3,294	$50,668	$50,139

Basic earnings per common share:	$0.46	$0.06	$0.93	$0.95
Diluted earnings per common share:	$0.45	$0.06	$0.91	$0.93
Basic weighted-average common shares issued and outstanding:	54,005	52,275	53,829	52,084
Diluted weighted-average common shares issued and outstanding:	55,061	53,164	55,059	52,913
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$24,933	$3,294	$50,668	$50,139
Other comprehensive income (loss)
Unrealized holding gain (loss), net of tax	8,652	(4,006)	(13,892)	151
Comprehensive income (loss)	$33,585	$(712)	$36,776	$50,290
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2021	54,389	$54	$364,926	$677,625	$(19,116)	$1,023,489
Common stock issued under stock plans, net of withholdings and related tax effects	251	1	2,259	—	—	2,260
Stock-based compensation	—	—	8,366	—	—	8,366
Net income	—	—	—	24,933	—	24,933
Other comprehensive income	—	—	—	—	8,652	8,652
Balance at June 30, 2021	54,640	$55	$375,551	$702,558	$(10,464)	$1,067,700

	Three Months Ended June 30, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2020	52,854	$53	$306,151	$675,604	$6,197	$988,005
Common stock issued under stock plans, net of withholdings and related tax effects	443	—	3,330	—	—	3,330
Stock-based compensation	—	—	13,602	—	—	13,602
Net income	—	—	—	3,294	—	3,294
Other comprehensive loss	—	—	—	—	(4,006)	(4,006)
Balance at June 30, 2020	53,297	$53	$323,083	$678,898	$2,191	$1,004,225
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	606	1	(4,512)	—	—	(4,511)
Stock-based compensation	—	—	25,603	—	—	25,603
Net income	—	—	—	50,668	—	50,668
Other comprehensive loss	—	—	—	—	(13,892)	(13,892)
Balance at June 30, 2021	54,640	$55	$375,551	$702,558	$(10,464)	$1,067,700

	Six Months Ended June 30, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	515	—	1,873	—	—	1,873
Stock-based compensation	—	—	24,987	—	—	24,987
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	50,139	—	50,139
Other comprehensive income	—	—	—	—	151	151
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at June 30, 2020	53,297	$53	$323,083	$678,898	$2,191	$1,004,225
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Operating activities
Net income	$50,668	$50,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	27,181	28,175
Amortization of intangible assets	13,887	14,231
Provision for uncollectible overdrawn accounts from purchase transactions	10,213	4,398
Provision for loan losses	10,143	254
Stock-based compensation	25,603	24,987
(Earnings) losses in equity method investments	(578)	2,716
Realized gain on sale of available-for-sale investment securities	—	(5,062)
Amortization of premium on available-for-sale investment securities	1,588	432
Amortization of deferred financing costs	84	84
Impairment of long-lived assets	—	1,088
Changes in operating assets and liabilities:
Accounts receivable, net	(757)	8,583
Prepaid expenses and other assets	6,330	9,285
Deferred expenses	9,644	9,981
Accounts payable and other accrued liabilities	(15,505)	13,665
Deferred revenue	(12,542)	(15,096)
Income tax receivable/payable	(1,958)	15,407
Other, net	(4,545)	(1,751)
Net cash provided by operating activities	119,456	161,516

Investing activities
Purchases of available-for-sale investment securities	(217,652)	(208,502)
Proceeds from maturities of available-for-sale securities	72,666	61,717
Proceeds from sales and calls of available-for-sale securities	5,198	187,668
Payments for acquisition of property and equipment	(23,826)	(31,395)
Net changes in loans	(16,487)	1,612
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Purchase of bank-owned life insurance policies	(50,000)	—
Other	(599)	(832)
Net cash used in investing activities	(265,700)	(24,732)

Financing activities
Borrowings on revolving line of credit	—	100,000
Repayments on revolving line of credit	—	(135,000)
Proceeds from exercise of options and ESPP purchases	5,230	4,858
Taxes paid related to net share settlement of equity awards	(9,741)	(2,985)
Net changes in deposits	125,539	826,203
Net changes in settlement assets and obligations to customers	425,821	(56,603)
Contingent consideration payments	(2,000)	(2,000)
Net cash provided by financing activities	544,849	734,473

Net increase in unrestricted cash, cash equivalents and restricted cash	398,605	871,257
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,496,701	1,066,154
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,895,306	$1,937,411

Cash paid for interest	$274	$759
Cash paid for income taxes	$17,289	$34

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,891,100	$1,931,467
Restricted cash	4,206	5,944
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,895,306	$1,937,411
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2021, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2021 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and effects of the COVID-19 pandemic, as well as other factors.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"), which provides optional expedients and exceptions to GAAP requirements for modifications of debt instruments, leases, derivatives and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance permits entities to treat such modifications as the continuation of the original contract, without any required accounting reassessments or remeasurements. The amendments in ASU 2020-04 were effective upon issuance and may be elected over time through December 31, 2022, as reference rate reform activities occur. Upon adoption, the guidance must be applied prospectively for all eligible contract modifications. We do not expect any material impact on our consolidated financial statements as our existing revolving line of credit is based on variable rates available that we elect at the time of borrowing. See Note 9 — Debt, to these consolidated financial statements for additional information.
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
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended June 30, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$113,924	$43,016	$64,715	$221,655
Transferred over time	62,506	80,412	1,304	144,222
Operating revenues (1)	$176,430	$123,428	$66,019	$365,877

	Three Months Ended June 30, 2020
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$99,429	$43,517	$63,834	$206,780
Transferred over time	56,763	48,725	1,833	107,321
Operating revenues (1)	$156,192	$92,242	$65,667	$314,101

	Six Months Ended June 30, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$226,576	$91,875	$153,835	$472,286
Transferred over time	128,532	150,661	2,551	281,744
Operating revenues (1)	$355,108	$242,536	$156,386	$754,030

	Six Months Ended June 30, 2020
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$188,730	$90,574	$182,934	$462,238
Transferred over time	113,707	90,697	2,785	207,189
Operating revenues (1)	$302,437	$181,271	$185,719	$669,427

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of intersegment revenues.

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
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $9.1 million and $8.9 million in revenue for the three months ended June 30, 2021 and 2020, respectively, and $26.6 million and $25.9 million for the six months ended June 30, 2021 and 2020, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2021
Corporate bonds	$10,000	$7	$—	$10,007
Agency bond securities	230,840	—	(6,260)	224,580
Agency mortgage-backed securities	826,446	1,339	(10,014)	817,771
Municipal bonds	29,770	310	(42)	30,038
Asset-backed securities	7,985	135	(3)	8,117
Total investment securities	$1,105,041	$1,791	$(16,319)	$1,090,513

December 31, 2020
Corporate bonds	$10,000	$110	$—	$10,110
Agency bond securities	235,839	31	(1,713)	234,157
Agency mortgage-backed securities	686,108	5,258	(337)	691,029
Municipal bonds	29,977	524	—	30,501
Asset-backed securities	4,917	255	—	5,172
Total investment securities	$966,841	$6,178	$(2,050)	$970,969

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of June 30, 2021 and December 31, 2020, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2021
Agency bond securities	$224,579	$(6,260)	$—	$—	$224,579	$(6,260)
Agency mortgage-backed securities	720,761	(10,014)	—	—	720,761	(10,014)
Municipal bonds	13,638	(42)	—	—	13,638	(42)
Asset-backed securities	3,043	(3)	—	—	3,043	(3)
Total investment securities	$962,021	$(16,319)	$—	$—	$962,021	$(16,319)

December 31, 2020
Agency bond securities	$189,127	$(1,713)	$—	$—	$189,127	$(1,713)
Agency mortgage-backed securities	162,579	(337)	—	—	162,579	(337)
Total investment securities	$351,706	$(2,050)	$—	$—	$351,706	$(2,050)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government. Our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three and six months ended June 30, 2021 or 2020 on our available-for-sale investment securities. Unrealized losses as of June 30, 2021 are the result of recent fluctuations in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. We do not intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
As of June 30, 2021, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$10,000	$10,007
Due after five years through ten years	190,840	185,766
Due after ten years	69,770	68,852
Mortgage and asset-backed securities	834,431	825,888
Total investment securities	$1,105,041	$1,090,513
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Trade receivables	$23,966	$25,279
Reserve for uncollectible trade receivables	(315)	(315)
Net trade receivables	23,651	24,964

Overdrawn cardholder balances from purchase transactions	8,216	3,229
Reserve for uncollectible overdrawn accounts from purchase transactions	(5,512)	(1,653)
Net overdrawn cardholder balances from purchase transactions	2,704	1,576
Overdrawn cardholder balances from maintenance fees	3,637	3,165
Total net overdrawn account balances due from cardholders	6,341	4,741

Receivables due from card issuing banks	5,278	4,377
Fee advances, net	2,098	21,424
Other receivables	20,931	12,249
Accounts receivable, net	$58,299	$67,755
Our net overdrawn account balances due from cardholders are a result of purchase transactions that we may honor or maintenance fee assessments, in each case, in excess of the funds in the cardholder’s account. While we decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, the application of card association rules, and the timing of the settlement of transactions, among other things, can result in overdrawn accounts. Overdrawn cardholder balances from maintenance fee assessments are presented net of the consideration we expect to receive and are recorded as contra-revenue within card revenues and other fees.
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$2,280	$3,680	$1,653	$3,398
Provision for uncollectible overdrawn accounts from purchase transactions	7,219	3,082	10,213	4,398
Charge-offs	(3,987)	(1,692)	(6,354)	(2,726)
Balance, end of period	$5,512	$5,070	$5,512	$5,070

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2021
Residential	$—	$—	$—	$—	$3,108	$3,108
Commercial	—	—	—	—	4,114	4,114
Installment	—	—	—	—	377	377
Consumer	3,902	88	—	3,990	8,540	12,530
Secured credit card	480	240	383	1,103	12,816	13,919
Total loans	$4,382	$328	$383	$5,093	$28,955	$34,048

Percentage of outstanding	12.9%	1.0%	1.1%	15.0%	85.0%	100.0%

December 31, 2020
Residential	$—	$—	$—	$—	$3,008	$3,008
Commercial	—	—	—	—	3,435	3,435
Installment	—	—	—	—	497	497
Secured credit card	864	699	1,363	2,926	11,902	14,828
Total loans	$864	$699	$1,363	$2,926	$18,842	$21,768

Percentage of outstanding	4.0%	3.2%	6.3%	13.4%	86.6%	100.0%
Beginning in 2021, we introduced an optional overdraft protection program service on certain demand deposit account programs that allows cardholders who opt-in to spend a pre-determined amount in excess of their available card balance. When overdrawn, these deposit accounts are reclassified as consumer loans. Overdrawn balances are unsecured and considered immediately due from the cardholder.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the criteria for classification as nonperforming.

	June 30, 2021	December 31, 2020
	(In thousands)
Residential	$219	$240
Installment	129	137
Secured credit card	383	1,363
Total loans	$731	$1,740
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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers (continued)

	June 30, 2021		December 31, 2020
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,889	$219	$2,768	$240
Commercial	4,114	—	3,435	—
Installment	248	129	360	137
Consumer	12,530	—	—	—
Secured credit card	13,536	383	13,465	1,363
Total loans	$33,317	$731	$20,028	$1,740
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. As of June 30, 2021, none of our TDR modifications have been made in response to the COVID-19 pandemic.
The following table presents our impaired loans and loans that we modified as TDRs as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$219	$164	$240	$180
Installment	129	96	137	103
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$1,531	$1,057	$757	$1,166
Provision for loans	8,733	62	10,143	254
Loans charged off	(3,645)	(634)	(4,352)	(1,121)
Recoveries of loans previously charged off	74	85	145	271
Balance, end of period	$6,693	$570	$6,693	$570
Activity within our allowance for credit losses has increased during the comparable periods principally due to the introduction of our optional overdraft protection program services on certain demand deposit accounts.
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
As of June 30, 2021, our net investment in TailFin Labs amounted to approximately $61.5 million and is included in the long term portion of prepaid expenses and other assets on our consolidated balance sheet. We recorded equity in losses from TailFin Labs of approximately $0.7 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively, which are recorded as a component of other income and expense on our consolidated statement of operations. Total equity in losses also includes income and losses from other investments that are not material to these consolidated financial statements.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Non-interest bearing deposit accounts	$2,835,881	$2,704,050
Interest-bearing deposit accounts
Checking accounts	5,282	5,060
Savings	7,348	8,505
GPR deposits	11,235	12,955
Time deposits, denominations greater than or equal to $100	4,211	3,767
Time deposits, denominations less than $100	825	779
Total interest-bearing deposit accounts	28,901	31,066
Total deposits	$2,864,782	$2,735,116
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2021
(In thousands)
Due in 2021	$623
Due in 2022	1,750
Due in 2023	1,166
Due in 2024	562
Due in 2025	504
Thereafter	431
Total time deposits	$5,036
Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of June 30, 2021, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.

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
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2021, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We did not incur any cash interest expense related to our debt during the three and six months ended June 30, 2021. Cash interest expense was $0.4 million for the three months ended June 30, 2020 and $0.6 million for the six months ended June 30, 2020.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2021 and 2020 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.1	(0.6)
General business credits	(1.9)	(6.6)
Employee stock-based compensation	(2.9)	1.8
IRC 162(m) limitation	6.4	8.1
Nondeductible expenses	0.1	0.7
Other	(0.3)	(0.5)
Effective tax rate	23.5%	23.9%
The effective tax rate for the six months ended June 30, 2021 and 2020 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of executive compensation. The overall decrease in the effective tax rate for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily due to a decrease of $1.1 million on the IRC 162(m) limitation on the deductibility of executive compensation and an increase of $3.1 million in excess tax benefits from stock-based compensation. We recognized an excess tax benefit on stock-based compensation of $1.9 million for the six months ended June 30, 2021, compared to a $1.2 million discrete tax expense on shortfalls from stock based compensation for the prior year comparable period.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the six months ended June 30, 2021, the provision for GILTI tax expense was not material to our financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2021 and 2020, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets. During the six months ended June 30, 2020, we released our valuation allowance against our capital loss carryforwards, as we recognized capital gains on the sale of certain investment securities during that period sufficient to offset our capital loss carryforward amount.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2020. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of June 30, 2021. We do not expect the outcome of this examination will have any material impact on our consolidated financial statements.
As of June 30, 2021, we have federal net operating loss carryforwards of approximately $19.2 million and state net operating loss carryforwards of approximately $68.8 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2026 and 2034. Of our total state net operating loss carryforwards, approximately $46.6 million will expire between 2023 and 2040, while the remaining balance of approximately $22.2 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $19.4 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of June 30, 2021 and December 31, 2020, we had a liability of $11.0 million and $9.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Beginning balance	$9,518	$8,398
Increases related to positions taken during prior years	—	235
Increases related to positions taken during the current year	1,470	1,200
Ending balance	$10,988	$9,833

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$10,801	$9,660
As of June 30, 2021 and 2020, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.6 million and $0.7 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. As of June 30, 2021, we have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022. Walmart is entitled to voting rights and participate in any dividends paid from the issuance date on the unvested balance, and therefore, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of June 30, 2021, there were 487,502 unvested shares outstanding. The estimated grant-date fair value of the restricted shares is recorded as a component of stock-based compensation expense over the related period we expect to benefit under the term of our relationship with Walmart.

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
The total stock-based compensation expense recognized was $8.4 million and $13.6 million for the three months ended June 30, 2021 and 2020, respectively, and $25.6 million and $25.0 million for the six months ended June 30, 2021 and 2020, respectively.
Restricted Stock Units
Restricted stock units subject to service only conditions for the six months ended June 30, 2021 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2020	1,222	$36.24
Restricted stock units granted	697	48.24
Restricted stock units vested	(376)	35.19
Restricted stock units canceled	(157)	39.30
Outstanding at June 30, 2021	1,386	$42.21
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the six months ended June 30, 2021 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2020	946	$35.62
Performance restricted stock units granted (at target)	401	46.93
Performance restricted stock units vested	(241)	37.48
Performance restricted stock units canceled	(62)	48.42
Adjustment for completed performance periods	110	33.41
Outstanding at June 30, 2021	1,154	$37.76
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
Stock Options
Total stock option activity for the six months ended June 30, 2021 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2020	1,634	$32.04
Options exercised	(64)	28.23
Options canceled	(362)	50.80
Outstanding at June 30, 2021	1,208	$26.60
Exercisable at June 30, 2021	624	$29.19

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$24,933	$3,294	$50,668	$50,139
Amount attributable to unvested Walmart restricted shares	(235)	(52)	(517)	(828)
Net income allocated to Class A common stockholders	$24,698	$3,242	$50,151	$49,311
Denominator:
Weighted-average Class A shares issued and outstanding	54,005	52,275	53,829	52,084
Basic earnings per Class A common share	$0.46	$0.06	$0.93	$0.95

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$24,698	$3,242	$50,151	$49,311
Re-allocated earnings	4	1	11	13
Diluted net income allocated to Class A common stockholders	$24,702	$3,243	$50,162	$49,324
Denominator:
Weighted-average Class A shares issued and outstanding	54,005	52,275	53,829	52,084
Dilutive potential common shares:
Stock options	446	58	477	57
Service-based restricted stock units	362	567	453	469
Performance-based restricted stock units	242	258	293	299
Employee stock purchase plan	6	6	7	4
Diluted weighted-average Class A shares issued and outstanding	55,061	53,164	55,059	52,913
Diluted earnings per Class A common share	$0.45	$0.06	$0.91	$0.93
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Class A common stock
Options to purchase Class A common stock	139	795	139	772
Service-based restricted stock units	562	268	320	295
Performance-based restricted stock units	829	453	742	286
Unvested Walmart restricted shares	515	840	555	875
Total	2,045	2,356	1,756	2,228

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
As of June 30, 2021 and December 31, 2020, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2021	(In thousands)
Assets
Corporate bonds	$—	$10,007	$—	$10,007
Agency bond securities	—	224,580	—	224,580
Agency mortgage-backed securities	—	817,771	—	817,771
Municipal bonds	—	30,038	—	30,038
Asset-backed securities	—	8,117	—	8,117
Total assets	$—	$1,090,513	$—	$1,090,513

Liabilities
Contingent consideration	$—	$—	$3,300	$3,300

December 31, 2020
Assets
Corporate bonds	$—	$10,110	$—	$10,110
Agency bond securities	—	234,157	—	234,157
Agency mortgage-backed securities	—	691,029	—	691,029
Municipal bonds	—	30,501	—	30,501
Asset-backed securities	—	5,172	—	5,172
Total assets	$—	$970,969	$—	$970,969

Liabilities
Contingent consideration	$—	$—	$5,300	$5,300
We based the fair value of our fixed income securities held as of June 30, 2021 and December 31, 2020 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2021 or 2020.
The following table presents changes in our contingent consideration payable for the three and six months ended June 30, 2021 and 2020, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$4,300	$8,300	$5,300	$9,300
Payments of contingent consideration	(1,000)	(1,000)	(2,000)	(2,000)
Balance, end of period	$3,300	$7,300	$3,300	$7,300

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2021 and December 31, 2020 are presented in the table below.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$27,355	$27,132	$21,011	$20,421

Financial Liabilities
Deposits	$2,864,782	$2,864,221	$2,735,116	$2,735,072

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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
Our total lease expense amounted to approximately $0.6 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

June 30, 2021

Cash paid for operating lease liabilities (in thousands)	$5,893
Weighted average remaining lease term (years)	3.1
Weighted average discount rate	4.8%
Maturities of our operating lease liabilities as of June 30, 2021 is as follows:

Operating Leases
(In thousands)
Remainder of 2021	$4,212
2022	7,833
2023	3,740
2024	3,658
2025	1,012
20,455
Less: imputed interest	(1,797)
Total lease liabilities	$18,658
Note 17—Commitments and Contingencies
Financial Commitments
In May 2021, we announced that we entered into a definitive agreement to purchase the assets and operations of Tax Refund Solutions (“TRS”), a business segment of Republic Bank & Trust Company ("Republic Bank"), subject to customary closing conditions. Pursuant to the terms of the definitive agreement, we have agreed to pay Republic Bank approximately $165 million in cash for the TRS assets. We are seeking the Federal Reserve’s approval of or non-objection, as applicable, to the proposed transaction. The parties are working to complete the proposed transaction in the third quarter of 2021.
As discussed in Note 7 — Equity Method Investment, we are committed to make annual capital contributions in TailFin Labs, LLC of $35.0 million per year through January 2024.
Our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022. As of June 30, 2021, the estimated fair value of our remaining earn-out payments amounted to $3.3 million, and is recorded in the current portion of other accrued liabilities on our consolidated balance sheets.

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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Walmart	23%	29%	24%	27%
In addition, approximately 20% and 18% of our total operating revenues for the three and six months ended June 30, 2021, respectively, were generated from a single BaaS partner, without a corresponding concentration to our gross profit for the period.
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
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Revenue	(In thousands)
Consumer Services	$182,093	$162,639	$366,434	$315,561
B2B Services	112,589	76,619	218,564	150,459
Money Movement Services	66,019	65,667	156,386	185,719
Corporate and Other	(2,763)	(4,906)	(3,641)	(5,179)
Total segment revenues	357,938	300,019	737,743	646,560
Net revenue adjustment	11,435	16,221	25,116	31,849
Total operating revenues	$369,373	$316,240	$762,859	$678,409
Net revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Profit	(In thousands)
Consumer Services	$55,790	$58,412	$109,317	$108,797
B2B Services	18,174	16,327	35,707	36,154
Money Movement Services	38,192	27,842	87,006	94,561
Corporate and Other	(49,232)	(57,331)	(95,746)	(102,144)
Total segment profit	62,924	45,250	136,284	137,368

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	13,981	14,479	27,181	28,176
Stock based compensation and related employer taxes	8,444	13,758	25,626	25,336
Amortization of acquired intangible assets	6,943	6,952	13,887	14,231
Impairment charges	—	1,088	—	1,088
Other expense	1,753	3,583	3,802	4,298
Operating income	31,803	5,390	65,788	64,239
Interest expense, net	38	443	75	684
Other income, net	1,633	2,154	547	2,346
Income before income taxes	$33,398	$7,101	$66,260	$65,901

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of the continuing coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our response to it, and those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Refer to our 2020 Annual Report on Form 10-K "Part 1, Item 1. Business" for more detailed information about our operations and Note 19—Segment Information in the notes to the accompanying unaudited consolidated financial statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Total operating revenues	$369,373	$316,240	$53,133	16.8%	$762,859	$678,409	$84,450	12.4%
Total operating expenses	337,570	310,850	26,720	8.6%	697,071	614,170	82,901	13.5%
Net income	24,933	3,294	21,639	656.9%	50,668	50,139	529	1.1%
Refer to "Segment Results" for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2021 increased $53.1 million, or 17%, and $84.5 million, or 12%, respectively, over the prior year comparable periods, generating revenue growth across our Consumer Services and B2B Services segments, partially offset by lower revenues earned from our Money Movement Services through the first half of the year.
Our deposit account programs within our Consumer Services and B2B Services segments continue to benefit from organic growth as the demand for digital payments continues. We have seen a fundamental shift in consumer behavior towards electronic payments throughout the COVID-19 pandemic that has created a higher demand and usage of our products and services. Additionally, these two segments have benefited from economic stimulus funds and incremental unemployment benefits enacted by the U.S. federal government. In December 2020, an additional $900 billion economic stimulus package was signed into law, providing for additional direct payments and enhanced unemployment benefits. In March 2021, another $1.9 trillion economic package was authorized under the American Rescue Plan Act of 2021, which provides for additional direct payments and enhanced unemployment benefits through September 2021. As a result of organic growth and the benefit of U.S. government actions, our total gross dollar volume and purchase volume grew by 15% and 5%, respectively, for the three months ended June 30, 2021, and 29% and 15%, respectively, for the six months ended June 30, 2021 over the prior year comparable periods. The growth in these key metrics resulted in year-over-year increases in BaaS program management service fee revenues earned from platform partners, monthly maintenance fees, and interchange revenues across our deposit account programs. Our Consumer Services segment has also benefited from fees associated with the introduction of our optional overdraft protection program services made available to cardholders across our portfolios, including our Go2bank product launched earlier this year, and favorable decreases in the amount of cash back rewards on our legacy card programs due to changes in consumer behavioral trends and the estimated redemption amounts.
Total Money Movement Services revenues for the three months ended June 30, 2021 remained consistent with the prior year comparable period. Within our Money Movement Services, our tax processing revenues have increased on a year-over-year basis for the three months ended June 30, 2021 primarily due to timing shifts in the number of tax refunds processed for the comparable periods. Tax refunds processed for the 2021 tax season shifted from the first quarter of 2021 to the second quarter of 2021 as a result of the extension of the tax filing deadlines to the latter half of the second quarter of the year, while a number of tax refunds processed during the prior year 2020 tax season shifted into the third quarter of 2020 also due to extended filing deadlines. The revenue impact from the shift in refund transfer volumes to the second quarter of 2021 was partially offset by lower unit economics earned from refund transfers with one of our largest customers, which was agreed upon in exchange for securing a multi-year arrangement. The net increase in our tax processing revenues during the second quarter of 2021 was offset by a decline in the number of cash transfers processed, in part due to our decision not to renew a reload partner agreement in the fourth quarter of 2020. The non-renewal of this agreement will continue to impact the number of cash transfers and, to a lesser extent, profitability within the segment for the remainder of the year, but any year-over-year growth or decline in cash transfers in 2021 will be dependent on multiple factors, including the level of growth of deposit account programs in our Consumer Services and B2B Services segments.
Money Movement Services revenues decreased year-over-year for the six months ended June 30, 2021 as a result of the lower unit economics earned from refund transfers with one of our largest customers and a decline in the number of cash transfers processed, as discussed above.
Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2021 increased $26.7 million, or 9%, and $82.9 million, or 13%, respectively, over the prior year comparable periods. This increase was the result of several factors, including higher processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs and an increase in sales and marketing expenses in our Consumer Services segment to promote our recently launched GO2bank product during tax season. As such, we have incurred more marketing expenses in the first half of 2021 than we expect to incur in the second half. Both of these segments experienced an increase in third-party call center support, a component of compensation and benefits expenses, to meet the increased demand in our customer service center as a result of the federal relief programs described above. In addition, both of these segments experienced year-over-year growth in transaction losses, a component within other general and administrative expenses, in connection with the growth in purchase volume and the introduction of our overdraft protection services. Compensation and benefits expenses within Corporate and Other expenses also increased principally due to the timing of bonus compensation.
During 2021, we intend to continue to make investments that we believe will help to accelerate revenue growth and allow margins to expand in 2022 and beyond, including reinvesting any incremental revenue benefit in 2021, such as revenue associated with the March 2021 economic stimulus package, into marketing efforts for our newly launched GO2bank product. In addition to marketing investments, our other growth oriented investments are focused on improving our customer's overall experience and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. As such, we expect to continue incurring higher costs year-over-year associated with third-party call centers, a component of compensation and benefits expenses, in our Consumer Services and B2B Services segments. We also expect our salaries and wages expenses to increase, which are also a component of compensation and benefits expenses, as we expect to expand our headcount in order to support our customer experience efforts and our implementation of a modernized banking platform. Additionally, we expect our implementation to increase components of other general and administrative expenses, such as software license and hosting costs.
Income taxes
Our income tax expense for the six months ended June 30, 2021 decreased $0.2 million, or 1%, on a year-over-year basis. Our effective tax rate for the six months ended June 30, 2021 was 23.5%, compared to 23.9% for the prior year period. The effective rates differ from our statutory rate due to the impact of items such as the IRC 162(m) limitation on the deductibility of executive compensation, state income taxes, general business credits, and the tax effects associated with stock-based compensation.
COVID-19 Update
Most of our U.S. personnel continue to operate remotely and in response to our remote workforce strategy, we are in the process of closing most our U.S. leased office locations. However, we will be required to continue making our contractual payments until our operating leases are formally terminated or expire.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$17,399	$15,107	$2,292	15.2%	$38,065	$29,401	$8,664	29.5%
Number of Active Accounts*	6.03	6.25	(0.22)	(3.5)%	n/a	n/a	n/a	n/a
Purchase Volume	$8,870	$8,477	$393	4.6%	$19,315	$16,759	$2,556	15.3%
Cash Transfers	10.19	12.48	(2.29)	(18.3)%	20.51	24.61	(4.1)	(16.7)%
Tax Refunds Processed	4.15	1.90	2.25	118.4%	11.59	11.60	(0.01)	(0.1)%
* Represents the number of active accounts as of June 30, 2021 and 2020, respectively.
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
Key components of our results of operations
Operating Revenues
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on GPR cards, checking accounts and certain cash transfer products, such as MoneyPak, pursuant to the terms and conditions in our customer agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees, if applicable, when a consumer purchases a GPR card, gift card, or a checking account product. Other revenues consist primarily of revenue associated with our gift card program, annual fees associated with our secured credit card portfolio, transaction-based fees, fees associated with optional products or services, such as our overdraft protection program, and cash-back rewards we offer to cardholders. Our cash-back rewards are recorded as a reduction to card revenues and other fees. Also included in card revenues and other fees are program management fees earned from our BaaS partners for programs we manage on their behalf.
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

Comparison of Three-Month Periods Ended June 30, 2021 and 2020
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended June 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$197,937	53.6%	$152,681	48.3%
Cash processing revenues	66,825	18.1	65,450	20.7
Interchange revenues	101,115	27.4	95,970	30.3
Interest income, net	3,496	0.9	2,139	0.7
Total operating revenues	$369,373	100.0%	$316,240	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $197.9 million for the three months ended June 30, 2021, an increase of $45.2 million, or 29.6%, from the comparable prior year period. Our card revenues and other fees increased in part as a result of an increase in total gross dollar volume of 15%. The increase in total gross dollar volume resulted in an increase in BaaS program management service fee revenues earned from platform partners and to a lesser extent, an increase in monthly maintenance fee assessments. Card revenues and other fees also increased as a result of new optional features recently launched on our card programs, such as our overdraft protection program, as well as a favorable decrease in the estimated accrual of cash back rewards, which we record as a reduction to revenue. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program currently in effect, customer activity and customer redemption rates.
Cash Processing Revenues — Cash processing revenues totaled $66.8 million for the three months ended June 30, 2021, an increase of $1.3 million, or 2%, from the comparable prior year period. The increase is primarily due to timing shifts in the number of tax refunds processed for the comparable periods. Tax refunds processed for the 2021 tax season shifted from the first quarter of 2021 to the second quarter of 2021 as a result of the extension of the tax filing deadlines to the latter half of the second quarter of the year, while a number of tax refunds processed during the prior year 2020 tax season shifted into the third quarter of 2020 also due to extended filing deadlines.The revenue impact from the shift in refund transfer volumes to the second quarter of 2021 was partially offset by lower unit economics earned on tax refund transfers from one of our largest customers as a result of our multi-year agreement. The net increase from our tax processing revenues was offset by a decrease in the number of cash transfers processed year-over-year, in part due to our decision not to renew a reload network agreement with a partner in the fourth quarter of 2020.
Interchange Revenues — Interchange revenues totaled $101.1 million for the three months ended June 30, 2021, an increase of $5.1 million, or 5%, from the comparable prior year period. The increase was primarily due to an increase in the amount of purchase volume during the three months ended June 30, 2021 compared to the prior year period, which is primarily attributed to the economic stimulus funds and unemployment benefits provided by the federal government.
Interest Income, net — Net interest income totaled $3.5 million for the three months ended June 30, 2021, an increase of $1.4 million, or 67%, from the comparable prior year period. The increase in net interest income earned was the result of an increase in the size of our investment securities portfolio and customer funds on deposit, which is also primarily attributed to the economic stimulus funds and unemployment benefits provided by the federal government.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$96,507	26.1%	$106,811	33.8%
Compensation and benefits expenses	59,984	16.2	58,867	18.6
Processing expenses	94,316	25.5	71,371	22.6
Other general and administrative expenses	86,763	23.5	73,801	23.3
Total operating expenses	$337,570	91.3%	$310,850	98.3%
Sales and Marketing Expenses — Sales and marketing expenses totaled $96.5 million for the three months ended June 30, 2021, a decrease of $10.3 million, or 10% from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to revenue-sharing agreements, partially offset by higher marketing and supply chain expenses in connection with the launch of GO2bank in January 2021.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $60.0 million for the three months ended June 30, 2021, an increase of $1.1 million or 2% from the comparable prior year period. The increase was primarily driven by higher third-party call center support costs to meet increased demand in our customer service center as a result of the federal relief programs described above, partially offset by a decrease in stock-based compensation expense of approximately $5.2 million driven primarily by the timing of forfeited awards during the period and lower salaries and wages, principally attributable to reduced employee headcount for the comparable periods.
Processing Expenses — Processing expenses totaled $94.3 million for the three months ended June 30, 2021, an increase of $22.9 million or 32% from the comparable prior year period. This increase was principally due to growth in BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $86.8 million for the three months ended June 30, 2021, an increase of $13.0 million or 18%, from the comparable prior year period. This increase was primarily due to a year-over-year growth in transaction losses as a result of the increase in purchase volume and the introduction of our overdraft protection services, as well as higher software license expenses for the reasons discussed above, partially offset by lower professional fees and rent expenses as a result of our office closures in the U.S.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	3.0
General business credits	(1.7)	(6.6)
Employee stock-based compensation	0.3	(0.5)
IRC 162(m) limitation	4.5	40.2
Nondeductible expenses	(0.2)	1.1
Capital loss valuation allowance release	—	(4.4)
Other	(0.1)	(0.2)
Effective tax rate	25.3%	53.6%
Our income tax expense totaled $8.5 million, an increase of $4.6 million or 122% from the prior year comparable period, primarily due to an increase in operating income. The decrease in the effective tax rate for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is primarily due to an increase in our pre-tax income and the corresponding rate impact on items such as state income taxes, general business credits, employee stock-based compensation, and the IRC 162(m) limitation on the deductibility of executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Six-Month Periods Ended June 30, 2021 and 2020
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Six Months Ended June 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$383,949	50.3%	$294,075	43.3%
Cash processing revenues	157,740	20.7	188,516	27.8
Interchange revenues	212,341	27.8	186,836	27.6
Interest income, net	8,829	1.2	8,982	1.3
Total operating revenues	$762,859	100.0%	$678,409	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $383.9 million for the six months ended June 30, 2021, an increase of $89.8 million, or 31%, from the comparable prior year period. This increase was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2021 and 2020—Operating Revenues—Card Revenues and Other Fees."
Cash Processing Revenues — Cash processing revenues totaled $157.7 million for the six months ended June 30, 2021, a decrease of $30.8 million, or 16%, from the comparable prior year period. This decrease was driven by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2021 and 2020—Operating Revenues—Cash Processing Revenues," as well as a decline in the number of Simply Paid disbursement transactions due to the effects of the COVID-19 pandemic on the rideshare industry.
Interchange Revenues — Interchange revenues totaled $212.3 million for the six months ended June 30, 2021, an increase of $25.5 million, or 14%, from the comparable prior year period. The increase was primarily due to an increase in the amount of purchase volume during the six months ended June 30, 2021 compared to the prior year period, which is primarily attributed to the economic stimulus funds and unemployment benefits provided by the federal government, partially offset by a decline in the interchange rate earned as a result of an increase in the average dollar amount purchased per transaction.
Interest Income, net — Net interest income totaled $8.8 million for the six months ended June 30, 2021, a decrease of $0.2 million, or 2%, from the comparable prior year period. The decrease was principally the result of lower yields on our investment securities portfolio and customer funds on deposit as a result of rate decreases by the Federal Reserve in March 2020, partially offset by an increase in the size of our investment securities portfolio and customer funds on deposit.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$215,410	28.2%	$223,549	33.0%
Compensation and benefits expenses	134,951	17.7	111,932	16.5
Processing expenses	191,985	25.2	142,466	21.0
Other general and administrative expenses	154,725	20.3	136,223	20.1
Total operating expenses	$697,071	91.4%	$614,170	90.6%
Sales and Marketing Expenses — Sales and marketing expenses totaled $215.4 million for the six months ended June 30, 2021, a decrease of $8.1 million, or 4% from the comparable prior year period. This decrease was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2021 and 2020—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $135.0 million for the six months ended June 30, 2021, an increase of $23.1 million or 21% from the comparable prior year period. The increase was primarily due to higher third-party call center support costs to meet increased demand in our customer service center as a result of the federal relief programs described above, and higher salaries and wages, principally attributable to the timing of accrued bonus compensation.
Processing Expenses — Processing expenses totaled $192.0 million for the six months ended June 30, 2021, an increase of $49.5 million or 35% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2021 and 2020-—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $154.7 million for the six months ended June 30, 2021, an increase of $18.5 million or 14%, from the comparable prior year period. This increase was driven primarily by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2021 and 2020—Operating Expenses—Other General and Administrative Expenses."
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Six Months Ended June 30,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.1	(0.6)
General business credits	(1.9)	(6.6)
Employee stock-based compensation	(2.9)	1.8
IRC 162(m) limitation	6.4	8.1
Nondeductible expenses	0.1	0.7
Other	(0.3)	(0.5)
Effective tax rate	23.5%	23.9%
Our income tax expense totaled $15.6 million, a decrease of $0.2 million or 1% from the prior year comparable period resulting primarily due to a decrease of $1.1 million on the IRC 162(m) limitation on the deductibility of executive compensation and an increase of $3.1 million in excess tax benefits from stock-based compensation. We recognized an excess tax benefit on stock-based compensation of $1.9 million for the six months ended June 30, 2021, compared to a $1.2 million discrete tax expense on shortfalls from stock based compensation for the prior year comparable period.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$182,093	$162,639	$19,454	12.0%	$366,434	$315,561	$50,873	16.1%
Segment expenses	126,303	104,227	22,076	21.2%	257,117	206,764	50,353	24.4%
Segment profit	$55,790	$58,412	$(2,622)	(4.5)%	$109,317	$108,797	$520	0.5%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$8,188	$8,683	$(495)	(5.7)%	$18,344	$16,244	$2,100	12.9%
Active Accounts*	3.97	4.10	(0.13)	(3.2)%	n/a	n/a	n/a	n/a
Direct Deposit Active Accounts*	0.92	0.90	0.02	2.2%	n/a	n/a	n/a	n/a
Purchase Volume	$6,455	$6,123	$332	5.4%	$13,593	$11,678	$1,915	16.4%
* Represents number of active and direct deposit active accounts as of June 30, 2021 and 2020, respectively.
Segment revenues within Consumer Services for the three and six months ended June 30, 2021 increased $19.5 million, or 12%, and $50.9 million, or 16%, respectively, compared to the prior year comparable periods, while our segment expenses for the three and six months ended June 30, 2021 increased $22.1 million, or 21%, and $50.4 million, or 24%, respectively.
Our gross dollar volume decreased 6% during the three months ended June 30, 2021, from the comparable prior year period and the total number of active accounts decreased by 3% as of June 30, 2021 year-over-year, largely due to the timing of stimulus funds. In the second quarter of 2020, new and existing users utilized our platform to receive funds from the initial economic stimulus package. Our cardholders benefited from the second and third economic stimulus packages primarily in the first quarter of 2021. As a result of these timing differences, gross dollar volume and the number of active accounts declined year-over-year in the second quarter of 2021. However, we generated revenue growth within this segment from interchange revenue earned on higher purchase volume of 5%, largely attributable to stimulus funds received in the first quarter of 2021 being spent in the second quarter of 2021, and the fees associated with the introduction of our new overdraft protection program, which is an optional service to our cardholders. Consumer Services revenues also benefited from a favorable decrease in the estimated accrual of cash back rewards, which we recorded as a reduction to revenue, attributable to changes in consumer behavioral trends and estimated redemption amounts.
For the six months ended June 30, 2021, our revenue growth year-over-year was the result of increases in our gross dollar volume and purchase volume. Total gross dollar volume on these deposit account programs increased 13% during the six months ended June 30, 2021, from the comparable prior year period due to organic growth as the demand for digital payments continues and from customers that have utilized our platform to receive stimulus funds and unemployment benefits enacted by the federal government this past year. The increase in gross dollar volume has resulted in an increase in monthly maintenance fee assessments and ATM fees we earn on these portfolios. Purchase volume increased by 16% during the six months ended June 30, 2021, from the comparable prior year period, resulting in an increase in the amount of interchange we earn.
Consumer Services expenses increased for the three and six months ended June 30, 2021, from the comparable prior year period principally due to increased staffing of third-party call center support to meet the increased demand in our customer service center as a result of the federal relief programs, marketing expenses to promote our recently launched GO2bank product, and growth in transaction losses as a result of the year-over-year increases in purchase volume and the introduction of our overdraft protection services.

B2B Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$112,589	$76,619	$35,970	46.9%	$218,564	$150,459	$68,105	45.3%
Segment expenses	94,415	60,292	34,123	56.6%	182,857	114,305	68,552	60.0%
Segment profit	$18,174	$16,327	$1,847	11.3%	$35,707	$36,154	$(447)	(1.2)%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$9,211	$6,424	$2,787	43.4%	$19,721	$13,157	$6,564	49.9%
Active Accounts*	2.06	2.15	(0.09)	(4.2)%	n/a	n/a	n/a	n/a
Purchase Volume	$2,415	$2,354	$61	2.6%	$5,722	$5,081	$641	12.6%
* Represents number of active accounts as of June 30, 2021 and 2020, respectively.
Segment revenues within our B2B Services for the three and six months ended June 30, 2021 increased $36.0 million, or 47%, and $68.1 million, or 45%, respectively, compared to the prior year comparable periods, while our segment expenses for the three and six months ended June 30, 2021 increased $34.1 million, or 57%, and $68.6 million, or 60%, respectively.
Our total gross dollar volume increased 43% and 50% during the three and six months ended June 30, 2021, from the comparable prior year periods, despite the number of active accounts decreasing by 4% year-over-year as of June 30, 2021 for the reasons noted in our Consumer Services segment above. Although impacted by the timing of stimulus payments as discussed above, we also continue to experience organic growth in certain BaaS programs as the demand for digital payments continues. Purchase volume also increased approximately 3% and 13% for the three and six months ended June 30, 2021 from the comparable prior year periods.
The increase in gross dollar volume and purchase volume drove an increase in our BaaS program management service fee revenues earned from our platform partners and increases in interchange revenue and monthly maintenance fee assessments, partially offset by lower Simply Paid disbursement revenues due to the effects of the COVID-19 pandemic on the rideshare industry.
Despite year-over-year revenue growth for the three and six months ended June 30, 2021, our segment profit has been impacted by the increased staffing of third-party call center support to meet the increased demand in our customer service center and growth in disputed transaction losses for the same reasons discussed above. This segment also experienced margin compression because some of our BaaS partnerships were structured based on a flat profit and therefore, our segment profit for these arrangements has not scaled with revenue growth. BaaS is our newest channel of business and we remain focused on investing in it and exploring new partnership agreements moving forward.
Money Movement Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$66,019	$65,667	$352	0.5%	$156,386	$185,719	$(29,333)	(15.8)%
Segment expenses	27,827	37,825	(9,998)	(26.4)%	69,380	91,158	(21,778)	(23.9)%
Segment profit	$38,192	$27,842	$10,350	37.2%	$87,006	$94,561	$(7,555)	(8.0)%

Key Metrics	(In millions, except percentages)
Cash Transfers	10.19	12.48	(2.29)	(18.3)%	20.51	24.61	(4.1)	(16.7)%
Tax Refunds Processed	4.15	1.90	2.25	118.4%	11.59	11.60	(0.01)	(0.1)%
Segment revenues within our Money Movement services for the three and six months ended June 30, 2021 increased $0.4 million, or 0.5%, and decreased $29.3 million, or 15.8%, respectively, from the comparable prior year periods, and segment expenses for the three and six months ended June 30, 2021 decreased $10.0 million, or 26.4%, and $21.8 million, or 23.9%, respectively.

Tax processing revenues increased during the three months ended June 30, 2021, primarily due to timing shifts in the number of tax refunds processed for the comparable periods. Tax refunds processed for the 2021 tax season shifted from the first quarter of 2021 to the second quarter of 2021 as a result of the extension of the tax filing deadlines to the latter half of the second quarter of the year, while a number of tax refunds processed during the prior year 2020 tax season shifted into the third quarter of 2020 also due to extended filing deadlines. The revenue impact from the shift in refund transfer volumes to the second quarter of 2021 was partially offset by lower unit economics earned from refund transfers with one of our largest customers, which was agreed upon in exchange for securing a multi-year arrangement. The net increase in our tax processing revenues during the second quarter of 2021 was offset by a decline in the number of cash transfers processed, in part due to our decision not to renew a reload partner agreement in the fourth quarter of 2020. The net increase in our tax processing revenues during the second quarter of 2021 was offset by a decline in the number of cash transfers processed, in part due to our decision not to renew a reload partner agreement in the fourth quarter of 2020. The non-renewal of this agreement will continue to impact the number of cash transfers and, to a lesser extent, profitability within the segment for the remainder of the year, but any year-over-year growth or decline in cash transfers in 2021 will be dependent on multiple factors, including the level of growth of deposit account programs in our Consumer Services and B2B Services segments.
The decrease in revenues and expenses for the six months ended June 30, 2021 from the comparable prior year period is attributable to the same reasons discussed above.
Corporate and Other

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and intersegment eliminations	$(2,763)	$(4,906)	$2,143	(43.7)%	$(3,641)	$(5,179)	$1,538	(29.7)%
Unallocated corporate expenses and intersegment eliminations	46,469	52,425	(5,956)	(11.4)%	92,105	96,965	(4,860)	(5.0)%
	$(49,232)	$(57,331)	$8,099	(14.1)%	$(95,746)	$(102,144)	$6,398	(6.3)%
Revenues within Corporate and Other are comprised of net interest income earned by our bank and inter-segment eliminations. Unallocated corporate expenses include our fixed expenses such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent and utilities, insurance and inter-segment eliminations. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 19— Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Net interest income increased slightly year-over-year for the three months ended June 30, 2021 as a result of an increase in the size of our investment securities portfolio and customer funds on deposit. However, total net interest income in the first half of the year has remained flat to prior year comparable period as a result of lower yields on our investment securities portfolio due to the rate decreases by the Federal Reserve in March 2020.
Unallocated corporate expenses for the three and six months ended June 30, 2021 decreased year-over-year by approximately 11% and 5%, respectively, as a result of lower corporate reserves, professional expenses and rent expense. These decreases were partially offset by higher salaries and wages and related employee benefits, principally due to the timing of accrued bonus compensation, and higher software licenses and telecommunication expenses.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Total cash provided by (used in)
Operating activities	$119,456	$161,516
Investing activities	(265,700)	(24,732)
Financing activities	544,849	734,473
Increase in unrestricted cash, cash equivalents and restricted cash	$398,605	$871,257
For the six months ended June 30, 2021 and 2020, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. From time to time, we may also finance short term working capital activities through our borrowings under our credit facility. As of June 30, 2021, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.9 billion. We also consider our $1.1 billion of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $119.5 million of net cash provided by operating activities during the six months ended June 30, 2021 was the result of $50.7 million of net income, adjusted for certain non-cash operating items of $88.1 million and decreases in net changes in our working capital assets and liabilities of $19.3 million. Our $161.5 million of net cash provided by operating activities during the six months ended June 30, 2020 was the result of $50.1 million of net income, adjusted for certain non-cash operating items of $71.0 million and increases in net changes in our working capital assets and liabilities of $40.3 million.
Cash Flows from Investing Activities
Our $265.7 million of net cash used in investing activities during the six months ended June 30, 2021 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $139.8 million, the purchase of bank-owned life insurance policies of $50.0 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $23.8 million. Our $24.7 million of net cash used in investing activities during the six months ended June 30, 2020 was primarily due to the acquisition of property and equipment of $31.4 million, and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, partially offset by proceeds from the sale and maturities of available-for-sale investment securities, net of purchases, of $40.9 million.
Cash Flows from Financing Activities
Our $0.5 billion of net cash provided from financing activities during the six months ended June 30, 2021 was principally the result of a net increase in customer deposits of $125.5 million and a net increase of $425.8 million in obligations to customers. Total customer deposit balances have increased year-over-year, principally as a result of additional economic stimulus funds and other government benefits received by our cardholders. Our $734.5 million of net cash provided from financing activities during the six months ended June 30, 2020 was principally the result of a net increase in customer deposits of $826.2 million, offset by a net decrease of $56.6 million in obligations to customers and net repayments on our revolving credit facility of $35.0 million.
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
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At June 30, 2021, we were in compliance with all such covenants.
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
We have used cash to acquire businesses and technologies, including most recently, our commitment to purchase Tax Refund Solutions, a business segment of Republic Bank & Trust Company, for approximately $165 million in cash, and we anticipate that we may continue to do so in the future. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.
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
As of June 30, 2021 and December 31, 2020, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2021 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$603,170	14.4%	4.0%	n/a
Common equity Tier 1 capital	$603,170	67.0%	4.5%	n/a
Tier 1 capital	$603,170	67.0%	6.0%	6.0%
Total risk-based capital	$615,625	68.4%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$294,106	7.9%	4.0%	5.0%
Common equity Tier 1 capital	$294,106	51.7%	4.5%	6.5%
Tier 1 capital	$294,106	51.7%	6.0%	8.0%
Total risk-based capital	$300,975	52.9%	8.0%	10.0%

	December 31, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$515,134	17.5%	4.0%	n/a
Common equity Tier 1 capital	$515,134	57.8%	4.5%	n/a
Tier 1 capital	$515,134	57.8%	6.0%	6.0%
Total risk-based capital	$518,358	58.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$253,895	10.1%	4.0%	5.0%
Common equity Tier 1 capital	$253,895	46.1%	4.5%	6.5%
Tier 1 capital	$253,895	46.1%	6.0%	8.0%
Total risk-based capital	$254,855	46.3%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a more meaningful component to our consolidated operating results, we do not consider our cash and cash equivalents or our investment securities to be subject to material interest rate risk due to their short duration. However, the Federal Open Market Committee decreased the federal funds target rate in March 2020 to a range of 0%-0.25%. An extended duration of near zero short-term interest rates could adversely impact the amount of net interest income we earn in the future.
As of June 30, 2021, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our revolving facility is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of June 30, 2021, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. As a result of the COVID-19 pandemic, we have shifted to a fully remote workforce strategy for our employees in the U.S. and we are in the process of closing most of our leased office locations in the U.S., which has resulted in us recording impairment charges and could result in a less effective workforce. In addition, many of the third-party call centers we rely on to provide customer support were closed during portions of the first half of 2020 due to the pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher transaction losses compared to prior periods. While such staffing issues have been resolved, it is possible that we may continue to experience similar issues in the future due to the pandemic. The business and operations of our retail distributors and our BaaS and other partners have likewise been disrupted, with many experiencing reduced foot traffic or usage of their services.
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
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 23.0% and 24.0% for the three and six months ended June 30, 2021, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
Our base of tax preparation partners is concentrated, and the performance of our Money Movement Services segment depends in part on our ability to retain existing partners.
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

We are also experiencing increased competition as a result of new entrants offering free or low-cost alternatives to our products and services. In recent years, “challenger” banks have gained market share through the marketing of their largely free bank account offerings. To the extent these new entrants continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In response to such challenger banks, we launched GO2bank, a new mobile bank account aimed at serving the low-and moderate-income market with tools that help address common financial challenges and opportunities to improve long-term financial health. If GO2bank is not successful or our competitive position deteriorates further, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information. Illegal activities involving our products and services often include malicious social engineering schemes. Further, in connection with the COVID-19 pandemic, there has been and may continue to be a significant amount of transaction fraud with respect to prepaid cards used to deliver stimulus and unemployment benefits, which has negatively impacted many financial services companies.
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
To address the challenges that we face with respect to fraudulent activity, we have implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations for the foreseeable future and that our operating revenues will be negatively impacted as a result. Further, implementing such risk control mechanisms can be costly and has and may continue to negatively impact our operating margins.
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

Maintenance fee assessment overdrafts occur as a result of our charging a cardholder, pursuant to the card’s terms and conditions, the monthly maintenance fee at a time when he or she does not have sufficient funds in his or her account. Our remaining overdraft exposure arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted time frame, but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the transaction amount even if the cardholder has made additional purchases in the intervening period and funds are no longer available on the card at the time the transaction is posted.
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
Most of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2021, we had assets subject to settlement risk of $384.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions, such as the current recession due to the COVID-19 pandemic, could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2021, interchange revenues represented 27% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.

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
On March 5, 2021, the ICE Benchmark Administration, the administrator of the London Interbank Offered Rate, or LIBOR, announced that it will stop publishing certain LIBOR rates after December 31, 2021 and all of these widely used reference rates will no longer be available after June 30, 2023. Consequently, we may need to renegotiate our debt arrangements that extend beyond 2021, such as our credit agreement, which provides for our revolving facility, that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. Any alternative reference rate may increase the interest expense associated with our existing or future indebtedness. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, the overall financial markets may be disrupted as a result of the phase out or replacement of LIBOR. Disruption in the financial markets could have an adverse effect on our financial position, results of operations, cash flows, and liquidity.
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
•economic recessions or uncertainty in financial markets, including those recently caused by the COVID-19 pandemic, and the impact of inflation;
•the impact of the U.S. presidential administration on, among other things, the regulation of financial institutions and corporate tax rates; and

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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $476.9 million as of June 30, 2021. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 5, 2021	By:	/s/ Jess Unruh
		Name:	Jess Unruh
		Title:	Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)