Form 10-Q
period 2021-09-30
GREEN DOT CORP
filed 2021-11-08
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 54,683,320 shares of Class A common stock outstanding, par value $.001 per share as of October 31, 2021.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,804,826	$1,491,842
Restricted cash	4,150	4,859
Settlement assets	452,602	782,262
Accounts receivable, net	74,474	67,755
Prepaid expenses and other assets	62,764	66,705
Income tax receivable	990	—
Total current assets	2,399,806	2,413,423
Investment securities available-for-sale, at fair value	1,188,216	970,969
Loans to bank customers, net of allowance for loan losses of $7,451 and $757 as of September 30, 2021 and December 31, 2020, respectively	28,157	21,011
Prepaid expenses and other assets	131,180	40,481
Property, equipment, and internal-use software, net	132,276	133,400
Operating lease right-of-use assets	11,308	13,134
Deferred expenses	7,379	18,332
Net deferred tax assets	18,683	12,739
Goodwill and intangible assets	474,344	491,778
Total assets	$4,391,349	$4,115,267
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,956	$34,823
Deposits	2,959,386	2,735,116
Obligations to customers	122,522	95,375
Settlement obligations	12,705	17,759
Amounts due to card issuing banks for overdrawn accounts	438	235
Other accrued liabilities	120,455	145,359
Operating lease liabilities	7,516	8,175
Deferred revenue	14,576	28,584
Income tax payable	11,265	12,146
Total current liabilities	3,290,819	3,077,572
Other accrued liabilities	2,190	4,275
Operating lease liabilities	9,209	16,396
Net deferred tax liabilities	7,192	7,192
Total liabilities	3,309,410	3,105,435
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2021 and December 31, 2020; 54,671 and 54,034 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	55	54
Additional paid-in capital	386,465	354,460
Retained earnings	709,893	651,890
Accumulated other comprehensive (loss) income	(14,474)	3,428
Total stockholders’ equity	1,081,939	1,009,832
Total liabilities and stockholders’ equity	$4,391,349	$4,115,267
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$202,482	$146,648	$586,431	$440,723
Cash processing revenues	47,516	57,526	205,256	246,042
Interchange revenues	85,888	84,876	298,229	271,712
Interest income, net	3,613	2,020	12,442	11,002
Total operating revenues	339,499	291,070	1,102,358	969,479
Operating expenses:
Sales and marketing expenses	84,002	96,189	299,412	319,738
Compensation and benefits expenses	65,045	61,077	199,996	173,009
Processing expenses	95,731	74,158	287,716	216,624
Other general and administrative expenses	85,891	62,296	240,616	198,519
Total operating expenses	330,669	293,720	1,027,740	907,890
Operating income (loss)	8,830	(2,650)	74,618	61,589
Interest expense, net	38	39	113	723
Other income (expense), net	849	(1,650)	1,396	696
Income (loss) before income taxes	9,641	(4,339)	75,901	61,562
Income tax expense (benefit)	2,306	(1,347)	17,898	14,415
Net income (loss)	$7,335	$(2,992)	$58,003	$47,147

Basic earnings (loss) per common share:	$0.13	$(0.06)	$1.06	$0.89
Diluted earnings (loss) per common share:	$0.13	$(0.06)	$1.04	$0.87
Basic weighted-average common shares issued and outstanding:	54,221	52,635	53,961	52,269
Diluted weighted-average common shares issued and outstanding:	55,415	52,635	55,180	53,455
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$7,335	$(2,992)	$58,003	$47,147
Other comprehensive income (loss)
Unrealized holding (loss) gain, net of tax	(4,010)	756	(17,902)	907
Comprehensive income (loss)	$3,325	$(2,236)	$40,101	$48,054
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2021	54,640	$55	$375,551	$702,558	$(10,464)	$1,067,700
Common stock issued under stock plans, net of withholdings and related tax effects	31	—	(594)	—	—	(594)
Stock-based compensation	—	—	11,508	—	—	11,508
Net income	—	—	—	7,335	—	7,335
Other comprehensive loss	—	—	—	—	(4,010)	(4,010)
Balance at September 30, 2021	54,671	$55	$386,465	$709,893	$(14,474)	$1,081,939

	Three Months Ended September 30, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2020	53,297	$53	$323,083	$678,898	$2,191	$1,004,225
Common stock issued under stock plans, net of withholdings and related tax effects	162	—	(4,922)	—	—	(4,922)
Stock-based compensation	—	—	11,806	—	—	11,806
Net loss	—	—	—	(2,992)	—	(2,992)
Other comprehensive income	—	—	—	—	756	756
Balance at September 30, 2020	53,459	$53	$329,967	$675,906	$2,947	$1,008,873
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	637	1	(5,106)	—	—	(5,105)
Stock-based compensation	—	—	37,111	—	—	37,111
Net income	—	—	—	58,003	—	58,003
Other comprehensive loss	—	—	—	—	(17,902)	(17,902)
Balance at September 30, 2021	54,671	$55	$386,465	$709,893	$(14,474)	$1,081,939

	Nine Months Ended September 30, 2020
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	677	—	(3,049)	—	—	(3,049)
Stock-based compensation	—	—	36,793	—	—	36,793
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	47,147	—	47,147
Other comprehensive income	—	—	—	—	907	907
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at September 30, 2020	53,459	$53	$329,967	$675,906	$2,947	$1,008,873
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Operating activities
Net income	$58,003	$47,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	42,446	43,014
Amortization of intangible assets	20,831	21,175
Provision for uncollectible overdrawn accounts from purchase transactions	14,201	6,743
Provision for loan losses	18,728	501
Stock-based compensation	37,111	36,793
(Earnings) losses in equity method investments	(1,314)	4,313
Realized gain on sale of available-for-sale investment securities	—	(5,062)
Amortization of premium on available-for-sale investment securities	2,330	618
Amortization of deferred financing costs	127	127
Impairment of long-lived assets	—	1,099
Changes in operating assets and liabilities:
Accounts receivable, net	(20,920)	8,625
Prepaid expenses and other assets	4,595	12,724
Deferred expenses	10,953	10,031
Accounts payable and other accrued liabilities	(17,706)	19,471
Deferred revenue	(14,326)	(15,068)
Income tax receivable/payable	(1,846)	8,842
Other, net	(5,979)	(2,242)
Net cash provided by operating activities	147,234	198,851

Investing activities
Purchases of available-for-sale investment securities	(374,754)	(295,287)
Proceeds from maturities of available-for-sale securities	124,482	80,840
Proceeds from sales and calls of available-for-sale securities	6,823	187,830
Payments for acquisition of property and equipment	(39,644)	(43,898)
Net changes in loans	(25,874)	493
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Purchase of bank-owned life insurance policies	(55,000)	—
Other	(688)	(916)
Net cash used in investing activities	(399,655)	(105,938)

Financing activities
Borrowings on revolving line of credit	—	100,000
Repayments on revolving line of credit	—	(135,000)
Proceeds from exercise of options and ESPP purchases	5,283	5,104
Taxes paid related to net share settlement of equity awards	(10,388)	(8,153)
Net changes in deposits	221,048	1,108,354
Net changes in settlement assets and obligations to customers	351,753	(84,304)
Contingent consideration payments	(3,000)	(3,000)
Net cash provided by financing activities	564,696	983,001

Net increase in unrestricted cash, cash equivalents and restricted cash	312,275	1,075,914
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,496,701	1,066,154
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,808,976	$2,142,068

Cash paid for interest	$1,174	$839
Cash paid for income taxes	$19,394	$5,497

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,804,826	$2,136,375
Restricted cash	4,150	5,693
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,808,976	$2,142,068
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology and registered bank holding company committed to delivering trusted, best-in-class money management and payment solutions to customers and partners, seamlessly connecting people to their money. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all. We offer a broad set of financial services to consumers and businesses including debit, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refunds, cash deposits and disbursements.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2021, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2021 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and effects of the COVID-19 pandemic, as well as other factors.
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
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended September 30, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$102,089	$42,118	$44,636	$188,843
Transferred over time	60,040	86,043	960	147,043
Operating revenues (1)	$162,129	$128,161	$45,596	$335,886

	Three Months Ended September 30, 2020
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$92,138	$35,995	$55,367	$183,500
Transferred over time	52,237	52,144	1,169	105,550
Operating revenues (1)	$144,375	$88,139	$56,536	$289,050

	Nine Months Ended September 30, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$328,665	$133,993	$198,471	$661,129
Transferred over time	188,572	236,704	3,511	428,787
Operating revenues (1)	$517,237	$370,697	$201,982	$1,089,916

	Nine Months Ended September 30, 2020
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$280,868	$126,569	$238,301	$645,738
Transferred over time	165,944	142,841	3,954	312,739
Operating revenues (1)	$446,812	$269,410	$242,255	$958,477

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of intersegment revenues.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)
Revenues recognized at a point in time are comprised of interchange, ATM fees, other similar cardholder transaction-based fees, and substantially all of our cash processing revenues. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS partner program management fees.
As disclosed on our Consolidated Balance Sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $26.6 million and $25.9 million for the nine months ended September 30, 2021 and 2020, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2021
Corporate bonds	$10,000	$—	$(79)	$9,921
Agency bond securities	230,840	—	(6,949)	223,891
Agency mortgage-backed securities	930,997	1,150	(14,094)	918,053
Municipal bonds	28,140	263	(179)	28,224
Asset-backed securities	7,982	147	(2)	8,127
Total investment securities	$1,207,959	$1,560	$(21,303)	$1,188,216

December 31, 2020
Corporate bonds	$10,000	$110	$—	$10,110
Agency bond securities	235,839	31	(1,713)	234,157
Agency mortgage-backed securities	686,108	5,258	(337)	691,029
Municipal bonds	29,977	524	—	30,501
Asset-backed securities	4,917	255	—	5,172
Total investment securities	$966,841	$6,178	$(2,050)	$970,969

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of September 30, 2021 and December 31, 2020, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2021
Corporate bonds	$9,921	$(79)	$—	$—	$9,921	$(79)
Agency bond securities	214,100	(6,740)	9,791	(209)	223,891	(6,949)
Agency mortgage-backed securities	792,093	(14,094)	—	—	792,093	(14,094)
Municipal bonds	12,527	(179)	—	—	12,527	(179)
Asset-backed securities	3,028	(2)	—	—	3,028	(2)
Total investment securities	$1,031,669	$(21,094)	$9,791	$(209)	$1,041,460	$(21,303)

December 31, 2020
Agency bond securities	$189,127	$(1,713)	$—	$—	$189,127	$(1,713)
Agency mortgage-backed securities	162,579	(337)	—	—	162,579	(337)
Total investment securities	$351,706	$(2,050)	$—	$—	$351,706	$(2,050)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government. Our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three and nine months ended September 30, 2021 or 2020 on our available-for-sale investment securities. Unrealized losses as of September 30, 2021 are the result of recent fluctuations in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. We do not intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2021, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$10,000	$9,921
Due after five years through ten years	190,840	185,513
Due after ten years	68,140	66,602
Mortgage and asset-backed securities	938,979	926,180
Total investment securities	$1,207,959	$1,188,216
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Trade receivables	$37,196	$25,279
Reserve for uncollectible trade receivables	(244)	(315)
Net trade receivables	36,952	24,964

Overdrawn cardholder balances from purchase transactions	4,779	3,229
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,892)	(1,653)
Net overdrawn cardholder balances from purchase transactions	1,887	1,576
Overdrawn cardholder balances from maintenance fees	3,131	3,165
Total net overdrawn account balances due from cardholders	5,018	4,741

Receivables due from card issuing banks	4,703	4,377
Fee advances	3,627	21,424
Other receivables	24,174	12,249
Accounts receivable, net	$74,474	$67,755
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
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$5,512	$5,070	$1,653	$3,398
Provision for uncollectible overdrawn accounts from purchase transactions	3,988	2,345	14,201	6,743
Charge-offs	(6,608)	(5,240)	(12,962)	(7,966)
Balance, end of period	$2,892	$2,175	$2,892	$2,175

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2021
Residential	$—	$—	$—	$—	$2,367	$2,367
Commercial	—	—	—	—	3,393	3,393
Installment	—	—	—	—	1,109	1,109
Consumer	3,720	537	—	4,257	8,841	13,098
Secured credit card	448	312	571	1,331	14,310	15,641
Total loans	$4,168	$849	$571	$5,588	$30,020	$35,608

Percentage of outstanding	11.7%	2.4%	1.6%	15.7%	84.3%	100.0%

December 31, 2020
Residential	$—	$—	$—	$—	$3,008	$3,008
Commercial	—	—	—	—	3,435	3,435
Installment	—	—	—	—	497	497
Secured credit card	864	699	1,363	2,926	11,902	14,828
Total loans	$864	$699	$1,363	$2,926	$18,842	$21,768

Percentage of outstanding	4.0%	3.2%	6.3%	13.4%	86.6%	100.0%
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

	September 30, 2021	December 31, 2020
	(In thousands)
Residential	$208	$240
Installment	121	137
Secured credit card	571	1,363
Total loans	$900	$1,740
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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers (continued)

	September 30, 2021		December 31, 2020
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$2,159	$208	$2,768	$240
Commercial	3,393	—	3,435	—
Installment	988	121	360	137
Consumer	13,098	—	—	—
Secured credit card	15,070	571	13,465	1,363
Total loans	$34,708	$900	$20,028	$1,740
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications involve an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. As of September 30, 2021, none of our TDR modifications have been made in response to the COVID-19 pandemic.
The following table presents our impaired loans and loans that we modified as TDRs as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$208	$156	$240	$180
Installment	121	90	137	103
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$6,693	$570	$757	$1,166
Provision for loans	8,585	247	18,728	501
Loans charged off	(7,873)	(282)	(12,198)	(1,403)
Recoveries of loans previously charged off	46	107	164	378
Balance, end of period	$7,451	$642	$7,451	$642
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
As of September 30, 2021, our net investment in TailFin Labs amounted to approximately $61.5 million and is included in the long term portion of prepaid expenses and other assets on our consolidated balance sheet. Equity in earnings and losses from TailFin Labs was an inconsequential amount for the three months ended September 30, 2021. We recorded equity in losses from TailFin Labs of $1.6 million for the three months ended September 30, 2020, and $2.3 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively, which are recorded as a component of other income and expense on our consolidated statement of operations.
Our total equity in earnings and losses also includes other investments held by our bank that are not material to these consolidated financial statements.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Non-interest bearing deposit accounts	$2,930,104	$2,704,050
Interest-bearing deposit accounts
Checking accounts	5,748	5,060
Savings	7,457	8,505
GPR deposits	10,776	12,955
Time deposits, denominations greater than or equal to $100	4,480	3,767
Time deposits, denominations less than $100	821	779
Total interest-bearing deposit accounts	29,282	31,066
Total deposits	$2,959,386	$2,735,116
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2021
(In thousands)
Due in 2021	$348
Due in 2022	2,013
Due in 2023	1,187
Due in 2024	564
Due in 2025	511
Thereafter	678
Total time deposits	$5,301
Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of September 30, 2021, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.

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
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At September 30, 2021, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We did not incur any cash interest expense related to our debt during the three and nine months ended September 30, 2021, or during the three months ended September 30, 2020. Cash interest expense amounted to $0.6 million for the nine months ended September 30, 2020.
Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2021 and 2020 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.8	1.3
General business credits	(1.9)	(2.6)
Employee stock-based compensation	(2.5)	(0.7)
IRC 162(m) limitation	6.4	4.5
Nondeductible expenses	0.1	0.4
Other	(0.3)	(0.5)
Effective tax rate	23.6%	23.4%
The effective tax rate for the nine months ended September 30, 2021 and 2020 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of executive compensation. The overall increase in the effective tax rate for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily due to an increase of $2.0 million on the IRC 162(m) limitation on the deductibility of executive compensation, partially offset by an increase of $1.5 million in excess tax benefits from stock-based compensation. We recognized an excess tax benefit on stock-based compensation of $1.9 million for the nine months ended September 30, 2021, compared to a $0.5 million excess tax benefit for the prior year comparable period.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the nine months ended September 30, 2021, the provision for GILTI tax expense was not material to our financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2021 and 2020, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets. During the second quarter of 2020, we released our valuation allowance against our capital loss carryforwards, as we recognized capital gains on the sale of certain investment securities during that period sufficient to offset our capital loss carryforward amount.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2020. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of September 30, 2021. We do not expect the outcome of this examination will have any material impact on our consolidated financial statements.
As of September 30, 2021, we have federal net operating loss carryforwards of approximately $19.2 million and state net operating loss carryforwards of approximately $68.8 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2026 and 2034. Of our total state net operating loss carryforwards, approximately $46.6 million will expire between 2023 and 2040, while the remaining balance of approximately $22.2 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $19.4 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of September 30, 2021 and December 31, 2020, we had a liability of $11.0 million and $9.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Beginning balance	$9,518	$8,398
Increases related to positions taken during prior years	—	235
Increases related to positions taken during the current year	1,470	1,200
Ending balance	$10,988	$9,833

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$10,798	$9,657
As of September 30, 2021 and 2020, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.7 million and $0.8 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program by an additional $150 million. As of September 30, 2021, we have an authorized $50 million remaining under our current stock repurchase program for any additional repurchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022. Walmart is entitled to voting rights and participate in any dividends paid from the issuance date on the unvested balance, and therefore, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of September 30, 2021, there were 406,253 unvested shares outstanding. The estimated grant-date fair value of the restricted shares is recorded as a component of stock-based compensation expense over the related period we expect to benefit under the term of our relationship with Walmart.

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
The total stock-based compensation expense recognized was $11.5 million and $11.8 million for the three months ended September 30, 2021 and 2020, respectively, and $37.1 million and $36.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the nine months ended September 30, 2021:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2020	1,222	$36.24
Restricted stock units granted	951	48.74
Restricted stock units vested	(429)	37.50
Restricted stock units canceled	(205)	39.83
Outstanding at September 30, 2021	1,539	$43.14
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2020	946	$35.62
Performance restricted stock units granted (at target)	401	46.93
Performance restricted stock units vested	(241)	37.63
Performance restricted stock units canceled	(65)	51.14
Adjustment for completed performance periods	113	34.04
Outstanding at September 30, 2021	1,154	$38.74
We grant performance-based restricted stock units to certain employees that are subject to the attainment of pre-established internal performance conditions, market conditions, or a combination thereof (collectively referred to herein as performance-based restricted stock units). The actual number of shares subject to the award is determined at the end of the performance period and may range from 0% to 200% of the target shares granted depending upon the terms of the award. These awards generally contain an additional service component after each performance period is concluded and the unvested balance of the shares after the performance metrics are achieved will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the applicable vesting periods.
Stock Options
Total stock option activity for the nine months ended September 30, 2021 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2020	1,634	$32.04
Options exercised	(66)	27.85
Options canceled	(363)	50.80
Outstanding at September 30, 2021	1,205	$26.62
Exercisable at September 30, 2021	705	$28.60

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings (Loss) per Common Share
The calculation of basic and diluted earnings (loss) per share (EPS) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Basic earnings (loss) per Class A common share
Numerator:
Net income (loss)	$7,335	$(2,992)	$58,003	$47,147
Amount attributable to unvested Walmart restricted shares	(58)	43	(547)	(742)
Net income (loss) allocated to Class A common stockholders	$7,277	$(2,949)	$57,456	$46,405
Denominator:
Weighted-average Class A shares issued and outstanding	54,221	52,635	53,961	52,269
Basic earnings (loss) per Class A common share	$0.13	$(0.06)	$1.06	$0.89

Diluted earnings (loss) per Class A common share
Numerator:
Net income (loss) allocated to Class A common stockholders	$7,277	$(2,949)	$57,456	$46,405
Re-allocated earnings	1	—	12	16
Diluted net income (loss) allocated to Class A common stockholders	$7,278	$(2,949)	$57,468	$46,421
Denominator:
Weighted-average Class A shares issued and outstanding	54,221	52,635	53,961	52,269
Dilutive potential common shares:
Stock options	506	—	483	208
Service-based restricted stock units	417	—	440	658
Performance-based restricted stock units	252	—	277	298
Employee stock purchase plan	19	—	19	22
Diluted weighted-average Class A shares issued and outstanding	55,415	52,635	55,180	53,455
Diluted earnings (loss) per Class A common share	$0.13	$(0.06)	$1.04	$0.87
The restricted shares issued to Walmart contain non-forfeitable rights to dividends and are considered participating securities for purposes of computing EPS pursuant to the two-class method. The computation above excludes income attributable to the unvested restricted shares from the numerator and excludes the dilutive impact of those underlying shares from the denominator. The number of weighted average shares issued and outstanding in periods of net loss are the same for basic and diluted EPS, as the effects of including potentially dilutive common shares is anti-dilutive.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Class A common stock
Options to purchase Class A common stock	139	2,192	139	488
Service-based restricted stock units	108	1,353	204	175
Performance-based restricted stock units	829	705	771	292
Unvested Walmart restricted shares	434	759	514	836
Total	1,510	5,009	1,628	1,791

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
As of September 30, 2021 and December 31, 2020, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2021	(In thousands)
Assets
Corporate bonds	$—	$9,921	$—	$9,921
Agency bond securities	—	223,891	—	223,891
Agency mortgage-backed securities	—	918,053	—	918,053
Municipal bonds	—	28,224	—	28,224
Asset-backed securities	—	8,127	—	8,127
Total assets	$—	$1,188,216	$—	$1,188,216

Liabilities
Contingent consideration	$—	$—	$2,300	$2,300

December 31, 2020
Assets
Corporate bonds	$—	$10,110	$—	$10,110
Agency bond securities	—	234,157	—	234,157
Agency mortgage-backed securities	—	691,029	—	691,029
Municipal bonds	—	30,501	—	30,501
Asset-backed securities	—	5,172	—	5,172
Total assets	$—	$970,969	$—	$970,969

Liabilities
Contingent consideration	$—	$—	$5,300	$5,300
We based the fair value of our fixed income securities held as of September 30, 2021 and December 31, 2020 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2021 or 2020.
The following table presents changes in our contingent consideration payable for the three and nine months ended September 30, 2021 and 2020, which is categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$3,300	$7,300	$5,300	$9,300
Payments of contingent consideration	(1,000)	(1,000)	(3,000)	(3,000)
Balance, end of period	$2,300	$6,300	$2,300	$6,300

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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2021 and December 31, 2020 are presented in the table below.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$28,157	$27,130	$21,011	$20,421

Financial Liabilities
Deposits	$2,959,386	$2,959,325	$2,735,116	$2,735,072

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms between approximately 1 year to 4 years, some of which include renewal options.
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
Our total lease expense amounted to approximately $1.0 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $6.9 million for the nine months ended September 30, 2021 and 2020, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

September 30, 2021

Cash paid for operating lease liabilities (in thousands)	$7,987
Weighted average remaining lease term (years)	3.0
Weighted average discount rate	4.8%
Maturities of our operating lease liabilities as of September 30, 2021 is as follows:

Operating Leases
(In thousands)
Remainder of 2021	$2,114
2022	7,819
2023	3,726
2024	3,644
2025	1,008
18,311
Less: imputed interest	(1,586)
Total lease liabilities	$16,725
Note 17—Commitments and Contingencies
Financial Commitments
As discussed in Note 7 — Equity Method Investment, we are committed to make annual capital contributions in TailFin Labs, LLC of $35.0 million per year through January 2024.
Our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022. As of September 30, 2021, the estimated fair value of our remaining earn-out payments amounted to $2.3 million, and is recorded in the current portion of other accrued liabilities on our consolidated balance sheets.

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
Refer to Note 20 — Subsequent Event for additional information regarding litigation and claims.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Significant Retailer and Partner Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors, but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Walmart	23%	27%	23%	27%
In addition, approximately 23% and 19% of our total operating revenues for the three and nine months ended September 30, 2021, respectively, were generated from a single BaaS partner, without a corresponding concentration to our gross profit for the period.
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
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Revenue	(In thousands)
Consumer Services	$167,455	$150,554	$533,889	$466,115
B2B Services	118,171	77,064	336,735	227,523
Money Movement Services	45,596	56,536	201,982	242,255
Corporate and Other	(2,298)	(4,710)	(5,939)	(9,889)
Total segment revenues	328,924	279,444	1,066,667	926,004
Net revenue adjustment	10,575	11,626	35,691	43,475
Total operating revenues	$339,499	$291,070	$1,102,358	$969,479
Net revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Profit	(In thousands)
Consumer Services	$60,084	$51,494	$169,401	$160,291
B2B Services	18,501	16,372	54,208	52,526
Money Movement Services	18,718	17,974	105,724	112,535
Corporate and Other	(51,057)	(52,151)	(146,803)	(154,295)
Total segment profit	46,246	33,689	182,530	171,057

Reconciliation to income (loss) before income taxes
Depreciation and amortization of property, equipment and internal-use software	15,265	14,839	42,446	43,014
Stock based compensation and related employer taxes	11,579	12,018	37,205	37,354
Amortization of acquired intangible assets	6,944	6,944	20,831	21,175
Impairment charges	—	31	—	1,099
Other expense	3,628	2,507	7,430	6,826
Operating income (loss)	8,830	(2,650)	74,618	61,589
Interest expense, net	38	39	113	723
Other income (expense), net	849	(1,650)	1,396	696
Income (loss) before income taxes	$9,641	$(4,339)	$75,901	$61,562

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Subsequent Event
In May 2021, we announced that we entered into a definitive agreement to purchase the assets and operations of Tax Refund Solutions (“TRS”), a business segment of Republic Bank & Trust Company ("Republic Bank"), subject to customary closing conditions. Pursuant to the terms of the definitive agreement, we agreed to pay Republic Bank approximately $165 million in cash for the TRS assets. On October 4, 2021, we announced we had been unable to obtain the Federal Reserve’s approval of or non-objection to the transaction, and therefore, the transaction would not be consummated. The agreement provides for a termination fee payable by us of $5 million, which we recorded in the fourth quarter of 2021.
On October 5, 2021, Republic Bank filed a claim against us in the Court of Chancery of the State of Delaware. The lawsuit claims that we have breached the contract in which we agreed, subject to certain conditions, to purchase the TRS business. The lawsuit seeks, among other forms of relief, an order of specific performance requiring that we close the transaction or, in the alternative, monetary damages. We are defending the action. Given the uncertainty of litigation and the preliminary stage of this claim, we are currently unable to estimate the probability of the outcome of this action or the range of reasonably possible loss, if any.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of the continuing coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our and the government's response to it, and those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries.
Overview
Green Dot Corporation is a financial technology and registered bank holding company committed to delivering trusted, best-in-class money management and payment solutions to customers and partners, seamlessly connecting people to their money. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all. We offer a broad set of financial services to consumers and businesses including debit, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refunds, cash deposits and disbursements.
Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Refer to our 2020 Annual Report on Form 10-K "Part 1, Item 1. Business" for more detailed information about our operations and Note 19—Segment Information in the notes to the accompanying unaudited consolidated financial statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Total operating revenues	$339,499	$291,070	$48,429	16.6%	$1,102,358	$969,479	$132,879	13.7%
Total operating expenses	330,669	293,720	36,949	12.6%	1,027,740	907,890	119,850	13.2%
Net income (loss)	7,335	(2,992)	10,327	*	58,003	47,147	10,856	23.0%
•(*) % change not meaningful
Refer to "Segment Results" for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2021 increased $48.4 million, or 17%, and $132.9 million, or 14%, respectively, over the prior year comparable periods, generating revenue growth across our Consumer Services and B2B Services segments, partially offset by lower revenues earned from our Money Movement Services.
Our deposit account programs within our Consumer Services and B2B Services segments continue to benefit from organic growth as the demand for digital payments continues. We have seen a fundamental shift in consumer behavior towards electronic payments throughout the COVID-19 pandemic that has created a higher demand and usage of our products and services. Additionally, these two segments have benefited from economic stimulus funds and incremental unemployment benefits enacted by the U.S. federal government. In December 2020, an additional $900 billion economic stimulus package was signed into law, providing for additional direct payments and enhanced unemployment benefits. In March 2021, another $1.9 trillion economic package was authorized under the American Rescue Plan Act of 2021, which provided for additional direct payments, expanded child tax credits and enhanced unemployment benefits that extended through September 2021.
As a result of these consumer trends and economic factors, our consolidated gross dollar volume and purchase volume grew by 24% and 9%, respectively, for the nine months ended September 30, 2021. During the three months ended September 30, 2021, our consolidated gross dollar volume grew by 13%. This increase was driven by organic growth from new and existing partners in our B2B Services segment, resulting in an increase in BaaS program management service fee revenues earned from platform partners and interchange revenues. In our Consumer Services segment, gross dollar volume, the number of active accounts and direct deposit accounts declined year-over-year for three months ended September 30, 2021 by 18%, 15%, and 9%, respectively, as a result of the timing of when prior year tax refund payments were received by cardholders in this segment due to the extended tax filing deadlines into July 2020, and a reduction in enhanced federal unemployment benefits, as the weekly benefit to cardholders was reduced by half in 2021 compared with the prior year period and discontinued in early September 2021. To a lesser extent, these metrics were also impacted in the current quarter by enhanced fraud monitoring controls we have implemented to to protect our customers. While we anticipate this trend to be temporary, further erosion in our active accounts may impact our financial results. Despite these year-over-year declines in our Consumer Services segment, revenue growth in the segment benefited from customer adoption of new features, such as the introduction of our optional overdraft protection program services made available to cardholders across our portfolios, including our GO2bank product launched earlier this year, and favorable decreases in the amount of cash back rewards on our legacy card programs due to changes in consumer behavioral trends and the estimated redemption amounts.
While many of our cardholders have benefited from federal relief programs, much of the enhanced pandemic related unemployment benefits provided by the federal government ended in September 2021, and it remains unclear whether such benefits will be extended further into 2022. The impact of further governmental actions and whether or not these benefits are reinstituted may also impact our future results. We expect our key performance indicators will continue to normalize as the effect of governmental actions continues to lessen.
Total Money Movement Services segment revenues for the three and nine months ended September 30, 2021 decreased by 19% and 17%, respectively, with the prior year comparable periods. The decrease in our Money Movement Services was primarily attributable to the number of cash transfers processed, which decreased by 22% and 18% for the three and nine months ended September 30, 2021, respectively, from the prior year comparable periods. The decrease in volume of cash transfers is in part due to our decision not to renew a reload partner agreement in the fourth quarter of 2020. The non-renewal of this agreement will continue to impact the number of cash transfers for the remainder of the year and, to a lesser extent, profitability within the segment, but any year-over-year growth or decline in cash transfers in 2021 will be dependent on multiple factors, including the level of growth of deposit account programs in our Consumer Services and B2B Services segments.
Our tax processing revenues have also decreased year-over-year for the nine months ended September 30, 2021 as a result of a decrease in the number of tax refunds processed of 3% for the comparable periods. Tax processing revenues were also impacted by lower unit economics earned from refund transfers with one of our largest customers, which was agreed upon in exchange for securing a multi-year arrangement. The decrease in number of tax refunds processed for the three months ended September 30, 2021 compared to the prior year period was the result of extended tax filing deadlines in 2020, which resulted in a portion of refund volumes shifting from the second quarter to the third quarter of 2020. The 2021 tax season did not have a similar shift.

Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2021 increased $36.9 million, or 13%, and $119.9 million, or 13%, respectively, over the prior year comparable periods. This increase was the result of several factors, including higher processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs and an increase in third-party call center support (a component of compensation and benefits expenses) within Consumer Services and B2B Services, to meet the increased demand in our customer service center as a result of our efforts to improve our customers' overall experience. In addition, both of these segments experienced year-over-year growth in transaction losses, a component within other general and administrative expenses, from increases in gross dollar volume and purchase volume in our B2B Services segment and the introduction of our overdraft protection services in our Consumer Services segment. Total operating expenses for three and nine months ended September 30, 2021 were partially offset by a decrease in sales and marketing expenses due to a decrease in sales commissions from lower revenues generated from certain products subject to revenue-sharing agreements within our Money Movement Services segment.
For the remainder of 2021, we intend to continue to make growth-oriented investments that will benefit our financial results in 2022 and beyond. Our growth-oriented investments are focused on marketing efforts for our GO2bank product, improving our customers' overall experience and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. In addition, we are making improvements in our compliance, customer service, change management structure, and our staffing and training models, among other areas of improvement, as part of an overall effort to enhance our consumer compliance controls. As such, we expect to continue incurring higher costs year-over-year associated with third-party call centers, a component of compensation and benefits expenses, in our Consumer Services and B2B Services segments. We also expect our salaries and wages expenses to increase, which are also a component of compensation and benefits expenses, as we expect to expand our headcount in order to support our customer experience efforts and our implementation of a modernized banking platform. Additionally, we expect our implementation to increase components of other general and administrative expenses, such as software license and hosting costs.
Income taxes
Our income tax expense for the nine months ended September 30, 2021 increased $3.5 million, or 24%, on a year-over-year basis. Our effective tax rate for the nine months ended September 30, 2021 was 23.6%, compared to 23.4% for the prior year period. The effective rates differ from our statutory rate due to the impact of items such as the IRC 162(m) limitation on the deductibility of executive compensation, state income taxes, general business credits, and the tax effects associated with stock-based compensation.
COVID-19 Update
The health and safety of our employees remains a top priority for our business and most of our U.S. personnel continue to operate remotely. In response to our remote workforce strategy, we have closed most of our U.S. leased office locations. However, we will be required to continue making our contractual payments until our operating leases are formally terminated or expire.
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
The duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, new variants of the virus, the nature of and duration for which preventative measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs and mandates, and the type of stimulus measures and other policy responses that the U.S. government may further adopt, if any.
See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to the COVID-19 pandemic.

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$16,404	$14,453	$1,951	13.5%	$54,469	$43,854	$10,615	24.2%
Number of Active Accounts*	5.37	5.72	(0.35)	(6.1)%	n/a	n/a	n/a	n/a
Purchase Volume	$7,356	$7,600	$(244)	(3.2)%	$26,671	$24,359	$2,312	9.5%
Cash Transfers	10.05	12.81	(2.76)	(21.5)%	30.56	37.42	(6.86)	(18.3)%
Tax Refunds Processed	0.43	0.75	(0.32)	(42.7)%	12.02	12.35	(0.33)	(2.7)%
* Represents the number of active accounts as of September 30, 2021 and 2020, respectively.
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

Comparison of Three-Month Periods Ended September 30, 2021 and 2020
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended September 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$202,482	59.6%	$146,648	50.3%
Cash processing revenues	47,516	14.0	57,526	19.8
Interchange revenues	85,888	25.3	84,876	29.2
Interest income, net	3,613	1.1	2,020	0.7
Total operating revenues	$339,499	100.0%	$291,070	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $202.5 million for the three months ended September 30, 2021, an increase of $55.9 million, or 38.1%, from the comparable prior year period. Our card revenues and other fees increased in part as a result of an increase in total gross dollar volume of 13%. The increase in total gross dollar volume resulted in an increase in BaaS program management service fee revenues earned from platform partners. Card revenues and other fees also increased as a result of optional features recently launched on our card programs, such as our overdraft protection program, as well as a favorable decrease in the estimated accrual of cash back rewards, which we record as a reduction to revenue. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program currently in effect, customer activity and customer redemption rates.
Cash Processing Revenues — Cash processing revenues totaled $47.5 million for the three months ended September 30, 2021, a decrease of $10.0 million, or 17%, from the comparable prior year period. The decrease is primarily due to a decline in the number of cash transfers processed year-over-year, in part due to our decision not to renew a reload network agreement with a partner in the fourth quarter of 2020, partially offset by higher tax processing revenues. Although we processed a lower number of tax refund transfers compared to the prior year period, our total tax processing revenues increased as a result of an increase in other ancillary tax processing services offered through our tax business.
Interchange Revenues — Interchange revenues totaled $85.9 million for the three months ended September 30, 2021, an increase of $1.0 million, or 1%, from the comparable prior year period. Although the amount of purchase volume decreased during the three months ended September 30, 2021 compared to the prior year period, the interchange rate we earned increased as a result of a lower average dollar amount purchased per transaction. As interchange fees have both fixed and variable components, the effective rate we earn varies based on the size of transactions, amongst other factors.
Interest Income, net — Net interest income totaled $3.6 million for the three months ended September 30, 2021, an increase of $1.6 million, or 80%, from the comparable prior year period. The increase in net interest income earned was the result of an increase in the size of our investment securities portfolio and customer funds on deposit, which is primarily attributed to the economic stimulus funds and enhanced unemployment benefits provided by the federal government and organic growth in our deposit account programs.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$84,002	24.7%	$96,189	33.0%
Compensation and benefits expenses	65,045	19.2	61,077	21.0
Processing expenses	95,731	28.2	74,158	25.5
Other general and administrative expenses	85,891	25.3	62,296	21.4
Total operating expenses	$330,669	97.4%	$293,720	100.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $84.0 million for the three months ended September 30, 2021, a decrease of $12.2 million, or 13% from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to revenue-sharing agreements, partially offset by higher supply chain expenses in connection with the continued roll-out of GO2bank, which we launched in the first quarter of 2021.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $65.0 million for the three months ended September 30, 2021, an increase of $3.9 million or 6% from the comparable prior year period. The increase was primarily driven by higher third-party call center support costs to meet increased demand in our customer service center as a result of our effort to improve our customers' overall experience, partially offset by a decrease in salaries and wages, principally attributable to the timing of accrued bonus compensation.
Processing Expenses — Processing expenses totaled $95.7 million for the three months ended September 30, 2021, an increase of $21.5 million or 29% from the comparable prior year period. This increase was principally due to growth in BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $85.9 million for the three months ended September 30, 2021, an increase of $23.6 million or 38%, from the comparable prior year period. This increase was primarily due to a year-over-year growth in transaction losses as a result of increases in gross dollar volume and purchase volume in our B2B Services segment and the introduction of our overdraft protection services in our Consumer Services segment, as well as higher professional fees and software license expenses for the reasons discussed above, partially offset by lower rent expenses as a result of our office closures in the U.S.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended September 30,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(1.4)	(27.9)
General business credits	(2.0)	(64.0)
Employee stock-based compensation	0.2	38.1
IRC 162(m) limitation	6.2	57.5
Nondeductible expenses	0.1	5.7
Other	(0.2)	0.7
Effective tax rate	23.9%	31.1%
Our income tax expense totaled $2.3 million for the three months ended September 30, 2021, an increase of $3.6 million or 269% from the prior year comparable period, primarily due to an increase in operating income. The decrease in the effective tax rate for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily due to an increase in our pre-tax income and the corresponding rate impact on items such as state income taxes, general business credits, employee stock-based compensation, and the IRC 162(m) limitation on the deductibility of executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Nine-Month Periods Ended September 30, 2021 and 2020
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Nine Months Ended September 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$586,431	53.2%	$440,723	45.5%
Cash processing revenues	205,256	18.6	246,042	25.4
Interchange revenues	298,229	27.1	271,712	28.0
Interest income, net	12,442	1.1	11,002	1.1
Total operating revenues	$1,102,358	100.0%	$969,479	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $586.4 million for the nine months ended September 30, 2021, an increase of $145.7 million, or 33%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2021 and 2020—Operating Revenues—Card Revenues and Other Fees."
Cash Processing Revenues — Cash processing revenues totaled $205.3 million for the nine months ended September 30, 2021, a decrease of $40.7 million, or 17%, from the comparable prior year period. The decrease is primarily due to a decline in the number of cash transfers processed year-over-year, in part due to our decision not to renew a reload network agreement with a partner in the fourth quarter of 2020, and to a lesser extent, a lower number of tax refunds processed for the comparable periods in both our online consumer and professional tax channels as a result of extended tax filing deadlines in 2020, as discussed above.
Interchange Revenues — Interchange revenues totaled $298.2 million for the nine months ended September 30, 2021, an increase of $26.5 million, or 10%, from the comparable prior year period. The increase was primarily due to an increase in the amount of purchase volume during the nine months ended September 30, 2021, compared to the prior year period, which is primarily attributed to the economic stimulus funds and enhanced unemployment benefits provided by the federal government.
Interest Income, net — Net interest income totaled $12.4 million for the nine months ended September 30, 2021, an increase of $1.4 million, or 13%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2021 and 2020—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$299,412	27.2%	$319,738	33.0%
Compensation and benefits expenses	199,996	18.1	173,009	17.8
Processing expenses	287,716	26.1	216,624	22.3
Other general and administrative expenses	240,616	21.8	198,519	20.5
Total operating expenses	$1,027,740	93.2%	$907,890	93.6%
Sales and Marketing Expenses — Sales and marketing expenses totaled $299.4 million for the nine months ended September 30, 2021, a decrease of $20.3 million, or 6% from the comparable prior year period. This decrease was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2021 and 2020—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $200.0 million for the nine months ended September 30, 2021, an increase of $27.0 million or 16% from the comparable prior year period. The increase was primarily due to higher third-party call center support costs to meet increased demand in our customer service center from the volume of federal relief funds deposited onto our programs and our effort to improve our customer's overall experience.
Processing Expenses — Processing expenses totaled $287.7 million for the nine months ended September 30, 2021, an increase of $71.1 million or 33% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2021 and 2020—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $240.6 million for the nine months ended September 30, 2021, an increase of $42.1 million or 21%, from the comparable prior year period. This increase was driven primarily by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2021 and 2020—Operating Expenses—Other General and Administrative Expenses."
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.8	1.3
General business credits	(1.9)	(2.6)
Employee stock-based compensation	(2.5)	(0.7)
IRC 162(m) limitation	6.4	4.5
Nondeductible expenses	0.1	0.4
Other	(0.3)	(0.5)
Effective tax rate	23.6%	23.4%
Our income tax expense totaled $17.9 million, an increase of $3.5 million or 24% from the prior year comparable period and is primarily driven by the increase in our operating income, along with an increase of $2.0 million on the IRC 162(m) limitation on the deductibility of executive compensation. This increase in tax expense was partially offset by a favorable increase of $1.5 million in excess tax benefits from stock-based compensation. We recognized an excess tax benefit on stock-based compensation of $1.9 million for the nine months ended September 30, 2021, compared to a $0.5 million excess tax benefit for the prior year comparable period.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$167,455	$150,554	$16,901	11.2%	$533,889	$466,115	$67,774	14.5%
Segment expenses	107,371	99,060	8,311	8.4%	364,488	305,824	58,664	19.2%
Segment profit	$60,084	$51,494	$8,590	16.7%	$169,401	$160,291	$9,110	5.7%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$6,811	$8,333	$(1,522)	(18.3)%	$25,155	$24,577	$578	2.4%
Active Accounts*	3.38	3.98	(0.6)	(15.1)%	n/a	n/a	n/a	n/a
Direct Deposit Active Accounts*	0.83	0.91	(0.08)	(8.8)%	n/a	n/a	n/a	n/a
Purchase Volume	$5,166	$5,840	$(674)	(11.5)%	$18,759	$17,518	$1,241	7.1%
* Represents number of active and direct deposit active accounts as of September 30, 2021 and 2020, respectively.
Segment revenues within Consumer Services for the three and nine months ended September 30, 2021 increased $16.9 million, or 11%, and $67.8 million, or 15%, respectively, compared to the prior year comparable periods, while our segment expenses for the three and nine months ended September 30, 2021 increased $8.3 million, or 8%, and $58.7 million, or 19%, respectively.
Our gross dollar volume, purchase volume, the total number of active accounts and direct deposit active accounts decreased by 18%, 12%, 15% and 9%, respectively, during the three months ended September 30, 2021 from the comparable prior year period, due to the timing of tax refund payments in the prior year, decreases in enhanced federal unemployment benefits, and to a lesser extent, enhanced fraud monitoring controls implemented in the current quarter, as described above under "Overview."
Despite these decreases in our key metrics, we generated total revenue growth within this segment for three months ended September 30, 2021 from customer adoption of new features, such as the introduction of our recent overdraft protection program, which is an optional service to our cardholders, and a favorable decrease in the estimated accrual of cash back rewards. Our cash back rewards are recorded as a reduction to revenue and is attributable to changes in consumer behavioral trends and estimated redemption amounts. These increases were partially offset by decreases in the amount of monthly maintenance fees, ATM revenue and interchange revenues as a result of the decreases in each of our key metrics stated above.
In addition to the same factors that impacted revenue growth for the third quarter of 2021, our revenue increase for the nine months ended September 30, 2021 was the result of increases in our gross dollar volume and purchase volume. Total gross dollar volume on these deposit account programs increased 2% during the nine months ended September 30, 2021 from the comparable prior year period due to organic growth as the demand for digital payments continues and from customers that have utilized our platform to receive federal stimulus funds and enhanced unemployment benefits this past year. The increase in gross dollar volume has resulted in an increase in monthly maintenance fee assessments and ATM fees that we earn on these portfolios. Purchase volume increased by 7% during the nine months ended September 30, 2021 from the comparable prior year period, resulting in an increase in the amount of interchange we earn.
Consumer Services expenses increased for the three and nine months ended September 30, 2021 from the comparable prior year periods, principally due to increased staffing of third-party call center support to meet the increased demand in our customer service center as a result of our effort to improve our customer's overall experience and growth in transaction losses, in part due to the introduction of our overdraft protection services.

B2B Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$118,171	$77,064	$41,107	53.3%	$336,735	$227,523	$109,212	48.0%
Segment expenses	99,670	60,692	38,978	64.2%	282,527	174,997	107,530	61.4%
Segment profit	$18,501	$16,372	$2,129	13.0%	$54,208	$52,526	$1,682	3.2%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$9,593	$6,120	$3,473	56.7%	$29,314	$19,277	$10,037	52.1%
Active Accounts*	1.99	1.74	0.25	14.4%	n/a	n/a	n/a	n/a
Purchase Volume	$2,190	$1,760	$430	24.4%	$7,912	$6,841	$1,071	15.7%
* Represents number of active accounts as of September 30, 2021 and 2020, respectively.
Segment revenues within our B2B Services for the three and nine months ended September 30, 2021 increased $41.1 million, or 53%, and $109.2 million, or 48%, respectively, compared to the prior year periods, while our segment expenses for the three and nine months ended September 30, 2021 increased $39.0 million, or 64%, and $107.5 million, or 61%, respectively.
Our total gross dollar volume increased 57% and 52% during the three and nine months ended September 30, 2021 from the comparable prior year periods, and the number of active accounts increased by 14% year-over-year as of September 30, 2021 as we continue to experience organic growth in certain BaaS programs, both new and existing, as the demand for digital payments continues. Purchase volume also increased approximately 24% and 16% for the three and nine months ended September 30, 2021 from the comparable prior year periods, as result of this increased gross dollar volume.
The increase in gross dollar volume and purchase volume drove an increase in our BaaS program management service fee revenues earned from our platform partners and an increase in the amount of interchange revenue earned.
Despite year-over-year revenue growth for the three and nine months ended September 30, 2021, our segment profit has been impacted by the increased staffing of third-party call center support to meet the increased demand in our customer service center and growth in transaction losses as a result of the year-over-year increases in gross dollar volume and purchase volume. This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and therefore, our segment profit for these arrangements has not scaled with revenue growth. BaaS is our newest channel of business and we remain focused on investing in it and exploring new partnership agreements moving forward.
Money Movement Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$45,596	$56,536	$(10,940)	(19.4)%	$201,982	$242,255	$(40,273)	(16.6)%
Segment expenses	26,878	38,562	(11,684)	(30.3)%	96,258	129,720	(33,462)	(25.8)%
Segment profit	$18,718	$17,974	$744	4.1%	$105,724	$112,535	$(6,811)	(6.1)%

Key Metrics	(In millions, except percentages)
Cash Transfers	10.05	12.81	(2.76)	(21.5)%	30.56	37.42	(6.86)	(18.3)%
Tax Refunds Processed	0.43	0.75	(0.32)	(42.7)%	12.02	12.35	(0.33)	(2.7)%
Segment revenues within our Money Movement services for the three and nine months ended September 30, 2021 decreased $10.9 million, or 19.4%, and $40.3 million, or 16.6%, respectively, from the comparable prior year periods, and segment expenses for the three and nine months ended September 30, 2021 decreased $11.7 million, or 30.3%, and $33.5 million, or 25.8%, respectively.

Our tax processing revenues increased for the three months ended September 30, 2021 despite a lower number of tax refunds processed, primarily due to an increase in other ancillary tax processing services offered through our tax business. Tax processing revenues decreased during the nine months ended September 30, 2021 due to a decrease in the number of tax refunds processed and lower unit economics earned from refund transfers with one of our largest customers, which was agreed upon in exchange for securing a multi-year arrangement. In addition, the number of cash transfers processed decreased for the three and nine months ended September 30, 2021, in part due to our decision not to renew a reload partner agreement in the fourth quarter of 2020. The non-renewal of this agreement will continue to impact the number of cash transfers for the remainder of the year and, to a lesser extent, profitability within the segment, but any year-over-year growth or decline in cash transfers in 2021 will be dependent on multiple factors, including the level of growth of deposit account programs in our Consumer Services and B2B Services segments.
Corporate and Other

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	%	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and intersegment eliminations	$(2,298)	$(4,710)	$2,412	(51.2)%	$(5,939)	$(9,889)	$3,950	(39.9)%
Unallocated corporate expenses and intersegment eliminations	48,759	47,441	1,318	2.8%	140,864	144,406	(3,542)	(2.5)%
	$(51,057)	$(52,151)	$1,094	(2.1)%	$(146,803)	$(154,295)	$7,492	(4.9)%
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
Net interest income increased year-over-year for the three and nine months ended September 30, 2021 as a result of an increase in the size of our investment securities portfolio and customer funds on deposit.
Unallocated corporate expenses for the three months ended September 30, 2021 increased by approximately 3% as a result of higher professional expenses and higher software licenses, partially offset by lower salaries and wages and related employee benefits, principally due to the timing of accrued bonus compensation.
Unallocated corporate expenses for the nine months ended September 30, 2021 decreased year-over-year by approximately 2%, as a result of lower rent expense and corporate reserves, partially offset by higher software licenses and telecommunication expenses.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Total cash provided by (used in)
Operating activities	$147,234	$198,851
Investing activities	(399,655)	(105,938)
Financing activities	564,696	983,001
Increase in unrestricted cash, cash equivalents and restricted cash	$312,275	$1,075,914
For the nine months ended September 30, 2021 and 2020, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. From time to time, we may also finance short term working capital activities through our borrowings under our credit facility. As of September 30, 2021, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.8 billion. We also consider our $1.2 billion of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $147.2 million of net cash provided by operating activities during the nine months ended September 30, 2021 was the result of $58.0 million of net income, adjusted for certain non-cash operating items of $134.5 million and decreases in net changes in our working capital assets and liabilities of $45.2 million. Our $198.9 million of net cash provided by operating activities during the nine months ended September 30, 2020 was the result of $47.1 million of net income, adjusted for certain non-cash operating items of $108.8 million and increases in net changes in our working capital assets and liabilities of $42.9 million.
Cash Flows from Investing Activities
Our $399.7 million of net cash used in investing activities during the nine months ended September 30, 2021 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $243.4 million, the purchase of bank-owned life insurance policies of $55.0 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $39.6 million. Our $105.9 million of net cash used in investing activities during the nine months ended September 30, 2020 was primarily due to the acquisition of property and equipment of $43.9 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $26.6 million.
Cash Flows from Financing Activities
Our $564.7 million of net cash provided from financing activities during the nine months ended September 30, 2021 was principally the result of a net increase in customer deposits of $221.0 million and a net increase of $351.8 million in obligations to customers. Total customer deposit balances have increased year-over-year, principally as a result of additional economic stimulus funds and other government benefits received by our cardholders. Our $983.0 million of net cash provided from financing activities during the nine months ended September 30, 2020 was principally the result of a net increase in customer deposits of $1.1 billion, partially offset by a net decrease of $84.3 million in obligations to customers and net repayments on our revolving credit facility of $35.0 million.
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
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At September 30, 2021, we were in compliance with all such covenants.
Material Cash Requirements
While the effect of COVID-19 has created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and purchase property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of the COVID-19 pandemic. We intend to continue to invest in new products and programs we believe are critical, including GO2bank, new features for our existing products and IT infrastructure to scale and operate effectively to meet our strategic objectives. However, for 2021 we do not expect these capital expenditures will exceed the amount of our capital expenditures in 2020. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
We have used cash to acquire businesses and technologies, and we anticipate that we may continue to do so in the future. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.
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
As of September 30, 2021 and December 31, 2020, we were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," we must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2021 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$623,964	16.0%	4.0%	n/a
Common equity Tier 1 capital	$623,964	64.8%	4.5%	n/a
Tier 1 capital	$623,964	64.8%	6.0%	6.0%
Total risk-based capital	$634,561	65.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$315,865	9.1%	4.0%	5.0%
Common equity Tier 1 capital	$315,865	50.4%	4.5%	6.5%
Tier 1 capital	$315,865	50.4%	6.0%	8.0%
Total risk-based capital	$323,508	51.6%	8.0%	10.0%

	December 31, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$515,134	17.5%	4.0%	n/a
Common equity Tier 1 capital	$515,134	57.8%	4.5%	n/a
Tier 1 capital	$515,134	57.8%	6.0%	6.0%
Total risk-based capital	$518,358	58.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$253,895	10.1%	4.0%	5.0%
Common equity Tier 1 capital	$253,895	46.1%	4.5%	6.5%
Tier 1 capital	$253,895	46.1%	6.0%	8.0%
Total risk-based capital	$254,855	46.3%	8.0%	10.0%

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
As of September 30, 2021, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our revolving facility is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of September 30, 2021, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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

PART II
ITEM 1. Legal Proceedings
Refer to Note 17 — Commitments and Contingencies and Note 20 — Subsequent Event to the Consolidated Financial Statements included herein for information regarding our legal proceedings.
ITEM 1A. Risk Factors
COVID-19 RISKS
The COVID-19 pandemic has and may continue to significantly affect how we and our retail distributors are operating our businesses.
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. As a result of the COVID-19 pandemic, we have shifted to a fully remote workforce strategy for our employees in the U.S. and we are in the process of closing most of our leased office locations in the U.S., which has resulted in us recording impairment charges and could result in a less effective workforce. In addition, many of the third-party call centers we rely on to provide customer support were closed during portions of the first half of 2020 due to the pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher transaction losses compared to prior periods. While such staffing issues have been resolved, it is possible that we may continue to experience similar issues in the future due to the pandemic. The business and operations of our retail distributors and our BaaS and other partners were likewise disrupted, with many having experienced reduced foot traffic or usage of their services.
The duration and magnitude of the effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus and new variants of the virus, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs and mandates, the type of stimulus measures and other policy responses that the U.S. government may further adopt, if any, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors. In 2020, the conditions caused by the COVID-19 pandemic adversely affected our customers’ spending levels and ability or willingness to purchase our products and services through our retail distributors, lowered the volume of transactions of certain programs and delayed the launching of new products and services, although governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) helped mitigate the effects of COVID-19 on our business in 2020, and in December 2020 and March 2021, two economic stimulus packages totaling $2.8 trillion were signed into law, providing for additional direct payments and enhanced unemployment benefits which expired in September 2021.
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
A significant portion of our operating revenues are derived from the products and services sold at our four largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 23.0% for each of the three and nine months ended September 30, 2021, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of

Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors could harm our reputation, making it more difficult to attract and retain consumers and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors.
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
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our tax refund processing services business, a component of our Money Movement Services segment, would be harmed. Substantially all the revenues we generate from our tax refund processing services business have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from most of our current tax preparation partners and our tax preparation partners may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be assured that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
Our future success depends upon the active and effective promotion of our products and services by retail distributors and tax preparation partners.
Most of our operating revenues are derived from our products and services sold at the stores of our retail distributors. In addition, the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Because we compete with many other providers of products and services for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on the willingness of our retail distributors and tax preparation partners to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our products and services, and they could give higher priority to the products and services of other companies for a variety of reasons. Accordingly, losing the support of our retail distributors and tax preparation partners might limit or reduce the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by the operational decisions of our retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline, and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several alternatives for tax refund processing services, including those of our competitors. Even if our retail distributors and tax preparation partners actively and effectively promote our products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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
The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries, and may compete with others in the market who may in the future provide offerings similar to ours, particularly vendors who provide program management and other services though a platform similar to our banking platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that may compete with ours. We expect that this competition will continue as banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and/or successfully compete with those of our competitors, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.
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
Most of our business is conducted through retail distributors that sell our products and services to consumers at their store locations. Our retail distributors collect funds from the consumers who purchase our products and services and then must remit these funds directly to accounts established for the benefit of these consumers at the banks that issue our cards. The remittance of these funds by the retail distributor takes on average two business days. If a retail distributor becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2021, we had assets subject to settlement risk of $452.6 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid financial services segment within that industry, depends heavily upon the overall level of consumer spending. An economic recession may result in us experiencing a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
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
As the prepaid financial services industry evolves, consumers may find prepaid financial services to be less attractive than traditional or other financial services. Consumers might not use prepaid financial services for any number of reasons, including the general perception of our industry, new technologies, a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or other factors outside of our control such as an economic recession. If consumers do not continue or increase their usage of prepaid cards, including making changes in the way prepaid cards are loaded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of prepaid financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
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
We and our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information, including personal information, in connection with the sale and use of our products and services. Our encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches by third parties. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers, including state sponsored hackers. Our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors and the merchants that accept our cards also may experience similar security breaches or discover securities vulnerabilities involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at one of the third-party banks that issue our cards or at our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring and other added security measures, among others, which could have a significant adverse impact on our operating results.
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
Some services relating to our business, including fraud management and other customer verification services, transaction processing and settlement, card production, and customer service, are outsourced to third-party vendors. We also depend on third-party banks to assist with our tax refund processing services. It would be difficult to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us, and our business and operations could be adversely affected. In particular, due to the seasonality in our business, any material service interruptions or service delays with key vendors during the tax season could result in losses that have an even greater adverse effect on that business than would be the case with our overall business.
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
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank fails to comply with its applicable capital and leverage commitments, the Federal Reserve Board may limit our ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. As a bank holding company and a financial holding company, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and financial holding companies. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Any such restriction might limit our ability to pursue future business opportunities which we might otherwise consider, but which might fall outside the scope of permissible activities. U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution's activities, including in connection with examinations, which take place on a continual basis. In some instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions, including those in examination reports. In addition, as part of the regular examination process, our and Green Dot Bank's regulators may advise us or our subsidiaries to operate under various restrictions as a prudential matter. Such restrictions may include not being able to engage in certain categories of new activities or acquire shares or control of other companies.
The failure by Green Dot Bank to maintain its status as a "well-capitalized" institution could have a serious adverse effect on its ability to conduct key portions of its current deposit-taking activity.
A vast majority of Green Dot Bank’s deposits are currently classified as brokered. If Green Dot Bank ceases to be categorized as “well capitalized” under banking regulations, it could be prohibited from accepting, renewing or rolling over brokered deposits without the consent of the FDIC. In such a case, the FDIC’s refusal to grant consent to our accepting, renewing or rolling over brokered deposits could materially adversely affect the financial condition and operations of Green Dot Bank and the Company and could effectively restrict the ability of Green Dot Bank to operate its business lines as presently conducted. The FDIC issued a final rule relating to the brokered deposits restrictions that apply to less than well capitalized insured depository institutions, which became effective on April 1, 2021, with full compliance with the brokered deposit part of the regulation extended to January 1, 2022. The final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose.” The extended compliance date is intended to provide sufficient time for financial institutions to put in place systems to implement the new regulatory regime and to allow the FDIC to develop internal processes and systems to ensure a consistent and robust review process. We cannot predict how the FDIC will implement the new rule and whether it will result in a change in the way our deposits are classified.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2021, interchange revenues represented 25% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been and from time to time may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. For example, on October 5, 2021, Republic Bank & Trust Company ("Republic Bank") brought a lawsuit against us in the Court of Chancery of the State of Delaware. The lawsuit claims that we breached the contract in which we agreed, subject to certain conditions, to purchase Republic Bank's Tax Refund Solutions business. The lawsuit seeks, among other forms of relief, an order of specific performance requiring that we close the transaction or, in the alternative, monetary damages. The outcome of this litigation, and any other litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline.
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

•the timing and volume of tax refunds or other government payments processed by us;
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
•economic recessions or uncertainty in financial markets, and the impact of inflation;
•the impact of the U.S. presidential administration on, among other things, the regulation of financial institutions and corporate tax rates; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic.

Our actual operating results may differ significantly from our guidance.
From time to time, we issue guidance in our quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Guidance is necessarily speculative in nature, and is only an estimate of what management believes is realizable as of the date of release, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. Actual results will vary from our guidance and the variations may be material, especially in times of economic uncertainty.
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
Acquisitions or investments, or the failure to consummate such transactions, could disrupt our business and harm our financial condition.
We have in the past acquired, and we expect to acquire in the future, other businesses and technologies. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. Failure to complete an acquisition could adversely affect our business as we could be required to pay a termination fee under certain circumstances or be subject to litigation (such as in the case of the recent transaction involving Republic Bank), and our stock price may also suffer as the failure to consummate the acquisition may result in negative perception in the investment community.
Further, the process of integrating an acquired business, product, service or technology can involve a number of special risks and challenges, including:
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $474.3 million as of September 30, 2021. Under accounting principles generally accepted in the United States, or U.S. GAAP, we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

31.1	Certification of Dan Henry, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George Gresham, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dan Henry, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of George Gresham, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	November 8, 2021	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial Officer)