Form 10-K
period 2021-12-31
GREEN DOT CORP
filed 2022-02-28
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34819

(Exact name of Registrant as specified in its charter)

Delaware			95-4766827
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
114 W 7th Street, Suite 240
Austin,	Texas	78701	(626)	765-2000
(Address of principal executive offices, including zip code)			(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Class A Common Stock, $0.001 par value	GDOT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.1 billion (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 54,950,038 shares of Class A common stock, par value $0.001 per share, as of January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GREEN DOT CORPORATION

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the impact of the coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our and the U.S. government’s response to it, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries, "Green Dot Bank" refers to our wholly-owned subsidiary bank, the term "deposit account programs" and "our cards" refers to our Green Dot-branded and co-branded checking accounts, prepaid cards, gift cards and secured credit cards, and the term “prepaid cards” refers to prepaid debit cards. In addition, “prepaid financial services” refers to prepaid cards and associated reload services, a segment of the prepaid card industry.

PART I
ITEM 1. Business
Overview
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology and registered bank holding company committed to giving all people the power to bank seamlessly, affordably, and with confidence. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all.
As the regulated entity and issuing bank for the substantial majority of products and services we provide, whether our own or on behalf of our partners, we are directly accountable for all aspects of each program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, state and federal law and our various internal governance policies and procedures, in addition to deploying enterprise-class risk management practices and procedures to ensure each program’s initial and ongoing safety and soundness.
Our Products and Services
We offer a broad set of financial services to consumers and businesses including debit, checking, credit, prepaid, and payroll cards, as well as robust money movement services, such as tax refunds, cash deposits and disbursements.
We offer several deposit account programs, including:
•Innovative consumer and small business checking account products that allow customers to acquire and manage their checking account entirely through a mobile application available on smartphone devices;
•Network-branded reloadable prepaid debit cards marketed under several leading consumer brand names;
•Network-branded gift cards (known as open-loop) that are sold at participating retail stores; and
•Secured credit programs designed to help people establish or rehabilitate their national credit bureau score.
We earn revenues from these deposit account programs primarily through:
•Fees assessed to merchants for purchase transactions initiated by our cardholders (commonly known as interchange);
•Card revenues and other fees, principally consisting of fees charged to cardholders for certain transactions and usage of our products and platform management fees we earn from our partners for use of our technology platform and our program management capabilities; and
•Interest income earned from the investment of deposits held at Green Dot Bank.
Our deposit account programs are generally issued by Green Dot Bank. We also manage programs issued by third-party issuing banks as a result of several acquisitions we have made over the past few years. Prior to 2021, we offered several branded deposit programs through our various channels. Beginning in 2021, we have focused our consumer deposit account programs on our flagship product, GO2bank, offering consumers simple and accessible mobile banking designed to help improve financial health over time. GO2bank offers features such as consumer friendly overdraft protection, high-value rewards, high-interest savings, and opportunities to establish, build, and track credit, regardless of credit history.
We also offer a variety of products and services that specialize in facilitating the movement of funds on behalf of consumers and businesses, referred to as money processing and tax processing services.
Our money processing services include:
•Cash transfer services that enable consumers to deposit or pick up cash and pay bills with cash at the point-of-sale at any participating retailer. We offer this service to our deposit account programs and any third-party bank or program manager (which we refer to as network acceptance members) that has enabled its cards to accept funds through our processing system. We refer to this retail cash transaction network as the Green Dot Network; and
•Simply Paid Disbursement services that enable wages and any type of authorized funds disbursement to be sent to our deposit account programs and accounts issued by any third-party bank or program manager.
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
Our Distribution Strategy
We offer our products and services to a broad group of consumers, ranging from never-banked to fully-banked consumers. We focus our sales and marketing efforts on acquisition of long-term users of our products and services, enhancing our brands and image, building market adoption and awareness of our products and services, improving customer retention, and increasing overall usage.
Our products and services are distributed and organized under our three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services.
Consumer Services
Our Consumer Services segment consists of revenues and expenses derived from deposit account programs, such as consumer checking accounts, prepaid cards, secured credit cards, and gift cards that we offer to consumers (i) through distribution arrangements with more than 90,000 retail locations and thousands of neighborhood Financial Service Center locations, which we refer to as our "Retail Channel", and (ii) directly through various marketing channels, such as online search engine optimization, online displays, direct mail campaigns, mobile advertising, and affiliate referral programs, which we refer to as our "Direct Channel".
In our Retail Channel, we operate a supply chain comprised of proprietary technology and third-party vendors to design, manufacture and distribute packaging containing ready-to-use debit cards to our network of retail locations. Consumers can purchase these debit cards and initially load funds to the account in-store. In our Direct Channel, consumers can open an account online or through our mobile app.
Once consumers register their account with us, the account can be loaded through a variety of funding mechanisms, such as payroll direct deposit or utilizing our money processing services.
B2B Services
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with some of the United States' most prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform, which we refer to as our "Banking-as-a-Service", or "BaaS Channel", and (ii) a comprehensive payroll platform that we offer to corporate enterprises, which we refer to as our "Employer Channel", to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our Simply Paid Disbursements services utilized by our partners.
In our BaaS Channel, also referred to as our Banking Platform Services, our partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform, and in doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. Our banking platform includes an integrated bank, full program management services and enterprise-grade technology. Our partners currently include Apple, Inc., Uber Technologies, Inc., Intuit, Inc., Amazon.com, Inc., Stash Financial, Inc. amongst others.
In our Employer Channel, we offer a comprehensive payroll platform to corporate enterprises to facilitate payments made for today’s workforce, including:
•PayCard programs that help corporate enterprises eliminate paper checks, reduce costs and improve efficiency;
•On demand employee wage access; and

•Affordable instant digital pay options that replace slow and costly traditional pay methods.
Money Movement Services
Our Money Movement Services segment consists of revenues and expenses generated on a per transaction basis from our services that specialize in facilitating the movement of cash on behalf of consumers and businesses, such as money processing services and tax refund processing services.
Our money processing services, such as cash deposit and disbursements, are marketed to third-party banks, program managers, and other companies seeking cash deposit and disbursement capabilities for their customers. Those customers, including our own cardholders, can access our cash deposit and disbursement services at any of the locations within our network of retail distributors and neighborhood Financial Service Centers.
Our tax processing services are marketed through a network of tax preparation franchises, independent tax professionals and online tax preparation providers, which are sometimes referred to as electronic return originators, or “EROs.” We also offer these consumers the option to deposit their tax refund proceeds onto one of our debit account products, which further expands the reach of our deposit account programs.
ESG Management
We are committed to making modern banking and money movement accessible for all, and we believe that managing our business in a sustainable manner is an important part of this goal. At the board level, our Nominating and Corporate Governance Committee (the “NCG Committee”) oversees our environmental, social and governance (“ESG”) programs, policies and practices. The NCG Committee’s duties in this regard include reviewing and evaluating the Company’s programs, policies and practices relating to ESG issues and related disclosures and recommending to the Board of Directors the company’s overall strategy with respect to ESG matters. In 2022, we continued to advance our ESG strategy by establishing a management-level ESG Steering Committee (the "ESG Steering Committee"). The purpose of the ESG Steering Committee is to assist the NCG Committee in fulfilling its oversight responsibilities with respect to ESG matters, including by reviewing and approving programs, policies and practices relating to ESG issues and overseeing and monitoring the implementation of our ESG program. We intend to continue to examine the ESG topics that are most relevant for our business and stakeholders as we further develop and advance our ESG strategy. We believe this approach to ESG management helps to enable us to create value for both our stockholders and our other stakeholders, including our customers, partners, employees and communities. We will endeavor to provide transparent disclosures on the progress of this work.
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
Our Relationship with Walmart
Walmart is our largest retail distributor. We are the provider of the Walmart MoneyCard product sold at Walmart, and Green Dot Bank is the issuer of those card accounts. As the issuing bank, Green Dot Bank holds the associated Federal Deposit Insurance Corporation ("FDIC") insured deposits. Pursuant to our agreement with Walmart, we design and deliver the Walmart MoneyCard product and provide all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. In addition to Walmart MoneyCard products, we offer our Green Dot-branded and GO2bank deposit account products at Walmart, providing consumers the choice to purchase either Green Dot-branded products or Walmart MoneyCard products. We are also the provider of certain Walmart-branded open loop gift cards. Walmart provides us with shelf space to display and offer the deposit accounts to consumers. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. Additionally, Walmart enables cash transfer services for our deposit account programs and third-party programs through the Green Dot Network.
Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 24%, 27%, and 34% of our total operating revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

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
We own several trademarks, including Green Dot and GO2bank. Through agreements with our network acceptance members, retail distributors and customers, we authorize and monitor the use of our trademarks in connection with their activities with us.
Our patent portfolio currently consists of 13 issued patents, 2 published patents and 1 patent application pending. The current remaining terms for the patents we hold vary between approximately 4 and 20 years. We feel our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
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
Regulation and Supervision
General
Our business is heavily regulated by both federal and state agencies. We and our subsidiaries are subject to supervision, regulation and examination by various federal and state regulators, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Utah Department of Financial Institutions (the “Utah DFI”) and various other state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the FDIC’s Deposit Insurance Fund (the “DIF”), the U.S. banking and financial system, and financial markets as a whole.

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
We are also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act both as administered by the SEC, as well as the rules of the New York Stock Exchange that apply to companies with securities listed on the New York Stock Exchange.
The following discussion describes certain elements of the comprehensive regulatory framework applicable to us. This discussion is not intended to describe all laws and regulations applicable to Green Dot Corporation, Green Dot Bank and our other subsidiaries. Any changes in applicable laws, regulations or the interpretations thereof could have a material adverse effect on our business.
Regulatory Agencies
We are a bank holding company (a “BHC”) registered with the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”). As a BHC, Green Dot Corporation is subject to the requirements of the BHC Act as well as supervision, regulation and examination by the Federal Reserve, which serves as the primary federal banking regulator of our consolidated organization.
As an FDIC-insured commercial bank that is chartered under the laws of Utah and a member of the Federal Reserve System, Green Dot Bank and its subsidiaries are subject to regulation, supervision and examination by the Federal Reserve and the Utah DFI.
The Consumer Financial Protection Bureau (the “CFPB”) has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of Green Dot Bank. Because Green Dot Bank currently has less than $10 billion in total consolidated assets, Green Dot Bank is subject to regulations adopted by the CFPB, but the Federal Reserve is primarily responsible for examining Green Dot Bank’s compliance with federal consumer financial laws and those CFPB regulations. The Utah DFI is responsible for examining and supervising Green Dot Bank’s compliance with state consumer protection laws and regulations.
Permissible Activities for Green Dot Corporation as a Financial Holding Company
In general, the BHC Act limits the business of BHCs to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. Under the BHC Act, BHCs that have qualified and elected to be treated as a financial holding company (an “FHC”) generally may engage in a broader range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A BHC qualifies to become an FHC if it and its subsidiary depository institutions are “well capitalized” and “well managed” and its subsidiary depository institutions have a rating under the Community Reinvestment Act (a “CRA”) of at least “Satisfactory” at their most recent examination. We have qualified and elected to be an FHC under the BHC Act, although all the activities we currently conduct are permissible for a BHC.
If at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” the Federal Reserve may impose limitations or conditions on the conduct of our activities and we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Currently, under the BHC Act, we may not be able to engage in new activities or acquire shares or control of other businesses. Such restrictions might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities.

Permissible Activities for Banks
The activities of Green Dot Bank are limited to those specifically authorized under Utah banking laws and Utah DFI regulations and permissible under applicable federal law and Federal Reserve regulations.
Under commitments made to the Federal Reserve and the Utah DFI, we must obtain prior approval from the Federal Reserve for any major deviation or material change from the business plan Green Dot Bank submitted in 2013. Accordingly, commitments made in connection with Green Dot Bank's business plan may limit Green Dot Bank's ability to engage in certain activities.
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
Capital and Liquidity Requirements
In General. Under the U.S. regulatory capital rules to implementing the Basel III regulatory capital framework, Green Dot Corporation and Green Dot Bank are required to maintain minimum risk-based and leverage capital ratios. Green Dot Corporation and Green Dot Bank must also maintain a capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. Either or both of Green Dot Corporation and Green Dot Bank may qualify for and opt to use, from time to time, the community bank leverage ratio framework under the Federal Reserve’s version of the U.S. Basel III Rules. Under the community bank leverage ratio framework, a qualifying community banking organization may generally satisfy its capital requirements (and capital conservation buffer) under the U.S. Basel III Rules provided that it has a Tier 1 leverage ratio greater than 9% and satisfies other applicable conditions. In 2021, Green Dot Corporation and Green Dot Bank qualified for (including, in the case of Green Dot Bank, through grace periods) and opted to use the community bank leverage ratio framework. Going forward, we expect that Green Dot Corporation will continue to qualify for and use the community bank leverage ratio framework, and that Green Dot Bank will calculate and disclose its risk-based capital ratios and Tier 1 leverage ratio under the standardized approach of the U.S. Basel III Rules. For a discussion of applicable regulatory minimum and well-capitalized minimum capital ratios, as well as a description of relevant definitions related to capital amounts and ratios, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements for Bank Holding Companies” and Note 23—Regulatory Requirements to the Consolidated Financial Statements included herein, which are incorporated by reference in this Item 1.
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
As of December 31, 2021, our and Green Dot Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that Green Dot Corporation and Green Dot Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer (to the extent the buffer is applicable), on a fully phased-in basis.
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
Brokered Deposits
The FDIC issued a final rule relating to the classification of brokered deposits, which became effective on April 1, 2021, with full compliance with certain provisions extended to January 1, 2022. The final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the new rule, Green Dot Bank reclassified its deposits as non-brokered. The risks associated with the failure to properly classify deposits are more fully discussed in "Item 1A. Risk Factors."
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
To the extent that we do not qualify for the community bank leverage framework under the Federal Reserve’s version of the U.S. Basel III Rules, Green Dot Corporation or Green Dot Bank, as applicable, must maintain the applicable capital conservation buffer to avoid becoming subject to restrictions on capital distributions, including dividends and share repurchases. The capital conservation buffer is currently at its fully phased-in level of 2.5%.
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
Green Dot Bank’s CRA compliance is currently evaluated under a CRA strategic plan. Green Dot Bank’s strategic plan for 2021 through 2023 is focused on supporting the credit needs of its defined assessment area primarily through direct community development lending and investment, small business lending, and services in Green Dot Bank’s designated CRA Assessment Area of Utah and Juab Counties, as well as the broader surrounding geographic region.
Leaders of the federal banking agencies have indicated their support for revising the CRA regulatory framework. On September 21, 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking to modernize the regulations that implement the CRA, and the public comment period ended on February 16, 2021. We cannot predict whether any changes will be made to applicable CRA requirements, and what impact any such changes will have on our CRA strategic plan.
Insurance of Deposit Accounts
The deposits of Green Dot Bank are insured by the DIF up to the standard maximum deposit insurance amount of $250,000 per depositor. Green Dot Bank is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. Brokered deposits are subject to an assessment rate adjustment of up to 10 basis points, and therefore are generally assessed at a higher rate. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. There is a risk that Green Dot Bank’s deposit insurance premiums will increase if failures of insured depository institutions deplete the DIF or if the FDIC changes its view of the risk Green Dot Bank poses to the DIF or increases the assessment rate adjustment applicable to Green Dot Bank’s deposits.
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
Anti-Money Laundering Rules
The Bank Secrecy Act (the “BSA”), the USA PATRIOT Act of 2001 (the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering (“AML”) program and file suspicious activity and currency transaction reports when appropriate. Among other things, these laws and regulations require Green Dot Corporation and Green Dot Bank to take steps to prevent the use of Green Dot Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. We also are required to develop and implement a comprehensive AML compliance program and must also have in place appropriate “know your customer” policies and procedures. We have adopted policies and procedures to comply with these requirements.
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
Privacy and Data Security Laws
Green Dot Bank is subject to a variety of federal and state privacy and data security laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act of 1999 requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers.
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
Data privacy and data security are areas of increasing state legislative focus. For example, in November 2020, a ballot initiative called the California Privacy Rights Act (the "CPRA"), passed in California. The CPRA will create additional obligations relating to personal information that would take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined. In addition, laws similar to the CPRA may be adopted by other states where we do business and the federal government may also pass data privacy or data security legislation.
Like other lenders, Green Dot Bank and other of our subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (the “FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on Green Dot Corporation and Green Dot Bank.
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
The CFPB has also adopted amendments to Regulation E and Regulation Z to add protections for prepaid accounts (the “CFPB Prepaid Rule”). The CFPB Prepaid Rule includes requirements related to treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The CFPB Prepaid Rule became effective April 1, 2019.
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
Human Capital
As of December 31, 2021, we had approximately 1,200 full-time employees globally, of which approximately 74% are in the United States, and 26% are in China. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. Human capital measures and objectives that we focus on in managing our business include employee health and safety, talent acquisition and retention, employee feedback, and development and training.
Employee Health and Safety and COVID-19
During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. In response to the ongoing pandemic and after assessing our business, we have shifted to a remote workforce strategy for most of our U.S. personnel. Our offices in China have all reopened and we have made significant efforts to comply with local health and safety guidelines. To reinforce a deep connection and establish clear direction with our employees, we continue to provide regular leadership updates and management outreach. As the pandemic continues, the health and well-being of our workforce remains our top priority while we ensure productivity while working from home.
Engaging the Entire Team
We address employee engagement through three foundational areas: recruiting and retaining a talented workforce, soliciting and addressing employee feedback, and frequent management outreach to ensure commitment, engagement, continuous learning and skills development.
Talent Acquisition and Retention
We strive to maintain a workforce that is representative of the industry we serve, comprised of highly technical individuals, who enjoy pushing the boundaries of what is possible and are individually innovative. We work to retain employees in a number of ways, including having strong leadership and management, providing the opportunity to learn new skills and advance careers, having strong technology, customer relationships and business, along with providing competitive and equitable total rewards.

To ensure a compelling total rewards philosophy and practice, we have practices in place, which aim to deliver fair and equitable compensation for employees based on their contribution and performance. We benchmark for market practices, and regularly review our compensation against the market to ensure it remains competitive. We also offer a comprehensive and tailored set of benefits for employees and their families, providing protection from unexpected losses or medical expenses. Our benefits programs are tailored to the various geographies in which we operate, and include a variety of competitive health plans, dependent care flexible spending accounts, a 401(k) plan with a company match and auto-enrollment, an employee stock purchase plan and an employee assistance program. We have recently expanded our benefits to include enhanced leave offerings, flexible work arrangements with our remote work model, and added virtual primary care including mental health services.
Employee Feedback
We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our culture and vision among our employees. We embrace an open-door policy where collaboration between all levels of team members and across multiple departments is encouraged and celebrated. We use engagement surveys to track and enhance employee sentiment, satisfaction, and engagement; identify opportunities to instill our mission, vision, values, and business objectives throughout the organization; and build a performance-driven culture in a continually evolving remote and virtual environment. In addition, during 2021, we conducted several surveys to understand our employees’ well-being during the COVID-19 pandemic and to more effectively guide our response.
We also believe that ongoing performance feedback encourages greater engagement in our business and improved individual performance. We utilize an annual survey to solicit feedback from employees at all levels of the organization about members of Green Dot’s senior leadership up to and including the CEO.
Diversity, Equity, and Inclusion (DEI)
We believe that a diverse, equitable and inclusive working environment helps to drive Green Dot’s mission forward and provides our workforce with the best opportunities for success. As a company, we are committed to improving representation and inclusion for employees across all levels of the organization. We are conducting a DEI analysis of our workforce in 2022, and are actively working to further enhance recruitment strategies in support of our DEI initiatives.
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
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. Specifically, we have shifted to a remote workforce strategy for our employees in the U.S. and we have closed most of our leased office locations in the U.S., which resulted in us recording impairment charges in 2020 and could result in a less effective workforce. In addition, many of the third-party call centers we rely on to provide customer support experienced periodic disruptions in 2021 due to the pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher transaction losses compared to prior periods. While such staffing issues have been resolved, it is possible that we may continue to experience similar issues in the future due to the pandemic. The business and operations of our retail distributors and our BaaS and other partners were likewise disrupted, with many having experienced reduced foot traffic or usage of their services. We have experienced and may continue to experience increased costs, including higher call center costs and disputed transaction losses, which could continue to adversely affect our business, results of operations, and financial condition in future periods. Further, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
Despite widespread vaccination efforts in the United States, COVID-19 could still have an adverse impact on our customers and their clients as the duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus and new variants of the virus like the Delta and Omicron variants, the effectiveness of COVID-19 vaccines against such variants, the nature of and duration for which the preventative measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs and mandates, the type of stimulus measures and other policy responses that the U.S. government or regulators may further adopt, if any, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors. Governmental actions such as the American Rescue Plan of 2021 have helped mitigate the effects of COVID-19 on our business in 2021, which provided an economic stimulus package totaling $1.9 trillion, and offered additional direct payments, enhanced unemployment benefits which expired in September 2021 and monthly child tax credit payments which expired in December 2021.
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
RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from Walmart or any of our largest retail distributors as well as our significant BaaS partners, third-party processors or other major consumers would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 24.0% for the year ended December 31, 2021. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners, third-party processors or other major consumers could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners, third-party processors and consumers.

The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, significant BaaS partners, third-party processors or consumers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors, significant BaaS partners, third-party processors or consumers renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Fraudulent activity involving our products may lead to customer disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected. Additionally, our cardholders can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. For cardholders who are not enrolled or do not meet the eligibility requirements of our overdraft protection program, we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, however, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can still result in overdrawn accounts. Our overdraft exposure in these instances arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted time frame, but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the transaction amount even if the cardholder has made additional purchases in the intervening period and funds are no longer available on the card at the time the transaction is posted.
Additionally, beginning in 2021, we introduced an optional overdraft protection program service on certain demand deposit account programs that allows eligible cardholders who opt-in to spend up to a pre-authorized amount in excess of their available card balance.
We maintain reserves to cover the risk that we may not recover these amounts due from our cardholders, but our exposure may increase above these reserves for a variety of reasons, including our failure to predict the actual recovery rate accurately. To the extent we incur losses from overdrafts above our reserves or we determine that it is necessary to increase our reserves substantially, our business, results of operations and financial condition could be materially and adversely affected.

We face settlement risks from our distributors and banking partners, which may increase during an economic recession.
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other partners that collect funds and fees from our customers on our behalf. Our retail distributors and partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. The remittance of these funds by the retail distributor or partner takes on average two business days. If a retail distributor or partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2021, we had assets subject to settlement risk of $320.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
Our systems and the systems of third-party processors are susceptible to outages and interruptions due to fire, natural disaster, power loss, telecommunications failures, software or hardware defects, terrorist attacks, pandemics such as the COVID-19 pandemic and similar events. We use both internally developed and third-party systems, including cloud computing and storage systems, for our services and certain aspects of transaction processing. Interruptions in our service may result for a number of reasons. Additionally, the data center hosting facilities that we use could be closed without adequate notice or suffer unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add data centers and add capacity in our existing data centers, we could experience problems transferring customer accounts and data, impairing the delivery of our service.
We are currently in the process of bringing processing in-house instead of using third-party processors. As a result, some customers may experience disruptions in service in connection with this ongoing project despite significant investments in planning and testing on the part of us and our processing technology partners. In addition, our inability to transition to in-house processing, or any failure by us to process transactions in a timely manner once we begin processing transactions, could cause significant disruptions to our customers and our business.
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
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. Regardless of whether or not we are sued or face regulatory actions, a breach will require us to carefully assess the materiality of a cyber-attack. Depending on the nature and magnitude of the accessed data, this effort may require substantial resources. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at one of the third-party banks that issue our cards or at our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for hiring an external party to conduct a forensic investigation, replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring, and other added security measures, among others, which could have a significant adverse impact on our operating results.
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
Failure to maintain satisfactory compliance with certain privacy and data protection laws and regulations may subject us to substantial negative financial consequences and civil or criminal penalties.
Complex existing and emerging local, state, and federal laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. In addition, our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal information, or to protect personal information from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.
Replacing third-party vendors would be difficult and disruptive to our business.
Some services relating to our business, including fraud management and other customer verification services, cash processing, card production, and customer service, are outsourced to third-party vendors. We also depend on third-party banks to assist with our tax refund processing services. It would be difficult to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us or if they elected not to renew their contracts with us, and our business and operations would be adversely affected. Additionally, replacing third-party vendors with in-house solutions may lead to unanticipated operating costs and potential exposure to increased regulatory scrutiny. In particular, due to the seasonality in our business, any material service interruptions, service delays or changes in service contracts with key vendors during the tax season would result in losses that have an even greater adverse effect on that business than would be the case with our overall business.
Further, we have in the past and may in the future experience operational issues with the third-party call centers that we rely on to provide customer support. For example, many of our U.S. and international third-party call centers were closed during portions of the first half of 2020 due to the COVID-19 pandemic, which resulted in delayed responses to customers and a higher usage of automated services. While such issues have largely been resolved, these conditions contributed to transaction losses as compared to prior periods. Any prolonged closure or disruption in the services provided by such call centers would have an adverse effect on our business.
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
•regional economic and geopolitical instability and military conflicts;

•limited protection of our intellectual property and other assets;
•compliance with and unanticipated changes in local laws and regulations, including tax laws and regulations;
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
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. As a bank holding company and an FHC, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and FHCs. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Currently, under the BHC Act, we may not be able to engage in new activities or acquire shares or control of other businesses. Such restrictions might limit our ability to pursue future business opportunities which we might otherwise consider, but which might fall outside the scope of permissible activities. U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution's activities, including in connection with examinations, which take place on a continual basis. In some instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions, including those in examination reports. In addition, as part of the regular examination process, our and Green Dot Bank's regulators may advise us or our subsidiaries to operate under various restrictions as a prudential matter. Such restrictions may include not being able to engage in certain categories of new activities or acquire shares or control of other companies.
The failure by Green Dot Bank to properly classify its deposits could have an adverse effect on our financial condition.
The FDIC issued a final rule relating to the classification of brokered deposits, which became effective on April 1, 2021, with full compliance with certain provisions extended to January 1, 2022. The final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the new rule, Green Dot Bank reclassified its deposits as non-brokered. We cannot predict how the FDIC will interpret the new rule and whether it will result in a change in the way our deposits are classified. If the FDIC determines that Green Dot Bank’s deposits should actually be classified as brokered, such a finding could have an adverse impact on our financial condition.
Failure by us and our business partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
The banking, financial technology, transaction processing and tax refund processing services industries are highly regulated, and failure by us, the banks that issue our cards or the businesses that participate in our reload network or other business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we are subject to the anti-money laundering reporting and recordkeeping requirements of the BSA, as amended by the PATRIOT Act.
From time to time, federal and state legislators and regulatory authorities, including state attorney generals, increase their focus on the banking, consumer financial services and tax preparation industries and may propose and adopt new legislation or guidance that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent anti-money laundering rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable. Further, with the current administration and leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted that further regulate specific banking practices, including with respect to the fees we are permitted to charge to customers.
If additional regulatory requirements were imposed on our bank or the sale of our products and services, the requirements could lead to a loss of retail distributors, tax preparation partners or other business partners, which could materially and adversely impact our operations. Moreover, if our products are adversely impacted by the interpretation or enforcement of these regulations or if we or any of our retail distributors or tax preparation partners were unwilling or unable to make such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our products and services through that noncompliant retail distributor or tax preparation partner, which could materially and adversely affect our business, financial position and operating results.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2021, interchange revenues represented 27% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us and Green Dot Bank are exempt from the limitations imposed by the Dodd-Frank Act, there can be no assurance that future regulation or changes by the payment networks will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
Litigation or investigations could result in significant settlements, fines or penalties.
We are subject to regulatory oversight in the normal course of our business and have been and from time to time may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. For example, on October 5, 2021, Republic Bank & Trust Company ("Republic Bank") filed a lawsuit against us in the Court of Chancery of the State of Delaware. The lawsuit alleges breach of the purchase agreement related to our proposed acquisition of Republic Bank's Tax Refund Solutions business. The original complaint sought injunctive relief or, in the alternative, monetary damages. Republic Bank has indicated that it may seek to amend the pleadings to add additional claims. The outcome of this litigation, and any other litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impact of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline.
We may be unable to adequately protect our brand and our intellectual property rights related to our products and services or third parties may allege that we are infringing their intellectual property rights.
The Green Dot, GO2bank, MoneyPak, TPG and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result. We also rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 13 issued patents, 2 published patents and 1 patent application pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third parties.
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
If our quarterly and annual results of operations fall below the expectations of investors or any securities analysts who follow our Class A common stock, the trading price of our Class A common stock could decline substantially. Fluctuations in our quarterly or annual results of operations might result from a number of factors including the occurrence of one or more of the events or circumstances described in these risk factors, many of which are outside of our control, including, but not limited to:
•the timing and volume of purchases and use of our products and services;
•the timing and volume of tax refunds or other government payments processed by us;
•the timing and success of new product or service introductions by us or our competitors;
•fluctuations in customer retention rates;
•changes in the mix of products and services that we sell or changes in the mix of our client retail distributors;
•the timing of commencement of new and existing product roll outs, developments and initiatives and the lag before those new products, channels or retail distributors generate material operating revenues;
•our ability to effectively sell our products through direct-to-consumer initiatives;
•costs associated with significant changes in our risk policies and controls;

•the amount and timing of major advertising campaigns, including sponsorships;
•the amount and timing of capital expenditures and operating costs;
•our ability to control costs, including third-party service provider costs and sales and marketing expenses;
•volatility in the trading price of our Class A common stock;
•changes in the political or regulatory environment affecting the industries in which we operate;
•economic recessions or uncertainty in financial markets, and the impact of inflation; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic as well as the other items included in these risk factors.
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
Our ability to manage and grow our business will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. We may experience difficulty in managing transitions and assimilating newly-hired personnel, and if we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Current nationwide job market dynamics, where the number of workers across the U.S. who quit their job in a single month in 2021 has broken multiple all-time U.S. records (referred to as the "Great Resignation"), further increases the challenge of employee retention.
Acquisitions or investments, or the failure to consummate such transactions, could disrupt our business and harm our financial condition.
We have in the past acquired, and we expect to acquire in the future, other businesses and technologies. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. Failure to complete an acquisition could adversely affect our business as we could be required to pay a termination fee under certain circumstances or be subject to litigation (such as the recent lawsuit filed by Republic Bank), and our stock price may also suffer as the failure to consummate such an acquisition may result in negative perception in the investment community.
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
•integration of the acquired company’s systems and operations generally with ours;

•integration of employees from the acquired company into our organization;
•loss or termination, including costs associated with the termination or replacement of employees;
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $466.9 million as of December 31, 2021. Under generally accepted accounting principles in the United States ("U.S. GAAP"), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Not applicable.
ITEM 3. Legal Proceedings
Information with respect to this item may be found under the caption "Litigation and Claims" in Note 21—Commitments and Contingencies to the Consolidated Financial Statements included herein, which information is incorporated into this Item 3 by reference.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is listed on the NYSE under the symbol “GDOT.”
Holders of Record
As of January 31, 2022, we had 50 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In May 2017, our Board of Directors authorized, subject to regulatory approval, expansion of our stock repurchase program for $150 million. During the second quarter of 2019, we made an up-front payment of $100 million to enter into an accelerated share repurchase ("ASR") agreement. In August 2019, we completed final settlement under the ASR, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. We had no repurchase activity during the years ended December 31, 2021 and 2020.
In February 2022, our Board of Directors provided authorization to increase our stock repurchase limit to $100 million for any future repurchases.
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

Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Green Dot Corporation under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2016 and ending on the close of trading on the NYSE on December 31, 2021. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.
Total Return to Shareholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/16	2017	2018	2019	2020	2021
Green Dot Corporation	$100	$256	$338	$99	$237	$154
Russell 2000	$100	$115	$102	$128	$154	$176
S&P Smallcap 600	$100	$113	$104	$127	$142	$180
S&P Financials	$100	$122	$106	$140	$138	$186

ITEM 6. [Reserved]
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the "Securities Act") and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the continuing impact of the coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our and the U.S. government or regulator’s further responses to it, and those identified above, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this Annual Report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries.
Overview
Green Dot Corporation is a financial technology and registered bank holding company committed to giving all people the power to bank seamlessly, affordably, and with confidence. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all. Through our bank, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit and payroll cards, as well as robust money processing services, such as tax refund processing, cash deposits and disbursements.
Effective beginning with the first quarter of 2021, we have realigned our segment reporting based on how our current Chief Operating Decision Maker (our “CODM”) manages our businesses, including resource allocation and performance assessment. Our CODM (who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. As a result of this realignment, our operations are now aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income earned by our bank, eliminations of intersegment revenues and expenses, unallocated corporate expenses, and other costs that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Prior periods presented have been recast to align with our revised segment presentation for the year ended December 31, 2021. Refer to "Part 1, Item 1. Business" for more detailed information regarding the organization of our business.
Consolidated Financial Results and Trends
Our results of operations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Total operating revenues	$1,433,197	$1,253,760	$179,437	14.3%
Total operating expenses	1,366,723	1,223,687	143,036	11.7%
Net income	47,480	23,131	24,349	105.3%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the year ended December 31, 2021 increased $179.4 million, or 14% over the prior year comparable period, generating revenue growth across our Consumer Services and B2B Services segments, partially offset by lower revenues earned from our Money Movement Services.
Our deposit account programs within our Consumer Services and B2B Services segments continue to benefit from demand for digital payments. We have seen a fundamental shift in consumer behavior towards electronic payments throughout the COVID-19 pandemic that has created a higher demand and usage of our products and services. Additionally, these two segments have benefited from economic stimulus funds and incremental unemployment benefits enacted by the U.S. federal government. In December 2020, an additional $900 billion economic stimulus package was signed into law, providing for additional direct payments and enhanced unemployment benefits. In March 2021, another $1.9 trillion economic package was authorized under the American Rescue Plan Act of 2021, which provided for additional direct payments, enhanced unemployment benefits that expired in September 2021 and monthly child tax credit payments which expired in December 2021.
As a result of these consumer trends and economic factors, our consolidated gross dollar volume and purchase volume grew by 22% and 8%, respectively, for the year ended December 31, 2021, despite a year-over-year decline in total active accounts. This increase was driven by strong organic growth from new and existing partners in our B2B Services segment. Within our B2B Services segment, gross dollar volume and purchase volume each grew 51%, and 18%, respectively, for the year ended December 31, 2021, and the average number of active accounts in this segment across the year grew 8%. This growth resulted in an increase in program management service fee revenues earned from BaaS partners and interchange revenues.
In our Consumer Services segment, gross dollar volume declined 2% for the year ended December 31, 2021. Gross dollar volume was impacted by the reduction in enhanced federal unemployment benefits, as the weekly benefit to cardholders was reduced by half in 2021 compared with the prior year period and discontinued in early September 2021. The average number of active accounts and direct deposit accounts across the year declined by 6% and 3%, respectively, for the year ended December 31, 2021. Active accounts and direct deposit accounts in this segment declined, principally in the second half of 2021, as a result of the timing of when stimulus funds were received by cardholders at the end of December 2020, which resulted in a sizable increase in new and existing customers utilizing our account programs in the prior year. To a lesser extent, these metrics were also impacted by enhanced fraud monitoring controls we implemented to protect our customers. Despite these year-over-year declines in our Consumer Services segment, revenue growth in the segment benefited from customer adoption of new features, such as the introduction of our optional overdraft protection program services made available to cardholders across our portfolios, including our GO2bank product launched earlier this year, and favorable decreases in the amount of cash back rewards on our legacy card programs due to changes in consumer behavioral trends and the estimated redemption amounts.
While many of our cardholders have benefited from federal relief programs, much of the enhanced pandemic related unemployment benefits provided by the federal government ended in September 2021. The impact of further governmental actions and whether or not these benefits are reinstituted may also impact our future results. We expect our key performance indicators will continue to normalize as the effect of governmental actions continues to lessen.
Total Money Movement Services segment revenues for the year ended December 31, 2021 decreased by 17% compared with the prior year comparable period. The decrease in our Money Movement Services was primarily attributable to the number of cash transfers processed, which also decreased by 17% compared with the prior year comparable period. The decrease in volume of cash transfers was largely due to our decision not to renew a reload partner agreement in the fourth quarter of 2020. While the non-renewal of this agreement has impacted segment revenues and the number of cash transfers we process, the effect on segment profit was less impactful due to the higher than average sales commission rate associated with this agreement. Any year-over-year growth or decline in cash transfers in 2022 will be dependent on multiple factors, including the level of growth of deposit account programs in our Consumer Services and B2B Services segments.
Our tax processing revenues have also decreased year-over-year for the year ended December 31, 2021 as a result of a decrease in the number of tax refunds processed of 3% for the comparable period. The decrease in number of tax refunds processed for the year ended December 31, 2021 compared to the prior year period was attributable to lower volumes in both our online consumer and professional tax channels. Tax processing revenues were also impacted by lower unit economics earned from refund transfers with one of our largest customers due to the terms that were agreed upon in connection with a new multi-year arrangement.

Total operating expenses
Our total operating expenses for the year ended December 31, 2021 increased $143.0 million, or 12%, over the prior year comparable period. This increase was the result of several factors, including higher processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs and an increase in third-party call center support (a component of compensation and benefits expenses) within Consumer Services and B2B Services, to meet the increased demand in our customer service center as a result of our efforts to improve our customers' overall experience. In addition, both of these segments experienced year-over-year growth in transaction losses, a component within other general and administrative expenses, from increases in gross dollar volume and purchase volume in our B2B Services segment and the introduction of our overdraft protection services in our Consumer Services segment. The increase in total operating expenses for the year ended December 31, 2021 was partially offset by a decrease in sales and marketing expenses due to a decrease in sales commissions from lower revenues within our Money Movement Services segment, as well as impairment charges we recorded during the fourth quarter 2020 that did not recur in 2021. As a result of our shift to a remote workforce strategy in 2020, we recorded impairment charges in 2020 to our operating lease right-of-use assets and related property and equipment located at our office facilities, as well as certain internal-use software that were replaced by newer technology platforms.
We intend to continue to make growth-oriented investments and incur other expenditures that will benefit our financial results in 2022 and beyond. Our growth-oriented investments are focused on marketing efforts for our GO2bank product and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. To support our efforts in building a modern banking platform, we expect our software license and hosting costs, a component of other general and administrative expenses, and salary and wage expenses, a component of compensation and benefits expenses to increase year-over-year.
Income taxes
Our income tax expense for the year ended December 31, 2021 increased $11.3 million, or 227% over the prior year comparable period. The increase in our income tax expense was due primarily to a 127% increase in income before taxes and an increase in our effective tax rate. Our effective tax rate for the years ended December 31, 2021 and 2020 was 25.5% and 17.7%, respectively. The increase in our effective tax rate was primarily attributable to lower tax benefits from general business credits, stock-based compensation and higher expenses related to state taxes, net of federal benefits.
COVID-19 Update
The health and safety of our employees remains a top priority for our business and most of our U.S. personnel continue to operate remotely. In response to our remote workforce strategy, we have closed most of our U.S. leased office locations. However, we will be required to continue making our contractual payments until our operating leases are formally terminated or expire.
In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020, which has impacted the yields on our cash and investment balances. We have continued to experience a reduction in the amount of interest income we earn compared to recent periods prior to COVID-19. While it is expected that the Federal Reserve will increase interest rates in 2022 to slow the effects of economic inflation tied to the COVID-19 pandemic, it is uncertain when or how many times interest rates will be increased. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our revenues:

	Year Ended December 31,				Year Ended December 31,
	2021	2020	Change	%	2020	2019	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$70,822	$58,203	$12,619	21.7%	$58,203	$43,459	$14,744	33.9%
Number of Active Accounts*	5.07	5.45	(0.38)	(7.0)%	5.45	5.04	0.41	8.1%
Purchase Volume	$33,736	$31,220	$2,516	8.1%	$31,220	$27,004	$4,216	15.6%
Cash Transfers	40.51	48.71	(8.2)	(16.8)%	48.71	46.04	2.67	5.8%
Tax Refunds Processed	12.14	12.46	(0.32)	(2.6)%	12.46	12.09	0.37	3.1%
* Represents number of active accounts as of December 31, 2021, 2020, and 2019 respectively.
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
Number of Active Accounts — Represents any bank account within our Consumer Services and B2B Services segments that is subject to the USA PATRIOT Act of 2001 compliance and, therefore, requires customer identity verification prior to use and is intended to accept ongoing customer cash or ACH deposits. This metric includes checking accounts, general purpose reloadable prepaid card accounts, and secured credit card accounts in our portfolio that had at least one purchase, deposit or ATM withdrawal transaction during the applicable quarter. We use this metric to analyze the overall size of our active customer base and to analyze multiple metrics expressed as an average across this active account base.
Beginning with the first quarter of 2021, we have provided certain key metrics at the realigned segment level and have revised our direct deposit active account metric. Following these changes, the direct deposit active accounts metric only consists of accounts in our Consumer Services segment and no longer include direct deposit active accounts in our B2B Services segment. Based on the economic structure of our partnerships within our B2B services segment, we believe that total active accounts is the most relevant key metric for the B2B Services segment. We also narrowed the definition of "direct deposit active account" to include only active accounts that have received one or more payroll or government benefit transaction during the period. Prior period metrics have been restated to conform to our current definition. Our direct deposit active accounts within our Consumer Services segment, on average, have the longest tenure and generate the majority of our gross dollar volume in any period and thus, generate more revenue over their lifetime than other active accounts. Refer to sub-section entitled Consumer Services under “Segment Results” below for key metric results for direct deposit active accounts.
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
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on prepaid cards, checking accounts and certain cash transfer products, such as MoneyPak, pursuant to the terms and conditions in our customer agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees, if applicable, when a consumer purchases a prepaid card, gift card, or a checking account product through our Retail channel. Other revenues consist primarily of revenue associated with our gift card program, annual fees associated with our secured credit card portfolio, transaction-based fees, fees associated with optional products or services, such as our overdraft protection program, and cash-back rewards we offer to cardholders. Our cash-back rewards are recorded as a reduction to card revenues and other fees. Also included in card revenues and other fees are program management fees earned from our BaaS partners for programs we manage on their behalf.
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active accounts in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of products in our portfolio at any given point in time and upon the extent to which fees are waived based on various incentives provided to customers in an effort to encourage higher usage and retention. Our aggregate ATM fee revenues vary based upon the number of cardholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of products in our portfolio at any given point in time and the extent to which cardholders use ATMs within our free network that carry no fee for cash withdrawal transactions. Our aggregate new card fee revenues vary based upon the number of prepaid cards and checking accounts activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new account fees based on the product and/or the location or source where our products are purchased. The revenue we earn from each of these fees may also vary depending upon the channel in which the active accounts were acquired. For example, certain BaaS programs may not assess monthly maintenance fees and as a result, these accounts may generate lower fee revenue than other active accounts. Our aggregate other fees vary primarily based upon account sales of all types, gift card sales, purchase transactions and the number of active accounts in our portfolio.
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

Operating Expenses
We classify our operating expenses into the following four categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the commissions we pay to our retail distributors, brokers and partners, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized debit cards to consumers who have activated their cards. We generally establish commission percentages in long-term distribution agreements with our retail distributors and partners. Aggregate commissions with our retail distributors are determined by the number of account products and cash transfers sold at their respective retail stores. Commissions with our partners and, in certain cases, our retail distributors are determined by the revenue generated from the ongoing use of the associated card programs. We incur advertising and marketing expenses for television, sponsorships, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of accounts activated by consumers.
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
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, amortization of our intangible assets, impairment charges of long-lived assets, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active accounts in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, amortization of our acquired intangible assets, impairment charges of long-lived assets, rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, current circumstances and various other assumptions that our management believes to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
As prescribed under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, we recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, as determined under a five-step process.
We charge new card fees, if applicable, when a consumer purchases a prepaid card, gift card, or a checking account product through our Retail channel. Our new card fee provides our cardholders a material right and accordingly we defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our performance obligation to our customers. We consider the performance obligation period to be the average card lifetime, which is currently less than one year for our deposit account programs acquired through our Retail channel. The average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance. We reassess average card lifetime quarterly for prepaid cards and checking accounts and annually for gift cards. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
We also defer commissions paid to retail distributors related to new card sales as costs to obtain contracts and expense ratably over the average card lifetime commensurate with our deposit account programs acquired through our Retail channel.
Transaction prices related to our account services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cash-back rewards and fee assessments that may overdraw an account. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
The amount of cash-back rewards on our programs varies based on multiple factors, including the terms and conditions for cardholder eligibility, the redemption amount based on cardholder activity, and the cardholder redemption rates. Our estimated cash-back rewards are recorded as a reduction to card revenues and other fees on our consolidated statements of operations and as a component of other accrued liabilities on our consolidated balance sheets. Cash rewards have decreased by approximately 51% for the year ended December 31, 2021 compared to the prior year period, as our cash-back programs have declined, principally from our decision to shift from our Green Dot Unlimited product to our recently launched GO2bank product which does not have a cash rewards feature. Increases or decreases in our estimate of cash-back rewards is dependent upon cardholder behavioral changes and we periodically evaluate our estimation process and assumptions based on developments in redemption patterns, dollars redeemed and other cardholder behavioral trends. A relatively small change in any of our assumptions could result in a sizable increase or decrease in the amount of cash-back rewards we accrue. For example, on our Green Dot Unlimited product, a combination of a 1% increase in cardholder eligibility and a $1 increase in the average redemption amount would translate to additional cash rewards of approximately $0.7 million. Differences between actual results and our estimates are adjusted in the period that each cardholder's annual rewards cycle is completed.
Reserve for Uncollectible Overdrawn Accounts
For cardholders who are not enrolled or do not meet the eligibility requirements of our overdraft protection program, we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, however, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can still result in overdrawn accounts. These overdrawn account balances are deemed to be receivables due from cardholders, and are included as a component of accounts receivable, net, on our consolidated balance sheets.
We generally recover overdrawn account balances from those cardholders that perform a reload transaction and in some cases, through enforcement of payment network rules, which allow us to recover the amounts from the merchant where the purchase transaction was conducted. However, we are exposed to losses from any unrecovered overdrawn account balances. The probability of recovering these amounts is primarily related to the number of days that have elapsed since an account had transaction activity, such as a purchase, ATM transaction or fee assessment. We generally recover approximately 50-60% of overdrawn account balances in accounts that have had transaction activity in the last 30 days and less than 10% when more than 30 days have elapsed. As such, we establish a reserve for uncollectible overdrawn accounts.
We classify overdrawn accounts by transaction type and age groups based on the number of days since the account last had activity. We then calculate a reserve factor for each transaction type and age group based on the average recovery rate for the most recent six months discussed above. These factors are applied to these groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent over time. Generally, when more than 60 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts. Our actual recovery rates and related estimates thereof may change in the future in response to factors such as customer behavior, product pricing and features that impact the frequency and velocity of reloads and other deposits to such accounts. We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations.
Allowance for Credit Losses
We establish an allowance for estimated credit losses inherent in our loan portfolio over the life of the loans, including our secured credit cards and overdrawn balances associated with our overdraft protection program. For each portfolio of loans, we analyze historical loss rates and other factors to determine a loss rate, and consider if adjustments are needed for current conditions, and other reasonable and supportable forecasts beyond our balance sheet date that may differ from historical results. We also consider adjustments based on qualitative factors which in our judgment may affect the expected credit losses including, but not limited to, changes in prevailing economic or market conditions and the estimated value of the underlying collateral for collateral dependent loans. We separately establish specific allowances for impaired loans based on the present value of changes in cash flows expected to be collected, or for impaired loans that are considered collateral dependent, the estimated fair value of the collateral less estimated costs to sell, if any.
Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends. We test for impairment of goodwill by first assessing various qualitative factors with respect to developments in our business and the overall economy to determine if it is more likely than not our goodwill is impaired. In the event it is more likely than not the carrying value of our reporting units is greater than its fair value, we calculate the estimated fair value of the reporting unit and record an impairment charge for the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. We completed our annual goodwill impairment test as of September 30, 2021 and concluded there was no impairment in any of our reporting units.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. No impairment charges were recognized related to our intangible assets for the years ended December 31, 2021 and 2020.

Results of Operations
Pursuant to instruction 1 of the instructions to paragraph 303(a) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2020 to fiscal year ended December 31, 2019 has been omitted. Such omitted discussion can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021.
    Comparison of Consolidated Results for the Years Ended December 31, 2021 and 2020
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Year Ended December 31,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$788,834	55.0%	$593,915	47.4%
Cash processing revenues	245,539	17.1	293,216	23.4
Interchange revenues	380,037	26.6	351,843	28.0
Interest income, net	18,787	1.3	14,786	1.2
Total operating revenues	$1,433,197	100.0%	$1,253,760	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $788.8 million for the year ended December 31, 2021, an increase of $194.9 million, or 33%, from the comparable prior year period. Our card revenues and other fees increased in part as a result of an increase in total gross dollar volume of 22%. The increase in total gross dollar volume resulted in an increase in program management service fee revenues earned from BaaS partners. Card revenues and other fees also increased as a result of optional features recently launched on our card programs, such as our overdraft protection program, as well as a favorable decrease in the estimated accrual of cash back rewards, which we record as a reduction to revenue. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program currently in effect, customer activity and customer redemption rates.
Cash Processing Revenues — Cash processing revenues totaled $245.5 million for the year ended December 31, 2021, a decrease of $47.7 million, or 16%, from the comparable prior year period. The decrease is primarily due to a decline in the number of cash transfers processed year-over-year, largely due to our decision not to renew a reload network agreement with a partner in the fourth quarter of 2020. Additionally, we experienced a lower number of tax refunds processed between the comparable periods and lower unit economics earned from refund transfers with one of our largest customers due to the terms that were agreed upon in connection with a new multi-year arrangement.
Interchange Revenues — Interchange revenues totaled $380.0 million for the year ended December 31, 2021, an increase of $28.2 million, or 8%, from the comparable prior year period. The increase was primarily due to an increase in purchase volume during the year ended December 31, 2021.
Interest Income, net — Net interest income totaled $18.8 million for the year ended December 31, 2021, an increase of $4.0 million, or 27%, from the comparable prior year period. The increase in net interest income earned was the result of an increase in the size of our investment securities portfolio, funded primarily from increases in deposit accounts attributed to economic stimulus funds and other government benefit programs, as well as organic growth in certain deposit account programs.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2021		2020
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$382,163	26.7%	$415,111	33.1%
Compensation and benefits expenses	264,686	18.5	233,155	18.6
Processing expenses	389,284	27.2	293,711	23.4
Other general and administrative expenses	330,590	23.1	281,710	22.5
Total operating expenses	$1,366,723	95.5%	$1,223,687	97.6%
Sales and Marketing Expenses — Sales and marketing expenses totaled $382.2 million for the year ended December 31, 2021, a decrease of $32.9 million, or 8% compared to the year ended December 31, 2020. This decrease was primarily driven by a decrease in sales commissions due to lower revenues within our Money Movement Services segment, partially offset by higher advertising and supply chain expenses in connection with the continued roll-out of GO2bank, which we launched in the first quarter of 2021.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $264.7 million for the year ended December 31, 2021, an increase of $31.5 million, or 14%, compared to the year ended December 31, 2020. The increase was primarily due to higher third-party call center support costs to meet increased demand in our customer service center from the volume of federal relief funds deposited into our account programs and our effort to improve our customer's overall experience, partially offset by lower employee stock-based compensation due to the acceleration of awards in the prior year period associated with certain former executive employees.
Processing Expenses — Processing expenses totaled $389.3 million for the year ended December 31, 2021, an increase of $95.6 million, or 33%, compared to the year ended December 31, 2020. This increase was principally due to growth in BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $330.6 million for the year ended December 31, 2021, an increase of $48.9 million, or 17%, from the comparable prior year period. This increase was primarily due to a year-over-year growth in transaction losses as a result of increases in gross dollar volume and purchase volume in our B2B Services segment and the introduction of our overdraft protection services in our Consumer Services segment, as well as higher professional fees and software license expenses for the reasons discussed above. These increases were partially offset by lower rent expenses as a result of our office closures in the U.S and related impairment charges of long-lived assets recorded during the year ended December 31, 2020.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.2	(2.0)
General business credits	(2.2)	(10.9)
Employee stock-based compensation	(2.6)	(7.7)
IRC 162(m) limitation	8.0	17.2
Non-deductible penalties	—	1.1
Capital loss valuation allowance release	—	(1.1)
Other	0.1	0.1
Effective tax rate	25.5%	17.7%

Our income tax expense totaled $16.2 million for the year ended December 31, 2021, representing an increase of $11.3 million from the comparable prior year period. The increase in income tax expense was primarily driven by the increase in our operating income.
Our effective tax rate for the year ended December 31, 2021 is higher than our statutory federal income tax rate primarily due to higher taxes from non-deductible executive compensation and expenses related to state taxes, net of federal benefits. Our effective tax rate for the year ended December 31, 2020 was lower than our statutory federal income tax rate primarily due to tax benefits from general business credits and stock-based compensation, offset by higher taxes from non-deductible executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Supplemental financial results and key metric data under our revised reportable segments structure for the fiscal year ended December 31, 2019 may be referenced on Form 8-K filed with the SEC on May 3, 2021. These changes had no impact on our previously reported consolidated financial results for the year ended December 31, 2019.
Consumer Services

	Year Ended December 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$694,725	$620,414	$74,311	12.0%
Segment expenses	471,121	408,244	62,877	15.4%
Segment profit	$223,604	$212,170	$11,434	5.4%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$31,455	$32,139	$(684)	(2.1)%
Active Accounts*	3.10	3.73	(0.63)	(16.9)%
Direct Deposit Active Accounts*	0.76	0.88	(0.12)	(13.6)%
Purchase Volume	$23,640	$22,694	$946	4.2%
* Represents number of active and direct deposit active accounts as of December 31, 2021 and 2020, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2021				2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$6,300	$6,811	$8,188	$10,156	$7,562	$8,333	$8,683	$7,561
Number of active accounts	3.10	3.38	3.97	4.07	3.73	3.98	4.10	3.70
Direct deposit active accounts	0.76	0.83	0.92	0.97	0.88	0.91	0.90	0.89
Purchase volume	$4,881	$5,166	$6,455	$7,138	$5,176	$5,840	$6,123	$5,555
Segment revenues within Consumer Services for the year ended December 31, 2021 increased $74.3 million, or 12%, compared to the prior year comparable period, while our segment expenses for the year ended December 31, 2021 increased $62.9 million, or 15%.
Our gross dollar volume and the average number of active accounts and direct deposit active accounts across the year decreased by 2%, 6% and 3%, respectively, during the year ended December 31, 2021 from the comparable prior year period, due to varying factors, including decreases in enhanced federal unemployment benefits in 2021, the timing of economic stimulus received by cardholders at the end of December 2020, and to a lesser extent, enhanced fraud monitoring controls implemented in the current year, as described above under "Overview." Purchase volume increased by 4% during the year ended December 31, 2021 from the comparable prior year period.

Despite these decreases in some of our key metrics, we generated total revenue growth within this segment for the year ended December 31, 2021 from higher interchange revenue associated with the increase in purchase volume, customer adoption of new features, such as the introduction of our recent overdraft protection program, which is an optional service offered to our cardholders, and a favorable decrease in the estimated accrual of cash back rewards. Our cash back rewards are recorded as a reduction to revenue and is attributable to changes in consumer behavioral trends and estimated redemption amounts. These increases were partially offset by decreases in the amount of monthly maintenance fees and ATM revenue as a result of the decreases in our gross dollar volume stated above.
Consumer Services expenses increased for the year ended December 31, 2021 from the comparable prior year period, principally due to increased staffing of third-party call center support to meet the increased demand in our customer service center as a result of our effort to improve our customer's overall experience and growth in transaction losses, in part due to the introduction of our overdraft protection services. Expenses in our Consumer Services segment also increased due to higher advertising and supply chain expenses in connection with the continued roll-out of GO2bank.
B2B Services

	Year Ended December 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$458,584	$304,651	$153,933	50.5%
Segment expenses	385,428	238,759	146,669	61.4%
Segment profit	$73,156	$65,892	$7,264	11.0%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$39,367	$26,064	$13,303	51.0%
Active Accounts*	1.97	1.72	$0.25	14.5%
Purchase Volume	$10,096	$8,526	$1,570	18.4%
* Represents number of active accounts as of December 31, 2021 and 2020, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2021				2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$10,053	$9,593	$9,211	$10,510	$6,787	$6,120	$6,424	$6,733
Number of active accounts	1.97	1.99	2.06	2.28	1.72	1.74	2.15	2.04
Purchase volume	$2,184	$2,190	$2,415	$3,307	$1,685	$1,760	$2,354	$2,727
Segment revenues within our B2B Services for the year ended December 31, 2021 increased $153.9 million, or 51%, compared to the prior year period, while our segment expenses for the year ended December 31, 2021 increased $146.7 million, or 61%.
Our total gross dollar volume increased 51% during the year ended December 31, 2021 from the comparable prior year period, and the average number of active accounts within our B2B Services segment across the year increased by 8% year-over-year as of December 31, 2021 as we continued to experience organic growth from both new and existing users in certain BaaS programs as the demand for digital payments continues, as well as economic stimulus received by our partner programs. Purchase volume also increased approximately 18% for the year ended December 31, 2021 from the comparable prior year periods, as result of this increased gross dollar volume. The increase in gross dollar volume and purchase volume drove an increase in our program management service fee revenues earned from our BaaS partners and an increase in the amount of interchange revenue earned.
Despite year-over-year revenue growth for the year ended December 31, 2021, our segment profit has been impacted by the increased staffing of third-party call center support to meet the increased demand in our customer service center and growth in transaction losses as a result of the year-over-year increases in gross dollar volume and purchase volume. This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth. BaaS is our newest channel of business and we remain focused on investing in it and exploring new partnership agreements moving forward.
Money Movement Services

	Year Ended December 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$239,735	$288,009	$(48,274)	(16.8)%
Segment expenses	123,770	164,128	(40,358)	(24.6)%
Segment profit	$115,965	$123,881	$(7,916)	(6.4)%

Key Metrics	(In millions, except percentages)
Cash Transfers	40.51	48.71	(8.2)	(16.8)%
Tax Refunds Processed	12.14	12.46	(0.32)	(2.6)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2021				2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	9.95	10.05	10.19	10.32	11.29	12.81	12.48	12.13
Number of tax refunds processed	0.12	0.43	4.15	7.44	0.11	0.75	1.90	9.70
Segment revenues within our Money Movement services for the year ended December 31, 2021 decreased $48.3 million, or 17%, from the comparable prior year period, and segment expenses for the year ended December 31, 2021 decreased $40.4 million, or 25%.
The number of cash transfers processed decreased for the year ended December 31, 2021, was largely due to our decision not to renew a reload partner agreement in the fourth quarter of 2020. While the non-renewal of this agreement has impacted segment revenues and the number of cash transfers we process, the effect on segment profitability was less impactful due to the higher than average sales commission rate associated with this agreement. Any year-over-year growth or decline in cash transfers in 2022 will be dependent on multiple factors, including the level of growth of deposit account programs in our Consumer Services and B2B Services segments. In addition, our tax processing revenues decreased for the year ended December 31, 2021 primarily due to a lower number of tax refunds processed and lower unit economics earned from refund transfers with one of our largest customers due to the terms that were agreed upon in connection with a new multi-year arrangement.
Corporate and Other

	Year Ended December 31,
	2021	2020	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$(5,169)	$(12,554)	$7,385	(58.8)%
Unallocated corporate expenses and inter-segment eliminations	190,592	183,577	7,015	3.8%
	$(195,761)	$(196,131)	$370	(0.2)%
Revenues within Corporate and Other are comprised of net interest income earned by our bank and inter-segment eliminations. Unallocated corporate expenses include our fixed expenses such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent and utilities, insurance and inter-segment eliminations. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 24— Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Net interest income increased year-over-year for the year ended December 31, 2021 as a result of an increase in the size of our investment securities portfolio.
Unallocated corporate expenses for the year ended December 31, 2021 increased year-over-year by approximately 4%, as a result of higher professional services expenses, software licenses and telecommunication expenses, partially offset by lower corporate reserves and rent expenses.
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
The Basel III rules, which were promulgated by the Federal Reserve and other U.S. banking regulators, provide for risk-based capital, leverage and liquidity standards. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. Either or both of Green Dot Corporation and Green Dot Bank may qualify for and opt to use, from time to time, the community bank leverage ratio framework under the Federal Reserve’s version of the U.S. Basel III Rules. Under the community bank leverage ratio framework, a qualifying community banking organization may generally satisfy its capital requirements (and capital conservation buffer) under the U.S. Basel III rules provided that it has a Tier 1 leverage ratio greater than 9% and satisfies other applicable conditions. In 2021, Green Dot Corporation and Green Dot Bank qualified for (including, in the case of Green Dot Bank, through grace periods) and opted to use the community bank leverage ratio framework. Going forward, we expect that Green Dot Corporation will continue to qualify for and use the community bank leverage ratio framework, and that Green Dot Bank will calculate and disclose its risk-based capital ratios and Tier 1 leverage ratio under standardized approach of the U.S. Basel III Rules.
As of December 31, 2021 and 2020, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2021 which management believes would have changed our category as "well capitalized."
The definitions associated with the amounts and ratios below are as follows:

Ratio	Definition
Tier 1 leverage ratio	Tier 1 capital divided by average total assets
Common equity Tier 1 capital ratio	Common equity Tier 1 capital divided by risk-weighted assets
Tier 1 capital ratio	Tier 1 capital divided by risk-weighted assets
Total risk-based capital ratio	Total capital divided by risk-weighted assets

Terms	Definition
Tier 1 capital and Common equity Tier 1 capital	Primarily includes common stock, retained earnings and accumulated OCI, net of deductions and adjustments primarily related to goodwill, deferred tax assets and intangibles.
Total capital	Tier 1 capital plus supplemental capital items such as the allowance for credit losses, subject to certain limits
Average total assets	Average total consolidated assets during the period less deductions and adjustments primarily related to goodwill, deferred tax assets and intangibles assets
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at December 31, 2021 and 2020, were as follows:

	December 31, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$637,338	15.9%	4.0%	n/a
Common equity Tier 1 capital	$637,338	54.0%	4.5%	n/a
Tier 1 capital	$637,338	54.0%	6.0%	6.0%
Total risk-based capital	$648,038	54.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$329,162	9.1%	4.0%	5.0%
Common equity Tier 1 capital	$329,162	40.7%	4.5%	6.5%
Tier 1 capital	$329,162	40.7%	6.0%	8.0%
Total risk-based capital	$336,461	41.6%	8.0%	10.0%

	December 31, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$515,134	17.5%	4.0%	n/a
Common equity Tier 1 capital	$515,134	57.8%	4.5%	n/a
Tier 1 capital	$515,134	57.8%	6.0%	6.0%
Total risk-based capital	$518,358	58.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$253,895	10.1%	4.0%	5.0%
Common equity Tier 1 capital	$253,895	46.1%	4.5%	6.5%
Tier 1 capital	$253,895	46.1%	6.0%	8.0%
Total risk-based capital	$254,855	46.3%	8.0%	10.0%
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Total cash provided by (used in)
Operating activities	$162,533	$209,178
Investing activities	(1,368,487)	(785,832)
Financing activities	1,034,893	1,007,201
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(171,061)	$430,547
During the years ended December 31, 2021 and 2020, we financed our operations primarily through our cash flows provided by operating activities and customer funds held on deposit. From time to time, we may also finance short term working capital activities through our borrowings under our credit facility. At December 31, 2021, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.3 billion. We also consider our $2.1 billion of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our credit facility will be sufficient to meet our working capital, capital expenditures, equity method investee capital commitments, and any other capital needs for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of COVID-19 on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $162.5 million of net cash provided by operating activities in the year ended December 31, 2021 principally resulted from $47.5 million of net income, adjusted for certain non-cash operating expenses of $184.9 million, and a decrease in net working capital assets and liabilities of $69.8 million.
Our $209.2 million of net cash provided by operating activities in the year ended December 31, 2020 principally resulted from $23.1 million of net income, adjusted for certain non-cash operating expenses of $157.5 million, and an increase in net working capital assets and liabilities of $28.6 million.
Cash Flows from Investing Activities
Our $1.4 billion of net cash used in investing activities in the year ended December 31, 2021 primarily reflects purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $1.2 billion, payments for the development and acquisition of property and equipment of $57.4 million, purchases of bank-owned life insurance policies of $55.0 million, and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million. Capital commitment relief granted to us at the end of 2020 by the Federal Reserve on our prepaid card deposits has provided greater flexibility in how we can utilize our cash and cash equivalents, and as a result, we purchased additional available-for-sale investment securities compared to the prior year period.
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
Cash Flows from Financing Activities
Our $1.0 billion of net cash provided by financing activities for the year ended December 31, 2021 was principally the result of a net increase in customer deposits of $555.1 million, and a net increase in obligations to customers of $488.7 million.
Our $1.0 billion of net cash provided by financing activities for the year ended December 31, 2020 was principally the result of a net increase in customer deposits of $1.6 billion, partially offset by a net decrease in obligations to customers of $512.5 million and net repayments on our revolving credit facility of $35.0 million.
Total customer deposit balances increased substantially for the years ended December 31, 2021 and 2020 driven primarily by stimulus funds and other government benefits received by our cardholders under the CARES Act and the American Rescue Plan Act.
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
The terms of our existing agreement also provide for a method to determine an alternative benchmark interest rate in anticipation of the discontinuation of LIBOR under reference rate reform. This alternative benchmark rate will be selected between the parties taking into consideration recommendations from regulatory bodies or based on prevailing market conventions at the time the alternative rate is established, and may include the Secured Overnight Financing Rate.
As of December 31, 2021, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.

We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At December 31, 2021, we were in compliance with all such covenants.
Material Cash Requirements
While the effect of COVID-19 has created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and purchase property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of the COVID-19 pandemic. We intend to continue to invest in new products and programs we believe are critical, including GO2bank, new features for our existing products and IT infrastructure such as our core banking and card management systems in order to scale and operate effectively to meet our strategic objectives. While we expect these capital expenditures will exceed the amount of our capital expenditures in 2021, we expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.
Additionally, we may make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. If another economic relief package is signed into law that provides for substantial additional direct payments and unemployment benefits, we may need to increase the size of our cash contributions to Green Dot Bank to maintain its capital, leverage and other financial commitments.
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
In response to our remote employee workforce strategy in the U.S., we have closed most our leased office locations. However, we are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of less than 1 year to approximately 5 years, subject to renewal options of varying terms, and as of December 31, 2021, we had a total lease liability of $15.1 million. See Note 20 - Leases of the Notes to our Consolidated Financial Statements for additional information regarding our lease liabilities as of December 31, 2021.
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

Statistical Disclosure by Bank Holding Companies
The following section presents supplemental information for Bank Holding Companies. The tables in this section include Green Dot Bank information only.
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021			2020			2019
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$37,347	$6,166	16.5%	$22,533	$2,454	10.9%	$23,656	$2,050	8.7%
Taxable investment securities	1,271,329	13,831	1.1	506,152	7,031	1.4	229,575	6,722	2.9
Non-taxable investment securities	28,956	712	2.5	11,481	278	2.4	399	10	2.5
Federal reserve stock	7,069	322	4.6	5,473	272	5.0	5,377	273	5.1
Fee advances	6,756	1,491	22.1	7,775	1,455	18.7	6,301	1,296	20.6
Cash	2,012,597	2,539	0.1	1,769,837	5,709	0.3	1,124,979	24,616	2.2
Total interest-bearing assets	3,364,054	25,061	0.7%	2,323,251	17,199	0.7%	1,390,287	34,967	2.5%
Non-interest bearing assets	274,145			131,612			255,997
Total assets	$3,638,199			$2,454,863			$1,646,284

Liabilities
Interest-bearing liabilities
Checking accounts	$5,345	$5	0.1%	$9,271	$54	0.6%	$80,642	$1,750	2.2%
Savings deposits	26,745	25	0.1	20,702	41	0.2	23,598	41	0.2
Time deposits, denominations greater than or equal to $250	1,827	26	1.4	1,146	16	1.4	373	13	3.5
Time deposits, denominations less than $250	3,142	37	1.2	3,682	37	1.0	3,966	27	0.7
Total interest-bearing liabilities	37,059	93	0.3%	34,801	148	0.4%	108,579	1,831	1.7%
Non-interest bearing liabilities	3,304,652			2,173,578			1,225,023
Total liabilities	3,341,711			2,208,379			1,333,602
Total stockholders' equity	296,488			246,484			312,682
Total liabilities and stockholders' equity	$3,638,199			$2,454,863			$1,646,284

Net interest income/yield on earning assets		$24,968	0.4%		$17,051	0.3%		$33,136	0.8%
___________
(1)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
The following table presents the amount of changes in interest income and interest expense due to changes in both average volume and average rate for the years ended:

	December 31, 2021			December 31, 2020
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Interest-earning assets
Loans	$3,712	$1,266	$2,446	$404	$526	$(122)
Taxable investment securities	6,800	(1,524)	8,324	309	(3,533)	3,842
Non-taxable investment securities	434	4	430	268	(1)	269
Federal reserve stock	50	(23)	73	(1)	(6)	5
Fee advances	36	261	(225)	159	(116)	275
Cash	(3,170)	(3,476)	306	(18,907)	(20,987)	2,080
Change in interest income	$7,862	$(3,492)	$11,354	$(17,768)	$(24,117)	$6,349

Interest-bearing liabilities
Checking accounts	$(49)	$(43)	$(6)	$(1,696)	$(1,205)	$(491)
Savings deposits	(16)	(22)	6	—	6	(6)
Time deposits, denominations greater than or equal to $250	10	—	10	3	(8)	11
Time deposits, denominations less than $250	—	7	(7)	10	12	(2)
Change in interest expense	(55)	(58)	3	(1,683)	(1,195)	(488)
Change in net interest income and expense	$7,917	$(3,434)	$11,351	$(16,085)	$(22,922)	$6,837
___________
(1)The change in interest income and expense not solely due to changes in volume or rate has been allocated on a pro-rata basis to the volume and rate columns.
Maturities and Sensitivities to Changes in Interest Rates
The following table presents contractual maturities of loans by type. All of our loans due after one year are based upon fixed interest rates under the stated terms of the loan agreements:

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
	(In thousands)
Residential	$526	$629	$2,286	$281	$3,722
Commercial	2,533	11	848	—	3,392
Installment	42	1,261	40	—	1,343
Consumer	10,032	—	—	—	10,032
Secured credit card	6,336	—	—	—	6,336
Total fixed-income securities	$19,469	$1,901	$3,174	$281	$24,825

Allocation of Reserve of Credit Losses
The following table shows the reserve for credit losses allocated to each loan category:

	December 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Residential	$87	1.6%	$93	12.3%
Commercial	32	0.6	34	4.5
Installment	42	0.8	37	4.9
Consumer	4,384	78.9	—	—
Secured credit card	1,010	18.2	593	78.3
Total	$5,555	100.0%	$757	100.0%

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021		December 31, 2020		December 31, 2019
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$5,345	0.1%	$9,271	0.6%	$80,642	2.2%
Savings deposits	26,745	0.1	20,702	0.2	23,598	0.2
Time deposits, denominations greater than or equal to $250	1,827	1.4	1,146	1.4	373	3.5
Time deposits, denominations less than $250	3,142	1.2	3,682	1.0	3,966	0.7
Total interest-bearing deposit accounts	37,059	0.3%	34,801	0.4%	108,579	1.7%
Non-interest bearing deposit accounts	2,926,280		1,898,216		839,657
Total deposits	$2,963,339		$1,933,017		$948,236
Our aggregate deposits in denominations that met or exceeded FDIC limits were $180 million, $115 million and $98 million as of December 31, 2021, 2020 and 2019, respectively. Our time deposits portfolio in excess of FDIC limits is not material at December 31, 2021.
Key Financial and Credit Ratios
The following tables show certain of Green Dot Bank’s key financial and credit ratios for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Net return on assets	2.0%	2.0%	3.4%
Net return on equity	24.6	19.7	17.7
Equity to assets ratio	8.1	10.0	19.0
Allowance for credit losses to total loans outstanding	22.4	3.5	5.2
Nonaccrual loans to total loans outstanding	3.4	6.3	9.7
Allowance for credit losses to nonaccrual loans	648.9	55.5	53.4

	December 31, 2021	December 31, 2020	December 31, 2019
Net charge-offs during the period to average loans outstanding:	(In thousands)
Consumer
Net charge-off during the period	$18,798	$—	$—
Average amount outstanding	7,578	—	—
Secured credit card
Net charge-off during the period	1,382	1,269	1,678
Average amount outstanding	14,062	14,703	17,476
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
Interest rates
While operating net interest income has become a more meaningful component to our consolidated operating results, we do not consider our cash and cash equivalents or our investment securities to be subject to material interest rate risk due to their short duration. However, the Federal Open Market Committee ("FOMC") decreased the federal funds target rate in March 2020 to a range of 0%-0.25%, which has impacted the amount of net interest income we earn. While it is widely expected that the FOMC will increase interest rates in 2022 to slow the effects of economic inflation tied to the COVID-19 pandemic, it is uncertain when or how many times interest rates will be increased. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future.
As of December 31, 2021, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 11 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2021, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Inflation risks
We do not believe that inflation has or will have a material effect on our business, financial condition or results of operations. Nonetheless, if our borrowing rates were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us. However, we believe this risk is largely offset by the higher interest rate yields on our cash and investment portfolios as well as anticipated increases in consumer spending caused by inflation that would result in increased interchange revenue. Further, because the majority of our investment portfolio is subject to longer maturity dates, we believe the risk of realized losses from selling fixed income securities at a discount to the market is immaterial.
Credit and liquidity risks
We are exposed to credit and liquidity risks associated with the financial institutions that hold our cash and cash equivalents, restricted cash, available-for-sale investment securities, settlement assets due from retail distributors, third-party payment processors and other partners that collect funds and fees from our customers, and amounts due from our issuing banks for fees collected on our behalf.
We manage the credit and liquidity risks associated with our cash and cash equivalents, available-for-sale investment securities, loans and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well capitalized institutions and restricts investments to highly liquid, low credit risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the risk committee of our Board of Directors.
Our exposure to credit risk associated with settlement assets is mitigated due to the short time period, currently an average of two days that settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor, third-party payment processors and other partners. We monitor each partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring partner exposure and assigning credit limits and reports regularly to the risk committee of our Board of Directors. We continue to monitor our exposure to credit risk with our retail distributors and other business partners in light of the COVID-19 pandemic.

ITEM 8. Financial Statements and Supplementary Data
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on Internal Control over Financial Reporting
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Green Dot Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As shown in the consolidated statement of operations and discussed in Note 2 and Note 3 of the consolidated financial statements, the Company recorded card revenues and other fees of $788.8 million, interchange revenues of $380.0 million, and cash processing revenues of $245.5 million in operating revenues for the year ended December 31, 2021. Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, and other card revenues, which include revenue associated with the Company’s gift card program. The Company records estimated cash back rewards as a reduction to card revenues and other fees. Cash processing include cash transfer revenues, Simply Paid disbursement revenues, and tax refund processing service revenues. The Company’s revenue recognition differs between each of these discrete revenue streams. The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

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
Los Angeles, California
February 25, 2022

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,322,319	$1,491,842
Restricted cash	3,321	4,859
Settlement assets	320,377	782,262
Accounts receivable, net	80,401	67,755
Prepaid expenses and other assets	81,380	66,705
Income tax receivable	1,354	—
Total current assets	1,809,152	2,413,423
Investment securities available-for-sale, at fair value	2,115,501	970,969
Loans to bank customers, net of allowance for credit losses of $5,555 and $757 as of December 31, 2021 and 2020, respectively	19,270	21,011
Prepaid expenses and other assets	136,400	40,481
Property, equipment, and internal-use software, net	135,341	133,400
Operating lease right-of-use assets	10,967	13,134
Deferred expenses	16,855	18,332
Net deferred tax assets	15,048	12,739
Goodwill and intangible assets	466,943	491,778
Total assets	$4,725,477	$4,115,267
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,353	$34,823
Deposits	3,286,889	2,735,116
Obligations to customers	124,221	95,375
Settlement obligations	15,682	17,759
Amounts due to card issuing banks for overdrawn accounts	513	235
Other accrued liabilities	128,294	145,359
Operating lease liabilities	6,918	8,175
Deferred revenue	28,903	28,584
Income tax payable	291	12,146
Total current liabilities	3,643,064	3,077,572
Other accrued liabilities	3,531	4,275
Operating lease liabilities	8,209	16,396
Net deferred tax liabilities	—	7,192
Total liabilities	3,654,804	3,105,435
Commitments and contingencies (Note 21)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2021 and 2020; 54,868 and 54,034 shares issued and outstanding as of December 31, 2021 and 2020, respectively	55	54
Additional paid-in capital	401,055	354,460
Retained earnings	699,370	651,890
Accumulated other comprehensive (loss) income	(29,807)	3,428
Total stockholders’ equity	1,070,673	1,009,832
Total liabilities and stockholders’ equity	$4,725,477	$4,115,267
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$788,834	$593,915	$459,357
Cash processing revenues	245,539	293,216	287,064
Interchange revenues	380,037	351,843	330,233
Interest income, net	18,787	14,786	31,941
Total operating revenues	1,433,197	1,253,760	1,108,595
Operating expenses:
Sales and marketing expenses	382,163	415,111	386,840
Compensation and benefits expenses	264,686	233,155	198,412
Processing expenses	389,284	293,711	200,674
Other general and administrative expenses	330,590	281,710	199,751
Total operating expenses	1,366,723	1,223,687	985,677
Operating income	66,474	30,073	122,918
Interest expense, net	150	761	1,864
Other (expense) income, net	(2,624)	(1,217)	27
Income before income taxes	63,700	28,095	121,081
Income tax expense	16,220	4,964	21,184
Net income	$47,480	$23,131	$99,897

Basic earnings per common share:	$0.87	$0.43	$1.91
Diluted earnings per common share:	$0.85	$0.42	$1.88
Basic weighted-average common shares issued and outstanding:	54,070	52,438	52,195
Diluted weighted-average common shares issued and outstanding:	55,220	53,685	53,138
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$47,480	$23,131	$99,897
Other comprehensive (loss) income
Unrealized holding (loss) gain, net of tax	(33,235)	1,388	2,177
Comprehensive income	$14,245	$24,519	$102,074
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2018	52,917	$53	$380,753	$529,143	$(137)	$909,812
Common stock issued under stock plans, net of withholdings and related tax effects	962	1	(14,114)	—	—	(14,113)
Stock-based compensation	—	—	29,583	—	—	29,583
Repurchases of Class A common stock	(2,072)	(2)	(99,998)	—	—	(100,000)
Net income	—	—	—	99,897	—	99,897
Other comprehensive income	—	—	—	—	2,177	2,177
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	1,252	1	4,543	—	—	4,544
Stock-based compensation	—	—	53,694	—	—	53,694
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	23,131	—	23,131
Other comprehensive income	—	—	—	—	1,388	1,388
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	834	1	(4,824)	—	—	(4,823)
Stock-based compensation	—	—	51,419	—	—	51,419
Net income	—	—	—	47,480	—	47,480
Other comprehensive loss	—	—	—	—	(33,235)	(33,235)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating activities
Net income	$47,480	$23,131	$99,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	57,024	58,005	49,489
Amortization of intangible assets	27,775	28,119	32,616
Provision for uncollectible overdrawn accounts from purchase transactions	19,822	7,684	6,641
Provision for loan losses	24,978	859	2,405
Stock-based compensation	51,419	53,694	29,583
(Earnings) losses in equity method investments	(1,579)	6,290	—
Realized gain on sale of available-for-sale investment securities	—	(5,073)	—
Amortization of premium on available-for-sale investment securities	2,563	999	(117)
Impairment of long-lived assets	—	21,719	578
Deferred income tax expense (benefit)	2,722	(15,003)	6,876
Other	144	169	(532)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,468)	(16,177)	(25,242)
Prepaid expenses and other assets	(13,671)	980	(12,032)
Deferred expenses	1,477	(1,441)	4,310
Accounts payable and other accrued liabilities	(5,308)	37,640	(8,145)
Deferred revenue	1,282	576	(6,711)
Income tax receivable/payable	(14,128)	9,531	11,682
Other, net	(6,999)	(2,524)	(1,384)
Net cash provided by operating activities	162,533	209,178	189,914

Investing activities
Purchases of available-for-sale investment securities	(1,395,599)	(994,428)	(189,066)
Proceeds from maturities of available-for-sale securities	196,958	107,723	110,971
Proceeds from sales and calls of available-for-sale securities	6,823	198,895	4,915
Payments for acquisition of property and equipment	(57,432)	(59,035)	(78,214)
Net changes in loans	(28,385)	(453)	(2,459)
Investment in TailFin Labs, LLC	(35,000)	(35,000)	—
Purchases of other investments	(55,000)	—	—
Other investing activities	(852)	(3,534)	—
Net cash used in investing activities	(1,368,487)	(785,832)	(153,853)

Financing activities
Repayments of borrowings from notes payable	—	—	(60,000)
Borrowings on revolving line of credit	—	100,000	35,000
Repayments on revolving line of credit	—	(135,000)	—
Proceeds from exercise of options and ESPP purchases	8,041	16,997	7,226
Taxes paid related to net share settlement of equity awards	(12,864)	(12,453)	(21,338)
Net changes in deposits	555,062	1,554,191	146,100
Net changes in settlement assets and obligations to customers	488,654	(512,534)	(66,760)
Contingent consideration payments	(4,000)	(4,000)	(4,634)
Repurchase of Class A common stock	—	—	(100,000)
Deferred financing costs	—	—	(719)
Net cash provided by (used in) financing activities	1,034,893	1,007,201	(65,125)

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(171,061)	430,547	(29,064)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,496,701	1,066,154	1,095,218
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,325,640	$1,496,701	$1,066,154

Cash paid for interest	$1,434	$926	$2,452
Cash paid for income taxes	$27,200	$10,618	$1,921

Reconciliation of unrestricted cash, cash equivalents and restricted cash
Unrestricted cash and cash equivalents	$1,322,319	$1,491,842	$1,063,426
Restricted cash	3,321	4,859	2,728
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,325,640	$1,496,701	$1,066,154
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology and registered bank holding company committed to giving all people the power to bank seamlessly, affordably, and with confidence. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all. We offer a broad set of financial services to consumers and businesses including debit, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refunds, cash deposits and disbursements.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2021 and through the date of this report. The accounting estimates used in the preparation of the Company’s consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and continuing effects of the COVID-19 pandemic, as well as other factors.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Settlement Assets, Obligations to Customers and Settlement Obligations
Settlement assets represent the amounts due from our retail distributors and other partners for customer funds collected at the point of sale that have not yet been received by our subsidiary bank, payroll deposits funded in advance (up to two days early) to certain cardholders who are eligible to participate in our early direct deposit programs and amounts due from third-party payment processors for customer transactions.
At the point of sale, our retail distributors and other partners collect customer funds for purchases of new cards and utilization of our cash transfer services and then remit these funds directly to our subsidiary bank. Additionally, certain of our deposit account programs can be funded from external accounts and that funding is settled with third-party payment processors. Remittance of these funds with our retail distributors, third-party payment processors and other partners takes an average of two business days.
Obligations to customers represent customer funds collected from (or to be remitted by) our retail distributors and partners for which the underlying products have not been activated. Once the underlying products have been activated, the customer funds are reclassified as deposits in a bank account established for the benefit of the customer. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.
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
Overdrawn Account Balances Due from Cardholders and Reserve for Uncollectible Overdrawn Accounts
For cardholders who are not enrolled or do not meet eligibility requirements of our overdraft protection program, we generally decline authorization attempts for amounts that exceed the available balance in a cardholder’s account, however, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can still result in overdrawn accounts. These overdrawn account balances are deemed to be receivables due from cardholders, and are included as a component of accounts receivable, net, on our consolidated balance sheets. We are exposed to losses from any unrecovered overdrawn account balances. Our provision for overdrawn account balances from purchase transactions is included as a component of other general and administrative expenses on our consolidated statements of operations.
We classify overdrawn accounts from purchase transactions into age groups based on the number of days that have elapsed since an account last had activity, such as a purchase, ATM transaction or fee assessment. We calculate a reserve factor for each age group based on the average recovery rate for the most recent six months. These factors are applied to these age groups to estimate our overall expected loss reserve. When more than 60 days have passed without activity in an account, we write off the full amount of the overdrawn account balance.
Restricted Cash
As of December 31, 2021 and 2020, restricted cash amounted to $3.3 million and $4.9 million, respectively. Restricted cash principally relates to pre-funding obligations for cardholder accounts at third-party issuing banks.
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
We consider a loan to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once we determine a loan to be impaired, we measure the impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate. We may also measure impairment based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell. If the recorded investment in impaired loans exceeds this amount, we establish a specific allowance as a component of the allowance for credit losses or by adjusting an existing valuation allowance for the impaired loan.
Allowance for Credit Losses
We establish an allowance for estimated credit losses inherent in our loan portfolio over the life of the loans, including our secured credit cards and overdrawn balances associated with our overdraft protection program. For each portfolio of loans, we analyze historical loss rates and other factors to determine a loss rate, and consider if adjustments are needed for current conditions, and other reasonable and supportable forecasts beyond our balance sheet date that may differ from historical results. We also consider adjustments based on qualitative factors which in our judgment may affect the expected credit losses including, but not limited to, changes in prevailing economic or market conditions and the estimated value of the underlying collateral for collateral dependent loans. We separately establish specific allowances for impaired loans based on the present value of changes in cash flows expected to be collected, or for impaired loans that are considered collateral dependent, the estimated fair value of the collateral less estimated costs to sell, if any.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. No impairment charges were recorded for the year ended December 31, 2021. We recorded total impairment charges of $21.7 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. Impairment charges for the year ended December 31, 2020 were principally associated with capitalized internal-use software, and our operating lease right-of-use assets and other tenant improvements we determined to no longer be utilized as a result of our remote workforce strategy. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
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
No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2021, 2020 and 2019.
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
Revenue Recognition
Our operating revenues consist of card revenues and other fees, cash processing revenues and interchange revenues. The core principle of the revenue standard is that these revenues will be recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, as determined under a five-step process.
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
We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable cardholder agreements. We recognize monthly maintenance fees ratably over each day in the monthly bill cycle in which the fee is assessed, which represents the period our cardholders receive the benefits of our services and our performance obligation is satisfied. To the extent a maintenance fee results in an overdrawn cardholder balance, we only reflect the net amount we expect to receive based on, among other things, the number of days that have elapsed since an account last had activity, such as a purchase or an ATM transaction.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
We charge new card fees when a consumer purchases a new card in a retail store. The new card fee provides our cardholders a material right and accordingly, we defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently less than one year for our deposit account programs acquired through our Retail channel. The average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance.  We reassess average card lifetime for prepaid cards and checking accounts quarterly and gift cards annually. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. See Contract Balances discussed in Note 3—Revenues, for further information.
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
Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, such as our overdraft protection program, which we offer our cardholders at their election. Since our performance obligations are settled daily, we recognize most of these fees at the point in time the transactions occur which is when the underlying performance obligation is satisfied. In the case of our gift card program, we record the related revenues using the redemption method. To the extent a fee results in an overdrawn cardholder balance, we only reflect the net amount we expect to receive based on, among other things, the number of days that have elapsed since an account last had activity, such as a purchase or an ATM transaction.
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
Cash Processing Revenues
Our cash processing revenues (which we have previously referred to as processing and settlement services revenues) consist of cash transfer revenues, Simply Paid disbursement revenues, and tax refund processing service revenues.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of sales commissions, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards, promotional materials to our retail distributors’ locations and personalized cards to consumers who have activated their cards.
We pay our retail distributors, and brokers' commissions based on sales of our cards and cash transfer products in their stores. We defer and expense commissions related to new cards sales ratably over the average card lifetime, which is currently less than one year for our cards acquired through our Retail channel. Absent a new card fee, we recognize the cost of the related commissions immediately. We recognize the cost of commissions related to cash transfer products when the cash transfer transactions are completed. We recognize costs for the production of advertising as incurred. The cost of media advertising is recorded when the advertising first takes place. We record the costs associated with card packages and placards as prepaid expenses, and for our cards acquired in our Retail channel, we record the costs associated with personalizing the cards as deferred expenses. We recognize the prepaid cost of card packages and placards over the related sales period, and we amortize the deferred cost of personalizing the cards, when activated, over the average card lifetime.
Included in sales and marketing expenses are advertising and marketing expenses of $42.6 million, $37.5 million and $51.1 million and shipping and handling costs of $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Also included in sales and marketing expenses are use taxes to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
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
We have issued performance-based restricted stock units and performance-based options to our executive officers and employees that are subject to performance conditions, market conditions, or a combination thereof.
For awards subject to performance conditions, we determine the grant-date fair value of the stock and recognize compensation cost for the awards if and when we conclude it is probable that the performance metrics will be satisfied, over the requisite service period. The grant-date fair value of the awards are not subsequently remeasured, however, we reassess the probability of vesting at each reporting period and record a cumulative adjustment to compensation expense based on the likelihood the performance metrics will be achieved. For awards subject to market conditions, we base compensation expense on the fair value estimated at the date of grant using a Monte Carlo simulation or similar lattice model. We recognize compensation expense over the requisite service period regardless of the market condition being satisfied, provided that the requisite service has been rendered, since the estimated grant date fair value incorporates the probability of outcomes that the market condition will be achieved.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Under our retirement policy, any service-based requirement for unvested stock awards held by a retirement eligible employee is eliminated. Accordingly, the related compensation expense is recognized immediately for qualifying awards granted to eligible employees, or in the case of ineligible employees who later become eligible under the retirement policy, over the period from the grant date to the date a qualifying retirement is achieved, if earlier than the standard vesting dates. Performance-based awards issued to retirement eligible employees remain subject to the stock awards’ annual performance targets and the expense is adjusted accordingly based on expected achievement.
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
Regulatory Matters and Capital Adequacy
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank, Green Dot Bank, fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
capital. As a bank holding company and a financial holding company (“FHC”), we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and FHCs. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Currently, under the BHC Act, we may not be able to engage in new activities or acquire shares or control of other businesses. Such restrictions might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities. U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution's activities, including in connection with examinations, which take place on a continual basis. In some instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions, including those in examination reports. In addition, as part of the regular examination process, our and Green Dot Bank's regulators may advise us or our subsidiaries to operate under various restrictions as a prudential matter. Such restrictions may include not being able to engage in certain categories of new activities or acquire shares or control of other companies.
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
Recently issued accounting pronouncements not yet adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We will adopt this standard on January 1, 2022, the result of which will not have an impact on our current financial position or results of operations.
Note 3—Revenues
Disaggregation of Revenues
As discussed in Note 24—Segment Information, we determine our operating segments based on how our chief operating decision maker manages our operations, makes operating decisions and evaluates operating performance. Within our segments, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors can be further illustrated based on the timing in which revenue for each of our products and services is recognized. Our products and services are offered only to customers within the United States.
The following tables disaggregate our revenues earned from external customers by each of our reportable segments:

	Year Ended December 31, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$427,030	$176,716	$235,355	$839,101
Transferred over time	246,016	324,913	4,380	575,309
Operating revenues (1)	$673,046	$501,629	$239,735	$1,414,410

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Year Ended December 31, 2020
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$367,348	$161,520	$282,815	$811,683
Transferred over time	227,876	194,221	5,194	427,291
Operating revenues (1)	$595,224	$355,741	$288,009	$1,238,974

	Year Ended December 31, 2019
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$365,800	$170,100	$250,660	$786,560
Transferred over time	255,981	25,033	9,080	290,094
Operating revenues (1)	$621,781	$195,133	$259,740	$1,076,654

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of intersegment revenues.
Revenues recognized at a point in time are comprised of interchange fees, ATM fees, overdraft protection fees, other similar cardholder transaction-based fees, and substantially all of our cash processing revenues. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS partner program management fees.
Significant Judgments and Estimates
Transaction prices related to our account cardholder services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cash-back rewards and fee assessments that may overdraw an account. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that a cardholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
Contract Balances
As disclosed on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $26.7 million, $25.9 million and $31.8 million for the years ended December 31, 2021, 2020, and 2019, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2021
Corporate bonds	$10,000	$—	$(27)	$9,973
Agency bond securities	230,841	—	(9,245)	221,596
Agency mortgage-backed securities	1,879,793	806	(32,268)	1,848,331
Municipal bonds	28,135	288	(243)	28,180
Asset-backed securities	7,326	99	(4)	7,421
Total investment securities	$2,156,095	$1,193	$(41,787)	$2,115,501

December 31, 2020
Corporate bonds	$10,000	$110	$—	$10,110
Agency bond securities	235,839	31	(1,713)	234,157
Agency mortgage-backed securities	686,108	5,258	(337)	691,029
Municipal bonds	29,977	524	—	30,501
Asset-backed securities	4,917	255	—	5,172
Total investment securities	$966,841	$6,178	$(2,050)	$970,969
The following table provides information about our available-for-sale investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2021
Corporate bonds	$9,973	$(27)	$—	$—	$9,973	$(27)
Agency bond securities	52,865	(2,128)	168,730	(7,117)	221,595	(9,245)
Agency mortgage-backed securities	1,661,091	(27,899)	106,510	(4,369)	1,767,601	(32,268)
Municipal bonds	9,678	(243)	—	—	9,678	(243)
Asset-backed securities	2,358	(4)	—	—	2,358	(4)
Total investment securities	$1,735,965	$(30,301)	$275,240	$(11,486)	$2,011,205	$(41,787)

December 31, 2020
Agency bond securities	$189,127	$(1,713)	$—	$—	$189,127	$(1,713)
Agency mortgage-backed securities	162,579	(337)	—	—	162,579	(337)
Total investment securities	$351,706	$(2,050)	$—	$—	$351,706	$(2,050)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we did not record any significant credit-related impairment losses during the years ended December 31, 2021 or 2020 on our available-for-sale investment securities. As of December 31, 2021, we had performed an evaluation of our allowance for credit losses and have determined that such an allowance is not material to our available-for-sale investment portfolio as the vast majority of our investment securities are issued by government-sponsored entities. Unrealized losses as of December 31, 2021 are the result of recent fluctuations in interest rates as our investment portfolio is comprised predominantly of fixed rate securities.
We do not intend to sell our investments and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
During the year ended December 31, 2020, we recorded a realized gain of approximately $5.1 million as a result of the sale of certain investment securities. The gain recognized upon sale of the investments was reclassified from accumulated other comprehensive income and was recorded as a component of other income and expenses on our consolidated statements of operations.
As of December 31, 2021, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$10,000	$9,973
Due after five years through ten years	190,841	183,214
Due after ten years	68,135	66,562
Mortgage and asset-backed securities	1,887,119	1,855,752
Total investment securities	$2,156,095	$2,115,501
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Trade receivables	$33,921	$25,279
Reserve for uncollectible trade receivables	(82)	(315)
Net trade receivables	33,839	24,964

Overdrawn cardholder balances from purchase transactions	5,395	3,229
Reserve for uncollectible overdrawn accounts from purchase transactions	(3,394)	(1,653)
Net overdrawn cardholder balances from purchase transactions	2,001	1,576

Cardholder fees	4,054	3,165
Receivables due from card issuing banks	4,645	4,377
Fee advances, net	20,643	21,424
Other receivables	15,219	12,249
Accounts receivable, net	$80,401	$67,755
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance, beginning of period	$1,653	$3,398	$2,710
Provision for uncollectible overdrawn accounts from purchase transactions	19,822	7,684	6,641
Charge-offs	(18,081)	(9,429)	(5,953)
Balance, end of period	$3,394	$1,653	$3,398

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2021
Residential	$—	$—	$—	$—	$3,722	$3,722
Commercial	—	—	—	—	3,392	3,392
Installment	—	—	3	3	1,340	1,343
Consumer	2,244	—	—	2,244	7,788	10,032
Secured credit card	43	98	853	994	5,342	6,336
Total loans	$2,287	$98	$856	$3,241	$21,584	$24,825

Percentage of outstanding	9.2%	0.4%	3.5%	13.1%	86.9%	100.0%

December 31, 2020
Residential	$—	$—	$—	$—	$3,008	$3,008
Commercial	—	—	—	—	3,435	3,435
Installment	—	—	—	—	497	497
Secured credit card	864	699	1,363	2,926	11,902	14,828
Total loans	$864	$699	$1,363	$2,926	$18,842	$21,768

Percentage of outstanding	4.0%	3.2%	6.3%	13.4%	86.6%	100.0%
Beginning in 2021, we introduced an optional overdraft protection program service on certain demand deposit account programs that allows cardholders who opt-in to spend up to a pre-authorized amount in excess of their available card balance. When overdrawn, the purchase related balances due on these deposit accounts are reclassified as consumer loans. Fees due from our cardholders for our overdraft service are included as a component of accounts receivable. Overdrawn balances are unsecured and considered immediately due from the cardholder.
In December 2021, we made the determination to sell a portion of our secured credit card portfolio. As of December 31, 2021, this portion of our secured credit card portfolio has been reclassified as loans held for sale, and is included in the long-term portion of prepaid and other assets on our consolidated balance sheet. Upon re-classification, we reversed any previous allowance for credit loss on these portfolios and recorded an estimated valuation allowance to reflect the portfolio at its estimated fair value, which resulted in a loss of approximately $4.4 million. This has been recorded as a component of other income and expenses on our consolidated statement of operations. As of December 31, 2021, the fair value of the loans held for sale amounted to approximately $5.1 million.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2—Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2021	December 31, 2020
	(In thousands)
Residential	$195	$240
Installment	115	137
Secured credit card	853	1,363
Total loans	$1,163	$1,740

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2021		December 31, 2020
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$3,481	$241	$2,768	$240
Commercial	3,392	—	3,435	—
Installment	1,228	115	340	137
Consumer	10,032	—	—	—
Secured credit card	5,483	853	13,465	1,363
Total loans	$23,616	$1,209	$20,008	$1,740
Impaired Loans and Troubled Debt Restructurings
When, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession for other than an insignificant period of time to a borrower that we would not otherwise consider, the related loan is classified as a Troubled Debt Restructuring, or TDR. Our TDR modifications related to extensions of the maturity dates at a stated interest rate lower than the current market rate for new debt with similar risk. As of December 31, 2021, none of our TDR modifications have been made in response to the COVID-19 pandemic.
The following table presents our impaired loans and loans that we modified as TDRs as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
	(In thousands)
Residential	$195	$146	$240	$180
Installment	115	86	137	103
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance, beginning of period	$757	$1,166	$1,144
Provision for loans	24,978	859	2,405
Loans charged off	(20,381)	(1,697)	(2,674)
Recoveries of loans previously charged off	201	429	291
Balance, end of period	$5,555	$757	$1,166
Activity within our allowance for credit losses has increased during the comparable prior year periods principally due to the introduction of our overdraft protection program services on certain demand deposit accounts.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments
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
As of December 31, 2021 and 2020, our net investment in TailFin Labs amounted to approximately $61.5 million and $28.8 million, respectively, and is included in the long term portion of prepaid expenses and other assets on our consolidated balance sheet. We recorded equity in losses from TailFin Labs of approximately $2.3 million and $7.0 million for the years ended December 31, 2021 and 2020, respectively, which is recorded as a component of other income and expenses on our consolidated statement of operations.
Our equity method investments also include an investment held by our bank, which amounted to $6.4 million and $2.5 million at December 31, 2021 and 2020, respectively. We recorded equity in earnings from this investment of approximately $3.9 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.
Note 8—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Land	$205	$205
Building	605	605
Computer equipment, furniture, and office equipment	58,306	61,093
Computer software purchased	31,012	31,181
Capitalized internal-use software	271,503	237,792
Tenant improvements	5,007	5,037
	366,638	335,913
Less accumulated depreciation and amortization	(231,297)	(202,513)
Property and equipment, net	$135,341	$133,400
The net carrying value of capitalized internal-use software was $125.1 million and $117.6 million at December 31, 2021 and 2020, respectively.
Total depreciation and amortization expense was $57.0 million, $58.0 million and $49.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Included in those amounts are depreciation expense related to internal-use software of $47.5 million, $43.9 million and $35.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Property and Equipment (continued)
No impairment charges were recorded for the year ended December 31, 2021. We recorded impairment charges to property and equipment of $21.7 million and $0.6 million for the years ended December 31, 2020 and 2019. Impairment charges for the year ended December 31, 2020 were primarily associated with capitalized internal-use software we determined to no longer be utilized, as well as tenant improvements and other computer equipment at our office locations that will no longer provide any future economic benefit as a result of our remote workforce strategy. See Note 20—Leases, for additional information.
Note 9—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Goodwill	$301,790	$301,790
Intangible assets, net	165,153	189,988
Goodwill and intangible assets	$466,943	$491,778
Goodwill
There were no changes in the composition of goodwill from the previous year. We completed our annual goodwill impairment test as of September 30, 2021. Based on the results of the annual goodwill impairment test, we determined that each of the fair values of our reporting units exceeded their carrying values and therefore, no impairment was recorded.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$309,773	$(174,543)	$135,230	$309,773	$(150,445)	$159,328	12.8
Trade names	44,086	(21,331)	22,755	44,086	(18,535)	25,551	14.6
Patents	3,000	(1,909)	1,091	3,000	(1,636)	1,364	11.0
Software licenses	10,389	(4,551)	5,838	5,595	(2,698)	2,897	3.0
Other	5,964	(5,725)	239	5,964	(5,116)	848	5.0
Total intangible assets	$373,212	$(208,059)	$165,153	$368,418	$(178,430)	$189,988
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $27.8 million, $28.1 million, and $32.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. None of our intangible assets were considered impaired as of December 31, 2021 or 2020.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2022	$25,117
2023	23,761
2024	22,603
2025	22,032
2026	21,715
Thereafter	49,925
Total	$165,153

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2021	2020
	(In thousands)
Non-interest bearing deposit accounts	$3,258,650	$2,704,050
Interest-bearing deposit accounts
Checking accounts	5,900	5,060
Savings	7,398	8,505
Secured card deposits	9,673	12,955
Time deposits, denominations greater than or equal to $250	2,497	1,970
Time deposits, denominations less than $250	2,771	2,576
Total interest-bearing deposit accounts	28,239	31,066
Total deposits	$3,286,889	$2,735,116
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2022	$2,336
Due in 2023	1,177
Due in 2024	534
Due in 2025	515
Due in 2026	706
Total time deposits	$5,268
As of December 31, 2021 and 2020, we had aggregate time deposits of $2.5 million and $2.0 million, respectively, in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit.
Note 11—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of December 31, 2021, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
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
The terms of our existing agreement also provide for a method to determine an alternative benchmark interest rate in anticipation of the discontinuation of LIBOR under reference rate reform. This alternative benchmark rate will be selected between the parties taking into consideration recommendations from regulatory bodies or based on prevailing market conventions at the time the alternative rate is established, and may include the Secured Overnight Financing Rate.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 11—Debt (continued)
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2021, we were in compliance with all such covenants.
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
We did not incur any cash interest expense related to our debt during the year ended December 31, 2021. Cash interest expense related to our debt was $0.6 million for each of the years ended December 31, 2020 and 2019.
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
Comprehensive Income
The tax impact on unrealized gains and losses on investment securities available-for-sale for the years ended December 31, 2021, 2020 and 2019 was approximately $11.5 million, $0.3 million and $0.8 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stockholders’ Equity (continued)
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, $150 million for our stock repurchase program. Upon receiving regulatory approval during the second quarter of 2019, we entered into a $100 million accelerated share repurchase agreement. In August 2019, we completed final settlement of shares purchased under this agreement, receiving in total approximately 2.1 million shares at an average repurchase price of $48.26. We had no repurchase activity during the years ended December 31, 2021 and 2020.
In February 2022, our Board of Directors provided authorization to increase our stock repurchase limit to $100 million for any future repurchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022, however, Walmart is entitled to voting rights and to participate in any dividends paid from the issuance date on the unvested balance. As such, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of December 31, 2021, there were 325,000 unvested shares outstanding.
The estimated grant-date fair value of the restricted shares is recorded as a component of stock-based compensation expense over the related period we expect to benefit under our relationship with Walmart.
Note 13—Employee Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Approximately 3.7 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2021.
Stock-based compensation for the years ended December 31, 2021, 2020, and 2019 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Total stock-based compensation expense	$51,419	$53,694	$29,583
Related income tax benefit	3,375	6,573	5,143
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Restricted stock units granted	1,073	1,618	238
Weighted-average grant-date fair value	$48.20	$31.12	$38.93

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Employee Stock-Based Compensation (continued)
Restricted stock unit activity for the year ended December 31, 2021 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2020	1,222	$36.24
Restricted stock units granted	1,073	48.20
Restricted stock units vested	(477)	39.56
Restricted stock units canceled	(222)	40.42
Outstanding at December 31, 2021	1,596	$42.71
The total fair value of restricted stock vested for the years ended December 31, 2021, 2020 and 2019 was $23.4 million, $25.6 million and $30.9 million, respectively, based on the price of our Class A common stock on the vesting date.
Performance-Based Restricted Stock Units
We grant performance-based restricted stock units to certain employees that are subject to the attainment of pre-established internal performance conditions, market conditions, or a combination thereof (collectively referred to herein as "performance-based restricted stock units"). The actual number of shares subject to the award is determined at the end of the performance period and may range from zero to 200% of the target shares granted depending upon the terms of the award. These awards generally contain an additional service component after each performance period is concluded and the unvested balance of the shares after the performance metrics are achieved will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the vesting period based on the grant date fair value of the award.
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Performance restricted stock units granted	760	1,045	722
Weighted-average grant-date fair value	$38.95	$33.15	$48.45
Performance-based restricted stock unit activity for the year ended December 31, 2021 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2020	946	$35.62
Performance restricted stock units granted (at target)	760	38.95
Performance restricted stock units vested	(376)	39.82
Performance restricted stock units canceled	(65)	51.24
Actual adjustment for certified performance periods	112	34.04
Outstanding at December 31, 2021	1,377	$35.96
The total fair value of all performance-based restricted stock vested for the years ended December 31, 2021, 2020 and 2019 was $17.6 million, $12.4 million and $22.7 million, respectively, based on the price of our Class A common stock on the vesting date.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Employee Stock-Based Compensation (continued)
Stock Options
Total stock option activity for the year ended December 31, 2021 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2020	1,634	$32.04
Options exercised	(67)	27.85
Options canceled	(363)	50.80
Outstanding at December 31, 2021	1,204	$26.62	4.56	$13,628
Exercisable at December 31, 2021	788	28.09	4.20	$8,457
We have not issued any service only based stock option awards from our 2010 Equity Incentive Plan for the periods presented in these consolidated financial statements. During the year ended December 31, 2020 we granted stock options subject to market conditions in connection with the recent hiring of certain executive officers. The stock options had a seven-year term that vest subject to continued service over three years, and upon our company achieving certain stock trading prices within a five-year period. Compensation expense related to these awards is recognized over the greater of the explicit service period or a derived implicit period based on when the performance targets are expected to be achieved. The grant date fair value is determined through the use of a Monte Carlo simulation and is not subsequently re-measured.
The total intrinsic value of options exercised was $2.0 million, $10.5 million and $2.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, there was $82.7 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance-based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 2.22 years. As of December 31, 2021, there was $1.1 million remaining of unrecognized compensation cost related to stock options, with a weighted-average period of 0.81 years.
Note 14—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$11,748	$15,846	$11,914
State	1,126	3,650	1,790
Foreign	624	471	604
Current income tax expense	13,498	19,967	14,308
Deferred:
Federal	2,674	(11,212)	8,102
State	57	(3,722)	(1,226)
Foreign	(9)	(69)	—
Deferred income tax (benefit) expense	2,722	(15,003)	6,876
Income tax expense	$16,220	$4,964	$21,184

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.2	(2.0)	0.1
General business credits	(2.2)	(10.9)	(2.1)
Employee stock-based compensation	(2.6)	(7.7)	(2.2)
IRC 162(m) limitation	8.0	17.2	0.1
Capital loss valuation allowance release	—	(1.1)	—
Non-deductible penalties	—	1.1	—
Other	0.1	0.1	0.6
Effective tax rate	25.5%	17.7%	17.5%
Income tax expense for the year ended December 31, 2021 increased $11.3 million from the prior year comparable period. The increase in income tax expense was primarily driven by the increase in our operating income.
Our effective tax rate for the year ended December 31, 2021 is higher than our statutory federal income tax rate primarily due to higher taxes from non-deductible executive compensation and expenses related to state taxes, net of federal benefits. Our effective tax rate for the year ended December 31, 2020 was lower than our statutory federal income tax rate primarily due to tax benefits from general business credits and stock-based compensation, offset by higher taxes from non-deductible executive compensation.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the year ended December 31, 2021, the provision for GILTI tax expense was not material to our financial statements.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,292	$7,882
Stock-based compensation	9,106	7,651
Reserve for overdrawn accounts	13,777	7,661
Accrued liabilities	8,590	15,080
Lease liabilities	2,696	4,763
Tax credit carryforwards	11,409	10,035
Unrealized holding losses	9,730	—
Other	1,995	543
Total deferred tax assets	$65,595	$53,615
Deferred tax liabilities:
Internal-use software costs	$31,591	$29,149
Property and equipment, net	533	1,003
Deferred expenses	4,257	4,544
Intangible assets	12,482	10,009
Gift card revenue	—	1,389
Lease right-of-use assets	1,684	1,974
Total deferred tax liabilities	50,547	48,068
Net deferred tax assets	$15,048	$5,547

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2020. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020 and the examination remains ongoing as of December 31, 2021. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of December 31, 2021, we had federal net operating loss carryforwards of approximately $17.2 million and state net operating loss carryforwards of approximately $89.1 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2034. In regards to the state net operating loss carryforwards, approximately $57.3 million will expire between 2026 and 2041, while the remaining balance of approximately $31.8 million, does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $18.5 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of December 31, 2021 and 2020, we had a liability of $11.0 million and $9.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Beginning balance	$9,518	$8,398	$6,965
Increases related to positions taken during prior years	84	482	313
Increases related to positions taken during the current year	1,470	1,500	1,576
Decreases due to a lapse of applicable statute of limitations	(100)	(862)	(456)
Ending balance	$10,972	$9,518	$8,398

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$10,654	$9,424	$8,341
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019, of approximately $0.8 million, $0.5 million and $0.5 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Earnings per Common Share
The calculation of basic and diluted EPS was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$47,480	$23,131	$99,897
Amount attributable to unvested Walmart restricted shares	(412)	(346)	—
Net income allocated to Class A common stockholders	$47,068	$22,785	$99,897
Denominator:
Weighted-average Class A shares issued and outstanding	54,070	52,438	52,195
Basic earnings per Class A common share	$0.87	$0.43	$1.91

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$47,068	$22,785	$99,897
Re-allocated earnings	9	8	—
Diluted net income allocated to Class A common stockholders	$47,077	$22,793	$99,897
Denominator:
Weighted-average Class A shares issued and outstanding	54,070	52,438	52,195
Dilutive potential common shares:
Stock options	464	233	114
Service based restricted stock units	408	708	361
Performance-based restricted stock units	265	306	440
Employee stock purchase plan	13	—	28
Diluted weighted-average Class A shares issued and outstanding	55,220	53,685	53,138
Diluted earnings per Class A common share	$0.85	$0.42	$1.88
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Class A common stock
Options to purchase Class A common stock	139	731	—
Service based restricted stock units	245	101	354
Performance-based restricted stock units	857	301	459
Unvested Walmart restricted shares	473	796	—
Total	1,714	1,929	813
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Fair Value Measurements (continued)
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2—Summary of Significant Accounting Policies.
As of December 31, 2021 and 2020, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2021	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,973	$—	$9,973
Agency bond securities	—	221,596	—	221,596
Agency mortgage-backed securities	—	1,848,331	—	1,848,331
Municipal bonds	—	28,180	—	28,180
Asset-backed securities	—	7,421	—	7,421
Loans held for sale	—	—	5,148	5,148
Total assets	$—	$2,115,501	$5,148	$2,120,649

Liabilities
Contingent consideration	$—	$—	$1,347	$1,347

December 31, 2020
Assets
Investment securities:
Corporate bonds	$—	$10,110	$—	$10,110
Agency bond securities	—	234,157	—	234,157
Agency mortgage-backed securities	—	691,029	—	691,029
Municipal bonds	—	30,501	—	30,501
Asset-backed securities	—	5,172	—	5,172
Total assets	$—	$970,969	$—	$970,969

Liabilities
Contingent consideration	$—	$—	$5,300	$5,300
We based the fair value of our fixed income securities held as of December 31, 2021 and 2020 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2021 and 2020.
The following table presents changes in our contingent consideration payable for the years ended December 31, 2021, 2020 and 2019, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance, beginning of period	$5,300	$9,300	$15,800
Payments of contingent consideration	(4,000)	(4,000)	(4,634)
Change in fair value of contingent consideration	47	—	(1,866)
Balance, end of period	$1,347	$5,300	$9,300
Our portfolio of loans held for sale were re-classified effective as of December 31, 2021 and therefore, a reconciliation of changes in fair value for the periods presented is not considered meaningful.

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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2—Summary of Significant Accounting Policies. Under the fair value hierarchy, our investment securities are classified as Level 2.
Loans
We determined the fair values of loans held for investment by discounting both principal and interest cash flows expected to be collected using a discount rate commensurate with the risk that we believe a market participant would consider in determining fair value. Under the fair value hierarchy, our loans held for investment are classified as Level 3.
Our current portfolio of loans held for sale are recorded at the lower of the amortized cost or fair value. The fair value was determined based on our judgement and assumptions about the price that a willing market participant would pay, and considers unique attributes about the portfolio, including loan type, servicing of the loans and related collateral. Under the fair value hierarchy, our loans held for sale are classified as Level 3.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2021 and 2020 are presented in the table below.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Fair Value of Financial Instruments (continued)

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$19,270	$17,481	$21,011	$20,421

Financial Liabilities
Deposits	$3,286,889	$3,286,837	$2,735,116	$2,735,072
Note 18—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit a portion of our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Substantially all of our investment portfolio as of December 31, 2021 is directly or indirectly backed by the U.S. federal government. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), we closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis and maintain adequate allowances. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors, well-established third-party payment processors and other business partners, which we frequently monitor and is further mitigated by the short collection period.
Note 19—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax or after-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 50% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $2.3 million, $2.2 million, and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 20—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 5 years, many of which generally include renewal options of varying terms.
We have committed to a remote workforce strategy for most U.S.-based employees. As such, during the fourth quarter of 2020, we recorded an impairment charge of approximately $7.0 million related to our lease right-of-use assets as we no longer would utilize our leased office spaces in the U.S. for the duration of our remaining lease terms. Most of our lease agreements have terminated or will expire in due course in accordance with our lease provisions, however, we may be contractually obligated to continue making lease payments where no termination option is available.
Our total lease expense amounted to approximately $3.9 million, $9.2 million, and $11.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Leases (continued)
Supplemental Information
Supplemental information related to our ROU assets and related lease liabilities is as follows:

	Year Ended December 31,
	2021	2020	2019

Cash paid for operating lease liabilities (in thousands)	$10,101	$9,910	$8,850
Weighted average remaining lease term (years)	2.8	3.3	4.1
Weighted average discount rate	4.8%	4.8%	4.7%
Maturities of our operating lease liabilities as of December 31, 2021 is as follows:

Operating Leases
(In thousands)
2022	$7,853
2023	3,761
2024	3,679
2025	1,045
2026	38
16,376
Less: imputed interest	(1,249)
Total lease liabilities	$15,127
Note 21—Commitments and Contingencies
Financial Commitments
As discussed in Note 7—Equity Method Investment, we are committed to make annual capital contributions in TailFin Labs, LLC of $35.0 million per year from January 2020 through January 2024.
Our definitive agreement to acquire all of the equity interests of UniRush provides for a minimum $4 million annual earn-out payment for five years following the closing, ending in February 2022. As of December 31, 2021, the estimated fair value of our remaining earn-out payments amounted to $1.3 million.
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
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On February 18, 2020, a shareholder derivative suit and securities class action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed in United States District Court for the Central District of California, against us and certain of our officers and directors. The suit avers purported breach of fiduciary duty and unjust enrichment claims, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, on the basis of the same wrongdoing alleged in

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 21—Commitments and Contingencies (continued)
the first lawsuit described above. The suit does not define the purported class allegedly damaged. These cases have been related. We have not yet responded to the complaints in these matters.
In May 2021, we announced that we entered into a definitive agreement to purchase the assets and operations of Tax Refund Solutions (“TRS”), a business segment of Republic Bank & Trust Company ("Republic Bank"), subject to customary closing conditions. Pursuant to the terms of the definitive agreement, we agreed to pay Republic Bank approximately $165 million in cash for the TRS assets. On October 4, 2021, we announced we had been unable to obtain the Federal Reserve’s approval of or non-objection to the transaction, and therefore, the transaction would not be consummated. The agreement provides for a termination fee payable by us of $5 million, which we recorded in the fourth quarter of 2021 and paid in January 2022. On October 5, 2021, Republic Bank filed a claim against us in the Court of Chancery of the State of Delaware. The lawsuit claims that we have breached the contract in which we agreed, subject to certain conditions, to purchase the TRS business. The lawsuit seeks, among other forms of relief, an order of specific performance requiring that we close the transaction or, in the alternative, monetary damages. We are defending the action.
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. Given the uncertainty of litigation and the preliminary stage of these claims, we are currently unable to estimate the probability of the outcome of these actions or the range of reasonably possible losses, if any, or the impact on our results of operations, financial condition or cash flows.
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
From time to time, we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) contracts with our card issuing banks, under which we are responsible to them for any unrecovered overdrafts on cardholders’ accounts; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the premises; (iii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify these persons for liabilities arising out of their relationship with us; and (iv) contracts under which we may be required to indemnify our retail distributors, suppliers, vendors and other parties with whom we have contracts against claims arising from certain of our actions, omissions, violations of law and/or infringement of patents, trademarks, copyrights and/or other intellectual property rights.
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
For additional information regarding overdrafts on cardholders’ accounts, refer to Note 5—Accounts Receivable.
Note 22—Significant Concentrations
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2021	2020	2019
Walmart	24%	27%	34%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 22—Significant Concentrations (continued)
In addition, approximately 20% and 13% of our total operating revenues for the years ended December 31, 2021 and 2020, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the periods.
Note 23—Regulatory Requirements
Our subsidiary bank, Green Dot Bank, is a member bank of the Federal Reserve System and our primary regulator is the Federal Reserve Board. We and Green Dot Bank are subject to commitments with respect to minimum capital and leverage requirements that we have made to the Federal Reserve Board and the Utah Department of Financial Institutions. In addition, we and Green Dot Bank are subject to various regulatory capital and leverage requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we and Green Dot Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of December 31, 2021 and 2020, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. There were no conditions or events since December 31, 2021 which management believes would have caused us or Green Dot Bank not to be considered "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$637,338	15.9%	4.0%	n/a
Common equity Tier 1 capital	$637,338	54.0%	4.5%	n/a
Tier 1 capital	$637,338	54.0%	6.0%	6.0%
Total risk-based capital	$648,038	54.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$329,162	9.1%	4.0%	5.0%
Common equity Tier 1 capital	$329,162	40.7%	4.5%	6.5%
Tier 1 capital	$329,162	40.7%	6.0%	8.0%
Total risk-based capital	$336,461	41.6%	8.0%	10.0%

	December 31, 2020
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$515,134	17.5%	4.0%	n/a
Common equity Tier 1 capital	$515,134	57.8%	4.5%	n/a
Tier 1 capital	$515,134	57.8%	6.0%	6.0%
Total risk-based capital	$518,358	58.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$253,895	10.1%	4.0%	5.0%
Common equity Tier 1 capital	$253,895	46.1%	4.5%	6.5%
Tier 1 capital	$253,895	46.1%	6.0%	8.0%
Total risk-based capital	$254,855	46.3%	8.0%	10.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Segment Information
Effective beginning with the first quarter of 2021, we have realigned our segment reporting based on how our current Chief Operating Decision Maker (our “CODM”) manages our businesses, including resource allocation and performance assessment. Our CODM (who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. As a result of this realignment, our operations are now aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services.
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
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with some of the United States' most prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS" channel), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer" channel) to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our Simply Paid Disbursements services utilized by our partners.
Our Money Movement Services segment consists of revenues and expenses generated on a per transaction basis from our services that specialize in facilitating the movement of cash on behalf of consumers and businesses, such as money processing services and tax refund processing services. Our money processing services, such as cash deposit and disbursements, are marketed to third-party banks, program managers, and other companies seeking cash deposit and disbursement capabilities for their customers. Those customers, including our own cardholders, can access our cash deposit and disbursement services at any of the locations within our network of retail distributors and neighborhood Financial Service Centers. We market our tax-related financial services through a network of tax preparation franchises, independent tax professionals and online tax preparation providers.
Revenues within Corporate and Other are comprised of net interest income earned by our bank and inter-segment eliminations. Unallocated corporate expenses include our fixed expenses such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent and utilities, insurance and inter-segment eliminations. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges, and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.
We have restated segment information for the historical periods presented herein to conform to our current presentation. The change in segment presentation does not affect the financial results of our consolidated statements of operations, balance sheets or statements of cash flows as previously presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Segment Information (continued)
The following tables present certain financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31,
	2021	2020	2019
Segment Revenue	(In thousands)
Consumer Services	$694,725	$620,414	$654,133
B2B Services	458,584	304,651	146,545
Money Movement Services	239,735	288,009	257,065
Corporate and Other	(5,169)	(12,554)	581
Total segment revenues	1,387,875	1,200,520	1,058,324
Net revenue adjustment	45,322	53,240	50,271
Total operating revenues	$1,433,197	$1,253,760	$1,108,595
Net revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance.

	Year Ended December 31,
	2021	2020	2019
Segment Profit	(In thousands)
Consumer Services	$223,604	$212,170	$256,918
B2B Services	73,156	65,892	36,853
Money Movement Services	115,965	123,881	114,291
Corporate and Other	(195,761)	(196,131)	(167,496)
Total segment profit	216,964	205,812	240,566

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	57,024	58,005	49,489
Stock based compensation and related employer taxes	51,627	55,989	30,987
Amortization of acquired intangible assets	27,775	28,119	32,616
Impairment charges	—	21,719	—
Other expense	14,064	11,907	4,556
Operating income	66,474	30,073	122,918
Interest expense, net	150	761	1,864
Other (expense) income , net	(2,624)	(1,217)	27
Income before income taxes	$63,700	$28,095	$121,081

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Corporate Governance and Director Independence - Code of Business Conduct and Ethics,” and “Corporate Governance and Director Independence - Committees of Our Board of Directors - Audit Committee.” With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2022 Annual Meeting of Shareholders in a section entitled “Additional Information—Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders under the caption “Executive Compensation” excluding the sub-caption “Equity Compensation Plan Information.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders under the captions “Corporate Governance and Director Independence of Directors” and “Transactions with Related Parties, Founders and Control Persons.”
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our proxy statement for our 2022 Annual Meeting of Stockholders under the caption “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services.”

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
3. Exhibits
The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Amendment to Amended and Restated Bylaws of Green Dot Corporation (dated March 4, 2020)	8-K	March 6, 2020	3.1

3.5	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Description of Securities	10-K	March 2, 2020	4.1

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements and related policies).	10-Q	August 6, 2020	10.4

10.4	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6+	2020 Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Walmart Apollo, LLC.	10-K	March 2, 2020	10.6

10.7†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and MasterCard International Incorporated.	10-Q/A	June 7, 2017	10.1

10.8†	Amendment to the Processing Services Agreement dated as of September 10, 2018 by and among the Registrant and MasterCard International Incorporated.	10-Q	November 9, 2018	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith

10.9*	Employment Agreement between Dan Henry and Green Dot Corporation dated March 24, 2020.	8-K	March 30, 2020	10.1

10.10*	Inducement Stock Option Award Agreement between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.3

10.11*	Inducement Award Agreement (Performance Restricted Stock Unit) between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.4

10.12*	Inducement Award Agreement (Restricted Stock Unit) between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.5

10.13*	Employment Agreement between Daniel Eckert and Green Dot Corporation dated May 6, 2020	10-K	February 26, 2021	10.13

10.14*	Inducement Stock Option Award Agreement between Daniel Eckert and Green Dot Corporation dated May 6, 2020.	10-Q	August 6, 2020	10.1

10.15*	Inducement Award Agreement (Performance Restricted Stock Unit) between Daniel Eckert and Green Dot Corporation, dated May 6, 2020.	10-Q	August 6, 2020	10.2

10.16*	Inducement Award Agreement (Restricted Stock Unit) between Daniel Eckert and Green Dot Corporation, dated May 6, 2020.	10-Q	August 6, 2020	10.3

10.17*	Form of Executive Severance Agreement.	S-1(A-2)	April 26, 2010	10.12

10.18*	2020 Executive Officer Incentive Bonus Plan	8-K	February 26, 2020	10.01

10.19*	Green Dot Corporation Executive Incentive Plan	10-Q	November 6, 2020	10.1

10.20*	Employment Agreement between George Gresham and Green Dot Corporation dated October 21, 2021.	8-K	October 26, 2021	10.1

21.1	Subsidiaries of Green Dot Corporation.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

31.1	Certification of Dan Henry, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of George Gresham, Chief Financial Officer and Chief Operating Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Dan Henry, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of George Gresham, Chief Financial Officer and Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date	Number	Filed Herewith

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Green Dot Corporation

Date:	February 25, 2022	By:	/s/ Dan Henry
		Name:	Dan Henry
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Dan Henry	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Name:	Dan Henry

By:	/s/ George Gresham	Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial Officer)	February 25, 2022
Name:	George Gresham

By:	/s/ Jess Unruh	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Name:	Jess Unruh

By:	/s/ William I Jacobs	Chairman	February 25, 2022
Name:	William I Jacobs

By:	/s/ J. Chris Brewster	Director	February 25, 2022
Name:	J. Chris Brewster

By:	/s/ Rajeev V. Date	Director	February 25, 2022
Name:	Rajeev V. Date

By:	/s/ Glinda Bridgforth Hodges	Director	February 25, 2022
Name:	Glinda Bridgforth Hodges

By:	/s/ Saturnino Fanlo	Director	February 25, 2022
Name:	Saturnino Fanlo

By:	/s/ Jeffrey B. Osher	Director	February 25, 2022
Name:	Jeffrey B. Osher

By:	/s/ Ellen Richey	Director	February 25, 2022
Name:	Ellen Richey

By:	/s/ George T. Shaheen	Director	February 25, 2022
Name:	George T. Shaheen