Form 10-Q
period 2022-03-31
GREEN DOT CORP
filed 2022-05-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 54,212,482 shares of Class A common stock outstanding, par value $.001 per share as of April 30, 2022.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,320,743	$1,322,319
Restricted cash	5,899	3,321
Settlement assets	500,258	320,377
Accounts receivable, net	68,600	80,401
Prepaid expenses and other assets	65,916	81,380
Income tax receivable	—	1,354
Total current assets	1,961,416	1,809,152
Investment securities available-for-sale, at fair value	2,168,888	2,115,501
Loans to bank customers, net of allowance for loan losses of $9,058 and $5,555 as of March 31, 2022 and December 31, 2021, respectively	24,663	19,270
Prepaid expenses and other assets	203,674	136,400
Property, equipment, and internal-use software, net	139,308	135,341
Operating lease right-of-use assets	10,305	10,967
Deferred expenses	11,068	16,855
Net deferred tax assets	49,105	15,048
Goodwill and intangible assets	460,130	466,943
Total assets	$5,028,557	$4,725,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,605	$51,353
Deposits	3,605,722	3,286,889
Obligations to customers	214,587	124,221
Settlement obligations	506	15,682
Amounts due to card issuing banks for overdrawn accounts	479	513
Other accrued liabilities	109,200	128,294
Operating lease liabilities	5,832	6,918
Deferred revenue	20,167	28,903
Income tax payable	10,919	291
Total current liabilities	4,034,017	3,643,064
Other accrued liabilities	3,239	3,531
Operating lease liabilities	7,357	8,209
Total liabilities	4,044,613	3,654,804
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2022 and December 31, 2021; 54,293 and 54,868 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	54	55
Additional paid-in capital	388,299	401,055
Retained earnings	737,994	699,370
Accumulated other comprehensive loss	(142,403)	(29,807)
Total stockholders’ equity	983,944	1,070,673
Total liabilities and stockholders’ equity	$5,028,557	$4,725,477
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$212,828	$186,012
Cash processing revenues	100,028	90,915
Interchange revenues	78,856	111,226
Interest income, net	8,905	5,333
Total operating revenues	400,617	393,486
Operating expenses:
Sales and marketing expenses	83,526	118,903
Compensation and benefits expenses	66,264	74,967
Processing expenses	112,092	97,669
Other general and administrative expenses	87,143	67,962
Total operating expenses	349,025	359,501
Operating income	51,592	33,985
Interest expense, net	87	37
Other expense, net	770	1,086
Income before income taxes	50,735	32,862
Income tax expense	12,111	7,127
Net income	$38,624	$25,735

Basic earnings per common share:	$0.70	$0.47
Diluted earnings per common share:	$0.70	$0.46
Basic weighted-average common shares issued and outstanding:	54,556	53,651
Diluted weighted-average common shares issued and outstanding:	55,230	55,068
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$38,624	$25,735
Other comprehensive (loss) income
Unrealized holding loss, net of tax	(112,596)	(22,544)
Comprehensive (loss) income	$(73,972)	$3,191
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	206	—	(2,615)	—	—	(2,615)
Stock-based compensation	—	—	14,858	—	—	14,858
Repurchases of Class A Common Stock	(781)	(1)	(24,999)	—	—	(25,000)
Net income	—	—	—	38,624	—	38,624
Other comprehensive loss	—	—	—	—	(112,596)	(112,596)
Balance at March 31, 2022	54,293	$54	$388,299	$737,994	$(142,403)	$983,944

	Three Months Ended March 31, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	355	—	(6,771)	—	—	(6,771)
Stock-based compensation	—	—	17,237	—	—	17,237
Net income	—	—	—	25,735	—	25,735
Other comprehensive loss	—	—	—	—	(22,544)	(22,544)
Balance at March 31, 2021	54,389	$54	$364,926	$677,625	$(19,116)	$1,023,489
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating activities
Net income	$38,624	$25,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	13,804	13,200
Amortization of intangible assets	6,517	6,944
Provision for uncollectible overdrawn accounts from purchase transactions	4,700	2,994
Provision for loan losses	10,499	1,410
Stock-based compensation	14,858	17,237
Losses in equity method investments	1,708	875
Amortization of (discount) premium on available-for-sale investment securities	(290)	659
Impairment of long-lived assets	2,263	—
Other	(583)	42
Changes in operating assets and liabilities:
Accounts receivable, net	7,101	(11,515)
Prepaid expenses and other assets	13,306	(1,786)
Deferred expenses	5,787	6,091
Accounts payable and other accrued liabilities	(4,430)	20,201
Deferred revenue	(8,934)	(7,159)
Income tax receivable/payable	12,023	7,169
Other, net	(1,311)	(1,425)
Net cash provided by operating activities	115,642	80,672

Investing activities
Purchases of available-for-sale investment securities	(288,958)	(95,332)
Proceeds from maturities of available-for-sale securities	86,106	34,364
Proceeds from sales and calls of available-for-sale securities	2,875	5,198
Payments for acquisition of property and equipment	(19,010)	(10,474)
Net changes in loans	(14,693)	(6,488)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Purchases of other investments	(31,934)	—
Other investing activities	—	(529)
Net cash used in investing activities	(300,614)	(108,261)

Financing activities
Borrowings on revolving line of credit	50,000	—
Repayments on revolving line of credit	(50,000)	—
Proceeds from exercise of options and ESPP purchases	92	1,780
Taxes paid related to net share settlement of equity awards	(2,707)	(8,551)
Net changes in deposits	318,280	859,868
Net changes in settlement assets and obligations to customers	(104,691)	395,482
Contingent consideration payments	—	(1,000)
Repurchase of Class A common stock	(25,000)	—
Net cash provided by financing activities	185,974	1,247,579

Net increase in unrestricted cash, cash equivalents and restricted cash	1,002	1,219,990
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,325,640	1,496,701
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,326,642	$2,716,691

Cash paid for interest	$180	$84
Cash refund from income taxes	$(11)	$(20)

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,320,743	$2,711,791
Restricted cash	5,899	4,900
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,326,642	$2,716,691
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2022, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2022 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and effects of the COVID-19 pandemic, as well as other factors.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted the provisions of ASU 2020-06 on January 1, 2022, the results of which did not have a material impact on our consolidated financial statements.

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
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended March 31, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$94,890	$41,223	$96,404	$232,517
Transferred over time	59,529	98,754	912	159,195
Operating revenues (1)	$154,419	$139,977	$97,316	$391,712

	Three Months Ended March 31, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$112,652	$48,859	$89,120	$250,631
Transferred over time	66,026	70,249	1,247	137,522
Operating revenues (1)	$178,678	$119,108	$90,367	$388,153

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of intersegment revenues.
Revenues recognized at a point in time are comprised of interchange fees, ATM fees, overdraft protection fees, other similar cardholder transaction-based fees, and substantially all of our cash processing revenues. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS partner program management fees.
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $16.5 million and $17.6 million for the three months ended March 31, 2022 and 2021, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2022
Corporate bonds	$10,000	$—	$(264)	$9,736
Agency bond securities	230,841	—	(25,448)	205,393
Agency mortgage-backed securities	2,083,757	111	(159,255)	1,924,613
Municipal bonds	25,256	—	(2,653)	22,603
Asset-backed securities	6,508	40	(5)	6,543
Total investment securities	$2,356,362	$151	$(187,625)	$2,168,888

December 31, 2021
Corporate bonds	$10,000	$—	$(27)	$9,973
Agency bond securities	230,841	—	(9,245)	221,596
Agency mortgage-backed securities	1,879,793	806	(32,268)	1,848,331
Municipal bonds	28,135	288	(243)	28,180
Asset-backed securities	7,326	99	(4)	7,421
Total investment securities	$2,156,095	$1,193	$(41,787)	$2,115,501
As of March 31, 2022 and December 31, 2021, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2022
Corporate bonds	$9,736	$(264)	$—	$—	$9,736	$(264)
Agency bond securities	—	—	205,393	(25,448)	205,393	(25,448)
Agency mortgage-backed securities	1,476,098	(115,452)	441,822	(43,803)	1,917,920	(159,255)
Municipal bonds	22,568	(2,653)	—	—	22,568	(2,653)
Asset-backed securities	1,526	(5)	—	—	1,526	(5)
Total investment securities	$1,509,928	$(118,374)	$647,215	$(69,251)	$2,157,143	$(187,625)

December 31, 2021
Corporate bonds	$9,973	$(27)	$—	$—	$9,973	$(27)
Agency bond securities	$52,865	$(2,128)	$168,730	$(7,117)	$221,595	$(9,245)
Agency mortgage-backed securities	1,661,091	(27,899)	106,510	(4,369)	1,767,601	(32,268)
Municipal bonds	9,678	(243)	—	—	9,678	(243)
Asset-backed securities	2,358	(4)	—	—	2,358	(4)
Total investment securities	$1,735,965	$(30,301)	$275,240	$(11,486)	$2,011,205	$(41,787)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three months ended March 31, 2022 or 2021 on our available-for-sale investment securities. Unrealized losses as of March 31, 2022 and December 31, 2021 are the result of recent fluctuations in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. We do not intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of March 31, 2022, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$10,000	$9,736
Due after five years through ten years	190,841	171,149
Due after ten years	65,256	56,847
Mortgage and asset-backed securities	2,090,265	1,931,156
Total investment securities	$2,356,362	$2,168,888
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Trade receivables	$26,735	$33,921
Reserve for uncollectible trade receivables	(52)	(82)
Net trade receivables	26,683	33,839

Overdrawn cardholder balances from purchase transactions	5,931	5,395
Reserve for uncollectible overdrawn accounts from purchase transactions	(4,348)	(3,394)
Net overdrawn cardholder balances from purchase transactions	1,583	2,001

Cardholder fees	4,097	4,054
Receivables due from card issuing banks	4,408	4,645
Fee advances, net	3,113	20,643
Other receivables	28,716	15,219
Accounts receivable, net	$68,600	$80,401
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance, beginning of period	$3,394	$1,653
Provision for uncollectible overdrawn accounts from purchase transactions	4,700	2,994
Charge-offs	(3,746)	(2,367)
Balance, end of period	$4,348	$2,280

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2022
Residential	$—	$—	$—	$—	$4,401	$4,401
Commercial	—	—	—	—	2,546	2,546
Installment	—	—	—	—	1,317	1,317
Consumer	1,964	—	—	1,964	17,244	19,208
Secured credit card	505	513	2,030	3,048	3,201	6,249
Total loans	$2,469	$513	$2,030	$5,012	$28,709	$33,721

Percentage of outstanding	7.3%	1.5%	6.0%	14.9%	85.1%	100.0%

December 31, 2021
Residential	$—	$—	$—	$—	$3,722	$3,722
Commercial	—	—	—	—	3,392	3,392
Installment	—	—	3	3	1,340	1,343
Consumer	2,244	—	—	2,244	7,788	10,032
Secured credit card	43	98	853	994	5,342	6,336
Total loans	$2,287	$98	$856	$3,241	$21,584	$24,825

Percentage of outstanding	9.2%	0.4%	3.5%	13.1%	86.9%	100.0%
We offer an optional overdraft protection program service on certain demand deposit account programs that allows cardholders who opt-in to spend up to a pre-authorized amount in excess of their available card balance. When overdrawn, the purchase related balances due on these deposit accounts are reclassified as consumer loans. Fees due from our cardholders for our overdraft service are included as a component of accounts receivable. Overdrawn balances are unsecured and considered immediately due from the cardholder.
In December 2021, we made the determination to sell a portion of our secured credit card portfolio. As of December 31, 2021, this portion of our secured credit card portfolio was reclassified as loans held for sale, and is included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Upon re-classification, we reversed any previous allowance for credit loss on these portfolios and recorded an estimated valuation allowance to reflect the portfolio at its estimated fair value. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of March 31, 2022 and December 31, 2021, the fair value of the loans held for sale amounted to approximately $4.5 million and $5.1 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the criteria for classification as nonperforming.

	March 31, 2022	December 31, 2021
	(In thousands)
Residential	$184	$195
Installment	110	115
Secured credit card	2,030	853
Total loans	$2,324	$1,163

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2022		December 31, 2021
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,160	$241	$3,481	$241
Commercial	2,546	—	3,392	—
Installment	1,202	115	1,228	115
Consumer	19,208	—	10,032	—
Secured credit card	4,219	2,030	5,483	853
Total loans	$31,335	$2,386	$23,616	$1,209
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance, beginning of period	$5,555	$757
Provision for loans	10,499	1,410
Loans charged off	(6,996)	(707)
Recoveries of loans previously charged off	—	71
Balance, end of period	$9,058	$1,531
Activity within our allowance for credit losses increased during the comparable periods principally due to the introduction of our optional overdraft protection program services on certain demand deposit accounts and other consumer advances related to our tax processing services.

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
As of March 31, 2022 and December 31, 2021, our net investment in TailFin Labs amounted to approximately $94.4 million and $61.5 million, respectively, and is included in the long term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of $2.1 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, which are recorded as a component of other income and expense on our consolidated statement of operations.
Our equity method investments also include an investment held by our bank, which amounted to $6.8 million and $6.4 million at March 31, 2022 and December 31, 2021, respectively. We recorded equity in earnings from this investment of approximately $0.4 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Non-interest bearing deposit accounts	$3,578,926	$3,258,650
Interest-bearing deposit accounts
Checking accounts	5,062	5,900
Savings	7,531	7,398
Secured card deposits	8,960	9,673
Time deposits, denominations greater than or equal to $250	2,505	2,497
Time deposits, denominations less than $250	2,738	2,771
Total interest-bearing deposit accounts	26,796	28,239
Total deposits	$3,605,722	$3,286,889

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2022
(In thousands)
Due in 2022	$2,321
Due in 2023	1,180
Due in 2024	540
Due in 2025	495
Due in 2026	699
Thereafter	8
Total time deposits	$5,243
Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of March 31, 2022, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
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
The terms of our existing agreement also provide for a method to determine an alternative benchmark interest rate, which will apply when the LIBOR rates cease to be available in June 2023. This alternative benchmark rate will be selected between the parties taking into consideration recommendations from regulatory bodies or based on prevailing market conventions at the time the alternative rate is established, and may include the Secured Overnight Financing Rate.
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2022, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We did not incur any meaningful cash interest expense related to our debt during the three months ended March 31, 2022 or 2021.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2022 and 2021 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3	0.7
General business credits	(1.6)	(2.2)
Employee stock-based compensation	1.2	(6.1)
IRC 162(m) limitation	2.5	8.4
Nondeductible expenses	(0.4)	0.3
Other	(0.1)	(0.4)
Effective tax rate	23.9%	21.7%
The effective tax rate for the three months ended March 31, 2022 and 2021 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of executive compensation. The overall increase in the effective tax rate for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to an increase of $0.4 million in state income taxes and a $2.6 million decline in excess tax benefits from stock-based compensation. We recognized a discrete tax expense related to tax shortfalls from stock based-compensation of $0.6 million for the three months ended March 31, 2022, compared to a $2.0 million excess tax benefit for the prior year comparable period. These increases were partially offset by the impact of general business credits and a decrease of $1.5 million subject to the IRC 162(m) limitation on the deductibility of executive compensation.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the three months ended March 31, 2022 and 2021, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2022 and 2021, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2021. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of March 31, 2022. The IRS also initiated an examination of our 2018 U.S. federal tax return during the first quarter ended March 31, 2022. We do not expect the outcome of these examinations will have any material impact on our consolidated financial statements.
As of March 31, 2022, we have federal net operating loss carryforwards of approximately $17.2 million and state net operating loss carryforwards of approximately $89.1 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2034. Of our total state net operating loss carryforwards, approximately $57.3 million will expire between 2026 and 2041, while the remaining balance of approximately $31.8 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $20.7 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of March 31, 2022 and December 31, 2021, we had a liability of $12.4 million and $11.0 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Beginning balance	$10,972	$9,518
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	1,410	1,470
Ending balance	$12,382	$10,988

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,060	$10,805
As of March 31, 2022 and 2021, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $0.9 million and $0.5 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In May 2017, our Board of Directors authorized, subject to regulatory approval, $150 million for our stock repurchase program under which we repurchased $100 million of shares in 2019. In February 2022, our Board of Directors provided authorization to increase our remaining stock repurchase limit to $100 million for any future repurchases.
Accelerated Share Repurchases
In March 2022, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. Pursuant to the terms of the ASR agreement and in exchange for an up-front payment of $25 million, we received a total of 781,555 shares of our Class A Common Stock. Upon settlement, we either receive additional shares from the financial institution or we may be required to deliver additional shares or cash to the financial institution, at our election. The final number of shares received upon settlement for the ASR is determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. Final settlement of the ASR was completed at the end of April 2022, at which point we received an additional 132,482 shares from the financial institution. Total shares repurchased under the ASR amounted to 914,037 shares at an average price of $27.35.
The up-front payments are accounted for as a reduction to shareholders’ equity on our consolidated balance sheets in the period the payments are made. The ASR is accounted for in two separate transactions: 1) a treasury stock repurchase for the initial shares received and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. The par value of the shares received are recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital. The ASR meets all of the applicable criteria for equity classification, and therefore are not accounted for as derivative instruments. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The shares are retired upon repurchase, but remain authorized for registration and issuance in the future.
Other
In March 2022, we also entered into a repurchase plan under Rule 10b5-1 of the Exchange Act for $75 million that would go into effect at the conclusion of the ASR. The agreement allows for $10 million of monthly share repurchases through the remainder of 2022 until the contract amount is reached. The timing and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022, however, Walmart is entitled to voting rights and to participate in any dividends paid from the issuance date on the unvested balance. As such, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of March 31, 2022, there were 243,751 unvested shares outstanding.
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
The total stock-based compensation expense recognized was $14.9 million and $17.2 million for the three months ended March 31, 2022 and 2021, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the three months ended March 31, 2022:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,596	$42.71
Restricted stock units granted	613	30.17
Restricted stock units vested	(240)	34.27
Restricted stock units canceled	(30)	41.67
Outstanding at March 31, 2022	1,939	$39.80
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,377	$35.36
Performance restricted stock units granted	114	32.75
Performance restricted stock units vested	(53)	49.78
Performance restricted stock units canceled	(1)	48.65
Outstanding at March 31, 2022	1,437	$34.61
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
Stock Options
Total stock option activity for the three months ended March 31, 2022 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,205	$26.62
Options exercised	(4)	22.06
Outstanding at March 31, 2022	1,201	$26.63
Exercisable at March 31, 2022	867	$27.71
We have not issued any stock option awards from our 2010 Equity Incentive Plan for the periods presented in these consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$38,624	$25,735
Amount attributable to unvested Walmart restricted shares	(191)	(283)
Net income allocated to Class A common stockholders	$38,433	$25,452
Denominator:
Weighted-average Class A shares issued and outstanding	54,556	53,651
Basic earnings per Class A common share	$0.70	$0.47

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$38,433	$25,452
Re-allocated earnings	2	7
Diluted net income allocated to Class A common stockholders	$38,435	$25,459
Denominator:
Weighted-average Class A shares issued and outstanding	54,556	53,651
Dilutive potential common shares:
Stock options	214	514
Service-based restricted stock units	198	523
Performance-based restricted stock units	233	361
Employee stock purchase plan	29	19
Diluted weighted-average Class A shares issued and outstanding	55,230	55,068
Diluted earnings per Class A common share	$0.70	$0.46
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Class A common stock
Options to purchase Class A common stock	139	500
Service-based restricted stock units	1,204	107
Performance-based restricted stock units	1,002	657
Unvested Walmart restricted shares	271	596
Total	2,616	1,860

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021.
As of March 31, 2022 and December 31, 2021, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2022	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,736	$—	$9,736
Agency bond securities	—	205,393	—	205,393
Agency mortgage-backed securities	—	1,924,613	—	1,924,613
Municipal bonds	—	22,603	—	22,603
Asset-backed securities	—	6,543	—	6,543
Loans held for sale	—	—	4,501	4,501
Total assets	$—	$2,168,888	$4,501	$2,173,389

Liabilities
Contingent consideration	$—	$—	$1,647	$1,647

December 31, 2021
Assets
Investment securities:
Corporate bonds	$—	$9,973	$—	$9,973
Agency bond securities	—	221,596	—	221,596
Agency mortgage-backed securities	—	1,848,331	—	1,848,331
Municipal bonds	—	28,180	—	28,180
Asset-backed securities	—	7,421	—	7,421
Loans held for sale	—	—	5,148	5,148
Total assets	$—	$2,115,501	$5,148	$2,120,649

Liabilities
Contingent consideration	$—	$—	$1,347	$1,347
We based the fair value of our fixed income securities held as of March 31, 2022 and December 31, 2021 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2022 or 2021.
A reconciliation of changes in fair value for Level 3 assets or liabilities are not considered material to these consolidated financial statements and therefore are not presented for any of the periods presented.

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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2022 and December 31, 2021 are presented in the table below.

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$24,663	$22,669	$19,270	$17,481

Financial Liabilities
Deposits	$3,605,722	$3,605,678	$3,286,889	$3,286,837

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
Our total lease expense amounted to approximately $1.1 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our ROU assets and related lease liabilities is as follows:

March 31, 2022

Cash paid for operating lease liabilities (in thousands)	$2,134
Weighted average remaining lease term (years)	2.73
Weighted average discount rate	4.8%
Maturities of our operating lease liabilities as of March 31, 2022 is as follows:

Operating Leases
(In thousands)
Remainder of 2022	$5,719
2023	3,761
2024	3,679
2025	1,045
2026	38
14,242
Less: imputed interest	(1,053)
Total lease liabilities	$13,189
Note 17—Commitments and Contingencies
Financial Commitments
As discussed in Note 7 — Equity Method Investments, we are committed to make annual capital contributions in TailFin Labs, LLC of $35.0 million per year from January 2020 through January 2024.
Our definitive agreement to acquire all of the equity interests of UniRush provided for a minimum $4 million annual earn-out payment for five years following the closing, and ended in February 2022. The final earn-out payment of $1.6 million was outstanding as of March 31, 2022, and is recorded in the current portion of other accrued liabilities on our consolidated balance sheets. The final earn-out payment was made in April 2022.
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
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On October 6, 2021, the Court Appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Pursuant to a stipulated agreement between the parties, defendants’ response to the First Amended Complaint must be filed by May 31, 2022. On February 18, 2020, a shareholder derivative suit and securities class action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed in United States District Court for the Central District of California, against us and certain of our officers and directors. The suit avers purported breach of fiduciary duty and unjust enrichment claims, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, on the basis of the same wrongdoing alleged in the first lawsuit described above. The suit does not define the purported class allegedly damaged. These cases have been related and, pursuant to a stipulated agreement between the parties, the Hellman suit is stayed pending resolution of any motions to dismiss in the Koffsman case reference above, after which time the parties will meet and confer on a case schedule, including the schedule for defendants to respond to the complaint. We have not yet responded to the complaints in these matters.
In May 2021, we announced that we entered into a definitive agreement to purchase the assets and operations of Tax Refund Solutions (“TRS”), a business segment of Republic Bank & Trust Company ("Republic Bank"), subject to customary closing conditions. Pursuant to the terms of the definitive agreement, we agreed to pay Republic Bank approximately $165 million in cash for the TRS assets. On October 4, 2021, we announced we had been unable to obtain the Federal Reserve’s approval of or non-objection to the transaction, and therefore, the transaction would not be consummated. The agreement provided for a termination fee payable by us of $5 million, which we recorded in the fourth quarter of 2021 and paid in January 2022. On October 5, 2021, Republic Bank filed a claim against us in the Court of Chancery of the State of Delaware. The lawsuit claims that we have breached the contract in which we agreed, subject to certain conditions, to purchase the TRS business. The lawsuit seeks, among other forms of relief, an order of specific performance requiring that we close the transaction or, in the alternative, monetary damages. We are defending the action.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2022	2021
Walmart	20%	24%
In addition, approximately 23% and 16% of our total operating revenues for the three months ended March 31, 2022 and 2021, respectively, were generated from a single BaaS partner, without a corresponding concentration to our gross profit for the periods.
Note 19—Segment Information
Our Chief Operating Decision Maker (our "CODM" who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services.
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
Revenues within Corporate and Other are comprised of net interest income and certain other investment income earned by our bank and inter-segment eliminations. Unallocated corporate expenses include our fixed expenses such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent and utilities, insurance and inter-segment eliminations. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges, and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31,
	2022	2021
Segment Revenue	(In thousands)
Consumer Services	$158,757	$184,341
B2B Services	133,900	105,975
Money Movement Services	97,316	90,367
Corporate and Other	4,705	(878)
Total segment revenues	394,678	379,805
BaaS commissions and processing expenses	6,512	13,681
Other income	(573)	—
Total operating revenues	$400,617	$393,486
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Three Months Ended March 31,
	2022	2021
Segment Profit	(In thousands)
Consumer Services	$54,288	$53,527
B2B Services	22,264	17,533
Money Movement Services	61,460	48,814
Corporate and Other	(47,686)	(46,514)
Total segment profit	90,326	73,360

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	13,804	13,200
Stock based compensation and related employer taxes	15,169	17,182
Amortization of acquired intangible assets	6,517	6,944
Impairment charges	2,263	—
Other expense	981	2,049
Operating income	51,592	33,985
Interest expense, net	87	37
Other expense, net	770	1,086
Income before income taxes	$50,735	$32,862

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the "Securities Act") and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the continuing impact of the coronavirus ("COVID-19") pandemic on our business, results of operations and financial condition and our and the U.S. government or regulator's further responses to it, and those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our Chief Operating Decision Maker (our "CODM" who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income and certain other investment income earned by our bank, eliminations of intersegment revenues and expenses, unallocated corporate expenses, and other costs that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to our 2021 Annual Report on Form 10-K "Part 1, Item 1. Business" for more detailed information about our operations and Note 19—Segment Information in the notes to the accompanying unaudited consolidated financial statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Total operating revenues	$400,617	$393,486	$7,131	1.8%
Total operating expenses	349,025	359,501	(10,476)	(2.9)%
Net income	38,624	25,735	12,889	50.1%
Refer to "Segment Results" for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three months ended March 31, 2022 increased $7.1 million, or 2% over the prior year comparable period, generating revenue growth across our B2B Services and Money Movement Services segments, partially offset by lower revenues earned from our Consumer Services segment.
Our deposit account programs within our Consumer Services and B2B Services segments have benefited from shifts in consumer behavior towards electronic payments throughout the COVID-19 pandemic, which created a higher demand and usage of our products and services. In part, this was driven by the economic stimulus funds and incremental unemployment benefits enacted by the U.S. federal government distributed to new and existing customers. In December 2020, an additional $900 billion economic stimulus package was signed into law, providing for additional direct payments and enhanced unemployment benefits. In March 2021, another $1.9 trillion economic package was authorized under the American Rescue Plan Act of 2021, which provided for additional direct payments, enhanced unemployment benefits that expired in September 2021 and monthly child tax credit payments that expired in December 2021. No such economic stimulus packages have been enacted to date in 2022 and as a result, our key metrics have normalized, creating difficult year-over-year comparisons. The timing and magnitude of these federal relief programs in the prior year has resulted in decreases in our consolidated gross dollar volume, active accounts and purchase volume for the three months ended March 31, 2022, which decreased 16%, 22%, and 31%, respectively.
In our Consumer Services segment, gross dollar volume, the number of active accounts, direct deposit accounts and purchase volume declined year-over-year for three months ended March 31, 2022 by 35%, 25%, 29% and 30%, respectively. We believe these decreases are primarily attributable to the timing of stimulus payments and other federal benefits received by our cardholders in 2021, as discussed above, which has impacted the amount of revenue we earn, such as monthly maintenance fees, ATM fees and interchange. These revenue declines in our Consumer Services segment were partially offset by the customer adoption of recent features, such as our optional overdraft protection program services made available to cardholders across our portfolios, and favorable decreases in the amount of cash back rewards on our legacy card programs due to changes in consumer behavioral trends and the estimated redemption amounts.
Within our B2B Services segment, gross dollar volume grew overall by 3% year-over-year for three months ended March 31, 2022, while active accounts and purchase volume decreased by 17% and 34%, respectively. Overall, many of our BaaS partners within our B2B Services segment were impacted by similar trends seen in our Consumer Services segment, however, growth in gross dollar volume for certain programs resulted in a net increase in segment revenue due to higher program management service fees earned from BaaS partners.
The impact of further governmental actions and whether or not any of these benefits are reinstituted may impact our future results. We expect our key performance indicators to normalize on a year-over-year basis as the effect of federal and state governmental actions continues to lessen.
Total Money Movement Services segment revenues for the three months ended March 31, 2022 increased by 8%, over the prior year comparable period, driven by a 29% increase in the number of tax refunds processed. The increase in the number of tax refunds processed is principally attributable to the extension of the prior year tax season, which shifted the number of tax refunds processed from the first quarter of 2021 into the second quarter of 2021. Revenues within our Money Movement Services were partially offset by a decrease of 14% in cash transfers processed. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of lower active accounts within our Consumer Services and B2B Services segments discussed above.

Total operating expenses
Our total operating expenses for the three months ended March 31, 2022 decreased by $10.5 million, or 3%, over the prior year comparable period. This decrease was a result of several factors, including lower sales and marketing expenses due to a decrease in sales commissions from lower revenues on products subject to revenue-sharing agreements and lower third-party call center support (a component of compensation and benefits expenses) within our Consumer Services and B2B Services segments. In 2021, we increased our third-party call center support costs to meet the increased demand in our customer service center in an effort to improve our customers' overall experience. We have benefited from these improvements with our customers, which resulted in lower third-party call center costs in the first quarter of 2022. These decreases were partially offset by an increase in processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs, and year-over-year growth in transaction losses, a component within other general and administrative expenses. The increase in transaction losses was the result of increases in gross dollar volume in our B2B Services segment and the increasing customer adoption of our overdraft protection services in our Consumer Services segment since its introduction in early 2021.
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
Income taxes
Our income tax expense for the three months ended March 31, 2022 increased $5.0 million, or 70%, on a year-over-year basis. The increase in our income tax expense was primarily due to an increase in our taxable income and an increase in our effective tax rate. Our effective tax rate for the three months ended March 31, 2022 was 23.9%, compared to 21.7% for the prior year period. The increase in our effective rate was primarily due to a decline in excess tax benefits from stock-based compensation and an increase in state income taxes expense, partially offset by the impact of general business credits and a reduction in the amount of compensation that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation.
COVID-19 Update
The health and safety of our employees remains a top priority for our business and in the U.S., we have closed most of our U.S. leased office locations and shifted to a remote working strategy. However, we will be required to continue making our contractual payments until our operating leases are formally terminated or expire. As a result of the resurgence of the COVID-19 pandemic’s Omicron variant in China during the first quarter of 2022, we closed our offices again in China and shifted to a remote workforce strategy in China, which over a prolonged period of time, could potentially delay our ability to launch new products or services. It is possible that we may continue to experience similar issues in the future due to the pandemic.
In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020, which in recent years has impacted the yields on our cash and investment balances. We have continued to experience a reduction in the amount of interest income we have earned compared to recent periods prior to COVID-19. However, in early May 2022, the Federal Reserve announced an increase in the federal funds rate target range by 0.50%, resulting in a range of 0.75% to 1.00%, and while uncertain, it is expected that the Federal Reserve will continue to increase interest rates in 2022 to slow the effects of economic inflation tied to the COVID-19 pandemic. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended March 31,
	2022	2021	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$17,436	$20,666	$(3,230)	(15.6)%
Number of Active Accounts*	4.93	6.35	(1.42)	(22.4)%
Purchase Volume	$7,192	$10,445	$(3,253)	(31.1)%
Cash Transfers	8.87	10.32	(1.45)	(14.1)%
Tax Refunds Processed	9.61	7.44	2.17	29.2%
* Represents the number of active accounts as of March 31, 2022 and 2021, respectively.
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
Critical Accounting Estimates
Reference is made to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Three-Month Periods Ended March 31, 2022 and 2021
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$212,828	53.1%	$186,012	47.2%
Cash processing revenues	100,028	25.0	90,915	23.1
Interchange revenues	78,856	19.7	111,226	28.3
Interest income, net	8,905	2.2	5,333	1.4
Total operating revenues	$400,617	100.0%	$393,486	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $212.8 million for the three months ended March 31, 2022, an increase of $26.8 million, or 14.4%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume for certain B2B Services segment programs, which resulted in higher program management service fees earned from BaaS partners. In addition, card revenues and other fees also increased due to optional features launched on our card programs, such as our overdraft protection program, as well as a favorable decrease in the estimated accrual of cash back rewards, which we record as a reduction to revenue. Our estimate of cash rewards varies based on multiple factors including the terms and conditions of the cash back program currently in effect, customer activity and customer redemption rates. These increases were partially offset by decreases in cardholder fees, such as monthly maintenance fees and ATM fees for the reasons discussed above in our "Overview."
Cash Processing Revenues — Cash processing revenues totaled $100.0 million for the three months ended March 31, 2022, an increase of $9.1 million, or 10%, from the comparable prior year period. The increase is primarily due to the increase in number of tax refunds processed, principally attributable to the extension of the prior year tax season which shifted the number of tax refunds processed from the first quarter of 2021 into the second quarter of 2021. These increases were partially offset by a decline in the number of cash transfers processed as a result of lower active accounts within our Consumer Services and B2B Services segments.
Interchange Revenues — Interchange revenues totaled $78.9 million for the three months ended March 31, 2022, a decrease of $32.3 million, or 29%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume during the three months ended March 31, 2022, partially offset by a higher effective interchange rate earned as a result of a lower average dollar amount purchased per transaction. As interchange fees have both fixed and variable components, the effective rate we earn varies based on the size of transactions, amongst other factors.
Interest Income, net — Net interest income totaled $8.9 million for the three months ended March 31, 2022, an increase of $3.6 million, or 68%, from the comparable prior year period. The increase in net interest income earned was the result of an increase in the size of our investment securities portfolio, funded primarily from the use of our cardholder deposit account programs. Capital commitment relief granted to us at the end of 2020 by the Federal Reserve on our prepaid card deposits has provided greater flexibility in how we can utilize our cash and cash equivalents, and as a result, we purchased additional available-for-sale investment securities compared to the prior year period.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$83,526	20.8%	$118,903	30.2%
Compensation and benefits expenses	66,264	16.5	74,967	19.1
Processing expenses	112,092	28.0	97,669	24.8
Other general and administrative expenses	87,143	21.8	67,962	17.3
Total operating expenses	$349,025	87.1%	$359,501	91.4%
Sales and Marketing Expenses — Sales and marketing expenses totaled $83.5 million for the three months ended March 31, 2022, a decrease of $35.4 million, or 30% from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to revenue-sharing agreements and a decrease in marketing expenses.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $66.3 million for the three months ended March 31, 2022, a decrease of $8.7 million or 12% from the comparable prior year period. The decrease was primarily due to a reduction in third-party call center support costs due to a decline in active accounts and our efforts to improve customer service over the course of 2021, as well as lower employee stock-based compensation driven by fluctuations in the expected achievement of certain performance-based awards for the comparable periods.
Processing Expenses — Processing expenses totaled $112.1 million for the three months ended March 31, 2022, an increase of $14.4 million or 15% from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $87.1 million for the three months ended March 31, 2022, an increase of $19.1 million or 28%, from the comparable prior year period. This increase was primarily due to a year-over-year growth in transaction losses as a result of increases in gross dollar volume in our B2B Services segment and the increasing customer adoption of our overdraft protection services in our Consumer Services segment, as well as higher professional fees and software license expenses as a result of our investments in our modern banking platform. These increases were partially offset by lower telephone and communication expenses as a result of decreases in third-party call center support.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3	0.7
General business credits	(1.6)	(2.2)
Employee stock-based compensation	1.2	(6.1)
IRC 162(m) limitation	2.5	8.4
Nondeductible expenses	(0.4)	0.3
Other	(0.1)	(0.4)
Effective tax rate	23.9%	21.7%
Our income tax expense totaled $12.1 million for the three months ended March 31, 2022, an increase of $5.0 million or 70% from the prior year comparable period, primarily due to an increase in taxable income and our effective tax rate. The increase in the effective tax rate for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to a decline in excess tax benefits from stock-based compensation and an increase in state income taxes expense. These increases were partially offset by the impact of general business credits and a reduction in the amount of compensation that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$158,757	$184,341	$(25,584)	(13.9)%
Segment expenses	104,469	130,814	(26,345)	(20.1)%
Segment profit	$54,288	$53,527	$761	1.4%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$6,621	$10,156	$(3,535)	(34.8)%
Active Accounts*	3.04	4.07	(1.03)	(25.3)%
Direct Deposit Active Accounts*	0.69	0.97	(0.28)	(28.9)%
Purchase Volume	$5,017	$7,138	$(2,121)	(29.7)%
* Represents number of active and direct deposit active accounts as of March 31, 2022 and 2021, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2022	2021
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$6,621	$6,300	$6,811	$8,188	$10,156
Number of active accounts	3.04	3.10	3.38	3.97	4.07
Direct deposit active accounts	0.69	0.76	0.83	0.92	0.97
Purchase volume	$5,017	$4,881	$5,166	$6,455	$7,138
Segment revenues within Consumer Services for the three months ended March 31, 2022 decreased $25.6 million, or 14%, compared to the prior year comparable period, while our segment expenses for the three months ended March 31, 2022 decreased $26.3 million, or 20%, respectively.
Our gross dollar volume, purchase volume, the total number of active accounts and direct deposit active accounts decreased by 35%, 30%, 25% and 29%, respectively, during the three months ended March 31, 2022 from the comparable prior year period primarily due to the timing and magnitude of federal relief programs received late in December 2020 and the first quarter of 2021 that did not recur in in the first quarter of 2022.
As a result, our monthly maintenance fees, ATM revenue and interchange revenues decreased as a result of the decreases in each of our key metrics stated above. These decreases were partially offset by increasing customer adoption of optional features recently launched on our card programs, such as our overdraft protection program, as well as a favorable decrease in the estimated accrual of cash back rewards, which we record as a reduction to revenue.
Consumer Services expenses decreased for the three months ended March 31, 2022 from the comparable prior year period due to several factors, including a decrease in sales commissions from lower revenues on products subject to revenue-sharing agreements, a decrease in third-party call center support costs that were required to meet demand in our customer service center from federal relief programs in the prior year, a decrease in processing expenses due to lower purchase volume, and a decrease in marketing and supply chain expenses in connection with GO2bank.

B2B Services

	Three Months Ended March 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$133,900	$105,975	$27,925	26.4%
Segment expenses	111,636	88,442	23,194	26.2%
Segment profit	$22,264	$17,533	$4,731	27.0%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$10,815	$10,510	$305	2.9%
Active Accounts*	1.89	2.28	(0.39)	(17.1)%
Purchase Volume	$2,175	$3,307	$(1,132)	(34.2)%
* Represents number of active accounts as of March 31, 2022 and 2021, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2022	2021
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$10,815	$10,053	$9,593	$9,211	$10,510
Number of active accounts	1.89	1.97	1.99	2.06	2.28
Purchase volume	$2,175	$2,184	$2,190	$2,415	$3,307
Segment revenues within our B2B Services for the three months ended March 31, 2022 increased $27.9 million, or 26%, compared to the prior year period, while our segment expenses for the three months ended March 31, 2022 increased $23.2 million, or 26%.
Our total gross dollar volume increased 2.9% during the three months ended March 31, 2022 from the comparable prior year period as we continued to experience organic growth from both new and existing users in certain BaaS programs as the demand for digital payments continues. While total gross dollar volume increased, the number of active accounts within our B2B Services segment decreased by 17.1% year-over-year as of March 31, 2022 and purchase volume decreased approximately 34.2% for the three months ended March 31, 2022 from the comparable prior year period, as many of our BaaS partners within our B2B Services segment were impacted by similar trends seen in our Consumer Services segment. The increase in gross dollar volume in certain BaaS programs drove an increase in our BaaS program management service fee revenues earned from our platform partners, partially offset by a decrease in the amount of interchange revenue earned associated with the decrease in purchase volume.
B2B Services expenses increased for the three months ended March 31, 2022 from the comparable prior year period, principally due to higher processing expenses and transaction losses associated with the growth of certain BaaS account programs, partially offset by a decrease in call center costs for the same reasons as discussed in our Consumer Services segment.
This segment also experiences margin compression because certain BaaS partnerships were structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth. BaaS is our newest channel of business and we remain focused on investing in it and exploring new partnership agreements moving forward.

Money Movement Services

	Three Months Ended March 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$97,316	$90,367	$6,949	7.7%
Segment expenses	35,856	41,553	(5,697)	(13.7)%
Segment profit	$61,460	$48,814	$12,646	25.9%

Key Metrics	(In millions, except percentages)
Cash Transfers	8.87	10.32	(1.45)	(14.1)%
Tax Refunds Processed	9.61	7.44	2.17	29.2%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2022	2021
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	8.87	9.95	10.05	10.19	10.32
Number of tax refunds processed	9.61	0.12	0.43	4.15	7.44
Segment revenues within our Money Movement services for the three months ended March 31, 2022 increased $6.9 million, or 7.7%, from the comparable prior year period, and segment expenses for the three months ended March 31, 2022 decreased $5.7 million, or 13.7%.
Our tax processing revenues increased for the three months ended March 31, 2022 primarily due to an increase in number of tax refunds processed, principally attributable to the extension of the prior year tax season which shifted the number of tax refunds processed from the first quarter of 2021 into the second quarter of 2021. The number of cash transfers processed decreased for the three months ended March 31, 2022 as a result of lower active accounts within our Consumer Services and B2B Services segments.
Segment expenses decreased $5.7 million, or 13.7%, primarily due to a decrease in sales commissions from lower cash transfer revenues and lower third-party costs in support of our tax refund processing services.
Corporate and Other

	Three Months Ended March 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and intersegment eliminations	$4,705	$(878)	$5,583	(635.9)%
Unallocated corporate expenses and intersegment eliminations	52,391	45,636	6,755	14.8%
	$(47,686)	$(46,514)	$(1,172)	2.5%
Revenues within Corporate and Other are comprised of net interest income and other investment income earned by our bank and inter-segment eliminations. Unallocated corporate expenses include our fixed expenses such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent and utilities, insurance and inter-segment eliminations. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 19— Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.

Net interest income increased year-over-year for the three months ended March 31, 2022 as a result of an increase in the size of our investment securities portfolio.
Unallocated corporate expenses for the three months ended March 31, 2022 increased year-over-year by approximately 15% as a result of higher professional services expenses and software licenses in support of our investments to build a modern and scalable core banking and card management platform.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Total cash provided by (used in)
Operating activities	$115,642	$80,672
Investing activities	(300,614)	(108,261)
Financing activities	185,974	1,247,579
Increase in unrestricted cash, cash equivalents and restricted cash	$1,002	$1,219,990
For the three months ended March 31, 2022 and 2021, we financed our operations primarily through our cash flows generated from operations and customer funds held on deposit. From time to time, we may also finance short term working capital activities through our borrowings under our credit facility. As of March 31, 2022, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.3 billion. We also consider our $2.2 billion of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $115.6 million of net cash provided by operating activities during the three months ended March 31, 2022 was the result of $38.6 million of net income, adjusted for certain non-cash operating items of $53.5 million and net changes in our working capital assets and liabilities of $23.5 million.
Cash Flows from Investing Activities
Our $300.6 million of net cash used in investing activities during the three months ended March 31, 2022 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $200.0 million, the purchase of other bank investments of $31.9 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $19.0 million.
Cash Flows from Financing Activities
Our $186.0 million of net cash provided from financing activities during the three months ended March 31, 2022 was principally the result of a net increase in customer deposits of $318.3 million, partially offset by a decrease of $104.7 million in obligations to customers and share repurchases of our Class A common stock of $25.0 million. We also borrowed and repaid $50.0 million on our revolving line of credit during the three months ended March 31, 2022.
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
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At March 31, 2022, we were in compliance with all such covenants.
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
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
As of March 31, 2022 and December 31, 2021, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since March 31, 2022 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$636,780	15.0%	4.0%	n/a
Common equity Tier 1 capital	$636,780	48.1%	4.5%	n/a
Tier 1 capital	$636,780	48.1%	6.0%	6.0%
Total risk-based capital	$651,903	49.3%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$357,660	8.4%	4.0%	5.0%
Common equity Tier 1 capital	$357,660	38.6%	4.5%	6.5%
Tier 1 capital	$357,660	38.6%	6.0%	8.0%
Total risk-based capital	$364,165	39.3%	8.0%	10.0%

	December 31, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$637,338	15.9%	4.0%	n/a
Common equity Tier 1 capital	$637,338	54.0%	4.5%	n/a
Tier 1 capital	$637,338	54.0%	6.0%	6.0%
Total risk-based capital	$648,038	54.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$329,162	9.1%	4.0%	5.0%
Common equity Tier 1 capital	$329,162	40.7%	4.5%	6.5%
Tier 1 capital	$329,162	40.7%	6.0%	8.0%
Total risk-based capital	$336,461	41.6%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our cash and cash equivalents to be subject to material interest rate risk due to their short duration. The Federal Open Market Committee ("FOMC") recently increased the federal funds target rate in early May 2022 to a range of 0.75%-1.00%, which will impact the amount of net interest income we earn. While it is expected that the FOMC will continue to increase interest rates throughout 2022 to slow the effects of economic inflation tied to the COVID-19 pandemic, it is uncertain when or how many times interest rates will be increased. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future.
As of March 31, 2022, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of March 31, 2022, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Inflation risks
It is difficult to assess whether inflation has or will have a material effect on our business, financial condition or results of operations. Nonetheless, if our borrowing rates were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us. However, we believe this risk is largely offset by the higher interest rate yields on our cash and investment portfolios as well as anticipated increases in consumer spending caused by inflation that would result in increased interchange revenue. Further, because the majority of our investment portfolio is subject to longer maturity dates, we believe the risk of realized losses from selling fixed income securities at a discount to the market is immaterial.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. We have shifted to a remote workforce strategy for our employees in the U.S. and we have closed most of our leased office locations in the U.S., which could result in a less effective workforce in the long-term. As a result of the resurgence of the COVID-19 pandemic’s Omicron variant in China during the first quarter of 2022, we closed our offices again in China and shifted to a remote workforce strategy in China, which over a prolonged period of time, could potentially delay our ability to launch new products or services. In addition, many of the third-party call centers we rely on to provide customer support experienced periodic disruptions in 2021 due to the ongoing pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher costs and transaction losses compared to prior periods. The business and operations of our retail distributors and our BaaS and other partners were likewise disrupted, with many having experienced reduced foot traffic or usage of their services. We may continue to experience increased costs, which could continue to adversely affect our business, results of operations, and financial condition in future periods.
Despite widespread vaccination efforts as well as dropping infection and hospitalization rates in the United States, COVID-19 could still have an adverse impact on our business as the duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rates of the virus and variants of the virus, the effectiveness of COVID-19 vaccines against such variants, the nature and duration of future preventative measures, the extent and effectiveness of future containment and mitigation efforts, including vaccination programs and mandates, the type of stimulus measures and other policy responses that the U.S. government or regulators may further adopt, including interest rate increases, if any, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors. Governmental actions such as the American Rescue Plan of 2021 helped mitigate the effects of COVID-19 on our business in 2021 but have since expired, and our income has and could continue to be impacted as a result.
Concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future. Further, should we require credit at levels we are unable to access, the cost of credit is greater than expected, or the cost-savings measures we have implemented are ineffective or result in us incurring greater costs, our operating results could be adversely affected. Additional borrowings on our revolving line of credit have and will cause us to incur additional interest expense, which will negatively affect our earnings.
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the potential impact of the COVID-19 pandemic on our business.
Worsening economic conditions from the continued spread and impact of COVID-19, a rising rate of inflation, or other potential causes of economic distress could materially and adversely impact our business and financial results.
The effects of the economic downturn associated with the COVID-19 pandemic, and other economic factors, has resulted in a significant increase in the rate of inflation, rising interest rates, and may increase unemployment, all of which could reduce consumer credit ratings and credit availability, which may adversely affect our operations. Such an outcome could cause us to adjust pricing to account for an increasing cost of funds and increased credit risk in a down economy and thereby erode our margins and negatively impact our future financial performance and the price of our Class A Common Stock. Additionally, if our borrowing rates were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.

Please see “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding the potential impact of the various market risks on our business.
RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from Walmart or any of our largest retail distributors as well as our significant BaaS partners, third-party processors or other major consumers would adversely affect our business.
A significant portion of our operating revenues are derived from the products and services sold at our largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 20.0% for the three months ended March 31, 2022. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners, third-party processors or other major consumers could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners, third-party processors and consumers.
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
Our prospects for growth depend on our ability to innovate by offering new, and adding value to our existing, product and service offerings and on our ability to effectively commercialize such innovations. For example, in 2021, we launched GO2bank, a mobile bank account aimed at serving the low-and moderate-income market and continue to enhance its features and functionality. We will continue to make investments in research, development, and marketing for new products and services. If customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.
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
We are also experiencing increased competition as a result of new entrants offering free or low-cost alternatives to our products and services. In recent years, “challenger” banks have gained market share through the marketing of their largely free bank account offerings. To the extent these new entrants continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In response to such challenger banks, we launched GO2bank, a mobile bank account aimed at serving the low-and moderate-income market with tools that help address common financial challenges and opportunities to improve long-term financial health. If GO2bank is not successful in the long-term or our competitive position deteriorates further, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely affect our results of operations.
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
Additionally, in 2021, we introduced an optional overdraft protection program service on certain demand deposit account programs that allows eligible cardholders who opt-in to spend up to a pre-authorized amount in excess of their available card balance.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other partners that collect funds and fees from our customers on our behalf. Our retail distributors and partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. The remittance of these funds by the retail distributor or partner takes on average two business days. If a retail distributor or partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2022, we had assets subject to settlement risk of $500.3 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
Any damage to, or failure of, or delay in our processes or systems generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities and cloud providers), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service, causing customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures could reduce the attractiveness of our products and services, including our banking platform, and result in contract terminations, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could be damaging to our reputation and may adversely impact use of our products and services, including our banking platform, and adversely affect our ability to attract new customers and business partners. Additionally, some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and to potentially terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur. In addition, our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur.
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
We have significantly expanded our software development operations in Shanghai, China and we expect to continue to increase headcount and infrastructure as we scale our operations in this region. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, outbreaks of disease, such as the COVID-19 pandemic, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services, which could materially and adversely affect our business. For example, as a result of the resurgence of the COVID-19 pandemic's Omicron variant in China during the first quarter of 2022, we closed our offices again in Shanghai, China and shifted to a remote workforce strategy. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
•increased complexity and costs of managing international operations;
•regional economic and geopolitical instability and military conflicts, including between Russia and Ukraine;
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
The FDIC issued a final rule relating to the classification of brokered deposits with full compliance required by January 1, 2022. The final rule establishes a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the new rule, Green Dot Bank reclassified its deposits as non-brokered. We cannot predict how the FDIC will interpret the new rule and whether it will result in a change in the way our deposits are classified. If the FDIC determines that Green Dot Bank’s deposits should actually be classified as brokered, such a finding could have an adverse impact on our financial condition.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2022, interchange revenues represented 20% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
•interest rate volatility;
•our ability to control costs, including third-party service provider costs and sales and marketing expenses;
•volatility in the trading price of our Class A common stock;
•changes in the political or regulatory environment affecting the industries in which we operate;
•economic recessions or uncertainty in financial markets, and the uncertainty regarding the impact of inflation; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic as well as the other items included in these risk factors.
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
Our ability to manage and grow our business will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. We may experience difficulty in managing transitions and assimilating newly-hired personnel, and if we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Further, in 2021, the labor market in the U.S. began experiencing a significant increase in workers leaving their positions (often referred to as the “Great Resignation”), which has made the market to replace these individuals increasingly competitive and has resulted in significant wage inflation in response to labor shortages, and may further increase the challenge of employee attraction and retention for companies like ours.
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
Because we have grown in part through acquisitions, our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $460.1 million as of March 31, 2022. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of issuer purchases of equity securities during the quarter ended March 31, 2022 (in thousands, except per share amounts). See Note 11 — Stockholders Equity of our notes to our consolidated financial statements for information regarding our stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	—	—	$50,000
February 1, 2022 - February 28, 2022	—	—	—	100,000
March 1, 2022 - March 31, 2022	782	—	782	75,000
Total	782	—	782	$75,000

(1)
In March 2022, we entered into an accelerated share repurchase ("ASR") agreement with a counterparty whereby we provided them with a prepayment of $25 million and received an initial delivery of 781,555 shares of our Class A common stock. The ASR completed in April 2022, at which point we received an additional 132,482 shares. Total shares repurchased under the ASR amounted to 914,037 at an average price of $27.35 per share.

After giving effect to our share repurchases during the three months ended March 31, 2022, the remaining amount available under the current authorization totaled $75 million with no expiration date.
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 6, 2022	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial Officer)