Form 10-Q
period 2022-06-30
GREEN DOT CORP
filed 2022-08-08
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 53,750,176 shares of Class A common stock outstanding, par value $0.001 per share as of July 31, 2022.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$776,305	$1,322,319
Restricted cash	6,173	3,321
Settlement assets	498,061	320,377
Accounts receivable, net	67,380	80,401
Prepaid expenses and other assets	62,893	81,380
Income tax receivable	644	1,354
Total current assets	1,411,456	1,809,152
Investment securities available-for-sale, at fair value	2,391,350	2,115,501
Loans to bank customers, net of allowance for loan losses of $10,204 and $5,555 as of June 30, 2022 and December 31, 2021, respectively	21,097	19,270
Prepaid expenses and other assets	199,792	136,400
Property, equipment, and internal-use software, net	138,645	135,341
Operating lease right-of-use assets	9,158	10,967
Deferred expenses	7,293	16,855
Net deferred tax assets	73,362	15,048
Goodwill and intangible assets	455,719	466,943
Total assets	$4,707,872	$4,725,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,140	$51,353
Deposits	3,376,004	3,286,889
Obligations to customers	182,507	124,221
Settlement obligations	15,017	15,682
Amounts due to card issuing banks for overdrawn accounts	396	513
Other accrued liabilities	97,800	128,294
Operating lease liabilities	4,540	6,918
Deferred revenue	15,096	28,903
Income tax payable	12,106	291
Total current liabilities	3,790,606	3,643,064
Other accrued liabilities	3,507	3,531
Operating lease liabilities	6,187	8,209
Total liabilities	3,800,300	3,654,804
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2022 and December 31, 2021; 53,740 and 54,868 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	54	55
Additional paid-in capital	376,902	401,055
Retained earnings	753,002	699,370
Accumulated other comprehensive loss	(222,386)	(29,807)
Total stockholders’ equity	907,572	1,070,673
Total liabilities and stockholders’ equity	$4,707,872	$4,725,477
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$218,574	$197,937	$431,402	$383,949
Cash processing revenues	57,467	66,825	157,495	157,740
Interchange revenues	76,038	101,115	154,894	212,341
Interest income, net	10,690	3,496	19,595	8,829
Total operating revenues	362,769	369,373	763,386	762,859
Operating expenses:
Sales and marketing expenses	77,376	96,507	160,902	215,410
Compensation and benefits expenses	57,611	59,984	123,875	134,951
Processing expenses	112,388	94,316	224,480	191,985
Other general and administrative expenses	91,455	86,763	178,598	154,725
Total operating expenses	338,830	337,570	687,855	697,071
Operating income	23,939	31,803	75,531	65,788
Interest expense, net	29	38	116	75
Other (expense) income, net	(4,038)	1,633	(4,808)	547
Income before income taxes	19,872	33,398	70,607	66,260
Income tax expense	4,864	8,465	16,975	15,592
Net income	$15,008	$24,933	$53,632	$50,668

Basic earnings per common share:	$0.28	$0.46	$0.98	$0.93
Diluted earnings per common share:	$0.27	$0.45	$0.97	$0.91
Basic weighted-average common shares issued and outstanding:	53,928	54,005	54,240	53,829
Diluted weighted-average common shares issued and outstanding:	54,389	55,061	54,855	55,059
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$15,008	$24,933	$53,632	$50,668
Other comprehensive (loss) income
Unrealized holding (loss) gains, net of tax	(79,983)	8,652	(192,579)	(13,892)
Comprehensive (loss) income	$(64,975)	$33,585	$(138,947)	$36,776
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2022	54,293	$54	$388,299	$737,994	$(142,403)	$983,944
Common stock issued under stock plans, net of withholdings and related tax effects	292	1	2,013	—	—	2,014
Stock-based compensation	—	—	5,635	—	—	5,635
Repurchases of Class A Common Stock	(845)	(1)	(19,045)	—	—	(19,046)
Net income	—	—	—	15,008	—	15,008
Other comprehensive loss	—	—	—	—	(79,983)	(79,983)
Balance at June 30, 2022	53,740	$54	$376,902	$753,002	$(222,386)	$907,572

	Three Months Ended June 30, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2021	54,389	$54	$364,926	$677,625	$(19,116)	$1,023,489
Common stock issued under stock plans, net of withholdings and related tax effects	251	1	2,259	—	—	2,260
Stock-based compensation	—	—	8,366	—	—	8,366
Net income	—	—	—	24,933	—	24,933
Other comprehensive income	—	—	—	—	8,652	8,652
Balance at June 30, 2021	54,640	$55	$375,551	$702,558	$(10,464)	$1,067,700
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	498	1	(602)	—	—	(601)
Stock-based compensation	—	—	20,493	—	—	20,493
Repurchases of Class A Common Stock	(1,626)	(2)	(44,044)	—	—	(44,046)
Net income	—	—	—	53,632	—	53,632
Other comprehensive loss	—	—	—	—	(192,579)	(192,579)
Balance at June 30, 2022	53,740	$54	$376,902	$753,002	$(222,386)	$907,572

	Six Months Ended June 30, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	606	1	(4,512)	—	—	(4,511)
Stock-based compensation	—	—	25,603	—	—	25,603
Net income	—	—	—	50,668	—	50,668
Other comprehensive loss	—	—	—	—	(13,892)	(13,892)
Balance at June 30, 2021	54,640	$55	$375,551	$702,558	$(10,464)	$1,067,700
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Operating activities
Net income	$53,632	$50,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	28,399	27,181
Amortization of intangible assets	12,181	13,887
Provision for uncollectible overdrawn accounts from purchase transactions	7,407	10,213
Provision for loan losses	18,452	10,143
Stock-based compensation	20,493	25,603
Losses (earnings) in equity method investments	6,647	(578)
Amortization of (discount) premium on available-for-sale investment securities	(544)	1,588
Impairment of long-lived assets	4,134	—
Other	(1,445)	84
Changes in operating assets and liabilities:
Accounts receivable, net	5,614	(757)
Prepaid expenses and other assets	15,809	6,330
Deferred expenses	9,562	9,644
Accounts payable and other accrued liabilities	12,046	(15,505)
Deferred revenue	(14,192)	(12,542)
Income tax receivable/payable	11,968	(1,958)
Other, net	(2,709)	(4,545)
Net cash provided by operating activities	187,454	119,456

Investing activities
Purchases of available-for-sale investment securities	(694,358)	(217,652)
Proceeds from maturities of available-for-sale securities	165,635	72,666
Proceeds from sales and calls of available-for-sale securities	2,875	5,198
Payments for acquisition of property and equipment	(36,537)	(23,826)
Net changes in loans	(18,732)	(16,487)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Purchases of other investments	(31,934)	(50,000)
Other investing activities	(1,448)	(599)
Net cash used in investing activities	(649,499)	(265,700)

Financing activities
Borrowings on revolving line of credit	50,000	—
Repayments on revolving line of credit	(50,000)	—
Proceeds from exercise of options and ESPP purchases	3,415	5,230
Taxes paid related to net share settlement of equity awards	(4,016)	(9,741)
Net changes in deposits	85,240	125,539
Net changes in settlement assets and obligations to customers	(120,063)	425,821
Contingent consideration payments	(1,647)	(2,000)
Repurchase of Class A common stock	(44,046)	—
Net cash (used in) provided by financing activities	(81,117)	544,849

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(543,162)	398,605
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,325,640	1,496,701
Unrestricted cash, cash equivalents and restricted cash, end of period	$782,478	$1,895,306

Cash paid for interest	$326	$274
Cash paid for income taxes	$4,086	$17,289

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$776,305	$1,891,100
Restricted cash	6,173	4,206
Total unrestricted cash, cash equivalents and restricted cash, end of period	$782,478	$1,895,306
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2022, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2022 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended June 30, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$92,430	$42,467	$53,337	$188,234
Transferred over time	53,971	109,068	806	163,845
Operating revenues (1)	$146,401	$151,535	$54,143	$352,079

	Three Months Ended June 30, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$113,924	$43,016	$64,715	$221,655
Transferred over time	62,506	80,412	1,304	144,222
Operating revenues (1)	$176,430	$123,428	$66,019	$365,877

	Six Months Ended June 30, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$187,320	$83,690	$149,741	$420,751
Transferred over time	113,500	207,822	1,718	323,040
Operating revenues (1)	$300,820	$291,512	$151,459	$743,791

	Six Months Ended June 30, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$226,576	$91,875	$153,835	$472,286
Transferred over time	128,532	150,661	2,551	281,744
Operating revenues (1)	$355,108	$242,536	$156,386	$754,030

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of intersegment revenues.
Revenues recognized at a point in time are comprised of interchange fees, ATM fees, overdraft protection fees, other similar cardholder transaction-based fees, and substantially all of our cash processing revenues. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS partner program management fees.
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $9.0 million and $9.1 million in revenue for the three months ended June 30, 2022 and 2021, respectively, and $25.5 million and $26.6 million for the six months ended June 30, 2022 and 2021, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2022
Corporate bonds	$10,000	$—	$(726)	$9,274
Agency bond securities	240,185	—	(35,777)	204,408
Agency mortgage-backed securities	2,396,285	149	(249,534)	2,146,900
Municipal bonds	30,251	—	(5,258)	24,993
Asset-backed securities	5,766	11	(2)	5,775
Total investment securities	$2,682,487	$160	$(291,297)	$2,391,350

December 31, 2021
Corporate bonds	$10,000	$—	$(27)	$9,973
Agency bond securities	230,841	—	(9,245)	221,596
Agency mortgage-backed securities	1,879,793	806	(32,268)	1,848,331
Municipal bonds	28,135	288	(243)	28,180
Asset-backed securities	7,326	99	(4)	7,421
Total investment securities	$2,156,095	$1,193	$(41,787)	$2,115,501
As of June 30, 2022 and December 31, 2021, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2022
Corporate bonds	$9,274	$(726)	$—	$—	$9,274	$(726)
Agency bond securities	9,221	(123)	195,188	(35,654)	204,409	(35,777)
Agency mortgage-backed securities	1,688,226	(181,315)	440,726	(68,219)	2,128,952	(249,534)
Municipal bonds	24,993	(5,258)	—	—	24,993	(5,258)
Asset-backed securities	—	—	774	(2)	774	(2)
Total investment securities	$1,731,714	$(187,422)	$636,688	$(103,875)	$2,368,402	$(291,297)

December 31, 2021
Corporate bonds	$9,973	$(27)	$—	$—	$9,973	$(27)
Agency bond securities	$52,865	$(2,128)	$168,730	$(7,117)	$221,595	$(9,245)
Agency mortgage-backed securities	1,661,091	(27,899)	106,510	(4,369)	1,767,601	(32,268)
Municipal bonds	9,678	(243)	—	—	9,678	(243)
Asset-backed securities	2,358	(4)	—	—	2,358	(4)
Total investment securities	$1,735,965	$(30,301)	$275,240	$(11,486)	$2,011,205	$(41,787)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three and six months ended June 30, 2022 or 2021 on our available-for-sale investment securities. Unrealized losses as of June 30, 2022 and December 31, 2021 are the result of recent fluctuations in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of June 30, 2022 and December 31, 2021 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to recent increases in interest rates by the Federal Reserve.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
We do not intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
As of June 30, 2022, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$19,344	$18,494
Due after five years through ten years	190,841	163,523
Due after ten years	70,251	56,658
Mortgage and asset-backed securities	2,402,051	2,152,675
Total investment securities	$2,682,487	$2,391,350
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Trade receivables	$27,029	$33,921
Reserve for uncollectible trade receivables	(106)	(82)
Net trade receivables	26,923	33,839

Overdrawn cardholder balances from purchase transactions	4,787	5,395
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,033)	(3,394)
Net overdrawn cardholder balances from purchase transactions	2,754	2,001

Cardholder fees	4,609	4,054
Receivables due from card issuing banks	4,201	4,645
Fee advances, net	1,983	20,643
Other receivables	26,910	15,219
Accounts receivable, net	$67,380	$80,401
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$4,348	$2,280	$3,394	$1,653
Provision for uncollectible overdrawn accounts from purchase transactions	2,707	7,219	7,407	10,213
Charge-offs	(5,022)	(3,987)	(8,768)	(6,354)
Balance, end of period	$2,033	$5,512	$2,033	$5,512

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2022
Residential	$—	$—	$—	$—	$4,482	$4,482
Commercial	—	—	—	—	2,539	2,539
Installment	—	—	—	—	1,320	1,320
Consumer	2,887	—	—	2,887	13,490	16,377
Secured credit card	635	531	1,606	2,772	3,811	6,583
Total loans	$3,522	$531	$1,606	$5,659	$25,642	$31,301

Percentage of outstanding	11.3%	1.7%	5.1%	18.1%	81.9%	100.0%

December 31, 2021
Residential	$—	$—	$—	$—	$3,722	$3,722
Commercial	—	—	—	—	3,392	3,392
Installment	—	—	3	3	1,340	1,343
Consumer	2,244	—	—	2,244	7,788	10,032
Secured credit card	43	98	853	994	5,342	6,336
Total loans	$2,287	$98	$856	$3,241	$21,584	$24,825

Percentage of outstanding	9.2%	0.4%	3.5%	13.1%	86.9%	100.0%
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
In December 2021, we made the determination to sell a portion of our secured credit card portfolio and reclassified these assets as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Upon re-classification, we reversed any previous allowance for credit loss on these portfolios and recorded an estimated valuation allowance to reflect the portfolio at its estimated fair value. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of June 30, 2022 and December 31, 2021, the fair value of the loans held for sale amounted to approximately $4.3 million and $5.1 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the criteria for classification as nonperforming.

	June 30, 2022	December 31, 2021
	(In thousands)
Residential	$172	$195
Installment	105	115
Secured credit card	1,606	853
Total loans	$1,883	$1,163

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	June 30, 2022		December 31, 2021
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,241	$241	$3,481	$241
Commercial	2,539	—	3,392	—
Installment	1,205	115	1,228	115
Consumer	16,377	—	10,032	—
Secured credit card	4,977	1,606	5,483	853
Total loans	$29,339	$1,962	$23,616	$1,209
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$9,058	$1,531	$5,555	$757
Provision for loans	7,953	8,733	18,452	10,143
Loans charged off	(6,807)	(3,645)	(13,803)	(4,352)
Recoveries of loans previously charged off	—	74	—	145
Balance, end of period	$10,204	$6,693	$10,204	$6,693
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
We account for our investment in TailFin Labs under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the TailFin Labs arrangement, we apply the Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the agreement, differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the agreement if the partnership was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments (continued)
able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
Any future economic benefits derived from products or services developed by TailFin Labs will be negotiated on a case-by-case basis between the parties.
As of June 30, 2022 and December 31, 2021, our net investment in TailFin Labs amounted to approximately $89.4 million and $61.5 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of approximately $5.0 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $7.1 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively, which are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $6.8 million and $6.4 million at June 30, 2022 and December 31, 2021, respectively. Equity in earnings from this investment were de minimis for the three months ended June 30, 2022 and approximately $2.1 million for the three months ended June 30, 2021. We recorded equity in earnings of approximately $0.4 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Non-interest bearing deposit accounts	$3,350,756	$3,258,650
Interest-bearing deposit accounts
Checking accounts	3,706	5,900
Savings	8,063	7,398
Secured card deposits	8,338	9,673
Time deposits, denominations greater than or equal to $250	2,258	2,497
Time deposits, denominations less than $250	2,883	2,771
Total interest-bearing deposit accounts	25,248	28,239
Total deposits	$3,376,004	$3,286,889
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2022
(In thousands)
Due in 2022	$2,016
Due in 2023	1,189
Due in 2024	541
Due in 2025	483
Due in 2026	746
Thereafter	166
Total time deposits	$5,141

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of June 30, 2022, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) a daily rate equal to one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The margin is dependent upon on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. We also pay a commitment fee, which varies from 0.20% to 0.35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for LIBOR Rate loans.
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
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2022, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We did not incur any meaningful cash interest expense related to our debt during the three and six months ended June 30, 2022 and 2021.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2022 and 2021 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.8	1.1
General business credits	(1.7)	(1.9)
Employee stock-based compensation	1.7	(2.9)
IRC 162(m) limitation	2.3	6.4
Nondeductible expenses	0.4	0.1
Other	(0.5)	(0.3)
Effective tax rate	24.0%	23.5%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
The effective tax rate for the six months ended June 30, 2022 and 2021 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (IRC) 162(m) limitation on the deductibility of executive compensation. The net increase in the effective tax rate for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to a $3.1 million decline in excess tax benefits from stock-based compensation. We recognized a discrete tax expense related to tax shortfalls from stock based-compensation of $1.2 million for the six months ended June 30, 2022, compared to a $1.9 million excess tax benefit for the prior year comparable period. These increases were partially offset by the impact of general business credits and a decrease of $2.7 million subject to the IRC 162(m) limitation on the deductibility of executive compensation.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the six months ended June 30, 2022 and 2021, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2022 and 2021, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2021. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of June 30, 2022. We do not expect the outcome of these examinations will have any material impact on our consolidated financial statements.
As of June 30, 2022, we have federal net operating loss carryforwards of approximately $17.2 million and state net operating loss carryforwards of approximately $89.1 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2034. Of our total state net operating loss carryforwards, approximately $57.3 million will expire between 2026 and 2041, while the remaining balance of approximately $31.8 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $20.7 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of June 30, 2022 and December 31, 2021, we had a liability of $12.4 million and $11.0 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Beginning balance	$10,972	$9,518
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	1,410	1,470
Ending balance	$12,382	$10,988

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,055	$10,801
As of June 30, 2022 and 2021, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.0 million and $0.6 million, respectively.

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
Accelerated Share Repurchases
In March 2022, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. Pursuant to the terms of the ASR agreement and in exchange for an up-front payment of $25 million, we received an initial 781,555 shares of our Class A Common Stock. Final settlement of the ASR was completed in April 2022, at which point we received an additional 132,482 shares from the financial institution. The final number of shares received upon settlement for the ASR was determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. Total shares repurchased under the ASR amounted to 914,037 shares at an average price of $27.35.
The up-front payments were accounted for as a reduction to shareholders’ equity on our consolidated balance sheets in the period the payments were made. The ASR was accounted for in two separate transactions: 1) a treasury stock repurchase for the initial shares received and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. The par value of the shares received were recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital. The ASR met all of the applicable criteria for equity classification, and therefore was not accounted for as a derivative instrument. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The shares were retired upon repurchase, but remain authorized for registration and issuance in the future.
Other Repurchases
In March 2022, we also entered into a repurchase plan under Rule 10b5-1 of the Exchange Act for $75 million that went into effect at the conclusion of the ASR. The agreement allows for $10 million of monthly share repurchases through the remainder of 2022 until the contract amount is reached. The timing and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. As of June 30, 2022, we have repurchased 712,057 shares at an average price of $26.75 under our 10b5-1 plan, with approximately $56 million available for additional purchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022; however, Walmart is entitled to voting rights and to participate in any dividends paid from the issuance date on the unvested balance. As such, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of June 30, 2022, there were 162,502 unvested shares outstanding.
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
The total stock-based compensation expense recognized was $5.6 million and $8.4 million for the three months ended June 30, 2022 and 2021, respectively, and $20.5 million and $25.6 million for the six months ended June 30, 2022 and 2021, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the six months ended June 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,596	$42.71
Restricted stock units granted	725	29.88
Restricted stock units vested	(430)	38.94
Restricted stock units canceled	(122)	43.14
Outstanding at June 30, 2022	1,769	$38.34
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,377	$35.36
Performance restricted stock units granted	115	32.75
Performance restricted stock units vested	(53)	49.78
Performance restricted stock units canceled	(246)	34.15
Outstanding at June 30, 2022	1,193	$34.72
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
Stock Options
Total stock option activity for the six months ended June 30, 2022 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,204	$26.62
Options exercised	(4)	22.06
Outstanding at June 30, 2022	1,200	$26.63
Exercisable at June 30, 2022	951	$27.37
We have not issued any stock option awards from our 2010 Equity Incentive Plan for the periods presented in these consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$15,008	$24,933	$53,632	$50,668
Amount attributable to unvested Walmart restricted shares	(53)	(235)	(226)	(517)
Net income allocated to Class A common stockholders	$14,955	$24,698	$53,406	$50,151
Denominator:
Weighted-average Class A shares issued and outstanding	53,928	54,005	54,240	53,829
Basic earnings per Class A common share	$0.28	$0.46	$0.98	$0.93

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$14,955	$24,698	$53,406	$50,151
Re-allocated earnings	1	4	3	11
Diluted net income allocated to Class A common stockholders	$14,956	$24,702	$53,409	$50,162
Denominator:
Weighted-average Class A shares issued and outstanding	53,928	54,005	54,240	53,829
Dilutive potential common shares:
Stock options	121	446	169	477
Service-based restricted stock units	182	362	191	453
Performance-based restricted stock units	148	242	243	293
Employee stock purchase plan	10	6	12	7
Diluted weighted-average Class A shares issued and outstanding	54,389	55,061	54,855	55,059
Diluted earnings per Class A common share	$0.27	$0.45	$0.97	$0.91
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Class A common stock
Options to purchase Class A common stock	139	139	139	139
Service-based restricted stock units	1,256	562	1,204	320
Performance-based restricted stock units	867	829	822	742
Unvested Walmart restricted shares	190	515	230	555
Total	2,452	2,045	2,395	1,756

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
As of June 30, 2022 and December 31, 2021, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2022	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,274	$—	$9,274
Agency bond securities	—	204,408	—	204,408
Agency mortgage-backed securities	—	2,146,900	—	2,146,900
Municipal bonds	—	24,993	—	24,993
Asset-backed securities	—	5,775	—	5,775
Loans held for sale	—	—	4,313	4,313
Total assets	$—	$2,391,350	$4,313	$2,395,663

December 31, 2021
Assets
Investment securities:
Corporate bonds	$—	$9,973	$—	$9,973
Agency bond securities	—	221,596	—	221,596
Agency mortgage-backed securities	—	1,848,331	—	1,848,331
Municipal bonds	—	28,180	—	28,180
Asset-backed securities	—	7,421	—	7,421
Loans held for sale	—	—	5,148	5,148
Total assets	$—	$2,115,501	$5,148	$2,120,649

Liabilities
Contingent consideration	$—	$—	$1,347	$1,347
We based the fair value of our fixed income securities held as of June 30, 2022 and December 31, 2021 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2022 or 2021.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2022 and December 31, 2021 are presented in the table below.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$21,097	$20,910	$19,270	$17,481

Financial Liabilities
Deposits	$3,376,004	$3,375,929	$3,286,889	$3,286,837

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
Our total lease expense amounted to approximately $1.2 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our ROU assets and related lease liabilities is as follows:

June 30, 2022

Cash paid for operating lease liabilities (in thousands)	$4,275
Weighted average remaining lease term (years)	2.66
Weighted average discount rate	4.8%
Maturities of our operating lease liabilities as of June 30, 2022 is as follows:

Operating Leases
(In thousands)
Remainder of 2022	$3,596
2023	3,786
2024	3,704
2025	1,051
2026	38
12,175
Less: imputed interest	(1,448)
Total lease liabilities	$10,727
Note 17—Commitments and Contingencies
Financial Commitments
As discussed in Note 7 — Equity Method Investments, we are committed to making annual capital contributions in TailFin Labs, LLC of $35.0 million per year from January 2020 through January 2024.
Our definitive agreement to acquire all of the equity interests of UniRush provided for a minimum $4.0 million annual earn-out payment for five years following the closing, and ended in February 2022. The final earn-out payment was made in April 2022.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion is scheduled to be heard on November 7, 2022. On February 18, 2020, a shareholder derivative suit and securities class action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed in United States District Court for the Central District of California, against us and certain of our officers and directors. The suit avers purported breach of fiduciary duty and unjust enrichment claims, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, on the basis of the same wrongdoing alleged in the first lawsuit described above. The suit does not define the purported class allegedly damaged. These cases have been related and, pursuant to a stipulated agreement between the parties, the Hellman suit is stayed pending resolution of any motions to dismiss in the Koffsman case reference above, after which time the parties will meet and confer on a case schedule, including the schedule for defendants to respond to the complaint. We have not yet responded to the complaints in these matters.
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. Given the uncertainty of litigation and the preliminary stage of these claims, we are currently unable to estimate the probability of the outcome of these actions or the range of reasonably possible losses, if any, or the impact on our results of operations, financial condition or cash flows, except as disclosed.
Settlement
In May 2021, we announced that we entered into a definitive agreement to purchase the assets and operations of Tax Refund Solutions (“TRS”), a business segment of Republic Bank & Trust Company ("Republic Bank"), subject to customary closing conditions. Pursuant to the terms of the definitive agreement, we agreed to pay Republic Bank approximately $165.0 million in cash for the TRS assets. On October 4, 2021, we announced that we had been unable to obtain the Federal Reserve’s approval of or non-objection to the transaction, and therefore, the transaction would not be consummated. The agreement provided for a termination fee payable by us of $5.0 million, which we recorded in the fourth quarter of 2021 and paid in January 2022 (the "Termination Fee"). On October 5, 2021, Republic Bank filed a claim against us in the Court of Chancery of the State of Delaware. The lawsuit claimed that we had breached the contract in which we agreed, subject to certain conditions, to purchase the TRS business. On June 3, 2022, Republic Bank agreed to settle its claims in exchange for a $13.0 million payment (which amount was in addition to the Termination Fee) by us to Republic Bank, which we recorded during three months ended June 30, 2022 and is included as a component of other general and administrative expenses on our consolidated statements of operations.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Walmart	21%	23%	21%	24%
In addition, approximately 29% and 20% of our total operating revenues for the three months ended June 30, 2022 and 2021, respectively, and 26% and 18% for the six months ended June 30, 2022 and 2021, respectively, were generated from a single BaaS partner, without a corresponding concentration to gross profit for the periods.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Revenue	(In thousands)
Consumer Services	$150,959	$182,093	$309,716	$366,434
B2B Services	143,514	112,589	277,414	218,564
Money Movement Services	54,143	66,019	151,459	156,386
Corporate and Other	6,485	(2,763)	11,190	(3,641)
Total segment revenues	355,101	357,938	749,779	737,743
BaaS commissions and processing expenses	8,429	11,435	14,941	25,116
Other income	(761)	—	(1,334)	—
Total operating revenues	$362,769	$369,373	$763,386	$762,859
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Profit	(In thousands)
Consumer Services	$60,376	$55,790	$114,664	$109,317
B2B Services	22,775	18,174	45,039	35,707
Money Movement Services	30,151	38,192	91,611	87,006
Corporate and Other	(45,754)	(49,232)	(93,440)	(95,746)
Total segment profit	67,548	62,924	157,874	136,284

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	14,595	13,981	28,399	27,181
Stock based compensation and related employer taxes	5,770	8,444	20,939	25,626
Amortization of acquired intangible assets	5,664	6,943	12,181	13,887
Impairment charges	1,871	—	4,134	—
Legal settlement expenses	13,921	—	13,495	10
Other expense	1,788	1,753	3,195	3,792
Operating income	23,939	31,803	75,531	65,788
Interest expense, net	29	38	116	75
Other (expense) income, net	(4,038)	1,633	(4,808)	547
Income before income taxes	$19,872	$33,398	$70,607	$66,260

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the "Securities Act") and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the continuing impact of the coronavirus ("COVID-19") pandemic on our business, results of operations and financial condition and governmental and our further responses to it, and those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Consolidated Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Total operating revenues	$362,769	$369,373	$(6,604)	(1.8)%	$763,386	$762,859	$527	0.1%
Total operating expenses	338,830	337,570	1,260	0.4%	687,855	697,071	(9,216)	(1.3)%
Net income	15,008	24,933	(9,925)	(39.8)%	53,632	50,668	2,964	5.8%
Refer to "Segment Results" for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2022 decreased $6.6 million, or 2%, and increased $0.5 million, or 0.1%, respectively, over the prior year comparable periods. Net changes within each of these periods were driven by lower revenues earned from our Consumer Services and Money Movement Services segments, partially offset by higher revenues in our B2B Services segment and higher net interest income in our Corporate and Other segment.
Our deposit account programs within our Consumer Services and B2B Services segments have previously benefited from shifts in consumer behavior towards electronic payments throughout the COVID-19 pandemic, which created a higher demand and usage of our products and services. In part, this was driven by the economic stimulus funds and incremental unemployment benefits enacted by the U.S. federal government distributed to new and existing customers. In March 2021, an additional $1.9 trillion economic package was authorized under the American Rescue Plan Act of 2021, which provided for additional direct payments, enhanced unemployment benefits that expired in September 2021 and monthly child tax credit payments that expired in December 2021. No such economic stimulus packages have been enacted to date in 2022 and as a result, our key metrics have normalized, creating more challenging year-over-year comparisons. The timing and magnitude of these federal relief programs in the prior year, as well as our strategic decision to reduce marketing spend on GO2bank during the first half of the year due to higher than expected acquisition costs per account, have resulted in a decrease in our consolidated active accounts year over year by 24% as of June 30, 2022. These factors have also impacted gross dollar volume, which decreased 0.2% and 9% for the three and six months ended June 30, 2022, respectively, and purchase volume, which decreased 24% and 28% for the three and six months ended June 30, 2022, respectively, over the prior year comparable periods. The impact of further governmental actions and whether or not any of these benefits are reinstituted may impact our future results. We expect our key performance indicators to continue to normalize on a year-over-year basis as the effect of federal and state governmental actions continues to lessen.
In our Consumer Services segment, revenues decreased during the three and six months ended June 30, 2022 by 17% and 15%, respectively, over the prior year comparable periods. Gross dollar volume, the number of active accounts, direct deposit active accounts and purchase volume declined year-over-year for three months ended June 30, 2022 by 30%, 30%, 27% and 29%, respectively. Gross dollar volume and purchase volume decreased by 33% and 29%, respectively, for the six months ended June 30, 2022. We believe these decreases are primarily attributable to the timing of stimulus payments and other federal benefits received by our cardholders in 2021 as discussed above, as well as lower account acquisition from reduced marketing spend, which has impacted the amount of revenue we earn, such as monthly maintenance fees, ATM fees and interchange. These revenue declines in our Consumer Services segment were partially offset by the customer adoption of recent features, such as our optional overdraft protection program services made available to cardholders across our portfolios, and favorable decreases in the amount of cash back rewards on our legacy card programs due to changes in consumer behavioral trends and the estimated redemption amounts.
Within our B2B Services segment, revenues increased during the three and six months ended June 30, 2022 by 27% over the prior year comparable periods. Gross dollar volume grew overall during the three months ended June 30, 2022 by 26% year-over-year, while active accounts and purchase volume decreased by 11% and 10%, respectively. For the six months ended June 30, 2022, gross dollar volume increased by 14% and purchase volume decreased by 24% over the prior year comparable periods. Overall, many of our BaaS partners within our B2B Services segment were impacted by similar trends seen in our Consumer Services segment; however, growth in gross dollar volume from certain programs resulted in a net increase in segment revenue due to higher program management service fees earned from BaaS partners, despite a lower number of active accounts and lower purchase volume. During the second quarter of 2022, we also engaged in contract renewal negotiations with several BaaS partners, but after extensive negotiations, could not agree upon terms that would best serve the long-term interests of both us and our BaaS partners. We expect these non-renewals to have a modest impact on our B2B Services segment key metrics and financial results in the second half of 2022.
Total Money Movement Services segment revenues for the three and six months ended June 30, 2022 decreased by 18% and 3%, respectively, over the prior year comparable periods, driven primarily by a decrease in the number of cash transfers processed of 12% and 13%, respectively. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of lower active accounts within our Consumer Services and B2B Services segments discussed above. In addition, for the three months ended June 30, 2022, despite a higher number of tax refund transfers processed for the comparable periods, the amount of tax processing revenues decreased due to a mix-shift between our professional and consumer tax channels, which generated a lower revenue per refund transfer. For the six months ended June 30, 2022, segment revenues were partially offset by an overall increase in our tax processing revenues, driven by an overall increase in the number of tax refunds processed, which increased by 22% over the first half of the prior year tax season.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, increased during the three and six months ended June 30, 2022 by 206% and 123%, respectively. The increase in net interest income was attributable to the increase in the overall size of our investment securities portfolio, as well as an increase in short-term interest rates by the Federal Reserve, which are expected to result in an increase in net interest income compared to 2021 levels for the remainder of the fiscal year.
Total operating expenses
Our total operating expenses for the three months ended June 30, 2022 were roughly flat relative to the prior year comparable period and decreased by $9.2 million, or 1%, for the six months ended June 30, 2022 year-over-year. The decrease in total operating expenses for the six months ended June 30, 2022 was a result of several factors, including lower sales and marketing expenses principally due to a decrease in sales commissions from lower revenues on products subject to revenue-sharing agreements and reduced marketing spend associated with GO2bank, and lower compensation and benefits expenses principally due to lower employee stock-based compensation and third-party call center support costs within our Consumer Services and B2B Services segments.
Our third-party call center support costs have decreased in part due to a decline in active accounts, but also as a result of our efforts to improve our customer service over the course of 2021. In 2021, we increased our third-party call center support costs to meet the increased demand in our customer service center in an effort to improve our customers' overall experience. Benefits from these improvements with our customers included reduced third-party call center costs in the first half of 2022.
During the three months ended June 30, 2022, we have also seen meaningful improvements in overall transaction losses (a component within other general and administrative expenses) compared to the prior year period, in part as a result of decreases in gross dollar volume across the enterprise, but also from improvements in operational efficiencies to more effectively manage customer disputes and fraud. These decreases were offset primarily due to an increase in processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs, and the $13 million legal settlement agreed to with Republic Bank as a result of our inability to consummate the Tax Refund Solutions acquisition (a component within other general and administrative expenses).
We intend to continue to make growth-oriented investments and incur other expenditures that will benefit our financial results in 2022 and beyond. Our growth-oriented investments are focused on increasing marketing initiatives in support of our GO2bank product for the remainder of the year and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. To support our efforts in building a modern banking platform, we expect our software license and hosting costs, a component of other general and administrative expenses, and salary and wage expenses, a component of compensation and benefits expenses to increase year-over-year. We also expect to invest in and incur additional expenses in connection with our anti-money laundering program, including improvements to our compliance controls, policies and procedures.
Income taxes
Our income tax expense for the six months ended June 30, 2022 increased $1.4 million, or 9%, on a year-over-year basis. The increase in our income tax expense was primarily due to an increase in our taxable income and an increase in our effective tax rate. Our effective tax rate for the six months ended June 30, 2022 was 24.0%, compared to 23.5% for the prior year period. The increase in our effective rate was primarily due to a decline in excess tax benefits from stock-based compensation, partially offset by a decrease in state income taxes expense and a reduction in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation.
COVID-19 Update
The health and safety of our employees remains a top priority for our business and in the U.S., we have closed most of our U.S. leased office locations and shifted to a remote working strategy. However, we will be required to continue making our contractual payments until our operating leases are formally terminated or expire. As a result of the resurgence of the COVID-19 pandemic’s Omicron variant in China during the first quarter of 2022, we closed our offices again in China and shifted to a remote workforce strategy in China. While we have resumed normal operations in China, it is possible that we may continue to experience similar issues in the future due to the pandemic.

In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020, which in recent years has impacted the yields on our cash and investment balances. Recently, the Federal Reserve has announced several increases in the federal funds rate, resulting in a range currently of 2.25% to 2.50%. It is widely expected that the Federal Reserve will continue to increase interest rates in 2022 to control the effects of economic inflation. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future.
The duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to the COVID-19 pandemic.
Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$17,356	$17,399	$(43)	(0.2)%	$34,792	$38,065	$(3,273)	(8.6)%
Number of Active Accounts*	4.61	6.03	(1.42)	(23.5)%	n/a	n/a	n/a	n/a
Purchase Volume	$6,760	$8,870	$(2,110)	(23.8)%	$13,952	$19,315	$(5,363)	(27.8)%
Cash Transfers	9.00	10.19	(1.19)	(11.7)%	17.87	20.51	(2.64)	(12.9)%
Tax Refunds Processed	4.48	4.15	0.33	8.0%	14.09	11.59	2.5	21.6%
* Represents the number of active accounts as of June 30, 2022 and 2021, respectively.
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

Comparison of Three-Month Periods Ended June 30, 2022 and 2021
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended June 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$218,574	60.3%	$197,937	53.6%
Cash processing revenues	57,467	15.8	66,825	18.1
Interchange revenues	76,038	21.0	101,115	27.4
Interest income, net	10,690	2.9	3,496	0.9
Total operating revenues	$362,769	100.0%	$369,373	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $218.6 million for the three months ended June 30, 2022, an increase of $20.7 million, or 10.5%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from BaaS partners. In addition, card revenues and other fees also increased due to optional features launched on our card programs, such as our overdraft protection program, as well as an increase in gift card breakage revenue relative to the prior year period. These increases were partially offset by decreases in cardholder fees, such as monthly maintenance fees and ATM fees for the reasons discussed above in our "Overview."
Cash Processing Revenues — Cash processing revenues totaled $57.5 million for the three months ended June 30, 2022, a decrease of $9.3 million, or 14%, from the comparable prior year period. The decrease is primarily due to the decline in the number of cash transfers processed as a result of lower active accounts within our Consumer Services and B2B Services segments, and lower overall tax processing revenues. Despite a higher number of tax refund transfers processed for the comparable periods, the amount of tax processing revenues decreased due to a mix-shift between our professional and consumer tax channels, which generated a lower revenue per refund transfer.
Interchange Revenues — Interchange revenues totaled $76.0 million for the three months ended June 30, 2022, a decrease of $25.1 million, or 25%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume during the three months ended June 30, 2022, as the effective interchange rate earned remained consistent for the comparable periods. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, amongst other factors.
Interest Income, net — Net interest income totaled $10.7 million for the three months ended June 30, 2022, an increase of $7.2 million, or 206%, from the comparable prior year period. The increase in net interest income earned was the result of an increase in the size of our investment securities portfolio, funded primarily from the use of our cardholder deposit account programs. In addition, the Federal Reserve has instituted several increases in interest rates in 2022 to manage the effects of recent economic inflation, which has also increased the amount of interest income we earn on our deposits and recent investments.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$77,376	21.3%	$96,507	26.1%
Compensation and benefits expenses	57,611	15.9	59,984	16.2
Processing expenses	112,388	31.0	94,316	25.5
Other general and administrative expenses	91,455	25.2	86,763	23.5
Total operating expenses	$338,830	93.4%	$337,570	91.3%
Sales and Marketing Expenses — Sales and marketing expenses totaled $77.4 million for the three months ended June 30, 2022, a decrease of $19.1 million, or 20% from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to revenue-sharing agreements and a decrease in marketing expenses as a result of our strategic decision to reduce marketing spend on GO2bank during the first half of the year due to higher than expected acquisition costs per account.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $57.6 million for the three months ended June 30, 2022, a decrease of $2.4 million or 4% from the comparable prior year period. The decrease was primarily due to lower employee stock-based compensation driven by fluctuations in the expected achievement of certain performance-based awards and a reduction in third-party call center support costs due to a decline in active accounts and our efforts to improve customer service over the course of 2021. These decreases were partially offset by an increase in salary and wage expenses and related benefits as a result of our growth-oriented initiatives discussed above in our "Overview."
Processing Expenses — Processing expenses totaled $112.4 million for the three months ended June 30, 2022, an increase of $18.1 million or 19% from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $91.5 million for the three months ended June 30, 2022, an increase of $4.7 million or 5%, from the comparable prior year period. The increase in other general and administrative expenses was primarily due to the $13 million legal settlement associated with our inability to consummate the Tax Refund Solutions acquisition, partially offset by decreases in transaction losses as a result of lower gross dollar volume in our Consumer Services segment and improvements in operational efficiencies over how we manage customer disputes and fraud.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.7)	1.5
General business credits	(1.8)	(1.7)
Employee stock-based compensation	2.9	0.3
IRC 162(m) limitation	1.6	4.5
Nondeductible expenses	0.9	(0.2)
Other	0.6	(0.1)
Effective tax rate	24.5%	25.3%
Our income tax expense totaled $4.9 million for the three months ended June 30, 2022, a decrease of $3.6 million or 43% from the prior year comparable period, primarily due to a decrease in taxable income and our effective tax rate. The decrease in our effective tax rate for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily due to a decrease in state income taxes expense and a reduction in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation. These decreases were partially offset by the decline in excess tax benefits from stock-based compensation and higher nondeductible expenses during the quarter.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Six-Month Periods Ended June 30, 2022 and 2021
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Six Months Ended June 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$431,402	56.5%	$383,949	50.3%
Cash processing revenues	157,495	20.6	157,740	20.7
Interchange revenues	154,894	20.3	212,341	27.8
Interest income, net	19,595	2.6	8,829	1.2
Total operating revenues	$763,386	100.0%	$762,859	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $431.4 million for the six months ended June 30, 2022, an increase of $47.5 million, or 12%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2022 and 2021—Operating Revenues—Card Revenues and Other Fees."
Cash Processing Revenues — Cash processing revenues totaled $157.5 million for the six months ended June 30, 2022, and remained consistent from the comparable prior year period. Cash processing revenues decreased as a result of a decline in the number of cash transfers processed due to lower active accounts within our Consumer Services and B2B Services segments, partially offset by an increase in the number of tax refunds processed.
Interchange Revenues — Interchange revenues totaled $154.9 million for the six months ended June 30, 2022, a decrease of $57.4 million, or 27%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume during the six months ended June 30, 2022.
Interest Income, net — Net interest income totaled $19.6 million for the six months ended June 30, 2022, an increase of $10.8 million, or 123%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2022 and 2021—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$160,902	21.1%	$215,410	28.2%
Compensation and benefits expenses	123,875	16.2	134,951	17.7
Processing expenses	224,480	29.4	191,985	25.2
Other general and administrative expenses	178,598	23.4	154,725	20.3
Total operating expenses	$687,855	90.1%	$697,071	91.4%
Sales and Marketing Expenses — Sales and marketing expenses totaled $160.9 million for the six months ended June 30, 2022, a decrease of $54.5 million, or 25% from the comparable prior year period. This decrease was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2022 and 2021—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $123.9 million for the six months ended June 30, 2022, a decrease of $11.1 million or 8% from the comparable prior year period. The decrease was primarily due to a reduction in third-party call center support costs due to a decline in active accounts and our efforts to improve customer service over the course of 2021, as well as lower employee stock-based compensation driven by fluctuations in the expected achievement of certain performance-based awards for the comparable periods.
Processing Expenses — Processing expenses totaled $224.5 million for the six months ended June 30, 2022, an increase of $32.5 million or 17% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2022 and 2021—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $178.6 million for the six months ended June 30, 2022, an increase of $23.9 million or 15%, from the comparable prior year period. This increase was primarily due to the $13 million legal settlement associated with our inability to consummate the Tax Refund Solutions acquisition, as well as higher professional fees and software license expenses as a result of our investments in our modern banking platform and higher impairment charges associated with certain capitalized internal-use software. These increases were partially offset by lower telephone and communication expenses as a result of decreases in third-party call center support.

Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Six Months Ended June 30,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.8	1.1
General business credits	(1.7)	(1.9)
Employee stock-based compensation	1.7	(2.9)
IRC 162(m) limitation	2.3	6.4
Nondeductible expenses	0.4	0.1
Other	(0.5)	(0.3)
Effective tax rate	24.0%	23.5%
Our income tax expense totaled $17.0 million for the six months ended June 30, 2022, an increase of $1.4 million or 9% from the prior year comparable period, primarily due to an increase in taxable income and our effective tax rate. The increase in the effective tax rate for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to a decline in excess tax benefits from stock-based compensation and an increase in state income taxes expense. These increases were partially offset by the impact of general business credits and a reduction in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$150,959	$182,093	$(31,134)	(17.1)%	$309,716	$366,434	$(56,718)	(15.5)%
Segment expenses	90,583	126,303	(35,720)	(28.3)%	195,052	257,117	(62,065)	(24.1)%
Segment profit	$60,376	$55,790	$4,586	8.2%	$114,664	$109,317	$5,347	4.9%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$5,715	$8,188	$(2,473)	(30.2)%	$12,336	$18,344	$(6,008)	(32.8)%
Active Accounts*	2.78	3.97	(1.19)	(30.0)%	n/a	n/a	n/a	n/a
Direct Deposit Active Accounts*	0.67	0.92	(0.25)	(27.2)%	n/a	n/a	n/a	n/a
Purchase Volume	$4,588	$6,455	$(1,867)	(28.9)%	$9,605	$13,593	$(3,988)	(29.3)%
* Represents number of active and direct deposit active accounts as of June 30, 2022 and 2021, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2022		2021
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$5,715	$6,621	$6,300	$6,811	$8,188	$10,156
Number of active accounts	2.78	3.04	3.10	3.38	3.97	4.07
Direct deposit active accounts	0.67	0.69	0.76	0.83	0.92	0.97
Purchase volume	$4,588	$5,017	$4,881	$5,166	$6,455	$7,138

Segment revenues within Consumer Services for the three and six months ended June 30, 2022 decreased $31.1 million, or 17%, and $56.7 million, or 15%, respectively, compared to the prior year comparable periods, while our segment expenses for the three and six months ended June 30, 2022 decreased $35.7 million, or 28%, and $62.1 million, or 24%, respectively.
Our gross dollar volume, purchase volume, total number of active accounts and direct deposit active accounts decreased during the three months ended June 30, 2022 by 30%, 29%, 30% and 27%, respectively, from the comparable prior year period primarily due to the timing of stimulus payments and other federal benefits received by our cardholders in 2021. No such economic stimulus packages have been enacted to date in 2022. For similar reasons, gross dollar volume and purchase volume decreased for the six months ended June 30, 2022 from the prior year comparable period.
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
Consumer Services expenses decreased for the three and six months ended June 30, 2022 from the comparable prior year period due to several factors, including a decrease in sales commissions from lower revenues on products subject to revenue-sharing agreements, a decrease in third-party call center support costs in part due to a decline in active accounts, but also as a result of our efforts to improve our customer service over the course of 2021, a decrease in transactions losses due to lower gross dollar volume and improvement in loss rates, and a decrease in marketing and supply chain expenses in connection with GO2bank. As a result, despite lower revenues, our segment profit increased for the three and six months ended June 30, 2022 by 8% and 5%, respectively.
B2B Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$143,514	$112,589	$30,925	27.5%	$277,414	$218,564	$58,850	26.9%
Segment expenses	120,739	94,415	26,324	27.9%	232,375	182,857	49,518	27.1%
Segment profit	$22,775	$18,174	$4,601	25.3%	$45,039	$35,707	$9,332	26.1%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$11,641	$9,211	$2,430	26.4%	$22,456	$19,721	$2,735	13.9%
Active Accounts*	1.83	2.06	(0.23)	(11.2)%	n/a	n/a	n/a	n/a
Purchase Volume	$2,172	$2,415	$(243)	(10.1)%	$4,347	$5,722	$(1,375)	(24.0)%
* Represents number of active accounts as of June 30, 2022 and 2021, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2022		2021
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$11,641	$10,815	$10,053	$9,593	$9,211	$10,510
Number of active accounts	1.83	1.89	1.97	1.99	2.06	2.28
Purchase volume	$2,172	$2,175	$2,184	$2,190	$2,415	$3,307
Segment revenues within our B2B Services for the three and six months ended June 30, 2022 increased $30.9 million, or 27%, and $58.9 million, or 27%, respectively, compared to the prior year periods, while our segment expenses for the three and six months ended June 30, 2022 increased $26.3 million, or 28% and $49.5 million, or 27%, respectively.
Our total gross dollar volume during the three and six months ended June 30, 2022 increased 26% and 14% respectively, from the comparable prior year periods as we continued to experience organic growth from both new and existing users in certain BaaS programs as the demand for digital payments continues. Total gross dollar volume increased despite the number of active accounts decreasing within this segment by 11% year-over-year and purchase volume decreasing for the three and six months ended June 30, 2022 by approximately 10% and 24% respectively, from the comparable prior year periods.
Overall, many of our BaaS partners within our B2B Services segment were impacted by similar trends seen in our Consumer Services segment, however, growth in gross dollar volume from certain programs resulted in a net increase in segment revenue due to higher program management service fees earned from BaaS partners, despite a lower number of active accounts and lower purchase volume. This increase was partially offset by a decrease in the amount of interchange revenue earned associated with the decrease in purchase volume.
B2B Services expenses increased for the three and six months ended June 30, 2022 from the comparable prior year period, principally due to higher processing expenses with the growth of certain BaaS account programs and higher overall transaction losses as a result of the increase in gross dollar volume.
This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.
During the second quarter of 2022, we also engaged in contract renewal negotiations with several BaaS partners, but after extensive negotiations, could not agree upon terms that would best serve the long-term interests of both us and our BaaS partners. We expect these non-renewals to have a modest impact on our B2B Services segment key metrics and financial results in the second half of 2022. BaaS is our newest channel of business and we remain focused on investing in it and exploring new partnership agreements moving forward.
Money Movement Services

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$54,143	$66,019	$(11,876)	(18.0)%	$151,459	$156,386	$(4,927)	(3.2)%
Segment expenses	23,992	27,827	(3,835)	(13.8)%	59,848	69,380	(9,532)	(13.7)%
Segment profit	$30,151	$38,192	$(8,041)	(21.1)%	$91,611	$87,006	$4,605	5.3%

Key Metrics	(In millions, except percentages)
Cash Transfers	9.00	10.19	(1.19)	(11.7)%	17.87	20.51	(2.64)	(12.9)%
Tax Refunds Processed	4.48	4.15	0.33	8.0%	14.09	11.59	2.5	21.6%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2022		2021
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	9.00	8.87	9.95	10.05	10.19	10.32
Number of tax refunds processed	4.48	9.61	0.12	0.43	4.15	7.44
Segment revenues within our Money Movement services for the three and six months ended June 30, 2022 decreased $11.9 million, or 18%, and $4.9 million, or 3%, respectively, from the comparable prior year periods, and segment expenses for the three and six months ended June 30, 2022 decreased $3.8 million, or 14%, and $9.5 million, or 14%, respectively.
The decrease in segment revenues for the three and six months ended June 30, 2022 was driven primarily by a lower number of cash transfers processed, which decreased by 12% and 13%, respectively, from the prior year comparable periods. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of lower active accounts within our Consumer Services and B2B Services segments discussed above.
Segment revenues for the three months ended June 30, 2022 also decreased from the prior year comparable period as a result of lower tax processing revenues. Despite a higher number of tax refund transfers processed for the comparable periods, the amount of tax processing revenues decreased due to a mix-shift between our professional and consumer tax channels, which generated a lower revenue per refund transfer. Our tax processing revenues increased for the six months ended June 30, 2022, due to an increase in the number of tax refunds processed. The number of tax refunds processed during the first half of 2022 increased by 22% over the first half of the prior year tax season.
Segment expenses decreased during the three and six months ended June 30, 2022, primarily due to a decrease in sales commissions from lower cash transfer revenues and lower third-party costs in support of our tax refund processing services.
Corporate and Other

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and intersegment eliminations	$6,485	$(2,763)	$9,248	(334.7)%	$11,190	$(3,641)	$14,831	(407.3)%
Unallocated corporate expenses and intersegment eliminations	52,239	46,469	5,770	12.4%	104,630	92,105	12,525	13.6%
	$(45,754)	$(49,232)	$3,478	(7.1)%	$(93,440)	$(95,746)	$2,306	(2.4)%
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
Net interest income increased year-over-year for the three and six months ended June 30, 2022 as a result of an increase in the size of our investment securities portfolio and recent increases in interest rates by the Federal Reserve.
Unallocated corporate expenses for the three and six months ended June 30, 2022 increased year-over-year by approximately 12% and 14%, respectively, as a result of higher salaries and wages, professional services expenses and software licenses, each in support of our investments to build a modern and scalable core banking and card management platform, as well as other growth initiatives.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Total cash provided by (used in)
Operating activities	$187,454	$119,456
Investing activities	(649,499)	(265,700)
Financing activities	(81,117)	544,849
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(543,162)	$398,605
For the six months ended June 30, 2022 and 2021, we financed our operations primarily through our cash flows generated from operations. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of June 30, 2022, our primary source of liquidity was unrestricted cash and cash equivalents totaling $776.3 million. We also consider our $2.4 billion of available-for-sale investment securities to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our credit facility will be sufficient to meet our working capital, capital expenditures, equity method investee capital commitments, and any other capital needs for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of material trends on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $187.5 million of net cash provided by operating activities during the six months ended June 30, 2022 was the result of $53.6 million of net income, adjusted for certain non-cash operating items of $95.7 million and increases in net changes in our working capital assets and liabilities of $38.1 million. Our $119.5 million of net cash provided by operating activities during the six months ended June 30, 2021 was the result of $50.7 million of net income, adjusted for certain non-cash operating items of $88.1 million and decreases in net changes in our working capital assets and liabilities of $19.3 million.
Cash Flows from Investing Activities
Our $649.5 million of net cash used in investing activities during the six months ended June 30, 2022 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $525.8 million, the purchase of other bank investments of $31.9 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $36.5 million. Our $265.7 million of net cash used in investing activities during the six months ended June 30, 2021 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $139.8 million, the purchase of other bank investments of $50.0 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $23.8 million.
Cash Flows from Financing Activities
Our $81.1 million of net cash used in financing activities during the six months ended June 30, 2022 was principally the result of a decrease of $120.1 million in obligations to customers and share repurchases of our Class A common stock of $44.0 million, partially offset by a net increase in customer deposits of $85.2 million. We also borrowed and have repaid $50.0 million on our revolving line of credit during the six months ended June 30, 2022.
Our $544.8 million of net cash provided from financing activities during the six months ended June 30, 2021 was principally the result of a net increase in customer deposits of $125.5 million and a net increase of $425.8 million in obligations to customers. Total customer deposit balances increased year-over-year, principally as a result of additional economic stimulus funds and other government benefits received by our cardholders.
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
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At June 30, 2022, we were in compliance with all such covenants.
Material Cash Requirements
While the effect of COVID-19 has created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and purchase property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of the COVID-19 pandemic. We intend to continue to invest in new products and programs, including GO2bank, new features for our existing products and IT infrastructure such as our core banking and card management systems in order to scale and operate effectively to meet our strategic objectives. While we expect these capital expenditures will exceed the amount of our capital expenditures in 2021, we expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
The Basel III rules, which were promulgated by the Federal Reserve and other U.S. banking regulators, provide for risk-based capital, leverage and liquidity standards. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. Either or both of Green Dot Corporation and Green Dot Bank may qualify for and opt to use, from time to time, the community bank leverage ratio framework under the Federal Reserve’s version of the U.S. Basel III Rules. Under the community bank leverage ratio framework, a qualifying community banking organization may generally satisfy its capital requirements (and capital conservation buffer) under the U.S. Basel III rules, provided that it has a Tier 1 leverage ratio greater than 9% and satisfies other applicable conditions. In 2021, Green Dot Corporation and Green Dot Bank qualified for (including, in the case of Green Dot Bank, through grace periods) and opted to use the community bank leverage ratio framework. Going forward, we expect that Green Dot Corporation will continue to qualify for and use the community bank leverage ratio framework, and that Green Dot Bank will calculate and disclose its risk-based capital ratios and Tier 1 leverage ratio under standardized approach of the U.S. Basel III Rules.
As of June 30, 2022 and December 31, 2021, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since June 30, 2022 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$644,801	15.2%	4.0%	n/a
Common equity Tier 1 capital	$644,801	46.0%	4.5%	n/a
Tier 1 capital	$644,801	46.0%	6.0%	6.0%
Total risk-based capital	$658,893	47.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$332,208	8.1%	4.0%	5.0%
Common equity Tier 1 capital	$332,208	32.6%	4.5%	6.5%
Tier 1 capital	$332,208	32.6%	6.0%	8.0%
Total risk-based capital	$339,999	33.3%	8.0%	10.0%

	December 31, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$637,338	15.9%	4.0%	n/a
Common equity Tier 1 capital	$637,338	54.0%	4.5%	n/a
Tier 1 capital	$637,338	54.0%	6.0%	6.0%
Total risk-based capital	$648,038	54.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$329,162	9.1%	4.0%	5.0%
Common equity Tier 1 capital	$329,162	40.7%	4.5%	6.5%
Tier 1 capital	$329,162	40.7%	6.0%	8.0%
Total risk-based capital	$336,461	41.6%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. This portfolio is price sensitive to rate changes, which can impact the associated unrealized gain or loss. However, we have the ability and intent to hold these instruments until the securities recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") again increased the federal funds target rate in June 2022 to a range of 2.25%-2.50%, which will continue to impact the amount of net interest income we earn. While it is expected that the FOMC will continue to increase interest rates throughout 2022 to slow the effects of economic inflation, it is uncertain when or how many times interest rates will be increased. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future.
As of June 30, 2022, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of June 30, 2022, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that we have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. We have shifted to a remote workforce strategy for our employees in the U.S. and we have closed most of our leased office locations in the U.S., which could result in a less effective workforce in the long-term. As a result of the resurgence of the COVID-19 pandemic’s Omicron variant in China during the first quarter of 2022, we closed our offices again in China and shifted to a remote workforce strategy in China. While we have resumed normal operations in China, it is possible that we may continue to experience similar issues in the future due to the pandemic, which over a prolonged period of time, could potentially delay our ability to launch new products or services. In addition, many of the third-party call centers we rely on to provide customer support experienced periodic disruptions in 2021 due to the ongoing pandemic, which resulted in delayed responses to customers and a higher usage of automated services, and contributed to higher costs and transaction losses compared to prior periods. The business and operations of our retail distributors and our BaaS and other partners were likewise disrupted, with many having experienced reduced foot traffic or usage of their services. We may continue to experience increased costs, which could continue to adversely affect our business, results of operations, and financial condition in future periods.
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
Worsening economic conditions, a rising rate of inflation, or other potential causes of economic distress could materially and adversely impact our business and financial results.
The effects of the economic downturn associated with the COVID-19 pandemic, and other economic factors, have resulted in a significant increase in the rate of inflation, rising interest rates, and may further increase unemployment, all of which could reduce consumer credit ratings and credit availability, which may adversely affect our operations. Such an outcome could cause us to adjust pricing to account for an increasing cost of funds and increased credit risk in a down economy and thereby erode our margins and negatively impact our future financial performance and the price of our Class A Common Stock. Additionally, if our borrowing rates were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
A significant portion of our operating revenues are derived from the products and services sold at our largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart were approximately 21.0% for the three and six months ended June 30, 2022, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic and rising inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners, third-party processors or other major consumers could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners, third-party processors and consumers.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, significant BaaS partners, third-party processors or consumers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. For example, during the three months ended June 30, 2022, we and several business partners failed to reach agreement on renewal of their agreements with us, and we are also in the midst of a dispute with Uber over their obligations under our agreements with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors, significant BaaS partners, third-party processors or consumers renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our base of tax preparation partners is concentrated, and the performance of our Money Movement Services segment depends in part on our ability to retain existing partners.
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our tax refund processing services business, a component of our Money Movement Services segment, would be harmed. Substantially all the revenues we generate from our tax refund processing services business have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from most of our current tax preparation partners and our tax preparation partners may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be certain that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other partners that collect funds and fees from our customers on our behalf. Our retail distributors and partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. The remittance of these funds by the retail distributor or partner takes on average two business days. If a retail distributor or partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2022, we had assets subject to settlement risk of $498.1 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions against us. Regardless of whether or not we are sued or face regulatory actions, a breach will require us to carefully assess the materiality of a cyber-attack. Depending on the nature and magnitude of the accessed data, this effort may require substantial resources. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation. If we are unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or MasterCard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at one of the third-party banks that issue our cards or at our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for hiring an external party to conduct a forensic investigation, replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring, and other added security measures, among others, which could have a significant adverse impact on our operating results.
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
Further, we have in the past and may in the future experience operational issues with the third-party call centers that we rely on to provide customer support. For example, many of our U.S. and international third-party call centers experienced periodic disruptions in 2021 due to the ongoing pandemic, which resulted in delayed responses to customers and a higher usage of automated services. While such issues have largely been resolved, these conditions contributed to higher costs and transaction losses as compared to prior periods. Any prolonged closure or disruption in the services provided by such call centers would have an adverse effect on our business.
Some of our operations, including a significant portion of our software development operations, are located outside of the United States, which subjects us to additional risks.
We have significantly expanded our software development operations in Shanghai, China and we expect to continue to increase headcount and infrastructure as we scale our operations in this region. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, outbreaks of disease, such as the COVID-19 pandemic, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services, which could materially and adversely affect our business. For example, as a result of the resurgence of the COVID-19 pandemic's Omicron variant in China, our offices in Shanghai, China were closed during the first quarter of 2022 and shifted to a remote workforce strategy. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
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
The banking, financial technology, transaction processing and tax refund processing services industries are highly regulated, and failure by us, the banks that issue our cards or the businesses that participate in our reload network or other business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we are subject to the anti-money laundering reporting and recordkeeping requirements of the BSA, as amended by the PATRIOT Act. Failure to fully comply with these requirements exposes us to the risk of being required to undertake substantial remediation efforts and to the risk of enforcement actions, either of which could have a material adverse impact on our results of operations, financial condition or business prospects.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2022, interchange revenues represented 21% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been and from time to time may be subject to securities class actions and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17 - Commitments and Contingencies to the Consolidated Financial Statements for further information regarding certain of our legal proceedings.
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
If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. However, we may not be able to raise needed cash in a timely basis on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our Class A common stock. In addition, if we were to raise cash through a debt financing, the terms of the financing might impose additional conditions or restrictions on our operations that could adversely affect our business. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would harm our ability to maintain or grow our business. Should we require additional credit at levels we are unable to access, the cost of credit is greater than expected, or our cost-savings measures are ineffective or result in us incurring greater costs, our operating results could be adversely affected.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $455.7 million as of June 30, 2022. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of issuer purchases of equity securities during the quarter ended June 30, 2022 (in thousands, except per share amounts). See Note 11 — Stockholders Equity of our notes to our consolidated financial statements for information regarding our stock repurchase program.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	148	(1)	$27.23	148	$74,581
May 1, 2022 - May 31, 2022	321		27.29	321	65,819
June 1, 2022 - June 30, 2022	375		26.30	375	55,956
Total	845		$26.84	845	$55,956

(1)	Includes the settlement of 132 shares received from our March 2022 accelerated share repurchase arrangement at an average price per share of $27.35.
After giving effect to our share repurchases during the three months ended June 30, 2022, the remaining amount available under the current authorization totaled $56.0 million with no expiration date.
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 5, 2022	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial Officer)