Form 10-Q
period 2022-09-30
GREEN DOT CORP
filed 2022-11-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,568,864 shares of Class A common stock outstanding, par value $0.001 per share as of October 31, 2022.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$813,210	$1,322,319
Restricted cash	5,862	3,321
Settlement assets	409,174	320,377
Accounts receivable, net	67,352	80,401
Prepaid expenses and other assets	64,668	81,380
Income tax receivable	721	1,354
Total current assets	1,360,987	1,809,152
Investment securities available-for-sale, at fair value	2,393,796	2,115,501
Loans to bank customers, net of allowance for loan losses of $9,413 and $5,555 as of September 30, 2022 and December 31, 2021, respectively	20,600	19,270
Prepaid expenses and other assets	194,271	136,400
Property, equipment, and internal-use software, net	150,256	135,341
Operating lease right-of-use assets	8,880	10,967
Deferred expenses	6,493	16,855
Net deferred tax assets	107,536	15,048
Goodwill and intangible assets	449,714	466,943
Total assets	$4,692,533	$4,725,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,571	$51,353
Deposits	3,476,643	3,286,889
Obligations to customers	169,107	124,221
Settlement obligations	23,332	15,682
Amounts due to card issuing banks for overdrawn accounts	616	513
Other accrued liabilities	91,452	128,294
Operating lease liabilities	3,145	6,918
Deferred revenue	14,365	28,903
Income tax payable	8,116	291
Total current liabilities	3,902,347	3,643,064
Other accrued liabilities	4,096	3,531
Operating lease liabilities	5,944	8,209
Total liabilities	3,912,387	3,654,804
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2022 and December 31, 2021; 52,502 and 54,868 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	53	55
Additional paid-in capital	357,050	401,055
Retained earnings	757,698	699,370
Accumulated other comprehensive loss	(334,655)	(29,807)
Total stockholders’ equity	780,146	1,070,673
Total liabilities and stockholders’ equity	$4,692,533	$4,725,477
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$219,577	$202,482	$650,979	$586,431
Cash processing revenues	41,318	47,516	198,813	205,256
Interchange revenues	71,407	85,888	226,301	298,229
Interest income, net	11,446	3,613	31,041	12,442
Total operating revenues	343,748	339,499	1,107,134	1,102,358
Operating expenses:
Sales and marketing expenses	66,996	84,002	227,898	299,412
Compensation and benefits expenses	61,868	65,045	185,743	199,996
Processing expenses	125,261	95,731	349,741	287,716
Other general and administrative expenses	78,858	85,891	257,456	240,616
Total operating expenses	332,983	330,669	1,020,838	1,027,740
Operating income	10,765	8,830	86,296	74,618
Interest expense, net	27	38	143	113
Other (expense) income, net	(4,249)	849	(9,057)	1,396
Income before income taxes	6,489	9,641	77,096	75,901
Income tax expense	1,793	2,306	18,768	17,898
Net income	$4,696	$7,335	$58,328	$58,003

Basic earnings per common share:	$0.09	$0.13	$1.08	$1.06
Diluted earnings per common share:	$0.09	$0.13	$1.07	$1.04
Basic weighted-average common shares issued and outstanding:	53,053	54,221	53,840	53,961
Diluted weighted-average common shares issued and outstanding:	53,382	55,415	54,428	55,180
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$4,696	$7,335	$58,328	$58,003
Other comprehensive (loss) income
Unrealized holding loss, net of tax	(112,269)	(4,010)	(304,848)	(17,902)
Comprehensive (loss) income	$(107,573)	$3,325	$(246,520)	$40,101
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2022	53,740	$54	$376,902	$753,002	$(222,386)	$907,572
Common stock issued under stock plans, net of withholdings and related tax effects	71	—	(655)	—	—	(655)
Stock-based compensation	—	—	10,806	—	—	10,806
Repurchases of Class A Common Stock	(1,309)	(1)	(30,003)	—	—	(30,004)
Net income	—	—	—	4,696	—	4,696
Other comprehensive loss	—	—	—	—	(112,269)	(112,269)
Balance at September 30, 2022	52,502	$53	$357,050	$757,698	$(334,655)	$780,146

	Three Months Ended September 30, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2021	54,640	$55	$375,551	$702,558	$(10,464)	$1,067,700
Common stock issued under stock plans, net of withholdings and related tax effects	31	—	(594)	—	—	(594)
Stock-based compensation	—	—	11,508	—	—	11,508
Net income	—	—	—	7,335	—	7,335
Other comprehensive loss	—	—	—	—	(4,010)	(4,010)
Balance at September 30, 2021	54,671	$55	$386,465	$709,893	$(14,474)	$1,081,939
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	569	1	(1,257)	—	—	(1,256)
Stock-based compensation	—	—	31,299	—	—	31,299
Repurchases of Class A Common Stock	(2,935)	(3)	(74,047)	—	—	(74,050)
Net income	—	—	—	58,328	—	58,328
Other comprehensive loss	—	—	—	—	(304,848)	(304,848)
Balance at September 30, 2022	52,502	$53	$357,050	$757,698	$(334,655)	$780,146

	Nine Months Ended September 30, 2021
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	637	1	(5,106)	—	—	(5,105)
Stock-based compensation	—	—	37,111	—	—	37,111
Net income	—	—	—	58,003	—	58,003
Other comprehensive loss	—	—	—	—	(17,902)	(17,902)
Balance at September 30, 2021	54,671	$55	$386,465	$709,893	$(14,474)	$1,081,939
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Operating activities
Net income	$58,328	$58,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	42,881	42,446
Amortization of intangible assets	17,845	20,831
Provision for uncollectible overdrawn accounts from purchase transactions	10,569	14,201
Provision for loan losses	25,754	18,728
Stock-based compensation	31,299	37,111
Losses (earnings) in equity method investments	11,878	(1,314)
Amortization of (discount) premium on available-for-sale investment securities	(892)	2,330
Impairment of long-lived assets	4,134	—
Other	(2,392)	127
Changes in operating assets and liabilities:
Accounts receivable, net	2,480	(20,920)
Prepaid expenses and other assets	14,849	4,595
Deferred expenses	10,362	10,953
Accounts payable and other accrued liabilities	36,056	(17,706)
Deferred revenue	(14,331)	(14,326)
Income tax receivable/payable	7,110	(1,846)
Other, net	(3,849)	(5,979)
Net cash provided by operating activities	252,081	147,234

Investing activities
Purchases of available-for-sale investment securities	(922,039)	(374,754)
Proceeds from maturities of available-for-sale securities	244,969	124,482
Proceeds from sales and calls of available-for-sale securities	3,515	6,823
Payments for acquisition of property and equipment	(60,605)	(39,644)
Net changes in loans	(25,158)	(25,874)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Purchases of other investments	(31,934)	(55,000)
Other investing activities	(1,856)	(688)
Net cash used in investing activities	(828,108)	(399,655)

Financing activities
Borrowings on revolving line of credit	50,000	—
Repayments on revolving line of credit	(50,000)	—
Proceeds from exercise of options and ESPP purchases	3,443	5,283
Taxes paid related to net share settlement of equity awards	(4,699)	(10,388)
Net changes in deposits	182,673	221,048
Net changes in settlement assets and obligations to customers	(36,261)	351,753
Contingent consideration payments	(1,647)	(3,000)
Repurchase of Class A common stock	(74,050)	—
Net cash provided by financing activities	69,459	564,696

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(506,568)	312,275
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,325,640	1,496,701
Unrestricted cash, cash equivalents and restricted cash, end of period	$819,072	$1,808,976

Cash paid for interest	$337	$1,174
Cash paid for income taxes	$9,760	$19,394

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$813,210	$1,804,826
Restricted cash	5,862	4,150
Total unrestricted cash, cash equivalents and restricted cash, end of period	$819,072	$1,808,976
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2021 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2022, other than the adoption of the accounting pronouncements discussed herein. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2022 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended September 30, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$86,888	$42,179	$36,890	$165,957
Transferred over time	45,154	120,410	781	166,345
Operating revenues (1)	$132,042	$162,589	$37,671	$332,302

	Three Months Ended September 30, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$102,089	$42,118	$44,636	$188,843
Transferred over time	60,040	86,043	960	147,043
Operating revenues (1)	$162,129	$128,161	$45,596	$335,886

	Nine Months Ended September 30, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$274,208	$125,869	$186,631	$586,708
Transferred over time	158,654	328,232	2,499	489,385
Operating revenues (1)	$432,862	$454,101	$189,130	$1,076,093

	Nine Months Ended September 30, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$328,665	$133,993	$198,471	$661,129
Transferred over time	188,572	236,704	3,511	428,787
Operating revenues (1)	$517,237	$370,697	$201,982	$1,089,916

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of intersegment revenues.
Revenues recognized at a point in time are comprised of interchange fees, ATM fees, overdraft protection fees, other similar cardholder transaction-based fees, and substantially all of our cash processing revenues. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS (as defined herein) partner program management fees.
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $25.8 million and $26.6 million for the nine months ended September 30, 2022 and 2021, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2022
Corporate bonds	$10,000	$—	$(742)	$9,258
Agency bond securities	240,228	—	(48,653)	191,575
Agency mortgage-backed securities	2,550,535	13	(380,405)	2,170,143
Municipal bonds	29,617	—	(6,958)	22,659
Asset-backed securities	161	—	—	161
Total investment securities	$2,830,541	$13	$(436,758)	$2,393,796

December 31, 2021
Corporate bonds	$10,000	$—	$(27)	$9,973
Agency bond securities	230,841	—	(9,245)	221,596
Agency mortgage-backed securities	1,879,793	806	(32,268)	1,848,331
Municipal bonds	28,135	288	(243)	28,180
Asset-backed securities	7,326	99	(4)	7,421
Total investment securities	$2,156,095	$1,193	$(41,787)	$2,115,501
As of September 30, 2022 and December 31, 2021, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2022
Corporate bonds	$9,258	$(742)	$—	$—	$9,258	$(742)
Agency bond securities	8,910	(476)	182,664	(48,177)	191,574	(48,653)
Agency mortgage-backed securities	1,618,570	(250,033)	548,776	(130,372)	2,167,346	(380,405)
Municipal bonds	19,692	(5,072)	2,967	(1,886)	22,659	(6,958)
Asset-backed securities	—	—	160	—	160	—
Total investment securities	$1,656,430	$(256,323)	$734,567	$(180,435)	$2,390,997	$(436,758)

December 31, 2021
Corporate bonds	$9,973	$(27)	$—	$—	$9,973	$(27)
Agency bond securities	52,865	(2,128)	168,730	(7,117)	221,595	(9,245)
Agency mortgage-backed securities	1,661,091	(27,899)	106,510	(4,369)	1,767,601	(32,268)
Municipal bonds	9,678	(243)	—	—	9,678	(243)
Asset-backed securities	2,358	(4)	—	—	2,358	(4)
Total investment securities	$1,735,965	$(30,301)	$275,240	$(11,486)	$2,011,205	$(41,787)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three and nine months ended September 30, 2022 or 2021 on our available-for-sale investment securities. Unrealized losses as of September 30, 2022 and December 31, 2021 are the result of continued increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of September 30, 2022 and December 31, 2021 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to recent increases in interest rates by the Federal Reserve.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
We do not intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2022, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$29,386	$26,612
Due after five years through ten years	180,842	145,300
Due after ten years	69,617	51,580
Mortgage and asset-backed securities	2,550,696	2,170,304
Total investment securities	$2,830,541	$2,393,796
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Trade receivables	$28,728	$33,921
Reserve for uncollectible trade receivables	(24)	(82)
Net trade receivables	28,704	33,839

Overdrawn cardholder balances from purchase transactions	3,709	5,395
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,119)	(3,394)
Net overdrawn cardholder balances from purchase transactions	1,590	2,001

Cardholder fees	2,259	4,054
Receivables due from card issuing banks	4,275	4,645
Fee advances, net	6,169	20,643
Other receivables	24,355	15,219
Accounts receivable, net	$67,352	$80,401
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$2,033	$5,512	$3,394	$1,653
Provision for uncollectible overdrawn accounts from purchase transactions	3,162	3,988	10,569	14,201
Charge-offs	(3,076)	(6,608)	(11,844)	(12,962)
Balance, end of period	$2,119	$2,892	$2,119	$2,892

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2022
Residential	$—	$—	$—	$—	$4,376	$4,376
Commercial	—	—	—	—	2,567	2,567
Installment	—	—	—	—	1,331	1,331
Consumer	2,565	—	—	2,565	11,796	14,361
Secured credit card	635	731	2,065	3,431	3,947	7,378
Total loans	$3,200	$731	$2,065	$5,996	$24,017	$30,013

Percentage of outstanding	10.7%	2.4%	6.9%	20.0%	80.0%	100.0%

December 31, 2021
Residential	$—	$—	$—	$—	$3,722	$3,722
Commercial	—	—	—	—	3,392	3,392
Installment	—	—	3	3	1,340	1,343
Consumer	2,244	—	—	2,244	7,788	10,032
Secured credit card	43	98	853	994	5,342	6,336
Total loans	$2,287	$98	$856	$3,241	$21,584	$24,825

Percentage of outstanding	9.2%	0.4%	3.5%	13.1%	86.9%	100.0%
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
In December 2021, we made the determination to sell a portion of our secured credit card portfolio and reclassified these assets as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Upon re-classification, we reversed any previous allowance for credit loss on these portfolios and recorded an estimated valuation allowance to reflect the portfolio at its estimated fair value. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of September 30, 2022 and December 31, 2021, the fair value of the loans held for sale amounted to approximately $4.1 million and $5.1 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on the criteria for classification as nonperforming.

	September 30, 2022	December 31, 2021
	(In thousands)
Residential	$163	$195
Installment	101	115
Secured credit card	2,065	853
Total loans	$2,329	$1,163

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	September 30, 2022		December 31, 2021
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,147	$229	$3,481	$241
Commercial	2,567	—	3,392	—
Installment	1,230	101	1,228	115
Consumer	14,361	—	10,032	—
Secured credit card	5,313	2,065	5,483	853
Total loans	$27,618	$2,395	$23,616	$1,209
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$10,204	$6,693	$5,555	$757
Provision for loans	7,302	8,585	25,754	18,728
Loans charged off	(8,093)	(7,873)	(21,896)	(12,198)
Recoveries of loans previously charged off	—	46	—	164
Balance, end of period	$9,413	$7,451	$9,413	$7,451
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
As of September 30, 2022 and December 31, 2021, our net investment in TailFin Labs amounted to approximately $86.2 million and $61.5 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of approximately $3.2 million for the three months ended September 30, 2022 and minimal equity in losses for the three months ended September 30, 2021, and $10.3 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $4.8 million and $6.4 million at September 30, 2022 and December 31, 2021, respectively. We recorded equity in losses from this investment of $2.0 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, and equity in earnings of $0.7 million and $3.6 million for the three and nine months ended September 30, 2021, respectively.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Non-interest bearing deposit accounts	$3,452,187	$3,258,650
Interest-bearing deposit accounts
Checking accounts	3,207	5,900
Savings	8,590	7,398
Secured card deposits	7,518	9,673
Time deposits, denominations greater than or equal to $250	2,266	2,497
Time deposits, denominations less than $250	2,875	2,771
Total interest-bearing deposit accounts	24,456	28,239
Total deposits	$3,476,643	$3,286,889
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2022
(In thousands)
Due in 2022	$1,356
Due in 2023	1,429
Due in 2024	506
Due in 2025	479
Due in 2026	798
Thereafter	573
Total time deposits	$5,141

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of September 30, 2022, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
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
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At September 30, 2022, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We did not incur any meaningful cash interest expense related to our debt during the three and nine months ended September 30, 2022 and 2021.
Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2022 and 2021 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3	0.8
General business credits	(1.9)	(1.9)
Employee stock-based compensation	2.4	(2.5)
IRC 162(m) limitation	2.0	6.4
Nondeductible expenses	0.5	0.1
Other	(1.0)	(0.3)
Effective tax rate	24.3%	23.6%
The effective tax rate for the nine months ended September 30, 2022 and 2021 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, employee stock-based compensation, and the Internal Revenue Code (the "IRC") 162(m) limitation on the

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
deductibility of executive compensation. The net increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to a $3.8 million decline in excess tax benefits from stock-based compensation and an increase of $0.4 million in state income taxes, net of federal benefits. We recognized a discrete tax expense related to tax shortfalls from stock based-compensation of $1.9 million for the nine months ended September 30, 2022, compared to a $1.9 million excess tax benefit for the prior year comparable period. These increases were partially offset by the impact of general business credits and a decrease of $3.4 million subject to the IRC 162(m) limitation on the deductibility of executive compensation.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains a number of revisions to the IRC, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. These tax law revisions have no immediate effect and we do not expect that they will have a material impact on our results of operations in the future.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the nine months ended September 30, 2022 and 2021, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2022 and 2021, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2021. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of September 30, 2022. We do not expect the outcome of these examinations will have any material impact on our consolidated financial statements.
As of September 30, 2022, we have federal net operating loss carryforwards of approximately $17.2 million and state net operating loss carryforwards of approximately $89.1 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2034. Of our total state net operating loss carryforwards, approximately $57.3 million will expire between 2026 and 2041, while the remaining balance of approximately $31.8 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $20.7 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of September 30, 2022 and December 31, 2021, we had a liability of $12.4 million and $11.0 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Beginning balance	$10,972	$9,518
Increases related to positions taken during prior years	—	—
Increases related to positions taken during the current year	1,434	1,470
Ending balance	$12,406	$10,988

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,074	$10,798
As of September 30, 2022 and 2021, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.1 million and $0.7 million, respectively.

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
Accelerated Share Repurchases
In March 2022, we entered into an accelerated share repurchase arrangement ("ASR") with a financial institution for an up-front payment of $25 million. Final settlement of the ASR was completed in April 2022. The final number of shares received upon settlement for the ASR was determined based on the volume-weighted average price of our common stock over the term of the agreement less an agreed upon discount and subject to adjustments pursuant to the terms and conditions of the ASR. Total shares repurchased under the ASR amounted to 914,037 shares at a volume-weighted average price of $27.35.
The up-front payment was accounted for as a reduction to shareholders’ equity on our consolidated balance sheets in the period the payments were made. The ASR was accounted for in two separate transactions: 1) a treasury stock repurchase for the initial shares received and 2) a forward stock purchase contract indexed to our own stock for the unsettled portion of the ASR. The par value of the shares received were recorded as a reduction to common stock with the remainder recorded as a reduction to additional paid-in capital. The ASR met all of the applicable criteria for equity classification, and therefore was not accounted for as a derivative instrument. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The shares were retired upon repurchase, but remain authorized for registration and issuance in the future.
Other Repurchases
In March 2022, we also entered into a repurchase plan under Rule 10b5-1 of the Exchange Act for $75 million that went into effect at the conclusion of the ASR. The agreement allows for $10 million of monthly share repurchases through the remainder of 2022 until the contract amount is reached. The timing and amount of purchases depend on a variety of factors, including market conditions and the volume limit defined by Rule 10b-18. As of September 30, 2022, we have repurchased 2,020,952 shares at a volume-weighted average price of $24.27 under our 10b5-1 plan, with approximately $26 million available for additional purchases.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vest in equal monthly increments through December 1, 2022; however, Walmart is entitled to voting rights and to participate in any dividends paid from the issuance date on the unvested balance. As such, the total amount of restricted shares issued are included in our total Class A shares outstanding. As of September 30, 2022, there were 81,253 unvested shares outstanding.
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
The total stock-based compensation expense recognized was $10.8 million and $11.5 million for the three months ended September 30, 2022 and 2021, respectively, and $31.3 million and $37.1 million for the nine months ended September 30, 2022 and 2021, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,596	$42.71
Restricted stock units granted	789	29.38
Restricted stock units vested	(529)	41.30
Restricted stock units canceled	(226)	42.13
Outstanding at September 30, 2022	1,630	$36.80
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,377	$35.36
Performance restricted stock units granted	115	32.75
Performance restricted stock units vested	(53)	49.78
Performance restricted stock units canceled	(511)	34.32
Outstanding at September 30, 2022	928	$34.78
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
Stock Options
Total stock option activity for the nine months ended September 30, 2022 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,204	$26.62
Options exercised	(7)	18.19
Outstanding at September 30, 2022	1,197	$26.67
Exercisable at September 30, 2022	1,031	$27.12
We have not issued any stock option awards from our 2010 Equity Incentive Plan for the periods presented in these consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$4,696	$7,335	$58,328	$58,003
Amount attributable to unvested Walmart restricted shares	(10)	(58)	(204)	(547)
Net income allocated to Class A common stockholders	$4,686	$7,277	$58,124	$57,456
Denominator:
Weighted-average Class A shares issued and outstanding	53,053	54,221	53,840	53,961
Basic earnings per Class A common share	$0.09	$0.13	$1.08	$1.06

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$4,686	$7,277	$58,124	$57,456
Re-allocated earnings	—	1	2	12
Diluted net income allocated to Class A common stockholders	$4,686	$7,278	$58,126	$57,468
Denominator:
Weighted-average Class A shares issued and outstanding	53,053	54,221	53,840	53,961
Dilutive potential common shares:
Stock options	16	506	108	483
Service-based restricted stock units	127	417	178	440
Performance-based restricted stock units	143	252	245	277
Employee stock purchase plan	43	19	57	19
Diluted weighted-average Class A shares issued and outstanding	53,382	55,415	54,428	55,180
Diluted earnings per Class A common share	$0.09	$0.13	$1.07	$1.04
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,154	139	139	139
Service-based restricted stock units	1,230	108	1,177	204
Performance-based restricted stock units	734	829	616	771
Unvested Walmart restricted shares	109	434	189	514
Total	3,227	1,510	2,121	1,628

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
As of September 30, 2022 and December 31, 2021, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2022	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,258	$—	$9,258
Agency bond securities	—	191,575	—	191,575
Agency mortgage-backed securities	—	2,170,143	—	2,170,143
Municipal bonds	—	22,659	—	22,659
Asset-backed securities	—	161	—	161
Loans held for sale	—	—	4,108	4,108
Total assets	$—	$2,393,796	$4,108	$2,397,904

December 31, 2021
Assets
Investment securities:
Corporate bonds	$—	$9,973	$—	$9,973
Agency bond securities	—	221,596	—	221,596
Agency mortgage-backed securities	—	1,848,331	—	1,848,331
Municipal bonds	—	28,180	—	28,180
Asset-backed securities	—	7,421	—	7,421
Loans held for sale	—	—	5,148	5,148
Total assets	$—	$2,115,501	$5,148	$2,120,649

Liabilities
Contingent consideration	$—	$—	$1,347	$1,347
We based the fair value of our fixed income securities held as of September 30, 2022 and December 31, 2021 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2022 or 2021.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2022 and December 31, 2021 are presented in the table below.

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$20,600	$16,021	$19,270	$17,481

Financial Liabilities
Deposits	$3,476,643	$3,476,395	$3,286,889	$3,286,837

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 10 years, most of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $1.0 million for the three months ended September 30, 2022 and 2021, and $3.3 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

September 30, 2022

Cash paid for operating lease liabilities (in thousands)	$6,490
Weighted average remaining lease term (years)	3.40
Weighted average discount rate	4.9%
Maturities of our operating lease liabilities as of September 30, 2022 is as follows:

Operating Leases
(In thousands)
Remainder of 2022	$333
2023	3,973
2024	3,935
2025	1,288
2026	280
Thereafter	1,634
Total	11,443
Less: imputed interest	(2,354)
Total lease liabilities	$9,089
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion is scheduled to be heard on December 12, 2022. On February 18, 2020, a shareholder derivative suit and securities class action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed in United States District Court for the Central District of California, against us and certain of our officers and directors. The suit avers purported breach of fiduciary duty and unjust enrichment claims, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, on the basis of the same wrongdoing alleged in the first lawsuit described above. The suit does not define the purported class allegedly damaged. These cases have been related and, pursuant to a stipulated agreement between the parties, the Hellman suit is stayed pending resolution of any motions to dismiss in the Koffsman case reference above, after which time the parties will meet and confer on a case schedule, including the schedule for defendants to respond to the complaint. We have not yet responded to the complaints in these matters.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Walmart	19%	23%	20%	23%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Significant Retailer and Partner Concentration (continued)
In addition, approximately 35% and 23% of our total operating revenues for the three months ended September 30, 2022 and 2021, respectively, and 29% and 19% for the nine months ended September 30, 2022 and 2021, respectively, were generated from a single BaaS partner, but without a corresponding concentration to gross profit for the periods.
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
Our Corporate and Other segment primarily consists of net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of intersegment revenues and expenses, and unallocated corporate expenses, which include our fixed expenses such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent, utilities, and insurance. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges, and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Revenue	(In thousands)
Consumer Services	$135,763	$167,455	$445,479	$533,889
B2B Services	158,224	118,171	435,638	336,735
Money Movement Services	37,671	45,596	189,130	201,982
Corporate and Other	5,542	(2,298)	16,732	(5,939)
Total segment revenues	337,200	328,924	1,086,979	1,066,667
BaaS commissions and processing expenses	7,314	10,575	22,255	35,691
Other income	(766)	—	(2,100)	—
Total operating revenues	$343,748	$339,499	$1,107,134	$1,102,358
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Profit	(In thousands)
Consumer Services	$53,941	$60,084	$168,605	$169,401
B2B Services	22,396	18,501	67,435	54,208
Money Movement Services	14,669	18,718	106,280	105,724
Corporate and Other	(45,513)	(51,057)	(138,953)	(146,803)
Total segment profit	45,493	46,246	203,367	182,530

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	14,482	15,265	42,881	42,446
Stock based compensation and related employer taxes	10,871	11,579	31,810	37,205
Amortization of acquired intangible assets	5,664	6,944	17,845	20,831
Impairment charges	—	—	4,134	—
Legal settlement expenses	2,864	2,300	16,359	2,310
Other expense	847	1,328	4,042	5,120
Operating income	10,765	8,830	86,296	74,618
Interest expense, net	27	38	143	113
Other (expense) income, net	(4,249)	849	(9,057)	1,396
Income before income taxes	$6,489	$9,641	$77,096	$75,901

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
Our Chief Operating Decision Maker (our "CODM" who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of intersegment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to our 2021 Annual Report on Form 10-K "Part 1, Item 1. Business" for more detailed information about our operations and Note 19—Segment Information in the notes to the accompanying unaudited consolidated financial statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Total operating revenues	$343,748	$339,499	$4,249	1.3%	$1,107,134	$1,102,358	$4,776	0.4%
Total operating expenses	332,983	330,669	2,314	0.7%	1,020,838	1,027,740	(6,902)	(0.7)%
Net income	4,696	7,335	(2,639)	(36.0)%	58,328	58,003	325	0.6%
Refer to "Segment Results" for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2022 increased $4.2 million, or 1%, and $4.8 million, or 0.4%, respectively, over the prior year comparable periods. Net changes within each of these periods were driven by higher revenues in our B2B Services segment and higher net interest income in our Corporate and Other segment, partially offset by lower revenues earned from our Consumer Services and Money Movement Services segments.
Our deposit account programs within our Consumer Services and B2B Services segments have previously benefited from shifts in consumer behavior towards electronic payments throughout the COVID-19 pandemic, which created a higher demand and usage of our products and services. In part, this was driven by the economic stimulus funds and incremental unemployment benefits enacted by the U.S. federal government that were distributed to new and existing customers in 2021 as disclosed in our prior filings. No such economic stimulus packages have been enacted to date in 2022 and as a result, our key metrics have normalized, creating more challenging year-over-year comparisons. The timing and magnitude of these federal relief programs in the prior year, as well as our strategic decision to reduce marketing spend on GO2bank throughout this fiscal year due to higher than expected acquisition costs per account, have resulted in a decrease in our consolidated active accounts year-over-year by 19% as of September 30, 2022. These factors have also impacted gross dollar volume, which decreased 2% for the nine months ended September 30, 2022, and purchase volume, which decreased 12% and 24% for the three and nine months ended September 30, 2022, respectively, over the prior year comparable periods. Despite some of these macro environment trends, gross dollar value increased 14% for the three months ended September 30, 2022 driven by growth from certain BaaS partners. We expect our key performance indicators to moderate on a year-over-year basis as the effect of federal and state governmental actions continues to lessen.
In our Consumer Services segment, revenues decreased during the three and nine months ended September 30, 2022 by 19% and 17%, respectively, over the prior year comparable periods. Gross dollar volume, the number of active accounts, the number of direct deposit active accounts and purchase volume declined year-over-year for the three months ended September 30, 2022 by 19%, 26%, 20% and 17%, respectively. Gross dollar volume and purchase volume decreased by 29% and 26%, respectively, for the nine months ended September 30, 2022. We believe these decreases are attributable to several factors, including the timing of stimulus payments and other federal benefits received by our cardholders in 2021 as discussed above, and lower account acquisition from reduced marketing spend on GO2bank due to a higher than expected cost per account, as well as changes in consumer traffic within our retail locations. These factors had a corresponding impact on the amount of revenue we earn, such as monthly maintenance fees, ATM fees and interchange. These revenue declines in our Consumer Services segment were partially offset by the customer adoption of recent features, such as our optional overdraft protection program services made available to cardholders across our portfolios, and favorable decreases in the amount of cash back rewards on our legacy card programs due to changes in consumer behavioral trends and the estimated redemption amounts.
Within our B2B Services segment, revenues increased during the three and nine months ended September 30, 2022 by 34% and 29%, respectively, over the prior year comparable periods. Gross dollar volume grew overall during the three months ended September 30, 2022 by 37% year-over-year, while the number of active accounts and purchase volume decreased by 9% and 2%, respectively. For the nine months ended September 30, 2022, gross dollar volume increased by 22%, while purchase volume decreased by 18% over the prior year comparable periods. Overall, many of our BaaS partners within our B2B Services segment were impacted by similar trends seen in our Consumer Services segment; however, growth in gross dollar volume from certain programs resulted in a net increase in segment revenue due to higher program management service fees earned from BaaS partners, despite a lower number of active accounts and lower purchase volume.
Total Money Movement Services segment revenues for the three and nine months ended September 30, 2022 decreased by 17% and 6%, respectively, over the prior year comparable periods, driven primarily by a decrease in the number of cash transfers processed of 9% and 12%, respectively. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of fewer active accounts within our Consumer Services and B2B Services segments discussed above. Our tax processing revenues also decreased for the three months ended September 30, 2022 as a result of a timing shift in the number of tax refunds processed by the IRS during the comparable periods. For the nine months ended September 30, 2022, our tax processing revenues increased year-over-year, driven by a 20% increase in the number of tax refunds processed for the comparable periods.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, increased during the three and nine months ended September 30, 2022 by 217% and 150%, respectively. The increase in net interest income was attributable to the increase in the overall size of our investment securities portfolio, as well as an increase in short-term interest rates by the Federal Reserve, which have resulted in an increase in net interest income compared to the prior year.
Total operating expenses
Our total operating expenses for the three months ended September 30, 2022 increased $2.3 million, or 1%, and decreased by $6.9 million, or 1%, for the nine months ended September 30, 2022 year-over-year. The net changes in total operating expenses for the comparable periods was a result of several factors, including lower sales and marketing expenses principally due to a decrease in sales commissions from lower revenues on products subject to revenue-sharing agreements and reduced marketing spend associated with GO2bank, and lower compensation and benefits expenses principally due to lower employee stock-based compensation, accrued bonus compensation and third-party call center support costs within our Consumer Services and B2B Services segments, partially offset by an increase in processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs.
Our third-party call center support costs have decreased in part due to a decline in active accounts, but also as a result of our efforts to improve our customer service over the course of 2021. In 2021, we increased our third-party call center support costs to meet the increased demand in our customer service center in an effort to improve our customers' overall experience. Benefits from these improvements with our customers included reduced third-party call center costs throughout 2022.
During the three and nine months ended September 30, 2022, we have also continued to see meaningful improvements in overall transaction losses (a component within other general and administrative expenses) compared to the prior year period, in part as a result of decreases in gross dollar volume across the enterprise, but also from improvements in operational efficiencies to more effectively manage customer disputes and fraud. Although we have seen reduced costs associated with disputes and fraud, other general and administrative expenses in total have increased on a year to date basis as a result of a $13 million legal settlement earlier this year.
Income taxes
Our income tax expense for the nine months ended September 30, 2022 increased $0.9 million, or 5%, on a year-over-year basis. The increase in our income tax expense was primarily due to an increase in our taxable income and an increase in our effective tax rate. Our effective tax rate for the nine months ended September 30, 2022 was 24.3%, compared to 23.6% for the prior year period. The increase in our effective rate was primarily due to a decline in excess tax benefits from stock-based compensation, partially offset by a decrease in state income taxes expense and a reduction in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains a number of revisions to the IRC, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. These tax law changes have no immediate effect and we do not expect that they will have a material impact on our results of operations in future periods.
Outlook and Other Trends Affecting Our Business
We intend to continue to make growth-oriented investments and incur other expenditures that will benefit our long-term financial results. Our growth-oriented investments are focused on re-engaging in marketing initiatives in support of our GO2bank product and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. To support our efforts in building a modern banking platform, we expect our software license and hosting costs, a component of other general and administrative expenses, and salary and wage expenses, a component of compensation and benefits expenses to increase year-over-year for the remainder of 2022. In 2023, we expect to continue to incur duplicative costs associated with the implementation of our modern banking platform. Once the implementation is completed, we expect a portion of our processing expenses to reduce and have a favorable impact to our margins. In addition, we expect to invest in and incur additional expenses in connection with our anti-money laundering program, including improvements to our compliance controls, policies and procedures for the remainder of 2022 and throughout 2023.
During the second quarter of 2022, we announced contract renewal negotiations, but after extensive negotiations, could not agree upon terms that would best serve the long-term interests of both us and our partners. These non-renewals have had only a modest impact on our key metrics and financial results during the third quarter of 2022, and we do not expect the impact to change during the fourth quarter of 2022. However, we expect these non-renewals to negatively impact our key metrics and financial results in our Consumer Services and B2B segments in 2023.
In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020, which in recent years has impacted the yields on our cash and investment balances. Over the past year, the Federal Reserve has announced several increases in the federal funds rate, resulting in a range currently of 3.75% to 4.00%. It is widely expected that the Federal Reserve will continue to increase interest rates until the effects of economic inflation are abated. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue). Meanwhile, yields on our investment portfolio increase but at a slower rate as securities mature and proceeds are reinvested. As a result, despite an environment of rising interest rates, the net effect on our consolidated financial statements will be lesser in magnitude.
Based on the overall macro-economic environment, interest rates, our commitment to making growth-oriented investments and the timing of the related expense savings from our technology transformation, the non-renewals in our Consumer Services and B2B segments, and trends occurring within our retail channel in our Consumer Services segment, we believe our consolidated operating profit will decline year-over-year in fiscal year 2023.
Further, the duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to the COVID-19 pandemic.
Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In millions, except percentages)
Gross Dollar Volume	$18,682	$16,404	$2,278	13.9%	$53,474	$54,469	$(995)	(1.8)%
Number of Active Accounts*	4.33	5.37	(1.04)	(19.4)%	n/a	n/a	n/a	n/a
Purchase Volume	$6,443	$7,356	$(913)	(12.4)%	$20,395	$26,671	$(6,276)	(23.5)%
Cash Transfers	9.16	10.05	(0.89)	(8.9)%	27.03	30.56	(3.53)	(11.6)%
Tax Refunds Processed	0.28	0.43	(0.15)	(34.9)%	14.37	12.02	2.35	19.6%
* Represents the number of active accounts as of September 30, 2022 and 2021, respectively.
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

Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. As discussed above, while the recently enacted IRA includes a number of revisions to the IRC, these tax law revisions have no immediate effect and we do not expect that they will have a material impact on our results of operations going forward.
Critical Accounting Estimates
Reference is made to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Three-Month Periods Ended September 30, 2022 and 2021
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended September 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$219,577	63.9%	$202,482	59.6%
Cash processing revenues	41,318	12.0	47,516	14.0
Interchange revenues	71,407	20.8	85,888	25.3
Interest income, net	11,446	3.3	3,613	1.1
Total operating revenues	$343,748	100.0%	$339,499	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $219.6 million for the three months ended September 30, 2022, an increase of $17.1 million, or 8.4%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from BaaS partners. In addition, card revenues and other fees also increased due to customer adoption of optional features launched on our card programs, such as our overdraft protection program, as well as a favorable decrease in the estimated accrual of cash back rewards, which we record as a reduction to revenue. Our estimate of cash back rewards varies based on multiple factors including the terms and conditions of the cash back program currently in effect, customer activity and customer redemption rates. These increases were partially offset by decreases in cardholder fees, such as monthly maintenance fees and ATM fees for the reasons discussed above in our "Overview."
Cash Processing Revenues — Cash processing revenues totaled $41.3 million for the three months ended September 30, 2022, a decrease of $6.2 million, or 13%, from the comparable prior year period. The decrease is primarily due to the decline in the number of cash transfers processed as a result of fewer active accounts within our Consumer Services and B2B Services segments, and lower overall tax processing revenues.
Interchange Revenues — Interchange revenues totaled $71.4 million for the three months ended September 30, 2022, a decrease of $14.5 million, or 17%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume during the three months ended September 30, 2022, as well as a lower effective interchange rate earned for the comparable periods. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors. The effective interchange rate earned on purchase volume also declined year-over-year as a result of a higher concentration in customer spend to merchant categories that carry a lower interchange rate (e.g., necessity goods such as fuel and groceries).
Interest Income, net — Net interest income totaled $11.4 million for the three months ended September 30, 2022, an increase of $7.8 million, or 217%, from the comparable prior year period. The increase in net interest income earned was the result of an increase in the size of our investment securities portfolio, funded primarily from the use of our cardholder deposit account programs. In addition, the Federal Reserve has instituted several increases in interest rates in 2022 to manage the effects of recent economic inflation, which has also increased the amount of interest income we earn on our deposits and recent investments.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$66,996	19.5%	$84,002	24.7%
Compensation and benefits expenses	61,868	18.0	65,045	19.2
Processing expenses	125,261	36.4	95,731	28.2
Other general and administrative expenses	78,858	22.9	85,891	25.3
Total operating expenses	$332,983	96.8%	$330,669	97.4%
Sales and Marketing Expenses — Sales and marketing expenses totaled $67.0 million for the three months ended September 30, 2022, a decrease of $17.0 million, or 20% from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to revenue-sharing agreements and lower supply chain expenses, which consists of debit card plastics and related materials, as a result of a lower number of active accounts for the comparable periods. In addition, our marketing expenses decreased as a result of our strategic decision to reduce marketing spend on GO2bank due to higher than expected acquisition costs per account.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $61.9 million for the three months ended September 30, 2022, a decrease of $3.1 million or 5% from the comparable prior year period. The decrease was primarily driven by a reduction in third-party call center support costs due to a decline in active accounts and our efforts to improve customer service over the course of 2021. In addition, accrued bonus compensation and employee stock-based compensation decreased driven by fluctuations in the expected achievement of certain performance targets. These decreases were partially offset by an increase in salary and wage expenses and related benefits as a result of our growth-oriented investments discussed above in our "Overview."
Processing Expenses — Processing expenses totaled $125.3 million for the three months ended September 30, 2022, an increase of $29.6 million or 31% from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $78.9 million for the three months ended September 30, 2022, a decrease of $7.0 million or 8%, from the comparable prior year period. The decrease in other general and administrative expenses was primarily due to a decrease in transaction losses as a result of lower incoming dispute volume and improvements in operational efficiencies over how we manage customer disputes and fraud, as well as lower professional services expense and amortization of intangible assets.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended September 30,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.7	(1.4)
General business credits	(3.8)	(2.0)
Employee stock-based compensation	10.4	0.2
IRC 162(m) limitation	(1.2)	6.2
Banked owned life insurance	(1.5)	—
Nondeductible expenses	1.3	0.1
Other	(1.3)	(0.2)
Effective tax rate	27.6%	23.9%

Our income tax expense totaled $1.8 million for the three months ended September 30, 2022, a decrease of $0.5 million or 22% from the prior year comparable period, primarily due to a decrease in taxable income and our effective tax rate. The increase in our effective tax rate for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily due to a decline in excess tax benefits from stock-based compensation and an increase in state income taxes expense, net of federal benefits. These increases were partially offset by the impact of general business credits and a reduction in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Nine-Month Periods Ended September 30, 2022 and 2021
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$650,979	58.8%	$586,431	53.2%
Cash processing revenues	198,813	18.0	205,256	18.6
Interchange revenues	226,301	20.4	298,229	27.1
Interest income, net	31,041	2.8	12,442	1.1
Total operating revenues	$1,107,134	100.0%	$1,102,358	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $651.0 million for the nine months ended September 30, 2022, an increase of $64.6 million, or 11%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2022 and 2021—Operating Revenues—Card Revenues and Other Fees."
Cash Processing Revenues — Cash processing revenues totaled $198.8 million for the nine months ended September 30, 2022, a decrease of $6.5 million, or 3% from the comparable prior year period. Cash processing revenues decreased as a result of a decline in the number of cash transfers processed due to lower active accounts within our Consumer Services and B2B Services segments, partially offset by an increase in the number of tax refunds processed.
Interchange Revenues — Interchange revenues totaled $226.3 million for the nine months ended September 30, 2022, a decrease of $71.9 million, or 24%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume during the nine months ended September 30, 2022.
Interest Income, net — Net interest income totaled $31.0 million for the nine months ended September 30, 2022, an increase of $18.6 million, or 150%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2022 and 2021—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$227,898	20.6%	$299,412	27.2%
Compensation and benefits expenses	185,743	16.8	199,996	18.1
Processing expenses	349,741	31.6	287,716	26.1
Other general and administrative expenses	257,456	23.3	240,616	21.8
Total operating expenses	$1,020,838	92.3%	$1,027,740	93.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $227.9 million for the nine months ended September 30, 2022, a decrease of $71.5 million, or 24% from the comparable prior year period. This decrease was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2022 and 2021—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $185.7 million for the nine months ended September 30, 2022, a decrease of $14.3 million or 7% from the comparable prior year period. This decrease was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2022 and 2021—Operating Expenses—Compensation and Benefits Expenses."
Processing Expenses — Processing expenses totaled $349.7 million for the nine months ended September 30, 2022, an increase of $62.0 million or 22% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2022 and 2021—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $257.5 million for the nine months ended September 30, 2022, an increase of $16.9 million or 7%, from the comparable prior year period. This increase was primarily due to the $13 million legal settlement earlier in the year, as well as higher software license expenses as a result of our investments in our modern banking platform and higher impairment charges associated with certain capitalized internal-use software. These increases were partially offset by lower telephone and communication expenses as a result of decreases in third-party call center support, lower transaction losses as a result of lower incoming dispute volume and improvements in operational efficiencies over how we manage customer disputes and fraud, and lower amortization of intangible assets.

Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3	0.8
General business credits	(1.9)	(1.9)
Employee stock-based compensation	2.4	(2.5)
IRC 162(m) limitation	2.0	6.4
Nondeductible expenses	0.5	0.1
Other	(1.0)	(0.3)
Effective tax rate	24.3%	23.6%
Our income tax expense totaled $18.8 million for the nine months ended September 30, 2022, an increase of $0.9 million or 5% from the prior year comparable period, primarily due to an increase in taxable income and our effective tax rate. The increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to a decline in excess tax benefits from stock-based compensation and an increase in state income taxes expense, net of federal benefits. These increases were partially offset by the impact of general business credits and a reduction in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$135,763	$167,455	$(31,692)	(18.9)%	$445,479	$533,889	$(88,410)	(16.6)%
Segment expenses	81,822	107,371	(25,549)	(23.8)%	276,874	364,488	(87,614)	(24.0)%
Segment profit	$53,941	$60,084	$(6,143)	(10.2)%	$168,605	$169,401	$(796)	(0.5)%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$5,495	$6,811	$(1,316)	(19.3)%	$17,831	$25,155	$(7,324)	(29.1)%
Active Accounts*	2.51	3.38	(0.87)	(25.7)%	n/a	n/a	n/a	n/a
Direct Deposit Active Accounts*	0.66	0.83	(0.17)	(20.5)%	n/a	n/a	n/a	n/a
Purchase Volume	$4,302	$5,166	$(864)	(16.7)%	$13,907	$18,759	$(4,852)	(25.9)%
* Represents number of active and direct deposit active accounts as of September 30, 2022 and 2021, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2022			2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$5,495	$5,715	$6,621	$6,300	$6,811	$8,188	$10,156
Number of active accounts	2.51	2.78	3.04	3.10	3.38	3.97	4.07
Direct deposit active accounts	0.66	0.67	0.69	0.76	0.83	0.92	0.97
Purchase volume	$4,302	$4,588	$5,017	$4,881	$5,166	$6,455	$7,138

Segment revenues within Consumer Services for the three and nine months ended September 30, 2022 decreased $31.7 million, or 19%, and $88.4 million, or 17%, respectively, compared to the prior year comparable periods, while our segment expenses for the three and nine months ended September 30, 2022 decreased $25.5 million, or 24%, and $87.6 million, or 24%, respectively.
Our gross dollar volume, purchase volume, total number of active accounts and direct deposit active accounts decreased during the three months ended September 30, 2022 by 19%, 17%, 26% and 20%, respectively, from the comparable prior year period primarily due to the timing of stimulus payments and other federal benefits received by our cardholders in 2021. No such economic stimulus packages have been enacted to date in 2022. In addition, we have reduced marketing spend on GO2bank due to a higher than expected cost per account and observed changes in consumer traffic within our retail locations, both of which have negatively impacted account acquisition. For similar reasons, gross dollar volume and purchase volume decreased for the nine months ended September 30, 2022 from the prior year comparable period.
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
Consumer Services expenses decreased for the three and nine months ended September 30, 2022 from the comparable prior year period due to several factors, including a decrease in sales commissions from lower revenues on products subject to revenue-sharing agreements, a decrease in third-party call center support costs in part due to a decline in active accounts, but also as a result of our efforts to improve our customer service over the course of 2021, a decrease in transactions losses due to lower gross dollar volume and improvement in loss rates, and a decrease in marketing and supply chain expenses in connection with GO2bank. As a result, our segment profit decreased for the three and nine months ended September 30, 2022 by 10% and 0.5%, respectively.
B2B Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$158,224	$118,171	$40,053	33.9%	$435,638	$336,735	$98,903	29.4%
Segment expenses	135,828	99,670	36,158	36.3%	368,203	282,527	85,676	30.3%
Segment profit	$22,396	$18,501	$3,895	21.1%	$67,435	$54,208	$13,227	24.4%

Key Metrics	(In millions, except percentages)
Gross Dollar Volume	$13,187	$9,593	$3,594	37.5%	$35,643	$29,314	$6,329	21.6%
Active Accounts*	1.82	1.99	(0.17)	(8.5)%	n/a	n/a	n/a	n/a
Purchase Volume	$2,141	$2,190	$(49)	(2.2)%	$6,488	$7,912	$(1,424)	(18.0)%
* Represents number of active accounts as of September 30, 2022 and 2021, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2022			2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$13,187	$11,641	$10,815	$10,053	$9,593	$9,211	$10,510
Number of active accounts	1.82	1.83	1.89	1.97	1.99	2.06	2.28
Purchase volume	$2,141	$2,172	$2,175	$2,184	$2,190	$2,415	$3,307
Segment revenues within our B2B Services for the three and nine months ended September 30, 2022 increased $40.1 million, or 34%, and $98.9 million, or 29%, respectively, compared to the prior year periods, while our segment expenses for the three and nine months ended September 30, 2022 increased $36.2 million, or 36% and $85.7 million, or 30%, respectively.

Our total gross dollar volume during the three and nine months ended September 30, 2022 increased 37% and 22% respectively, from the comparable prior year periods as we continued to experience organic growth from both new and existing users in certain BaaS programs as the demand for digital payments remains prevalent. Total gross dollar volume increased despite the number of active accounts decreasing within this segment by 9% year-over-year, which is attributable to growth in certain BaaS programs that tend to yield higher gross dollar volume per active user. Purchase volume decreased for the three and nine months ended September 30, 2022 by approximately 2% and 18% respectively, from the comparable prior year periods.
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
B2B Services expenses increased for the three and nine months ended September 30, 2022 from the comparable prior year period, principally due to higher processing expenses with the growth of certain BaaS account programs and higher overall transaction losses as a result of the increase in gross dollar volume.
This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.
Money Movement Services

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$37,671	$45,596	$(7,925)	(17.4)%	$189,130	$201,982	$(12,852)	(6.4)%
Segment expenses	23,002	26,878	(3,876)	(14.4)%	82,850	96,258	(13,408)	(13.9)%
Segment profit	$14,669	$18,718	$(4,049)	(21.6)%	$106,280	$105,724	$556	0.5%

Key Metrics	(In millions, except percentages)
Cash Transfers	9.16	10.05	(0.89)	(8.9)%	27.03	30.56	(3.53)	(11.6)%
Tax Refunds Processed	0.28	0.43	(0.15)	(34.9)%	14.37	12.02	2.35	19.6%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2022			2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	9.16	9.00	8.87	9.95	10.05	10.19	10.32
Number of tax refunds processed	0.28	4.48	9.61	0.12	0.43	4.15	7.44
Segment revenues within our Money Movement services for the three and nine months ended September 30, 2022 decreased $7.9 million, or 17%, and $12.9 million, or 6%, respectively, from the comparable prior year periods, and segment expenses for the three and nine months ended September 30, 2022 decreased $3.9 million, or 14%, and $13.4 million, or 14%, respectively.
The decrease in segment revenues for the three and nine months ended September 30, 2022 was driven primarily by a lower number of cash transfers processed, which decreased by 9% and 12%, respectively, from the prior year comparable periods. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of lower active accounts within our Consumer Services and B2B Services segments discussed above. Our tax processing revenues also decreased for the three months ended September 30, 2022 as a result of a timing shift in the number of tax refunds processed during the prior year comparable period.
Segment revenues for the nine months ended September 30, 2022 also decreased from the prior year comparable period as a result of lower cash transfers, partially offset by the number of tax refunds processed. The decrease in cash transfers was for the same reasons discussed above. For the nine months ended September 30,

2022, our tax processing revenues increased primarily as a result of a 20% increase in the number of tax refunds processed.
Segment expenses decreased during the three and nine months ended September 30, 2022, primarily due to a decrease in sales commissions from lower cash transfer revenues and lower third-party costs in support of our tax refund processing services.
Corporate and Other

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and intersegment eliminations	$5,542	$(2,298)	$7,840	(341.2)%	$16,732	$(5,939)	$22,671	(381.7)%
Unallocated corporate expenses and intersegment eliminations	51,055	48,759	2,296	4.7%	155,685	140,864	14,821	10.5%
Total	$(45,513)	$(51,057)	$5,544	(10.9)%	$(138,953)	$(146,803)	$7,850	(5.3)%
Revenues within Corporate and Other are comprised of net interest income, other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue) and eliminations of intersegment revenues. Unallocated corporate expenses include our fixed expenses such as salaries, wages and related benefits for our employees, professional service fees, software licenses, telephone and communication costs, rent, utilities, insurance and eliminations of intersegment expenses. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 19— Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Net interest income increased year-over-year for the three and nine months ended September 30, 2022 as a result of an increase in the size of our investment securities portfolio and recent increases in interest rates by the Federal Reserve. This increase was partially offset by a portion of the interest we share with certain BaaS partners.
Unallocated corporate expenses for the three and nine months ended September 30, 2022 increased year-over-year by approximately 5% and 11%, respectively, as a result of higher salaries and wages, professional services expenses and software licenses, each in support of our investments to build a modern and scalable core banking and card management platform, as well as other growth initiatives.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Total cash provided by (used in)
Operating activities	$252,081	$147,234
Investing activities	(828,108)	(399,655)
Financing activities	69,459	564,696
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(506,568)	$312,275
For the nine months ended September 30, 2022 and 2021, we financed our operations primarily through our cash flows generated from operations. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of September 30, 2022, our primary source of liquidity was unrestricted cash and cash equivalents totaling $813.2 million. We also consider our $2.4 billion of available-for-sale investment securities to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $252.1 million of net cash provided by operating activities during the nine months ended September 30, 2022 was the result of $58.3 million of net income, adjusted for certain non-cash operating items of $141.1 million and increases in net changes in our working capital assets and liabilities of $52.7 million. Our $147.2 million of net cash provided by operating activities during the nine months ended September 30, 2021 was the result of $58.0 million of net income, adjusted for certain non-cash operating items of $134.5 million and decreases in net changes in our working capital assets and liabilities of $45.2 million.
Cash Flows from Investing Activities
Our $828.1 million of net cash used in investing activities during the nine months ended September 30, 2022 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $673.6 million, the purchase of other bank investments of $31.9 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $60.6 million. Our $399.7 million of net cash used in investing activities during the nine months ended September 30, 2021 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $243.4 million, the purchase of bank-owned life insurance policies of $55.0 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $39.6 million.
Cash Flows from Financing Activities
Our $69.5 million of net cash provided from financing activities during the nine months ended September 30, 2022 was principally the result of a net increase in customer deposits of $182.7 million, partially offset by a decrease of $36.3 million in obligations to customers and share repurchases of our Class A common stock of $74.1 million. We also borrowed and have repaid $50.0 million on our revolving line of credit during the nine months ended September 30, 2022. Our $564.7 million of net cash provided from financing activities during the nine months ended September 30, 2021 was principally the result of a net increase in customer deposits of $221.0 million and a net increase of $351.8 million in obligations to customers.
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
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At September 30, 2022, we were in compliance with all such covenants.
Material Cash Requirements
While the effect of COVID-19 and other world events has created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and invest in property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of the COVID-19 pandemic. We intend to continue to invest in new products and programs, including GO2bank, new features for our existing products and IT infrastructure such as our core banking and card management systems in order to scale and operate effectively to meet our strategic objectives. While these capital expenditures will exceed the amount of our capital expenditures in 2021, we expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
As of September 30, 2022 and December 31, 2021, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since September 30, 2022 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$665,457	16.5%	4.0%	n/a
Common equity Tier 1 capital	$665,457	43.5%	4.5%	n/a
Tier 1 capital	$665,457	43.5%	6.0%	6.0%
Total risk-based capital	$678,852	44.3%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$348,400	8.7%	4.0%	5.0%
Common equity Tier 1 capital	$348,400	30.4%	4.5%	6.5%
Tier 1 capital	$348,400	30.4%	6.0%	8.0%
Total risk-based capital	$356,006	31.0%	8.0%	10.0%

	December 31, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$637,338	15.9%	4.0%	n/a
Common equity Tier 1 capital	$637,338	54.0%	4.5%	n/a
Tier 1 capital	$637,338	54.0%	6.0%	6.0%
Total risk-based capital	$648,038	54.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$329,162	9.1%	4.0%	5.0%
Common equity Tier 1 capital	$329,162	40.7%	4.5%	6.5%
Tier 1 capital	$329,162	40.7%	6.0%	8.0%
Total risk-based capital	$336,461	41.6%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. This portfolio is price sensitive to rate changes, which can impact the associated unrealized gain or loss. However, we have the ability and intent to hold these instruments until the securities recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") again increased the federal funds target rate in September 2022 to a range of 3.75%-4.00%, which will continue to impact the amount of net interest income we earn. While it is expected that the FOMC may continue to increase interest rates until the effects of economic inflation are abated, it is uncertain when or how many times interest rates will be increased. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of BaaS partner management fees, a component of cardholder and other fees). As a result, despite an environment of rising interest rates, the net effect on our consolidated financial statements will be lesser in magnitude.
As of September 30, 2022, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of September 30, 2022, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Our exposure to credit risk associated with settlement assets is mitigated due to the short time period, currently an average of two days that settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor, third-party payment processors and other partners. We monitor each partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring partner exposure and assigning credit limits and reports regularly to the risk committee of our Board of Directors. We continue to monitor our exposure to credit risk with our retail distributors and other business partners in light of the current economic environment.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that we have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Despite widespread vaccination efforts as well as dropping infection and hospitalization rates in the United States, COVID-19 could still have an adverse impact on our business as the duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rates of the virus and variants of the virus, the effectiveness of COVID-19 vaccines against such variants, the extent and effectiveness of future containment and mitigation efforts, including vaccination programs and mandates, the type of stimulus measures and other policy responses that the U.S. government or regulators may further adopt, including interest rate increases, if any, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors. Governmental actions such as the American Rescue Plan of 2021 helped mitigate the effects of COVID-19 on our business in 2021 but have since expired, and our income has and could continue to be impacted as a result.
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
A significant portion of our operating revenues are derived from the products and services sold at our largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart were approximately 19.0% and 20% for the three and nine months ended September 30, 2022, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic and rising inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners, third-party processors or other major consumers could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners, third-party processors and consumers.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, significant BaaS partners, third-party processors or consumers on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. For example, during the three months ended June 30, 2022, we and several business partners failed to reach an agreement on the renewal of their agreements with us, and we are also involved in litigation with Uber arising from a dispute over their obligations under our agreements with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors, significant BaaS partners, third-party processors or consumers renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other partners that collect funds and fees from our customers on our behalf. Our retail distributors and partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. The remittance of these funds by the retail distributor or partner takes on average two business days. If a retail distributor or partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2022, we had assets subject to settlement risk of $409.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
We have significantly expanded our software development operations in Shanghai, China over the past several years. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, outbreaks of disease, such as the COVID-19 pandemic, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services, which could materially and adversely affect our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2022, interchange revenues represented 21% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us and Green Dot Bank are exempt from the limitations imposed by the Dodd-Frank Act, there can be no assurance that future regulation, such as the recently proposed bipartisan legislation called the Credit Card Competition Act of 2022 or other legislation, or changes by the payment networks will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
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
Our ability to manage and grow our business will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. We may experience difficulty in managing transitions and assimilating newly-hired personnel, and if we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Further, in 2021 and into 2022, the labor market in the U.S. experienced significant increases in workers leaving their positions (often referred to as the “Great Resignation”), which made the market to replace these individuals competitive and resulted in significant wage inflation in response to labor shortages. During the Great Resignation we have faced and may continue to face increased challenges of employee attraction and retention.
Acquisitions or investments, or the failure to consummate such transactions, could disrupt our business and harm our financial condition.
We have in the past acquired, and we expect to acquire in the future, other businesses and technologies. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. Failure to complete an acquisition could adversely affect our business as we could be required to pay a termination fee under certain circumstances or be subject to litigation, and our stock price may also suffer as the failure to consummate such an acquisition may result in negative perception in the investment community.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $449.7 million as of September 30, 2022. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of issuer purchases of equity securities during the quarter ended September 30, 2022 (in thousands, except per share amounts). See Note 11 — Stockholders Equity of our notes to our consolidated financial statements for information regarding our stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	385	$25.81	385	$46,010
August 1, 2022 - August 31, 2022	424	23.88	424	35,887
September 1, 2022 - September 30, 2022	500	19.88	500	25,953
Total	1,309	$22.92	1,309	$25,953
After giving effect to our share repurchases during the three months ended September 30, 2022, the remaining amount available under the current authorization totaled $26.0 million with no expiration date.
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

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

31.1	Certification of George Gresham, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Gresham, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	November 9, 2022	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)