Form 10-K
period 2022-12-31
GREEN DOT CORP
filed 2023-03-01
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $839.9 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 51,719,934 shares of Class A common stock, par value $0.001 per share, as of January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GREEN DOT CORPORATION

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the continuing impacts of the coronavirus ("COVID-19") pandemic, increasing inflation and interest rates and other macroeconomic impacts on our business, results of operations and financial condition and our and the U.S. government’s response to such events, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our deposit account programs are generally issued by Green Dot Bank. We also manage programs issued by third-party issuing banks as a result of several acquisitions we have made over the past few years. Throughout our history, we have offered several branded deposit programs through our various channels, however, beginning in 2021 we have focused our consumer deposit account programs on our flagship product, GO2bank, offering consumers simple and accessible mobile banking designed to help improve financial health over time. GO2bank offers features such as consumer friendly overdraft protection, high-value rewards, high-interest savings, and opportunities to establish, build, and track credit, regardless of credit history.
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
Consumer Services
Our Consumer Services segment consists of revenues and expenses derived from deposit account programs, such as consumer checking accounts, prepaid cards, secured credit cards, and gift cards that we offer to consumers (i) through distribution arrangements with more than 90,000 retail locations and thousands of neighborhood Financial Service Center locations (the "Retail channel"), and (ii) directly through various marketing channels, such as online search engine optimization, online displays, direct mail campaigns, mobile advertising, and affiliate referral programs (the "Direct channel").
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
B2B Services
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with some of the United States' most prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS channel"), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer channel"), to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our Simply Paid Disbursements services utilized by our partners.
In our BaaS channel, our partners make our banking products and services available to their consumers, partners and workforce through integration with our banking platform, and in doing so, our addressable market expands to a broader spectrum of consumers as well as small businesses. Our banking platform includes an integrated bank, full program management services and enterprise-grade technology. Some of our largest customers include Apple, Inc., Intuit, Inc., and Amazon.com, Inc., amongst others.
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
We market our tax related financial services through a network of tax preparation franchises, independent tax professionals and online tax preparation providers, which are sometimes referred to as electronic return originators, or “EROs.” We also offer these consumers the option to deposit their tax refund proceeds onto one of our debit account products, which further expands the reach of our deposit account programs.
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
Our Relationship with Walmart
Walmart, Inc. ("Walmart") is our largest retail distributor. We are the provider of the Walmart MoneyCard product sold at Walmart, and Green Dot Bank is the issuer of those card accounts. As the issuing bank, Green Dot Bank holds the associated Federal Deposit Insurance Corporation ("FDIC") insured deposits. Pursuant to our agreement with Walmart, we design and deliver the Walmart MoneyCard product and provide all ongoing program support, including network IT, regulatory and legal compliance, website functionality, customer service and loss management. In addition to Walmart MoneyCard products, we offer our Green Dot-branded and GO2bank deposit account products at Walmart, providing consumers the choice to purchase either Green Dot-branded products or Walmart MoneyCard products. We are also the provider of certain Walmart-branded open loop gift cards. Walmart provides us with shelf space to display and offer the deposit accounts to consumers. All Walmart MoneyCard products are reloadable exclusively on the Green Dot Network. Additionally, Walmart enables cash transfer services for our deposit account programs and third-party programs through the Green Dot Network.
Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 21%, 24%, and 27% of our total operating revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Regulation and Supervision
General
Our business is highly regulated under federal and state laws. We and our subsidiaries are subject to supervision, regulation and examination by various federal and state regulators, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Utah Department of Financial Institutions (the “Utah DFI”), and various other state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the FDIC’s Deposit Insurance Fund (the “DIF”), the U.S. banking and financial system, and financial markets as a whole, and not for the protection of our stockholders or creditors.
Banking statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, federal and state bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to Green Dot Corporation and its subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material adverse effect on our business.
Both the scope of the laws and regulations and the intensity of the supervision to which bank holding companies such as Green Dot Corporation are subject increased in response to the global financial crisis of 2008, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision.
We are also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act both as administered by the Securities and Exchange Commission ("SEC"), as well as the rules of the New York Stock Exchange ("NYSE") that apply to companies with securities listed on the NYSE.
The following discussion describes certain elements of the comprehensive regulatory framework applicable to us. This discussion is not intended to describe all laws and regulations applicable to Green Dot Corporation, Green

Dot Bank and our other subsidiaries and is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.
Regulatory Agencies
We are a bank holding company (a “BHC”) registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a BHC, Green Dot Corporation is subject to the requirements of the BHC Act as well as supervision, regulation and examination by the Federal Reserve, which serves as the primary federal banking regulator of our consolidated organization.
As an FDIC-insured commercial bank that is chartered under the laws of Utah and a member of the Federal Reserve System, Green Dot Bank and its subsidiaries are subject to regulation, supervision and examination by the FDIC, Federal Reserve and the Utah DFI.
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
Permissible Activities for Green Dot Corporation as a Financial Holding Company
In general, the BHC Act limits the business of BHCs to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. Under the BHC Act, BHCs that have qualified and elected to be treated as a financial holding company (an “FHC”) generally may engage in a broader range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A BHC qualifies to become an FHC if it and its subsidiary depository institutions are “well capitalized” and “well managed” and its subsidiary depository institutions have a rating under the Community Reinvestment Act (the “CRA”) of at least “Satisfactory” at their most recent examination. We have qualified and elected to be an FHC under the BHC Act, although all the activities we currently conduct are permissible for a BHC as well as for an FHC.
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
Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things, prohibit unsafe or unsound practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, terminate deposit insurance, and appoint a conservator or receiver.
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
Bank and BHC Acquisitions and Mergers
The BHC Act, the Federal Deposit Insurance Act, as amended (the "Bank Merger Act"), Utah’s Financial Institutions Act and other federal and state statutes regulate acquisitions of banks and other FDIC-insured depository institutions. Green Dot Corporation must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or BHC, if after such acquisition, it will directly or indirectly own or control 5% or more of any class of voting shares of the institution, (ii) acquiring all or substantially all of the assets of any bank (other than directly through Green Dot Bank) or (iii) merging or consolidating with any other BHC. Under the Bank Merger Act, the prior approval of the Federal Reserve is required for Green Dot Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the CRA, the applicant's compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.
Acquisitions of Ownership of Green Dot Corporation
The ability of a third party to acquire our stock is also limited under applicable U.S. banking laws, including regulatory approval requirements.
Federal Banking Law. The BHC Act requires any BHC to obtain the approval of the Federal Reserve before acquiring, directly or indirectly, more than 5% of our outstanding common stock. Any “company,” as defined in the BHC Act, other than a BHC is required to obtain the approval of the Federal Reserve before acquiring "control" of us. "Control" generally means (i) the ownership or control of 25% or more of a class of voting securities, (ii) the ability to elect a majority of the directors or (iii) the ability to otherwise exercise a controlling influence over management and policies. An entity that controls us for purposes of the BHC Act is subject to regulation and supervision as a BHC under the BHC Act. In addition, under the Change in Bank Control Act of 1978, as amended (the “CIBC Act”), and the Federal Reserve’s regulations thereunder, any person, either individually or acting through or in concert with one or more persons, is required to provide notice to the Federal Reserve prior to acquiring control, directly or indirectly, of a BHC such as Green Dot Corporation.
For purposes of the BHC Act and the CIBC Act, a rebuttable presumption of control applies to acquisitions of more than 10% of any class of a BHC’s voting stock under certain circumstances, including if, as is the case with Green Dot Corporation, the issuer has registered securities under Section 12 of the Exchange Act.
The BHC Act prohibits any entity from acquiring 25% (as noted above, the BHC Act has a lower limit for acquirers that are existing BHCs) or more of a BHC’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a BHC or bank without the prior approval of the Federal Reserve. The Federal Reserve has rule-based standards for determining whether one company has control over another. These rules established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the Federal Reserve’s rules, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
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
As of December 31, 2022, our and Green Dot Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that Green Dot Corporation and Green Dot Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer (to the extent the buffer is applicable), on a fully phased-in basis.
FDICIA and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory agencies to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet certain capital adequacy standards. FDICIA establishes five capital categories ("well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized"), with a depository institution’s categorization for purposes of the prompt corrective action provisions depending upon its level of capitalization and certain other factors. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a BHC may be required to guarantee the performance of an undercapitalized subsidiary bank’s capital restoration plan.
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
Dividend and Share Repurchase Restrictions
Green Dot Corporation is a legal entity separate and distinct from Green Dot Bank and its other subsidiaries. There are limitations on capital distributions by BHC's and banks, such as certain cash dividends, payments to repurchase or otherwise acquire shares, and other distributions charged against capital. These limitations apply to the payment of dividends by Green Dot Bank to Green Dot Corporation, as well as by Green Dot Corporation to its shareholders, under applicable banking laws and regulations.
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
In addition, Federal Reserve policy provides that BHC, such as Green Dot Corporation, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition; and (iii) the organization will continue to meet minimum capital adequacy ratios. The policy also provides that a BHC should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the BHC’s capital structure. BHCs are also required to consult with the Federal Reserve before materially increasing dividends and must receive approval before redeeming or repurchasing capital instruments. In addition, the Federal Reserve could prohibit or limit the payment of dividends by a BHC if it determines that payment of the dividend would constitute an unsafe or unsound practice.
As a Delaware corporation, Green Dot Corporation is also subject to certain limitations and restrictions under Delaware corporate law with respect to payment of dividends and other distributions.
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
Under the FDICIA's "prompt corrective action" provisions, if Green Dot Bank were undercapitalized then, the regulators could require Green Dot Corporation to guarantee a capital restoration plan. In addition, if the Federal Reserve believes that Green Dot Corporation's activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of Green Dot Bank, then the Federal Reserve could require Green Dot Bank to terminate the activities, liquidate the assets or divest the affiliates.
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
Community Reinvestment Act
Under the CRA, an insured depository institution, such as Green Dot Bank, has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for insured depository institutions, nor does it limit an insured depository institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, insured depository institutions are rated on their performance in meeting the needs of their communities.

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
The federal banking agencies have indicated their support for revising the CRA regulatory framework. On September 21, 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking to modernize the regulations that implement the CRA, and the public comment period ended on February 16, 2021. The Federal Reserve Board, along with the FDIC and the Office of the Comptroller of the Currency, issued a Notice of Proposed Rulemaking (“NPR”) on May 5, 2022. The deadline for submitting comments on the NPR was August 5, 2022. We cannot predict whether any changes will be made to applicable CRA requirements, and what impact any such changes will have on our CRA strategic plan.
Insurance of Deposit Accounts
The deposits of Green Dot Bank are insured by the DIF up to the standard maximum deposit insurance amount of $250,000 per depositor. Green Dot Bank is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. Brokered deposits are subject to an assessment rate adjustment of up to 10 basis points, and therefore are generally assessed at a higher rate. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules for all FDIC-insured institutions by two basis points, beginning the first quarterly assessment period of 2023. There is a risk that Green Dot Bank’s deposit insurance premiums will further increase if failures of insured depository institutions deplete the DIF or if the FDIC changes its view of the risk Green Dot Bank poses to the DIF or otherwise increases the assessment rate adjustment applicable to Green Dot Bank’s deposits.
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
Anti-Money Laundering Rules
The Bank Secrecy Act (the “BSA”), the USA PATRIOT Act of 2001 (the "PATRIOT Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering (“AML”) program and file suspicious activity and currency transaction reports when appropriate. Among other things, these laws and regulations require Green Dot Corporation and Green Dot Bank to take steps to prevent the use of Green Dot Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. We are also required to develop and implement a comprehensive AML compliance program and must also have in place appropriate “know your customer” policies and procedures. We have adopted policies and procedures to comply with these requirements.
The bank regulatory agencies have increased the regulatory scrutiny of the BSA and AML programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with BSA/AML requirements.

Office of Foreign Assets Control Regulation
The U.S. Office of Foreign Assets Control ("OFAC") is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and Acts of U.S. Congress. OFAC-administered sanctions take many forms. OFAC also publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Data privacy and data security are areas of increasing state legislative focus. For example, in November 2020, a ballot initiative called the California Privacy Rights Act (the "CPRA"), passed in California which amended the California Consumer Privacy Act (the “CCPA”) as of January 1, 2023. Enforcement of these changes to the CCPA are scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. In addition, laws similar to the CPRA may be adopted by other states where we do business and the federal government may also pass data privacy or data security legislation.
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
The CFPB has also adopted amendments to Regulation E and Regulation Z to add protections for prepaid accounts (the “CFPB Prepaid Rule”). The CFPB Prepaid Rule includes requirements related to treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. On February 1, 2023, the CFPB proposed a rule that, if adopted, would further limit credit card late fees.

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
Money Transmission Licensing and Regulation
Most U.S. states require licenses for persons engaged in the business of money transmission. These U.S. state licensing laws may subject money transmitters to periodic examinations and may require them and their agents to comply with federal and/or state AML laws and regulations. We have obtained licenses to operate as a money transmitter in all U.S. jurisdictions in which such a license is required for us to conduct our business.
Payment Networks
In order to provide our products and services, we, as well as Green Dot Bank, are contracted members with Visa, Inc. ("Visa") and Mastercard Inc. ("Mastercard"). Therefore, we and Green Dot Bank are subject to Visa and Mastercard’s respective payment network rules and standards. These rules and standards implicate a variety of our activities and services, including by imposing data security obligations, allocating liability for certain acts or omissions (including liability in the event of a data breach) and providing rules governing how consumers and merchants may use their cards. Payment networks may, and routinely do, modify these rules and standards as they determine in their sole discretion and with or without advance notice to us. These modifications may impose additional costs and expenses on, or may otherwise be disadvantageous to, our business. In addition, we are subject to audit by various payment networks. The payment networks may fine or penalize us or suspend our registration if those audits find that we have failed to comply with applicable rules and standards.
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
Human Capital
As of December 31, 2022, we had approximately 1,200 full-time employees globally, of which approximately 74% are located in the United States, and 26% are located in China. Human capital objectives and measures that we focus on in managing our business include talent retention and development, employee experience, diversity, equity, including and belonging ("DEIB"), total rewards, employee health and safety, and organizational culture and ethics. Our focus on employee engagement occurs in three foundational areas: recruiting and retaining a diverse and talented workforce, enhancing employee experience, and management that reiterates purpose and ensures commitment for continuous growth and development.

Talent Retention and Development
We strive to maintain a workforce that is representative of the industry we serve, comprised of highly technical individuals, who enjoy pushing the boundaries of what is possible and are individually innovative. We work to retain employees in a number of ways, including having strong leadership and optimizing leaders and managers through effective training and development programs, providing employees the opportunity to learn new skills and to advance their careers, investing in technology, maintaining customer relationships, and providing competitive and equitable total rewards. For fiscal year 2022 our voluntary turnover rate was less than 15%, which we believe demonstrates the strength of our culture and professional development programs.
We offer industry specific training regarding regulatory standards and compliance, as well as self-directed learning through LinkedIn’s learning platform. In 2023, we intend to launch a manager specific training that is designed to increase managerial capability in the areas of communication, engagement, coaching, inclusion and diversity, hiring and on-boarding, business skills, and ensuring an ethical and supportive work environment free from bias and harassment. As employees advance in their careers, our training framework seeks to build new capabilities with foundational leadership skills. Our leaders are further empowered to design bespoke learning experiences catered to their specific needs.
Employee Experience
We strive to continue enhancing employee engagement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our culture and vision among our employees. We embrace an open-door policy where collaboration across all levels of team members and across multiple departments is encouraged. We use annual employee engagement surveys to track and enhance employee sentiment and satisfaction; identify opportunities to instill our mission, vision, values, and business objectives throughout the organization; and build a performance-driven culture in a continually evolving remote and virtual environment. We use these surveys to solicit feedback about members of our senior leadership up to and including our Chief Executive Officer from employees at all levels of our organization. The three highest rated categories were how employees felt about their managers, DEIB, and overall job satisfaction. We also believe that ongoing employee performance feedback encourages greater engagement in our business and improved individual performance.
Diversity, Equity, Inclusion, and Belonging
We believe that a diverse, equitable and inclusive working environment with high belonging helps drive our mission and provides our workforce with the best opportunities for success. We are committed to improving representation and inclusion for employees at all levels of the organization. We conducted a DEIB analysis of our workforce in 2022 and are actively working to further enhance recruitment strategies and career development strategies in support of our initiatives. We made additional improvements in closing the gender gap in 2022, ending the year with a workforce comprised of 55% male and 45% female employees. We grew our Employee Resources Groups by over 200% and implemented enterprise-wide events to create new levels of knowledge, empathy and community connection for our people. In 2023, we intend to further our diversity through hiring, career development, succession planning and leadership education. We also intend to introduce an educational platform for all employees to access that includes a variety of educational topics related to DEIB.
Total Rewards
To ensure our pay and benefits programs are consistent with our total rewards philosophy, we maintain best practices aimed at delivering fair and equitable compensation for employees based on their contribution and performance. We benchmark for market practices, and regularly review our compensation against the market to ensure it remains competitive.
We offer a comprehensive and tailored set of benefits for employees and their families, providing protection from unexpected losses or medical expenses. Our benefits programs are tailored for the various geographies in which we operate, and include a variety of competitive health plans, in addition to dependent care flexible spending accounts, a 401(k) plan with a company match and auto-enrollment, employee stock purchase plan, and an employee assistance program.
Employee Health and Safety
The health and well-being of our workforce is one of our top priorities. Our team members in Shanghai, China experienced the strictest COVID measures throughout the pandemic. Our office in China reopened in June 2022 and we continue to comply with local health and safety guidelines. To reinforce a deep connection and establish clear direction with our employees, we continue to provide regular leadership updates and management outreach.

Organizational Culture and Ethics
To promote the highest standards of honest and ethical business conduct and compliance with applicable laws, we have adopted codes of business conduct and ethics that apply to all of our board members, officers and employees and which are posted on the Investor Relations section of our website located at http://ir.greendot.com, by clicking on “Governance.”
In 2022, we launched GO2give, an employee giving (donation and volunteerism) platform that provides resources and opportunities for employees to support charitable causes that are meaningful to them. As part of the initiative, we began offering employees one paid time off day per year to volunteer, we introduced corporate donation matching, and we created programs encouraging employee connection and collaboration through charitable activities.
Other Information
We maintain a website at www.greendot.com, which we use as a channel to disclose important information about our company and comply with disclosure obligations under Regulation FD. We make available free of charge, on or through our website via the Investor Relations section at ir.greendot.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. References to website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

ITEM 1A. Risk Factors
COVID-19 RISKS
The COVID-19 pandemic has and may continue to significantly affect how we and our retail distributors are operating our businesses.
Our operations have and may continue to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. We maintain a remote workforce strategy for our employees in the U.S., having closed most of our leased office locations in the U.S. beginning in fiscal 2021, which could result in a less effective workforce in the long-term. As a result of surges in COVID-19 variants in China throughout 2022, we were forced to intermittently close our offices in China and shift to a remote workforce strategy. While we have resumed normal operations in China, it is possible that we may continue to experience similar issues in the future due to the pandemic, which over a prolonged period of time, could potentially delay our ability to launch new products or services. In addition, in 2021, we experienced higher costs and transaction losses compared to prior periods due to pandemic-related disruptions of our outsourced customer support operations. The business and operations of our retail distributors and our BaaS and other partners were likewise disrupted, with many having experienced reduced foot traffic or usage of their services. We may continue to experience increased costs, which could continue to adversely affect our business, results of operations, and financial condition in future periods.
We could experience other, similar adverse impacts on our business in the future as the duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors, including the continued severity and transmission rates of the virus and variants of the virus, the effectiveness of COVID-19 vaccines against such variants, the extent and effectiveness of future containment and mitigation efforts, the type of stimulus measures and other policy responses that the U.S. government or regulators may further adopt, and the impact of these and other factors on our employees, customers, retail distributors, partners and vendors.
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the potential impact of the COVID-19 pandemic on our business.
Worsening economic conditions, a rising rate of inflation, or other potential causes of economic distress could materially and adversely impact our business and financial results.
The effects of the continued economic downturn associated with the COVID-19 pandemic and other global and economic factors have resulted and may continue to result in rising inflation rates, interest rates, and unemployment rates, leading to economic challenges for consumers and reduced transaction and spending volumes on accounts. If current market conditions persist or deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk in a down economy, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A Common Stock. Additionally, if our borrowing rates were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
A significant portion of our operating revenues are derived from the products and services sold at our largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 21.0% for the year ended December 31, 2022. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic and rising inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, significant BaaS partners or third-party processors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. For example, during the three months ended June 30, 2022, we and several business partners failed to reach an agreement on the renewal of their agreements with us. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors, significant BaaS partners or third-party processors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries, and may compete with others in the market who may in the future provide offerings similar to ours, particularly vendors which provide program management and other services though a platform similar to our banking platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that directly compete or may compete with ours. We expect that this competition will continue as banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and/or successfully compete with those of our competitors, our revenues, results of operations, prospects for future growth and overall business could be materially and adversely affected.
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
We are also experiencing increased competition as a result of new entrants offering free or low-cost alternatives to our products and services. In recent years, “challenger” banks have gained market share through the marketing of their largely free bank account offerings. To the extent these new entrants continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In response to such challenger banks, we launched GO2bank. If GO2bank is not successful in the long-term or our competitive position deteriorates further, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely impact our results of operations.

We may not keep pace with the rapid technological developments in the industries in which we compete and the larger electronic payments industry.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information. Illegal activities involving our products and services often include malicious social engineering schemes. Further, there was a significant amount of transaction fraud with respect to card products used to receive stimulus and unemployment benefits in 2021 and into 2022, which negatively impacted many financial services companies.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other partners that collect funds and fees from our customers on our behalf. Our retail distributors and partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. The remittance of these funds by the retail distributor or partner takes on average two business days. If a retail distributor or other partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2022, we had assets subject to settlement risk of $493.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Economic, political and other conditions may adversely affect trends in consumer spending.
The electronic payments industry, including the prepaid and debit card financial services segment within that industry, depends heavily upon the overall level of consumer spending. An economic recession may result in us experiencing a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would materially harm our business, results of operations and financial condition.
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
Our systems and the systems of third-party processors are susceptible to outages and interruptions due to fire, natural disaster, cyber-attacks, power loss, telecommunications failures, software or hardware defects, terrorist attacks, pandemics such as the COVID-19 pandemic and similar events. We use both internally developed and third-party systems, including cloud computing and storage systems, for our services and certain aspects of transaction processing. Interruptions in our service may result for a number of reasons. Additionally, the data center hosting facilities that we use could be closed without adequate notice or suffer unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add cloud based solutions or additional capacity to our existing data centers, we could experience problems transferring customer accounts and data, impairing the delivery of our service.
We are in the process of migrating processing in-house to an in-licensed solution that we operate instead of using third-party processors and currently anticipate completing the migration by the end of the first half of fiscal year 2023 but we may not meet this timing. As a result, some customers may experience disruptions in service in connection with this ongoing project despite significant investments in planning and testing on the part of us and our processing technology partners. In addition, our inability to transition to in-house processing, or any failure by us to process transactions in a timely manner once we begin processing transactions, could cause significant disruptions to our customers and our business.
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
A data security breach could expose us to liability and protracted and costly litigation, regulatory penalties, and could adversely affect our reputation and operating revenues.
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
A data security breach of the systems on which sensitive cardholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions, including penalties, against us. Regardless of whether or not we are sued or face regulatory actions, a breach will require us to carefully assess the materiality of a cyber-attack. Depending on the nature and magnitude of the accessed data, this effort may require substantial resources. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation and might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or Mastercard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at any of the third-party banks that issue our cards or at any of our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for hiring an external party to conduct a forensic investigation, replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring, and other added security measures, among others, which could have a significant adverse impact on our operating results.
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
Failure to maintain satisfactory compliance with certain privacy and data protection laws and regulations may subject us to substantial negative financial consequences, civil or criminal penalties and business reputation risk.
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
Further, we have in the past and may in the future experience operational issues with the third-party call centers that we rely on to provide customer support. For example, many of our U.S. and international third-party call centers experienced periodic disruptions in 2021, which resulted in delayed responses to customers and a higher usage of automated services. While such issues have largely been resolved, these conditions contributed to higher costs and transaction losses as compared to prior periods. Any prolonged closure or disruption in the services provided by such call centers would have an adverse effect on our business.
Some of our operations, including a significant portion of our software development operations, are located outside of the United States, which subjects us to additional risks.
We have significantly expanded our software development operations in Shanghai, China over the years. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, outbreaks of disease, such as the COVID-19 pandemic, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services, which could materially and adversely affect our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
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
REGULATORY AND LEGAL RISKS
As a bank holding company, we are subject to extensive and potentially changing regulation and are required to serve as a source of strength for Green Dot Bank.
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
The FDIC issued a final rule relating to the classification of brokered deposits, with full compliance required by January 1, 2022. The final rule established a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the new rule, Green Dot Bank reclassified its deposits as non-brokered. We cannot predict how the FDIC will interpret the new rule and whether it will result in a change in the way our deposits are classified. If the FDIC determines that Green Dot Bank’s deposits should actually be classified as brokered, such a finding could have an adverse impact on our financial condition.

Failure by us and our business partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
The banking, financial technology, transaction processing and tax refund processing services industries are highly regulated, and failure by us, the banks that issue our cards or the businesses that participate in our reload network or other business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers and to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we are subject to the AML reporting and recordkeeping requirements of the BSA, as amended by the PATRIOT Act. Failure to fully comply with these requirements exposes us to the risk of being required to undertake substantial remediation efforts and to the risk of enforcement actions, either of which could have a material adverse impact on our results of operations, financial condition or business prospects.
From time to time, federal and state legislators and regulatory authorities, including state attorney generals, increase their focus on the banking, consumer financial services and tax preparation industries and may propose and adopt new legislation or guidance that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent AML rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable. Further, with the current administration and leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted that further regulate specific banking practices, including with respect to the fees we are permitted to charge to customers.
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

Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2022, interchange revenues represented 20% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us and Green Dot Bank are exempt from the limitations imposed by the Dodd-Frank Act, federal legislators and regulatory authorities have become increasingly focused on interchange, and continue to propose new legislation that could result in significant adverse changes to the rates we are able to charge and there can be no assurance that future regulation or changes by the payment networks will not substantially impact our interchange revenues. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
Litigation or investigations could result in significant settlements, fines or penalties.
We are subject to regulatory oversight in the normal course of our business and have been and from time to time may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah DFI. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 21—Commitments and Contingencies to the Consolidated Financial Statements for further information regarding certain of our legal proceedings.
We may be unable to adequately protect our brand and our intellectual property rights related to our products and services or third parties may allege that we are infringing their intellectual property rights.
The Green Dot, GO2bank, MoneyPak, TPG and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement. We also rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 13 issued patents, 2 published patents and 1 patent application pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third parties.
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
Our ability to manage and grow our business will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. We may experience difficulty in managing transitions, such as the changes in our Chief Executive Officer in 2020 and 2022, and assimilating newly-hired personnel, and if we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Further, in 2021 and into 2022, the labor market in the U.S. experienced significant increases in workers leaving their positions (often referred to as the “Great Resignation”), which made the market to replace these individuals competitive and resulted in significant wage inflation in response to labor shortages. During the Great Resignation we have faced and may continue to face increased challenges of employee attraction and retention.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $445.1 million as of December 31, 2022. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
Our charter documents, Delaware law and our status as a bank holding company could discourage, delay or prevent a takeover that stockholders consider favorable.
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
Holders of Record
As of January 31, 2023, we had 50 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2022, our Board of Directors provided authorization to increase our stock repurchase limit to $100 million for any future repurchases. The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2022 (in thousands, except per share amounts). See Note 12—Stockholders' Equity of our notes to our consolidated financial statements for information regarding our stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	522	$19.15	522	$15,949
November 1, 2022 - November 30, 2022	533	18.77	533	5,950
December 1, 2022 - December 31, 2022	74	19.91	74	4,479
Total	1,129	$19.02	1,129	$4,479
After giving effect to our share repurchases during the three months ended December 31 2022, the remaining amount available under the current authorization totaled $4.5 million with no expiration date.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index, the S&P Composite 1500 Financials Index, and the S&P 500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2017 and ending on the close of trading on the NYSE on December 31, 2022. In 2023, we elected to replace the S&P 500 Financials Index with the S&P Composite 1500 Financials Index as we are currently a member of the S&P Composite 1500 Financials Index and not a member of the S&P 500 Financials Index and because we believe the S&P Composite 1500 Financials Index contains companies that represent our primary competitors. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.
Total Return to Shareholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/17	2018	2019	2020	2021	2022
Green Dot Corporation	$100	$132	$39	$93	$60	$26
Russell 2000	$100	$89	$112	$134	$154	$122
S&P Smallcap 600	$100	$92	$112	$125	$159	$133
S&P Financials	$100	$87	$115	$113	$153	$136
S&P Composite 1500 Financials	$100	$87	$114	$112	$151	$135

ITEM 6. [Reserved]
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the "Securities Act") and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including the continuing impacts of the coronavirus ("COVID-19") pandemic, increasing inflation and interest rates and other macroeconomic impacts on our business, results of operations and financial condition and governmental and our responses to such events, including those identified above, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this Annual Report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries.
Overview
Green Dot Corporation is a financial technology and registered bank holding company ("BHC") committed to giving all people the power to bank seamlessly, affordably, and with confidence. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all. Through our bank, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit and payroll cards, as well as robust money processing services, such as tax refund processing, cash deposits and disbursements.
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to "Part 1, Item 1. Business" for more detailed information regarding the organization of our business.
Consolidated Financial Results and Trends
Our consolidated results of operations for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Total operating revenues	$1,449,566	$1,433,197	$16,369	1.1%
Total operating expenses	1,355,191	1,366,723	(11,532)	(0.8)%
Net income	64,212	47,480	16,732	35.2%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the year ended December 31, 2022 increased $16.4 million, or 1% over the prior year comparable period, generating revenue growth from our B2B Services segment and higher net interest income in our Corporate and Other segment, partially offset by lower revenues earned from our Consumer Services and Money Movement Services segments.
Our deposit account programs within our Consumer Services and B2B Services segments have previously benefited from shifts in consumer behavior towards electronic payments throughout the COVID-19 pandemic, which created a higher demand and usage of our products and services. In part, this was driven by the economic stimulus funds and incremental unemployment benefits provided under federal and state programs to new and existing customers in 2021. Relief funds from such programs have since expired and the absence of these programs in 2022 has created more challenging year-over-year comparisons. The timing and magnitude of these programs in 2021, as well as our strategic decision to reduce marketing spend on GO2bank in our Direct channel throughout 2022 due to higher than expected acquisition costs per account, have resulted in an 18% decrease in our consolidated active accounts and a 21% decrease in purchase volume, as compared to the year ended December 31, 2021. Despite some of these headwinds, gross dollar value increased 4% for the year ended December 31, 2022 driven by growth from certain BaaS partners. We expect our key performance indicators to moderate on a year-over-year basis as the effect from federal and state governmental actions continues to lessen.
In our Consumer Services segment, revenues decreased during the year ended December 31, 2022 by 16% over the prior year comparable period. As compared to the year ended December 31, 2021, gross dollar volume and purchase volume each declined 26% and 23%, respectively, while the average number of active accounts and direct deposit accounts declined by 26% and 24%, respectively. We believe these decreases are attributable to several factors, including the timing of stimulus payments and other federal benefits received by our cardholders in 2021 and lower account acquisition from reduced marketing spend on GO2bank in our Direct channel as discussed above, as well as changes in consumer traffic within the retail locations of our distribution partners. These factors had a corresponding impact on the amount of revenue we generated from monthly maintenance fees, ATM fees and interchange fees. These revenue declines in our Consumer Services segment were partially offset by customer adoption of recently-introduced features, such as our optional overdraft protection program services made available to cardholders across our portfolios, and favorable decreases in the amount of cash back rewards on our legacy card programs due to changes in consumer behavioral trends and the estimated redemption amounts.
Within our B2B Services segment, revenues increased by 30% during the year ended December 31, 2022 over the prior year comparable period. Gross dollar volume grew by 28%, however, purchase volume decreased by 15%, and the average number of active accounts in this segment across the year decreased by 12% for the year ended December 31, 2022. Overall, many of our BaaS partners within our B2B Services segment were impacted by similar trends seen in our Consumer Services segment, leading to a lower number of active accounts and lower purchase volume. However, growth in gross dollar volume from certain programs resulted in a net increase in segment revenue due to higher program management service fees earned from our BaaS partners. Revenues within this segment also increased due to double-digit growth year-over-year in gross dollar volume and purchase volume in our Employer channel.
Money Movement Services segment revenues for the year ended December 31, 2022 decreased by 7% compared with the prior year comparable period. The decrease in our Money Movement Services was primarily attributable to the number of cash transfers processed, which decreased by 11% compared with the prior year comparable period, partially offset by an increase in our tax processing revenues. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of fewer active accounts within our Consumer Services and B2B Services segments discussed above.
Our tax processing revenues increased year-over-year for the year ended December 31, 2022 as a result of a 20% increase in the number of tax refunds processed. The increase in number of tax refunds processed for the year ended December 31, 2022 was principally attributable to higher volumes from our online consumer tax channels.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, increased for the year ended December 31, 2022 by 124% over the prior year comparable period. The increase in net interest income was attributable to the increase in the overall size of our investment securities portfolio, as well as an increase in short-term interest rates by the Federal Reserve, which have resulted in an increase in the amount of net interest income generated compared to the prior year.

Total operating expenses
Our total operating expenses for the year ended December 31, 2022 decreased $11.5 million, or 1%, over the prior year comparable period. This net decrease was the result of several factors, including lower sales and marketing expenses principally due to a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements and reduced marketing spend associated with GO2bank, and lower compensation and benefits expenses principally due to lower stock-based compensation, accrued bonus compensation and third-party call center support costs within our Consumer Services and B2B Services segments. These decreases were partially offset by an increase in processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs.
Our third-party call center support costs have decreased in part due to a decline in active accounts, but also as a result of our efforts to improve our customer service over the course of 2021. In 2021, we increased our third-party call center support costs to meet the increased demand in our customer service center to improve our customers' overall experience. These investments resulted in reduced third-party call center costs throughout 2022.
We have continued to see meaningful improvements in overall transaction losses (a component within other general and administrative expenses) compared to the prior year period, in part as a result of decreases in gross dollar volume and purchase volume across different segments, but also from improvements in operational efficiencies to more effectively manage customer disputes and fraud. Other general and administrative expenses also decreased year-over-year due to lower professional services fees, telecommunication expenses and amortization of intangible assets. Although we have seen reduced costs in these areas, our total other general and administrative expenses remained flat over the prior year comparable period. These expenses were negatively impacted from a $13 million legal settlement with a prior business acquisition target earlier in 2022, as well as an increase in software licenses associated with our technology roadmap and the implementation of our modern banking platform, and impairment charges for certain internal-use software.
Income taxes
Our income tax expense for the year ended December 31, 2022 increased $3.5 million, or 22% over the prior year comparable period. The increase in our income tax expense was due primarily to a 32% increase in income before taxes, partially offset by a decrease in our effective tax rate. Our effective tax rate for the years ended December 31, 2022 and 2021 was 23.5% and 25.5%, respectively. The decrease in our effective tax rate was primarily attributable to a reduced IRC 162(m) limitation on the deductibility of certain executive compensation and higher tax benefits from general business credits, partially offset by tax shortfalls from stock-based compensation and higher expenses related to state taxes, net of federal benefits.
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
Outlook and Other Trends Affecting Our Business
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on re-engaging in marketing initiatives in support of our GO2bank product and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. To support our efforts in building a modern banking platform, we expect our hosting costs and software licenses, a component of other general and administrative expenses, and salary and wage expenses, a component of compensation and benefits expenses to increase year-over-year in 2023. We also expect to continue to incur duplicative processing and other costs associated with the implementation of our modern banking platform as we expect to continue to operate redundant platforms until our technology transformation is completed. Once the implementation is completed, we expect a portion of our processing expenses to reduce and have a favorable impact to our margins. In addition, while we expect to continue to invest in and incur additional expenses in connection with our anti-money laundering ("AML") program, including improvements to our compliance controls, policies and procedures throughout 2023, we believe these investments will ultimately help mitigate and reduce our fraud losses over the long term.
During the second quarter of 2022, we announced contract renewal negotiations, but after extensive negotiations, could not agree upon terms that would best serve the long-term interests of both us and our partners. These non-renewals only had a modest impact on our key metrics and financial results for the year ended

December 31, 2022. However, we expect these non-renewals to have a greater negative impact on our key metrics and financial results in our Consumer Services and B2B segments in 2023.
In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020, which in recent years has impacted the yields on our cash and investment balances. Over the past year, the Federal Reserve has announced several increases in the federal funds rate, resulting in a current range of 4.50% to 4.75%. It is widely expected that the Federal Reserve will continue to maintain elevated interest rates until the effects of economic inflation are abated. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, we expect the net effect to have a negative impact on our consolidated financial statements in 2023 compared to 2022.
Based on the overall macro-economic environment, expected interest rate impacts, our commitment to making growth-oriented investments and the timing of the related expense savings from our technology transformation, the non-renewals in our Consumer Services and B2B segments, and trends occurring within our retail channel in our Consumer Services segment, we believe our consolidated operating profit will decline year-over-year in fiscal year 2023.
Further, the duration and magnitude of the continuing effects of COVID-19 remain uncertain and dependent on various factors. See "Part II, Item 1A, Risk Factors," for an additional discussion of risks related to the COVID-19 pandemic.

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our revenues:

	Year Ended December 31,				Year Ended December 31,
	2022	2021	Change	%	2021	2020	Change	%
	(In millions, except percentages)
Gross dollar volume	$73,484	$70,822	$2,662	3.8%	$70,822	$58,203	$12,619	21.7%
Number of active accounts*	4.15	5.07	(0.92)	(18.1)%	5.07	5.45	(0.38)	(7.0)%
Purchase volume	$26,687	$33,736	$(7,049)	(20.9)%	$33,736	$31,220	$2,516	8.1%
Number of cash transfers	36.06	40.51	(4.45)	(11.0)%	40.51	48.71	(8.2)	(16.8)%
Number of tax refunds processed	14.57	12.14	2.43	20.0%	12.14	12.46	(0.32)	(2.6)%
* Represents number of active accounts as of December 31, 2022, 2021, and 2020 respectively.
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
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional services fees, telephone and communication costs, depreciation and amortization of our property and equipment, amortization of our intangible assets, impairment charges of long-lived assets, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active accounts in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, amortization of our acquired intangible assets, impairment charges of long-lived assets, rent and utilities vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
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
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, current circumstances and various other assumptions that our management believes to be reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the critical accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.
Revenue Recognition
As prescribed under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, we recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, as determined under a five-step process.
We charge new card fees, if applicable, when a consumer purchases a prepaid card, gift card, or a demand deposit account product through our Retail channel. Our new card fee provides our cardholders a material right and accordingly we defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our performance obligation to our customers. We consider the performance obligation period to be the average card lifetime, which is currently less than one year for our deposit account programs acquired through our Retail channel. The average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance. We reassess average card lifetime quarterly for prepaid cards and checking accounts and annually for gift cards. Average card lifetimes may vary in the future as cardholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
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
The amount of cash-back rewards on our programs varies based on multiple factors, including the terms and conditions for cardholder eligibility, the redemption amount based on cardholder activity, and the cardholder redemption rates. Our estimated cash-back rewards are recorded as a reduction to card revenues and other fees on our consolidated statements of operations and as a component of other accrued liabilities on our consolidated balance sheets. Cash rewards have decreased by approximately 36% for the year ended December 31, 2022 compared to the prior year period, as our cash-back programs have declined, principally from our decision to shift from our legacy products to our GO2bank product which does not have a cash rewards feature. Increases or decreases in our estimate of cash-back rewards is dependent upon cardholder behavioral changes and we periodically evaluate our estimation process and assumptions based on developments in redemption patterns, dollars redeemed and other cardholder behavioral trends. A relatively small change in any of our assumptions could result in a sizable increase or decrease in the amount of cash-back rewards we accrue. For example, on our Green Dot Unlimited product, a combination of a 1% increase in cardholder eligibility and a $1 increase in the average redemption amount would translate to additional cash rewards of approximately $0.7 million. Differences between actual results and our estimates are adjusted in the period that each cardholder's annual rewards cycle is completed.
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
We generally recover overdrawn account balances from those cardholders that perform a reload transaction and, in some cases, through enforcement of payment network rules, which allow us to recover the amounts from the merchant where the purchase transaction was conducted. However, we are exposed to losses from any unrecovered overdrawn account balances. The probability of recovering these amounts is primarily related to the number of days that have elapsed since an account had transaction activity, such as a purchase, ATM transaction or fee assessment. We generally recover approximately 50-60% of overdrawn account balances in accounts that have had transaction activity in the last 30 days and less than 10% when more than 30 days have elapsed. As such, we establish a reserve for uncollectible overdrawn accounts.
We classify overdrawn accounts by transaction type and age groups based on the number of days since the account last had activity. We then calculate a reserve factor for each transaction type and age group based on the average recovery rate for the most recent six months discussed above. These factors are applied to these groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent over time. Generally, when more than 60 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts. Our actual recovery rates and related estimates thereof may change in the future in response to factors such as customer behavior, product pricing and features that impact the frequency and velocity of reloads and other deposits to such accounts. We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations. See Note 5—Accounts Receivable for more information.
Allowance for Credit Losses
We establish an allowance for estimated credit losses inherent in our loan portfolio over the life of the loans, including our secured credit cards. For each portfolio of loans, we analyze historical loss rates and other factors to determine a loss rate, and consider if adjustments are needed for current conditions, and other reasonable and supportable forecasts beyond our balance sheet date that may differ from historical results. We also consider adjustments based on qualitative factors which in our judgment may affect the expected credit losses including, but not limited to, changes in prevailing economic or market conditions and the estimated value of the underlying collateral for collateral dependent loans. We separately establish specific allowances for impaired loans based on the present value of changes in cash flows expected to be collected, or for impaired loans that are considered collateral dependent, the estimated fair value of the collateral less estimated costs to sell, if any. Overdrawn balances associated with our overdraft protection program are subject to a similar reserve methodology discussed above under "Reserve for Uncollectible Overdrawn Accounts." See Note 6—Loans to Bank Customers for more information.
Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends. We test for impairment of goodwill by first assessing various qualitative factors with respect to developments in our business and the overall economy to determine if it is more likely than not our goodwill is impaired. In the event it is more likely than not the carrying value of our reporting units is greater than its fair value, we calculate the estimated fair value of the reporting unit and record an impairment charge for the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. We completed our annual goodwill impairment test as of September 30, 2022 and concluded there was no impairment in any of our reporting units.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. No impairment charges were recognized related to our intangible assets for the years ended December 31, 2022 and 2021. See Note 9—Goodwill and Intangible Assets for more information.

Results of Operations
Pursuant to instruction 1 of the instructions to paragraph 303(b) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2021 to fiscal year ended December 31, 2020 has been omitted. Such omitted discussion can be found under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.
    Comparison of Consolidated Results for the Years Ended December 31, 2022 and 2021
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Year Ended December 31,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$876,318	60.5%	$788,834	55.0%
Cash processing revenues	235,445	16.2	245,539	17.1
Interchange revenues	295,646	20.4	380,037	26.6
Interest income, net	42,157	2.9	18,787	1.3
Total operating revenues	$1,449,566	100.0%	$1,433,197	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $876.3 million for the year ended December 31, 2022, an increase of $87.5 million, or 11%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. In addition, card revenues and other fees also increased due to customer adoption of optional features launched on our card programs, such as our overdraft protection program, as well as a favorable decrease in the estimated accrual of cash back rewards, which we record as a reduction to revenue. Our estimate of cash back rewards varies based on multiple factors including the terms and conditions of the cash back program currently in effect, customer activity and customer redemption rates. These increases were partially offset by decreases in cardholder fees, such as monthly maintenance fees and ATM fees for the reasons discussed above in our "Overview."
Cash Processing Revenues — Cash processing revenues totaled $235.4 million for the year ended December 31, 2022, a decrease of $10.1 million, or 4%, from the comparable prior year period. The decrease is primarily due to a decline in the number of cash transfers processed year-over-year as a result of fewer active accounts within our Consumer Services and B2B Services segments, partially offset by higher overall tax processing revenues due to a 20% increase in the number of tax refunds processed.
Interchange Revenues — Interchange revenues totaled $295.6 million for the year ended December 31, 2022, a decrease of $84.4 million, or 22%, from the comparable prior year period. The decrease was primarily due to a 21% decrease in purchase volume during the year ended December 31, 2022.
Interest Income, net — Net interest income totaled $42.2 million for the year ended December 31, 2022, an increase of $23.4 million, or 124%, from the comparable prior year period. The increase in net interest income earned was the result of an increase in the size of our investment securities portfolio, funded primarily from the use of our cardholder deposit account programs. In addition, the Federal Reserve has instituted several increases in interest rates in 2022 to manage the effects of inflation, which also increased the amount of interest income we earn on our deposits and recent investments.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2022		2021
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$297,900	20.6%	$382,163	26.7%
Compensation and benefits expenses	243,939	16.8	264,686	18.5
Processing expenses	481,460	33.2	389,284	27.2
Other general and administrative expenses	331,892	22.9	330,590	23.1
Total operating expenses	$1,355,191	93.5%	$1,366,723	95.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $297.9 million for the year ended December 31, 2022, a decrease of $84.3 million, or 22% compared to the year ended December 31, 2021. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements and lower supply chain expenses, which consists of debit card plastics and related materials, as a result of a lower number of active accounts for the comparable periods. In addition, our marketing expenses decreased as a result of our strategic decision to reduce marketing spend on GO2bank in our Direct channel to manage our acquisition costs per account.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $243.9 million for the year ended December 31, 2022, a decrease of $20.8 million, or 8%, compared to the year ended December 31, 2021. The decrease was primarily due to lower stock-based compensation, principally due to forfeited awards associated with certain former executive employees and fluctuations in the expected achievement of certain performance-based equity awards, as well as a reduction in third-party call center support costs due to a decline in active accounts and our investments to improve customer service over the course of 2021.
Processing Expenses — Processing expenses totaled $481.5 million for the year ended December 31, 2022, an increase of $92.2 million, or 24%, compared to the year ended December 31, 2021. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $331.9 million for the year ended December 31, 2022, an increase of $1.3 million, or 0.4%, from the comparable prior year period. Other general and administrative expenses increased primarily due to a $13 million legal settlement associated with a previous business acquisition target in 2022, as well as an increase in software licenses associated with our technology roadmap and the implementation of our modern banking platform, and impairment charges for certain internal-use software, partially offset by decreases in professional services fees, telecommunication expenses and amortization of intangible assets.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.2	1.2
General business credits	(3.2)	(2.2)
Stock-based compensation	3.2	(2.6)
IRC 162(m) limitation	0.8	8.0
Other	(0.5)	0.1
Effective tax rate	23.5%	25.5%

Our income tax expense totaled $19.7 million for the year ended December 31, 2022, representing an increase of $3.5 million from the comparable prior year period. The increase in income tax expense was primarily driven by the increase in our operating income, partially offset by a decrease in our effective tax rate.
Our effective tax rate for the year ended December 31, 2022 is higher than our statutory federal income tax rate primarily due to higher taxes from non-deductible executive compensation, tax shortfalls from stock-based compensation, and expenses related to state taxes, net of federal benefits. Our effective tax rate for the year ended December 31, 2021 is higher than our statutory federal income tax rate primarily due to higher taxes from non-deductible executive compensation and expenses related to state taxes, net of federal benefits.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services

	Year Ended December 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$586,798	$694,725	$(107,927)	(15.5)%
Segment expenses	364,650	471,121	(106,471)	(22.6)%
Segment profit	$222,148	$223,604	$(1,456)	(0.7)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$23,257	$31,455	$(8,198)	(26.1)%
Number of active accounts*	2.37	3.10	(0.73)	(23.5)%
Direct deposit active accounts*	0.63	0.76	(0.13)	(17.1)%
Purchase volume	$18,136	$23,640	$(5,504)	(23.3)%
* Represents number of active and direct deposit active accounts as of December 31, 2022 and 2021, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2022				2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$5,426	$5,495	$5,715	$6,621	$6,300	$6,811	$8,188	$10,156
Number of active accounts*	2.37	2.51	2.78	3.04	3.10	3.38	3.97	4.07
Direct deposit active accounts*	0.63	0.66	0.67	0.69	0.76	0.83	0.92	0.97
Purchase volume	$4,229	$4,302	$4,588	$5,017	$4,881	$5,166	$6,455	$7,138
* Represents number of active and direct deposit active accounts as of each period end.
Segment revenues within Consumer Services for the year ended December 31, 2022 decreased $107.9 million, or 16%, compared to the prior year comparable period, while our segment expenses for the year ended December 31, 2022 decreased $106.5 million, or 23%.
Our gross dollar volume, the average number of active accounts and the average number of direct deposit active accounts across the year decreased during the year ended December 31, 2022 by 26%, 26% and 24%, respectively, from the comparable prior year period, primarily due to the timing of stimulus payments and other federal benefits received by our cardholders in 2021. Relief funds from such programs have since expired and no such economic stimulus packages were enacted in 2022. In addition, we reduced marketing spend on GO2bank to manage our acquisition costs per account and observed changes in consumer traffic within the retail locations of our distribution partners, both of which negatively impacted account acquisition. In turn, our purchase volume decreased by 23% during the year ended December 31, 2022 from the comparable prior year period.
Our monthly maintenance fees, ATM revenue and interchange revenues decreased as a result of the decreases in each of our key metrics stated above. These decreases were partially offset by increased customer adoption of optional features recently launched on our card programs, such as our overdraft protection program, as well as a favorable decrease in the estimated accrual of cash back rewards, which we record as a reduction to revenue.
Despite a sizable decrease in total revenue, our segment profit for the year ended December 31, 2022 decreased by less than 1%. Consumer Services expenses for the year ended December 31, 2022 decreased from the comparable prior year period due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, a decrease in third-party call center support costs in part due to a decline in active accounts, but also as a result of our investments to improve our customer service over the course of 2021, a decrease in transactions losses due to lower gross dollar volume and improvement in loss rates, and a decrease in marketing and supply chain expenses in connection with GO2bank.
B2B Services

	Year Ended December 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$594,468	$458,584	$135,884	29.6%
Segment expenses	508,096	385,428	122,668	31.8%
Segment profit	$86,372	$73,156	$13,216	18.1%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$50,227	$39,367	$10,860	27.6%
Number of active accounts*	1.78	1.97	(0.19)	(9.6)%
Purchase volume	$8,551	$10,096	$(1,545)	(15.3)%
* Represents number of active accounts as of December 31, 2022 and 2021, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2022				2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$14,584	$13,187	$11,641	$10,815	$10,053	$9,593	$9,211	$10,510
Number of active accounts*	1.78	1.82	1.83	1.89	1.97	1.99	2.06	2.28
Purchase volume	$2,063	$2,141	$2,172	$2,175	$2,184	$2,190	$2,415	$3,307
* Represents number of active accounts as of each period end.
Segment revenues within our B2B Services for the year ended December 31, 2022 increased $135.9 million, or 30%, compared to the prior year period, while our segment expenses for the year ended December 31, 2022 increased $122.7 million, or 32%.
Our total gross dollar volume during the year ended December 31, 2022 increased by 28% from the comparable prior year period, despite the average number of active accounts across the year decreasing by 12% year-over-year. We have continued to experience organic growth from both new and existing users in certain BaaS programs that tend to yield higher gross dollar volume per active user, in addition to the general demand that remains prevalent for digital payments. Purchase volume decreased by approximately 15% for the year ended December 31, 2022.
Overall, many of our BaaS partners within our B2B Services segment were impacted by similar trends seen in our Consumer Services segment, however, growth in gross dollar volume from certain programs resulted in a net increase in segment revenue due to higher program management service fees earned from BaaS partners, despite a lower number of active accounts and lower purchase volume. This increase was partially offset by a decrease in the amount of interchange revenue earned associated with the decrease in purchase volume. Revenues within this segment also increased due to double-digit growth year-over-year in gross dollar volume and purchase volume in our Employer channel. As a result of our revenue growth in this segment for the year ended December 31, 2022, our segment profit increased by approximately 18% over the comparable prior year period.
B2B Services expenses increased for the year ended December 31, 2022 principally due to higher processing expenses with the growth of certain BaaS account programs and higher overall transaction losses as a result of the increase in gross dollar volume. This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.
Money Movement Services

	Year Ended December 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$222,192	$239,735	$(17,543)	(7.3)%
Segment expenses	104,362	123,770	(19,408)	(15.7)%
Segment profit	$117,830	$115,965	$1,865	1.6%

Key Metrics	(In millions, except percentages)
Number of cash transfers	36.06	40.51	(4.45)	(11.0)%
Number of tax refunds processed	14.57	12.14	2.43	20.0%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2022				2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	9.03	9.16	9.00	8.87	9.95	10.05	10.19	10.32
Number of tax refunds processed	0.20	0.28	4.48	9.61	0.12	0.43	4.15	7.44
Segment revenues within our Money Movement services for the year ended December 31, 2022 decreased $17.5 million, or 7%, from the comparable prior year period, and segment expenses for the year ended December 31, 2022 decreased $19.4 million, or 16%.
The decrease in segment revenues for the year ended December 31, 2022 was driven primarily by a lower number of cash transfers processed, which decreased by 11% from the prior year comparable period. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of lower active accounts within our Consumer Services and B2B Services segments discussed above. This decrease was partially offset by an increase in our tax processing revenues, driven by a 20% increase in the number of tax refunds processed from the prior year comparable period.
Although segment revenues decreased by 7%, our segment expenses declined for the year ended December 31, 2022 by 16% and segment profit increased by approximately 2% year-over-year. Segment expenses decreased for the year ended December 31, 2022 primarily due to a decrease in sales commissions from lower cash transfer volumes.
Corporate and Other

	Year Ended December 31,
	2022	2021	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$20,151	$(5,169)	$25,320	(489.8)%
Unallocated corporate expenses and inter-segment eliminations	207,747	190,592	17,155	9.0%
	$(187,596)	$(195,761)	$8,165	(4.2)%
Revenues within Corporate and Other are comprised of net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue) and eliminations of inter-segment revenues. Unallocated corporate expenses include eliminations of inter-segment expenses and our fixed expenses such as salaries, wages and related benefits for our employees, professional services fees, software licenses, telephone and communication costs, rent, utilities and insurance. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 24—Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Net interest income increased year-over-year for the year ended December 31, 2022 as a result of an increase in the size of our investment securities portfolio and recent increases in interest rates by the Federal Reserve. This increase was partially offset by a portion of the interest we share with certain BaaS partners.
Unallocated corporate expenses for the year ended December 31, 2022 increased year-over-year by approximately 9%, as a result of higher salaries and wages and software licenses each in support of our investments to build a modern and scalable core banking and card management platform, as well as other growth initiatives, partially offset by lower professional services fees, accrued bonus compensation and telecommunication expenses.
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
The Basel III rules, which were promulgated by the Federal Reserve and other U.S. banking regulators, provide for risk-based capital, leverage and liquidity standards. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. Either or both of Green Dot Corporation and Green Dot Bank may qualify for and opt to use, from time to time, the community bank leverage ratio framework under the Federal Reserve’s version of the U.S. Basel III Rules. Under the community bank leverage ratio framework, a qualifying community banking organization may generally satisfy its capital requirements (and capital conservation buffer) under the U.S. Basel III rules provided that it has a Tier 1 leverage ratio greater than 9% and satisfies other applicable conditions. Commencing in 2021, Green Dot Corporation and Green Dot Bank qualified for (including, in the case of Green Dot Bank, through grace periods) and opted to use the community bank leverage ratio framework. We expect that Green Dot Corporation will continue to qualify for and use the community bank leverage ratio framework, and that Green Dot Bank will calculate and disclose its risk-based capital ratios and Tier 1 leverage ratio under standardized approach of the U.S. Basel III Rules.
As of December 31, 2022 and 2021, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2022 which management believes would have changed our category as "well capitalized."

The definitions associated with the amounts and ratios below are as follows:

Ratio	Definition
Tier 1 leverage ratio	Tier 1 capital divided by average total assets
Common equity Tier 1 capital ratio	Common equity Tier 1 capital divided by risk-weighted assets
Tier 1 capital ratio	Tier 1 capital divided by risk-weighted assets
Total risk-based capital ratio	Total capital divided by risk-weighted assets

Terms	Definition
Tier 1 capital and Common equity Tier 1 capital	Includes common stock and retained earnings, adjusted for items primarily related to accumulated OCI, goodwill, deferred tax assets and intangibles.
Total capital	Tier 1 capital plus supplemental capital items such as the allowance for credit losses, subject to certain limits
Average total assets	Average total consolidated assets during the period less deductions and adjustments primarily related to goodwill, deferred tax assets and intangibles assets
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at December 31, 2022 and 2021, were as follows:

	December 31, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$661,404	16.6%	4.0%	n/a
Common equity Tier 1 capital	$661,404	40.1%	4.5%	n/a
Tier 1 capital	$661,404	40.1%	6.0%	6.0%
Total risk-based capital	$675,043	40.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$389,541	9.6%	4.0%	5.0%
Common equity Tier 1 capital	$389,541	31.2%	4.5%	6.5%
Tier 1 capital	$389,541	31.2%	6.0%	8.0%
Total risk-based capital	$397,870	31.8%	8.0%	10.0%

	December 31, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$637,338	15.9%	4.0%	n/a
Common equity Tier 1 capital	$637,338	54.0%	4.5%	n/a
Tier 1 capital	$637,338	54.0%	6.0%	6.0%
Total risk-based capital	$648,038	54.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$329,162	9.1%	4.0%	5.0%
Common equity Tier 1 capital	$329,162	40.7%	4.5%	6.5%
Tier 1 capital	$329,162	40.7%	6.0%	8.0%
Total risk-based capital	$336,461	41.6%	8.0%	10.0%

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2022	2021
	(In thousands)
Total cash provided by (used in)
Operating activities	$277,686	$167,033
Investing activities	(820,188)	(1,368,487)
Financing activities	36,707	1,030,393
Decrease in unrestricted cash, cash equivalents and restricted cash	$(505,795)	$(171,061)
During the years ended December 31, 2022 and 2021, we financed our operations primarily through our cash flows provided by operating activities and customer funds held on deposit. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of December 31, 2022, our primary source of liquidity was unrestricted cash and cash equivalents totaling $813.9 million. We also consider our $2.4 billion of investment securities available-for-sale to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $277.7 million of net cash provided by operating activities during the year ended December 31, 2022 principally resulted from $64.2 million of net income, adjusted for certain non-cash operating expenses of $168.7 million, and an increase in net working capital assets and liabilities of $44.8 million.
Our $167.0 million of net cash provided by operating activities during the year ended December 31, 2021 principally resulted from $47.5 million of net income, adjusted for certain non-cash operating expenses of $184.9 million, and a decrease in net working capital assets and liabilities of $65.3 million.
Cash Flows from Investing Activities
Our $820.2 million of net cash used in investing activities during the year ended December 31, 2022 primarily reflects purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $634.3 million, payments for the development and acquisition of property and equipment of $84.3 million, net changes in loans of $32.1 million, purchases of bank-owned life insurance policies of $31.9 million, and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million.
Our $1.4 billion of net cash used in investing activities during the year ended December 31, 2021 primarily reflects purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $1.2 billion, payments for the development and acquisition of property and equipment of $57.4 million, net changes in loans of $28.4 million, purchases of bank-owned life insurance policies of $55.0 million and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million.
Cash Flows from Financing Activities
Our $36.7 million of net cash provided by financing activities for the year ended December 31, 2022 was principally the result of a net increase in customer deposits of $157.1 million and net borrowings on our revolving credit facility of $35.0 million, partially offset by share repurchases of our Class A common stock of $95.5 million and a net decrease in obligations to customers of $54.0 million.
Our $1.0 billion of net cash provided by financing activities for the year ended December 31, 2021 was principally the result of a net increase in customer deposits of $555.1 million, and a net increase in obligations to customers of $488.7 million.

Other Sources of Liquidity: 2019 Revolving Facility
In October 2019, we entered into a revolving credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving facility and matures in October 2024. At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) one-month LIBOR rate plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of December 31, 2022 was 5.52%.
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
As of December 31, 2022, we had $35.0 million outstanding on the 2019 Revolving Facility, with $65.0 million available for use.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At December 31, 2022, we were in compliance with all such covenants.
Material Cash Requirements
While the effect of COVID-19, increasing inflation and interest rates and other macro-economic events have created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and invest in property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, including GO2bank, new features for our existing products and IT infrastructure such as our core banking and card management systems in order to scale and operate effectively to meet our strategic objectives. While we expect these capital expenditures in 2023 will be at similar levels to our capital expenditures in 2022, we expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
Our remaining leases have terms of less than 1 year to approximately 10 years, subject to renewal options of varying terms, and as of December 31, 2022, we had a total lease liability of $8.4 million. See Note 20—Leases of the Notes to our Consolidated Financial Statements for additional information regarding our lease liabilities as of December 31, 2022.

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
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022			2021			2020
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$19,608	$2,273	11.6%	$25,101	$2,316	9.2%	$22,533	$2,454	10.9%
Taxable investment securities	2,581,235	40,349	1.6	1,271,329	13,831	1.1	506,152	7,031	1.4
Non-taxable investment securities	27,852	727	2.6	28,956	712	2.5	11,481	278	2.4
Federal reserve stock	7,693	324	4.2	7,069	322	4.6	5,473	272	5.0
Fee advances	9,672	2,061	21.3	6,756	1,491	22.1	7,775	1,455	18.7
Cash	965,070	13,085	1.4	2,012,597	2,539	0.1	1,769,837	5,709	0.3
Total interest-bearing assets	3,611,130	58,819	1.6%	3,351,808	21,211	0.6%	2,323,251	17,199	0.7%
Non-interest bearing assets	258,260			286,441			131,612
Total assets	$3,869,390			$3,638,249			$2,454,863

Liabilities
Interest-bearing liabilities
Checking accounts	$2,204	$38	1.7%	$5,345	$5	0.1%	$9,271	$54	0.6%
Savings deposits	16,004	289	1.8	26,745	25	0.1	20,702	41	0.2
Time deposits, denominations greater than or equal to $250	1,833	40	2.2	1,827	26	1.4	1,146	16	1.4
Time deposits, denominations less than $250	3,313	31	0.9	3,142	37	1.2	3,682	37	1.0
Total interest-bearing liabilities	23,354	398	1.7%	37,059	93	0.3%	34,801	148	0.4%
Non-interest bearing liabilities	3,683,481			3,304,652			2,173,578
Total liabilities	3,706,835			3,341,711			2,208,379
Total stockholders' equity	162,555			296,538			246,484
Total liabilities and stockholders' equity	$3,869,390			$3,638,249			$2,454,863

Net interest income/yield on earning assets		$58,421	(0.1)%		$21,118	0.3%		$17,051	0.3%
___________
(1)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
The following table presents the amount of changes in interest income and interest expense due to changes in both average volume and average rate for the years ended:

	December 31, 2022			December 31, 2021
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Interest-earning assets
Loans	$(43)	$(294)	$251	$(138)	$(543)	$405
Taxable investment securities	26,518	7,896	18,622	6,800	(1,139)	7,939
Non-taxable investment securities	15	40	(25)	434	4	430
Federal reserve stock	2	(13)	15	50	(20)	70
Fee advances	570	(50)	620	36	134	(98)
Cash	10,546	11,141	(595)	(3,170)	(4,092)	922
Change in interest income	$37,608	$18,720	$18,888	$4,012	$(5,656)	$9,668

Interest-bearing liabilities
Checking accounts	$33	$34	$(1)	$(49)	$(29)	$(20)
Savings deposits	264	270	(6)	(16)	(36)	20
Time deposits, denominations greater than or equal to $250	14	14	—	10	—	10
Time deposits, denominations less than $250	(6)	(8)	2	—	1	(1)
Change in interest expense	305	310	(5)	(55)	(64)	9
Change in net interest income and expense	$37,303	$18,410	$18,893	$4,067	$(5,592)	$9,659
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

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
	(In thousands)
Residential	$182	$325	$3,757	$—	$4,264
Commercial	2,512	30	—	—	2,542
Installment	—	1,327	80	—	1,407
Consumer	14,446	—	—	—	14,446
Secured credit card	7,840	—	—	—	7,840
Total fixed-income securities	$24,980	$1,682	$3,837	$—	$30,499
Allocation of Reserve of Credit Losses
The following table shows the reserve for credit losses allocated to each loan category:

	December 31, 2022		December 31, 2021
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(In thousands, except percentages)
Residential	$83	0.9%	$87	1.6%
Commercial	29	0.3	32	0.6
Installment	38	0.4	42	0.8
Consumer	7,880	86.8	4,384	78.9
Secured credit card	1,048	11.6	1,010	18.1
Total	$9,078	100.0%	$5,555	100.0%

Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$2,204	1.7%	$5,345	0.1%	$9,271	0.6%
Savings deposits	16,004	1.8	26,745	0.1	20,702	0.2
Time deposits, denominations greater than or equal to $250	1,833	2.2	1,827	1.4	1,146	1.4
Time deposits, denominations less than $250	3,313	0.9	3,142	1.2	3,682	1.0
Total interest-bearing deposit accounts	23,354	1.7%	37,059	0.3%	34,801	0.4%
Non-interest bearing deposit accounts	3,286,137		2,926,280		1,898,216
Total deposits	$3,309,491		$2,963,339		$1,933,017
Our aggregate deposits in denominations that met or exceeded FDIC limits were $215 million, $180 million and $115 million as of December 31, 2022, 2021 and 2020, respectively. Our time deposits portfolio in excess of FDIC limits is not material at December 31, 2022.
Key Financial and Credit Ratios
The following tables show certain of Green Dot Bank’s key financial and credit ratios for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Net return on assets	3.3%	2.0%	2.0%
Net return on equity	79.2	24.6	19.7
Equity to assets ratio	4.2	8.1	10.0
Allowance for credit losses to total loans outstanding	29.8	22.4	3.5
Nonaccrual loans to total loans outstanding	7.3	3.4	6.3
Allowance for credit losses to nonaccrual loans	405.4	648.9	55.5

	December 31, 2022	December 31, 2021	December 31, 2020
Net charge-offs during the period to average loans outstanding:	(In thousands)
Consumer
Net charge-off during the period	$34,699	$18,798	$—
Average amount outstanding	16,337	7,578	—
Secured credit card
Net charge-off during the period	517	1,382	1,269
Average amount outstanding	10,924	14,062	14,703
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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee

("FOMC") again increased the federal funds target rate in February 2023 to a range of 4.50%-4.75%, which will continue to impact the amount of net interest income we earn. While it is expected that the FOMC may continue to maintain elevated interest rates until the effects of economic inflation are abated, it is uncertain when or how many times interest rates will be increased. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, we expect the net effect to have a negative impact on our consolidated financial statements in 2023 compared to 2022.
As of December 31, 2022, we had $35.0 million outstanding under our $100.0 million line of credit agreement. Refer to Note 11—Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable LIBOR and margin in effect as of December 31, 2022, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Our exposure to credit risk associated with settlement assets is mitigated due to the short time period, currently an average of two days that settlement assets are outstanding. We perform an initial credit review and assign a credit limit to each new retail distributor, third-party payment processors and other partners. We monitor each partner's settlement asset exposure and its compliance with its specified contractual settlement terms on a daily basis and assess their credit limit and financial condition on a periodic basis. Our management's Enterprise Risk Management Committee is responsible for monitoring partner exposure and assigning credit limits and reports regularly to the risk committee of our Board of Directors. We continue to monitor our exposure to credit risk with our retail distributors and other business partners in light of the current macro-economic uncertainties.

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
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Green Dot Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Green Dot Corporation as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements") and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
As shown in the consolidated statement of operations and discussed in Note 2 and Note 3 of the consolidated financial statements, the Company recorded card revenues and other fees of $876.3 million, interchange revenues of $295.6 million, and cash processing revenues of $235.4 million in operating revenues for the year ended December 31, 2022. Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, and other card revenues, which include revenue associated with the Company’s gift card program. The Company records estimated cash back rewards as a reduction to card revenues and other fees. Cash processing include cash transfer revenues, Simply Paid disbursement revenues, and tax refund processing service revenues. The Company’s revenue recognition differs between each of these discrete revenue streams. The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

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
Los Angeles, California
February 28, 2023

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$813,945	$1,322,319
Restricted cash	5,900	3,321
Settlement assets	493,395	320,377
Accounts receivable, net	74,437	80,401
Prepaid expenses and other assets	78,155	81,380
Income tax receivable	—	1,354
Total current assets	1,465,832	1,809,152
Investment securities available-for-sale, at fair value	2,363,687	2,115,501
Loans to bank customers, net of allowance for credit losses of $9,078 and $5,555 as of December 31, 2022 and 2021, respectively	21,421	19,270
Prepaid expenses and other assets	192,901	136,400
Property, equipment, and internal-use software, net	160,222	135,341
Operating lease right-of-use assets	8,316	10,967
Deferred expenses	14,547	16,855
Net deferred tax assets	117,167	15,048
Goodwill and intangible assets	445,083	466,943
Total assets	$4,789,176	$4,725,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,891	$51,353
Deposits	3,450,105	3,286,889
Obligations to customers	218,239	124,221
Settlement obligations	40,691	15,682
Amounts due to card issuing banks for overdrawn accounts	328	513
Other accrued liabilities	98,580	128,294
Operating lease liabilities	3,167	6,918
Deferred revenue	25,029	28,903
Income tax payable	11,641	291
Total current liabilities	3,961,671	3,643,064
Other accrued liabilities	5,777	3,531
Operating lease liabilities	5,247	8,209
Line of credit	35,000	—
Total liabilities	4,007,695	3,654,804
Commitments and contingencies (Note 21)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2022 and 2021; 51,674 and 54,868 shares issued and outstanding as of December 31, 2022 and 2021, respectively	52	55
Additional paid-in capital	340,575	401,055
Retained earnings	763,582	699,370
Accumulated other comprehensive loss	(322,728)	(29,807)
Total stockholders’ equity	781,481	1,070,673
Total liabilities and stockholders’ equity	$4,789,176	$4,725,477
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$876,318	$788,834	$593,915
Cash processing revenues	235,445	245,539	293,216
Interchange revenues	295,646	380,037	351,843
Interest income, net	42,157	18,787	14,786
Total operating revenues	1,449,566	1,433,197	1,253,760
Operating expenses:
Sales and marketing expenses	297,900	382,163	415,111
Compensation and benefits expenses	243,939	264,686	233,155
Processing expenses	481,460	389,284	293,711
Other general and administrative expenses	331,892	330,590	281,710
Total operating expenses	1,355,191	1,366,723	1,223,687
Operating income	94,375	66,474	30,073
Interest expense, net	255	150	761
Other expense, net	(10,199)	(2,624)	(1,217)
Income before income taxes	83,921	63,700	28,095
Income tax expense	19,709	16,220	4,964
Net income	$64,212	$47,480	$23,131

Basic earnings per common share:	$1.20	$0.87	$0.43
Diluted earnings per common share:	$1.19	$0.85	$0.42
Basic weighted-average common shares issued and outstanding:	53,351	54,070	52,438
Diluted weighted-average common shares issued and outstanding:	53,871	55,220	53,685
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$64,212	$47,480	$23,131
Other comprehensive (loss) income
Unrealized holding (loss) gain, net of tax	(292,921)	(33,235)	1,388
Comprehensive (loss) income	$(228,709)	$14,245	$24,519
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2019	51,807	$52	$296,224	$629,040	$2,040	$927,356
Common stock issued under stock plans, net of withholdings and related tax effects	1,252	1	4,543	—	—	4,544
Stock-based compensation	—	—	53,694	—	—	53,694
Walmart restricted shares	975	1	(1)	—	—	—
Net income	—	—	—	23,131	—	23,131
Other comprehensive income	—	—	—	—	1,388	1,388
Cumulative effect adjustment for adoption of ASU No. 2016-13 (CECL)	—	—	—	(281)	—	(281)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	834	1	(4,824)	—	—	(4,823)
Stock-based compensation	—	—	51,419	—	—	51,419
Net income	—	—	—	47,480	—	47,480
Other comprehensive loss	—	—	—	—	(33,235)	(33,235)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	870	1	229	—	—	230
Stock-based compensation	—	—	34,812	—	—	34,812
Repurchases of Class A Common Stock	(4,064)	(4)	(95,521)	—	—	(95,525)
Net income	—	—	—	64,212	—	64,212
Other comprehensive loss	—	—	—	—	(292,921)	(292,921)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating activities
Net income	$64,212	$47,480	$23,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	57,101	57,024	58,005
Amortization of intangible assets	23,509	27,775	28,119
Provision for uncollectible overdrawn accounts from purchase transactions	13,771	19,822	7,684
Provision for loan losses	32,352	24,978	859
Stock-based compensation	34,812	51,419	53,694
Losses (earnings) in equity method investments	15,648	(1,579)	6,290
Realized gain on sale of available-for-sale investment securities	—	—	(5,073)
Amortization of (discount) premium on available-for-sale investment securities	(1,434)	2,563	999
Impairment of long-lived assets	4,264	—	21,719
Deferred income tax (benefit) expense	(6,674)	2,722	(15,003)
Other	(4,666)	144	169
Changes in operating assets and liabilities:
Accounts receivable, net	(7,807)	(32,468)	(16,177)
Prepaid expenses and other assets	5,417	(9,171)	980
Deferred expenses	2,308	1,477	(1,441)
Accounts payable and other accrued liabilities	41,098	(5,308)	37,640
Deferred revenue	(3,694)	1,282	576
Income tax receivable/payable	11,716	(14,128)	9,531
Other, net	(4,247)	(6,999)	(2,524)
Net cash provided by operating activities	277,686	167,033	209,178

Investing activities
Purchases of available-for-sale investment securities	(931,549)	(1,395,599)	(994,428)
Proceeds from maturities of available-for-sale securities	293,748	196,958	107,723
Proceeds from sales and calls of available-for-sale securities	3,488	6,823	198,895
Payments for acquisition of property and equipment	(84,326)	(57,432)	(59,035)
Net changes in loans	(32,057)	(28,385)	(453)
Investment in TailFin Labs, LLC	(35,000)	(35,000)	(35,000)
Purchases of other investments	(31,934)	(55,000)	—
Other investing activities	(2,558)	(852)	(3,534)
Net cash used in investing activities	(820,188)	(1,368,487)	(785,832)

Financing activities
Borrowings on revolving line of credit	100,000	—	100,000
Repayments on revolving line of credit	(65,000)	—	(135,000)
Proceeds from exercise of options and ESPP purchases	6,177	8,041	16,997
Taxes paid related to net share settlement of equity awards	(5,947)	(12,864)	(12,453)
Net changes in deposits	157,140	555,062	1,554,191
Net changes in settlement assets and obligations to customers	(53,991)	488,654	(512,534)
Contingent consideration payments	(1,647)	(4,000)	(4,000)
Repurchase of Class A common stock	(95,525)	—	—
Other financing activities	(4,500)	(4,500)	—
Net cash provided by financing activities	36,707	1,030,393	1,007,201

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(505,795)	(171,061)	430,547
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,325,640	1,496,701	1,066,154
Unrestricted cash, cash equivalents and restricted cash, end of period	$819,845	$1,325,640	$1,496,701

Cash paid for interest	$627	$1,434	$926
Cash paid for income taxes	$12,966	$27,200	$10,618

Reconciliation of unrestricted cash, cash equivalents and restricted cash
Unrestricted cash and cash equivalents	$813,945	$1,322,319	$1,491,842
Restricted cash	5,900	3,321	4,859
Total unrestricted cash, cash equivalents and restricted cash, end of period	$819,845	$1,325,640	$1,496,701
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2022 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under "Part I, Item 1A. Risk Factors" in this report.
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
Obligations to customers represent customer funds collected from (or to be remitted by) our retail distributors and partners for which the underlying products have not been activated. Once the underlying products have been activated, the customer funds are reclassified as deposits in a bank account established for the benefit of the customer. Included in this balance are also disbursements of customer funds that have been initiated but not yet settled. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks upon activation.
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
Restricted Cash
As of December 31, 2022 and 2021, restricted cash amounted to $5.9 million and $3.3 million, respectively. Restricted cash principally relates to pre-funding obligations for cardholder accounts at third-party issuing banks.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded total impairment charges of $4.3 million, $0, and $21.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Impairment charges for the year ended December 31, 2022 related to internal-use software that we determined would no longer be utilized. Impairment charges for the year ended December 31, 2020 were principally associated with capitalized internal-use software, and our operating lease right-of-use assets and other tenant improvements we determined to no longer be utilized as a result of our remote workforce strategy. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is an operating segment or one level below an operating segment, referred to as a component. We first assess qualitative factors to determine whether it is more likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the quantitative impairment test. If it is more likely-than-not goodwill is impaired, a quantitative impairment test compares the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, however, if the carrying amount of the reporting unit exceeds its estimated fair value, the difference is recorded as an impairment loss directly to goodwill. We may in any given period bypass the qualitative assessment and proceed directly to a quantitative method to assess and measure impairment of the reporting unit's goodwill.
For intangible assets subject to amortization, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds its estimated fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2022, 2021 and 2020.
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
Cash Processing Revenues
Our cash processing revenues consist of cash transfer revenues, Simply Paid disbursement revenues, and tax refund processing service revenues.
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
Included in sales and marketing expenses are advertising and marketing expenses of $31.2 million, $42.6 million and $37.5 million and shipping and handling costs of $2.3 million, $1.4 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Also included in sales and marketing expenses are use taxes to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
Stock-Based Compensation
We record stock-based compensation expense based on the grant-date fair value of the award. For stock options and stock purchases under our employee stock purchase plan, or ESPP, we base compensation expense on fair values estimated at the grant date using the Black-Scholes option-pricing model. For stock awards, including restricted stock units, we base compensation expense on the fair value of our common stock at the grant date. We recognize compensation expense for awards with only service conditions that have graded vesting schedules on a straight-line basis over the vesting period of the award. Vesting is based upon continued service to our company and we account for any forfeitures as they occur.
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
The following tables disaggregate our revenues earned from external customers by each of our reportable segments:

	Year Ended December 31, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$364,929	$165,878	$218,979	$749,786
Transferred over time	205,798	448,612	3,213	657,623
Operating revenues (1)	$570,727	$614,490	$222,192	$1,407,409

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Year Ended December 31, 2021
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$427,030	$176,716	$235,355	$839,101
Transferred over time	246,016	324,913	4,380	575,309
Operating revenues (1)	$673,046	$501,629	$239,735	$1,414,410

	Year Ended December 31, 2020
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$367,348	$161,520	$282,815	$811,683
Transferred over time	227,876	194,221	5,194	427,291
Operating revenues (1)	$595,224	$355,741	$288,009	$1,238,974

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
Contract Balances
As disclosed on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $26.0 million, $26.7 million and $25.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2022
Corporate bonds	$10,000	$—	$(654)	$9,346
Agency bond securities	240,272	—	(47,166)	193,106
Agency mortgage-backed securities	2,511,958	8	(373,704)	2,138,262
Municipal bonds	29,613	—	(6,640)	22,973
Total investment securities	$2,791,843	$8	$(428,164)	$2,363,687

December 31, 2021
Corporate bonds	$10,000	$—	$(27)	$9,973
Agency bond securities	230,841	—	(9,245)	221,596
Agency mortgage-backed securities	1,879,793	806	(32,268)	1,848,331
Municipal bonds	28,135	288	(243)	28,180
Asset-backed securities	7,326	99	(4)	7,421
Total investment securities	$2,156,095	$1,193	$(41,787)	$2,115,501
As of December 31, 2022 and 2021, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2022
Corporate bonds	$—	$—	$9,346	$(654)	$9,346	$(654)
Agency bond securities	8,972	(457)	184,133	(46,709)	193,105	(47,166)
Agency mortgage-backed securities	892,068	(67,569)	1,243,588	(306,135)	2,135,656	(373,704)
Municipal bonds	16,333	(3,370)	6,641	(3,270)	22,974	(6,640)
Total investment securities	$917,373	$(71,396)	$1,443,708	$(356,768)	$2,361,081	$(428,164)

December 31, 2021
Corporate bonds	$9,973	$(27)	$—	$—	$9,973	$(27)
Agency bond securities	52,865	(2,128)	168,730	(7,117)	221,595	(9,245)
Agency mortgage-backed securities	1,661,091	(27,899)	106,510	(4,369)	1,767,601	(32,268)
Municipal bonds	9,678	(243)	—	—	9,678	(243)
Asset-backed securities	2,358	(4)	—	—	2,358	(4)
Total investment securities	$1,735,965	$(30,301)	$275,240	$(11,486)	$2,011,205	$(41,787)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the years ended December 31, 2022 or 2021 on our available-for-sale investment securities. Unrealized losses as of December 31, 2022 and 2021 are the result of continued increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of December 31, 2022 and 2021 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to recent increases in interest rates by the Federal Reserve and from general volatility in market conditions.
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
As of December 31, 2022, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$51,050	$45,320
Due after five years through ten years	174,222	139,242
Due after ten years	54,613	40,863
Mortgage and asset-backed securities	2,511,958	2,138,262
Total investment securities	$2,791,843	$2,363,687
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Trade receivables	$26,083	$33,921
Reserve for uncollectible trade receivables	(169)	(82)
Net trade receivables	25,914	33,839

Overdrawn cardholder balances from purchase transactions	3,821	5,395
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,230)	(3,394)
Net overdrawn cardholder balances from purchase transactions	1,591	2,001

Cardholder fees	2,480	4,054
Receivables due from card issuing banks	3,211	4,645
Fee advances, net	28,924	20,643
Other receivables	12,317	15,219
Accounts receivable, net	$74,437	$80,401
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance, beginning of period	$3,394	$1,653	$3,398
Provision for uncollectible overdrawn accounts from purchase transactions	13,771	19,822	7,684
Charge-offs	(14,935)	(18,081)	(9,429)
Balance, end of period	$2,230	$3,394	$1,653

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2022
Residential	$—	$—	$—	$—	$4,264	$4,264
Commercial	—	—	—	—	2,542	2,542
Installment	—	—	—	—	1,407	1,407
Consumer	2,261	—	—	2,261	12,185	14,446
Secured credit card	712	722	2,239	3,673	4,167	7,840
Total loans	$2,973	$722	$2,239	$5,934	$24,565	$30,499

Percentage of outstanding	9.8%	2.4%	7.3%	19.5%	80.5%	100.0%

December 31, 2021
Residential	$—	$—	$—	$—	$3,722	$3,722
Commercial	—	—	—	—	3,392	3,392
Installment	—	—	3	3	1,340	1,343
Consumer	2,244	—	—	2,244	7,788	10,032
Secured credit card	43	98	853	994	5,342	6,336
Total loans	$2,287	$98	$856	$3,241	$21,584	$24,825

Percentage of outstanding	9.2%	0.4%	3.5%	13.1%	86.9%	100.0%
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
In December 2021, we made the determination to sell a portion of our secured credit card portfolio and reclassified these assets as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Upon re-classification, we reversed any previous allowance for credit loss on these portfolios and recorded an estimated valuation allowance to reflect the portfolio at its estimated fair value. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statements of operations. As of December 31, 2022 and 2021, the fair value of the loans held for sale amounted to approximately $5.3 million and $5.1 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2—Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2022	December 31, 2021
	(In thousands)
Residential	$153	$195
Installment	96	115
Secured credit card	2,239	853
Total loans	$2,488	$1,163

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2022		December 31, 2021
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,035	$229	$3,481	$241
Commercial	2,542	—	3,392	—
Installment	1,306	101	1,228	115
Consumer	14,446	—	10,032	—
Secured credit card	5,601	2,239	5,483	853
Total loans	$27,930	$2,569	$23,616	$1,209
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance, beginning of period	$5,555	$757	$1,166
Provision for loans	32,352	24,978	859
Loans charged off	(28,829)	(20,381)	(1,697)
Recoveries of loans previously charged off	—	201	429
Balance, end of period	$9,078	$5,555	$757
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
As of December 31, 2022 and 2021, our net investment in TailFin Labs amounted to approximately $82.4 million and $61.5 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of approximately $14.1 million, $2.3 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $4.8 million and $6.4 million at December 31, 2022 and 2021, respectively. We recorded equity in losses from this investment of approximately $1.6 million for the year ended December 31, 2022, and equity in earnings of $3.9 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.
Note 8—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Land	$205	$205
Building	605	605
Computer equipment, furniture, and office equipment	35,696	58,306
Computer software purchased	17,658	31,012
Capitalized internal-use software	321,732	271,503
Tenant improvements	7,066	5,007
	382,962	366,638
Less accumulated depreciation and amortization	(222,740)	(231,297)
Property and equipment, net	$160,222	$135,341
The net carrying value of capitalized internal-use software was $149.2 million and $125.1 million at December 31, 2022 and 2021, respectively.
Total depreciation and amortization expense was $57.1 million, $57.0 million and $58.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Included in those amounts are depreciation expense related to internal-use software of $49.9 million, $47.5 million and $43.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We recorded an impairment charge to property and equipment of $4.3 million, $0, and $21.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Impairment charges for the year ended December 31, 2022 related to internal-use software that we determined would no longer be utilized. Impairment charges for the year ended December 31, 2020 were primarily associated with capitalized internal-use software, as well as tenant improvements and other computer equipment at our office locations that would no longer provide any future economic benefit as a result of our remote workforce strategy.
Note 9—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Goodwill	$301,790	$301,790
Intangible assets, net	143,293	165,153
Goodwill and intangible assets	$445,083	$466,943

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Goodwill and Intangible Assets (continued)
Goodwill
There were no changes in the composition of goodwill from the previous year. We completed our annual goodwill impairment test as of September 30, 2022. Based on the results of the annual goodwill impairment test, we determined that each of the fair values of our reporting units exceeded their carrying values and therefore, no impairment was recorded.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$309,773	$(194,858)	$114,915	$309,773	$(174,543)	$135,230	12.8
Trade names	44,086	(24,126)	19,960	44,086	(21,331)	22,755	14.6
Patents	3,000	(2,182)	818	3,000	(1,909)	1,091	11.0
Software licenses	13,777	(6,291)	7,486	10,389	(4,551)	5,838	3.0
Other	5,964	(5,850)	114	5,964	(5,725)	239	5.0
Total intangible assets	$376,600	$(233,307)	$143,293	$373,212	$(208,059)	$165,153
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $23.5 million, $27.8 million, and $28.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. None of our intangible assets were impaired as of December 31, 2022 or 2021.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2023	$25,068
2024	23,756
2025	22,786
2026	21,891
2027	17,731
Thereafter	32,061
Total	$143,293
Note 10—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2022	2021
	(In thousands)
Non-interest bearing deposit accounts	$3,427,799	$3,258,650
Interest-bearing deposit accounts
Checking accounts	2,461	5,900
Savings	7,899	7,398
Secured card deposits	6,933	9,673
Time deposits, denominations greater than or equal to $250	2,275	2,497
Time deposits, denominations less than $250	2,738	2,771
Total interest-bearing deposit accounts	22,306	28,239
Total deposits	$3,450,105	$3,286,889

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2023	$1,592
Due in 2024	518
Due in 2025	730
Due in 2026	801
Due in 2027	1,372
Total time deposits	$5,013
As of December 31, 2022 and 2021, we had aggregate time deposits of $2.3 million and $2.5 million, respectively, in denominations that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit.
Note 11—Debt
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets, however, we may make voluntary repayments at any time prior to maturity. As of December 31, 2022, the outstanding balance on the 2019 Revolving Facility was $35 million.
At our election, loans made under the credit agreement bear interest at 1) a LIBOR rate (the “LIBOR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate and (c) a daily rate equal to one-month LIBOR plus 1.0% (the “Base Rate"), plus in either case an applicable margin. The margin is dependent upon on our total leverage ratio and varies from 1.25% to 2.00% for LIBOR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of December 31, 2022 was 5.52%.
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
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2022, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We did not incur any meaningful cash interest expense related to our debt during the years ended December 31, 2022 and 2021. Cash interest expense related to our debt was $0.6 million for the year ended December 31, 2020.

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
Comprehensive Income
The tax impact on unrealized losses and gains on investment securities available-for-sale for the years ended December 31, 2022, 2021 and 2020 was approximately $(94.6) million, $(11.5) million and $0.3 million, respectively.
Stock Repurchase Program
In February 2022, our Board of Directors authorized an increase to our stock repurchase program to $100 million for any future repurchases. As of December 31, 2022, we have an authorized $4.5 million remaining under our current stock repurchase program for additional repurchases.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stockholders’ Equity (continued)
Other Repurchases
In March 2022, we also entered into a repurchase plan under Rule 10b5-1 of the Exchange Act for $75 million that went into effect at the conclusion of the ASR. The agreement allowed for $10 million of monthly share repurchases through December 31, 2022 until the contract amount was reached, unless otherwise terminated. In December 2022, we early terminated the agreement just prior to completing the entire $75 million of repurchases. As of December 31, 2022, we repurchased 3,150,181 shares at a volume-weighted average price of $22.39 under our 10b5-1 plan.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vested in equal monthly increments through December 1, 2022, however, Walmart was entitled to voting rights and to participate in any dividends paid from the issuance date on the unvested balance. As such, the total amount of restricted shares issued were included in our total Class A shares outstanding at the end of each period. As of December 31, 2022, there were no unvested shares remaining.
The estimated grant-date fair value of the restricted shares is recorded as a component of stock-based compensation expense over the related period we expect to benefit under our relationship with Walmart.
Note 13—Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Approximately 3.8 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2022.
Stock-based compensation for the years ended December 31, 2022, 2021, and 2020 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Total stock-based compensation expense	$34,812	$51,419	$53,694
Related income tax benefit	4,417	3,375	6,573
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Restricted stock units granted	933	1,073	1,618
Weighted-average grant-date fair value	$27.77	$48.20	$31.12

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Stock-Based Compensation (continued)
Restricted stock unit activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,596	$42.71
Restricted stock units granted	933	27.77
Restricted stock units vested	(588)	41.72
Restricted stock units canceled	(386)	42.88
Outstanding at December 31, 2022	1,555	$34.08
The total fair value of restricted stock vested for the years ended December 31, 2022, 2021 and 2020 was $15.8 million, $23.4 million and $25.6 million, respectively, based on the price of our Class A common stock on the vesting date.
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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Performance restricted stock units granted	88	760	1,045
Weighted-average grant-date fair value	$27.74	$38.95	$33.15
Performance-based restricted stock unit activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2021	1,377	$35.96
Performance restricted stock units granted (at target)	88	27.74
Performance restricted stock units vested	(196)	37.57
Performance restricted stock units canceled	(651)	37.17
Actual adjustment for certified performance periods	26	49.78
Outstanding at December 31, 2022	644	$32.40
The total fair value of all performance-based restricted stock vested for the years ended December 31, 2022, 2021 and 2020 was $4.2 million, $17.6 million and $12.4 million, respectively, based on the price of our Class A common stock on the vesting date.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Stock-Based Compensation (continued)
Stock Options
Total stock option activity for the year ended December 31, 2022 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2021	1,204	$26.62
Options exercised	(14)	16.80
Options canceled	(19)	12.91
Outstanding at December 31, 2022	1,171	$26.97	3.66	$—
Exercisable at December 31, 2022	1,171	26.97	3.66	$—
We have not issued any stock option awards from our 2010 Equity Incentive Plan during the year ended December 31, 2022.
The total intrinsic value of options exercised was $0.1 million, $2.0 million and $10.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, the aggregate intrinsic value of our option awards outstanding was zero, as the fair value per Class A common share exceeded each option's exercise price.
As of December 31, 2022, there was $41.6 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance-based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 1.76 years. As of December 31, 2022, there was no remaining unrecognized compensation cost related to stock options.
Note 14—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
Federal	$20,304	$11,748	$15,846
State	5,413	1,126	3,650
Foreign	666	624	471
Current income tax expense	26,383	13,498	19,967
Deferred:
Federal	(4,031)	2,674	(11,212)
State	(2,730)	57	(3,722)
Foreign	87	(9)	(69)
Deferred income tax (benefit) expense	(6,674)	2,722	(15,003)
Income tax expense	$19,709	$16,220	$4,964
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.2	1.2	(2.0)
General business credits	(3.2)	(2.2)	(10.9)
Stock-based compensation	3.2	(2.6)	(7.7)
IRC 162(m) limitation	0.8	8.0	17.2
Capital loss valuation allowance release	—	—	(1.1)
Nondeductible penalties	—	—	1.1
Other	(0.5)	0.1	0.1
Effective tax rate	23.5%	25.5%	17.7%
The effective tax rate for the year ended December 31, 2022 and 2021 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The decrease in the effective tax rate for the year ended December 31, 2022 as compared to the prior year ended December 31, 2021 is primarily due to a decrease of the IRC 162(m) limitation on the deductibility of certain executive compensation and an increase of general business credits. This decrease was partially offset by tax shortfalls from stock-based compensation and an expenses related to state taxes, net of federal benefits.
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
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the year ended December 31, 2022, the provision for GILTI tax expense was not material to our financial statements.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,606	$8,292
Stock-based compensation	9,203	9,106
Reserve for overdrawn accounts	5,261	13,777
Accrued liabilities	6,462	8,590
Lease liabilities	1,384	2,696
Tax credit carryforwards	11,770	11,409
Unrealized loss on available-for-sale securities	105,393	9,730
Other	5,284	1,995
Total deferred tax assets	$153,363	$65,595
Deferred tax liabilities:
Internal-use software costs	$14,700	$31,591
Property and equipment, net	1,432	533
Deferred expenses	3,686	4,257
Intangible assets	15,020	12,482
Lease right-of-use assets	1,366	1,684
Total deferred tax liabilities	36,204	50,547
Net deferred tax assets	$117,159	$15,048

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2021. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020 and the examination remains ongoing as of December 31, 2022. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of December 31, 2022, we had federal net operating loss carryforwards of approximately $15.2 million and state net operating loss carryforwards of approximately $102.3 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2034. In regard to the state net operating loss carryforwards, approximately $59.0 million will expire between 2026 and 2042, while the remaining balance of approximately $43.3 million, does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $18.9 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will expire between 2023 and 2027.
As of December 31, 2022 and 2021, we had a liability of $11.2 million and $11.0 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Beginning balance	$10,972	$9,518	$8,398
Increases related to positions taken during prior years	6	84	482
Increases related to positions taken during the current year	1,260	1,470	1,500
Decreases due to a lapse of applicable statute of limitations	(1,060)	(100)	(862)
Ending balance	$11,178	$10,972	$9,518

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$10,720	$10,654	$9,424
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020, of approximately $0.9 million, $0.8 million and $0.5 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Earnings per Common Share
The calculation of basic and diluted earnings per share ("EPS") was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$64,212	$47,480	$23,131
Amount attributable to unvested Walmart restricted shares	(178)	(412)	(346)
Net income allocated to Class A common stockholders	$64,034	$47,068	$22,785
Denominator:
Weighted-average Class A shares issued and outstanding	53,351	54,070	52,438
Basic earnings per Class A common share	$1.20	$0.87	$0.43

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$64,034	$47,068	$22,785
Re-allocated earnings	2	9	8
Diluted net income allocated to Class A common stockholders	$64,036	$47,077	$22,793
Denominator:
Weighted-average Class A shares issued and outstanding	53,351	54,070	52,438
Dilutive potential common shares:
Stock options	29	464	233
Service based restricted stock units	160	408	708
Performance-based restricted stock units	295	265	306
Employee stock purchase plan	36	13	—
Diluted weighted-average Class A shares issued and outstanding	53,871	55,220	53,685
Diluted earnings per Class A common share	$1.19	$0.85	$0.42
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Class A common stock
Options to purchase Class A common stock	152	139	731
Service based restricted stock units	1,161	245	101
Performance-based restricted stock units	586	857	301
Unvested Walmart restricted shares	148	473	796
Total	2,047	1,714	1,929

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2—Summary of Significant Accounting Policies.
As of December 31, 2022 and 2021, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2022	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,346	$—	$9,346
Agency bond securities	—	193,106	—	193,106
Agency mortgage-backed securities	—	2,138,262	—	2,138,262
Municipal bonds	—	22,973	—	22,973
Loans held for sale	—	—	5,324	5,324
Total assets	$—	$2,363,687	$5,324	$2,369,011

December 31, 2021
Assets
Investment securities:
Corporate bonds	$—	$9,973	$—	$9,973
Agency bond securities	—	221,596	—	221,596
Agency mortgage-backed securities	—	1,848,331	—	1,848,331
Municipal bonds	—	28,180	—	28,180
Asset-backed securities	—	7,421	—	7,421
Loans held for sale	—	—	5,148	5,148
Total assets	$—	$2,115,501	$5,148	$2,120,649

Liabilities
Contingent consideration	$—	$—	$1,347	$1,347
We based the fair value of our fixed income securities held as of December 31, 2022 and 2021 on either quoted prices in active markets for similar assets or identical securities in inactive markets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2022 and 2021.
The following table presents changes in our contingent consideration payable for the years ended December 31, 2022, 2021 and 2020, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance, beginning of period	$1,347	$5,300	$9,300
Payments of contingent consideration	(1,647)	(4,000)	(4,000)
Change in fair value of contingent consideration	300	47	—
Balance, end of period	$—	$1,347	$5,300
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
Contingent Consideration
The fair value of contingent consideration obligations, such as the earn-out associated with our acquisition of UniRush LLC ("UniRush") in 2017, was estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions. Estimated payments were discounted using present value techniques to arrive at an estimated fair value. Our contingent consideration payable was classified as Level 3 because we used unobservable inputs to estimate fair value, including the probability of achieving certain earnings thresholds and appropriate discount rates. Changes in fair value of contingent consideration were recorded through operating expenses.
Debt
The fair value of our revolving line of credit is based on borrowing rates currently available to a market participant for loans with similar terms or maturity. The carrying amount of our revolving line of credit approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of our revolving line of credit is classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2022 and 2021 are presented in the table below.

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$21,421	$18,201	$19,270	$17,481

Financial Liabilities
Deposits	$3,450,105	$3,450,017	$3,286,889	$3,286,837

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit a portion of our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Substantially all of our investment portfolio as of December 31, 2022 is directly or indirectly backed by the U.S. federal government. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), we closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis and maintain adequate allowances. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors, well-established third-party payment processors and other business partners, which we frequently monitor and is further mitigated by the short collection period.
Note 19—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax or after-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 50% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $2.8 million, $2.3 million, and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 20—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 10 years, most of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $4.4 million, $3.9 million, and $9.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

	Year Ended December 31,
	2022	2021	2020

Cash paid for operating lease liabilities (in thousands)	$7,871	$10,101	$9,910
Weighted average remaining lease term (years)	3.4	2.8	3.3
Weighted average discount rate	4.9%	4.8%	4.8%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Leases (continued)
Maturities of our operating lease liabilities as of December 31, 2022 is as follows:

Operating Leases
(In thousands)
2023	$2,925
2024	3,935
2025	1,288
2026	280
2027	248
Thereafter	1,386
10,062
Less: imputed interest	(1,648)
Total lease liabilities	$8,414
Note 21—Commitments and Contingencies
Financial Commitments
As discussed in Note 7—Equity Method Investments, we are committed to making annual capital contributions in TailFin Labs, LLC of $35.0 million per year from January 2020 through January 2024.
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
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion was heard on December 12, 2022. On February 18, 2020, a shareholder derivative suit and securities class action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed in United States District Court for the Central District of California, against us and certain of our officers and directors. The suit avers purported breach of fiduciary duty and unjust enrichment claims, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, on the basis of the same wrongdoing alleged in the first lawsuit described above. The suit does not define the purported class allegedly damaged. These cases have been related and, pursuant to a stipulated agreement between the parties, the Hellman suit is stayed pending resolution of any motions to dismiss in the Koffsman case reference above, after which time the parties will meet and confer on a case schedule, including the schedule for defendants to respond to the complaint. We have not yet responded to the complaints in these matters.
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
Note 22—Significant Retailer and Partner Concentration
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2022	2021	2020
Walmart	21%	24%	27%
In addition, approximately 30%, 20%, and 13% of our total operating revenues for the years ended December 31, 2022, 2021 and 2020, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.

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
As of December 31, 2022 and 2021, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. There were no conditions or events since December 31, 2022 which management believes would have caused us or Green Dot Bank not to be considered "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$661,404	16.6%	4.0%	n/a
Common equity Tier 1 capital	$661,404	40.1%	4.5%	n/a
Tier 1 capital	$661,404	40.1%	6.0%	6.0%
Total risk-based capital	$675,043	40.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$389,541	9.6%	4.0%	5.0%
Common equity Tier 1 capital	$389,541	31.2%	4.5%	6.5%
Tier 1 capital	$389,541	31.2%	6.0%	8.0%
Total risk-based capital	$397,870	31.8%	8.0%	10.0%

	December 31, 2021
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$637,338	15.9%	4.0%	n/a
Common equity Tier 1 capital	$637,338	54.0%	4.5%	n/a
Tier 1 capital	$637,338	54.0%	6.0%	6.0%
Total risk-based capital	$648,038	54.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$329,162	9.1%	4.0%	5.0%
Common equity Tier 1 capital	$329,162	40.7%	4.5%	6.5%
Tier 1 capital	$329,162	40.7%	6.0%	8.0%
Total risk-based capital	$336,461	41.6%	8.0%	10.0%
In addition, Green Dot Bank is subject to regulatory restrictions that limit its ability to issue capital distributions, such as cash dividends, as it is required to maintain minimum levels of capital adequacy. As of December 31, 2022, the aggregate amount of net assets we determined were restricted at our bank was approximately $116.7 million.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Segment Information
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services.
Our Consumer Services segment consists of revenues and expenses derived from deposit account programs, such as consumer checking accounts, prepaid cards, secured credit cards, and gift cards that we offer to consumers (i) through distribution arrangements with more than 90,000 retail locations and thousands of neighborhood Financial Service Center locations (the "Retail channel"), and (ii) directly through various marketing channels, such as online search engine optimization, online displays, direct mail campaigns, mobile advertising, and affiliate referral programs (the "Direct channel").
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with some of the United States' most prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS channel"), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer channel") to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our Simply Paid Disbursements services utilized by our partners.
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
Our Corporate and Other segment primarily consists of net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses, which include our fixed expenses such as salaries, wages and related benefits for our employees, professional services fees, software licenses, telephone and communication costs, rent, utilities, and insurance. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges, and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Segment Information (continued)
The following tables present financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31,
	2022	2021	2020
Segment Revenue	(In thousands)
Consumer Services	$586,798	$694,725	$620,414
B2B Services	594,468	458,584	304,651
Money Movement Services	222,192	239,735	288,009
Corporate and Other	20,151	(5,169)	(12,554)
Total segment revenues	1,423,609	1,387,875	1,200,520
BaaS commissions and processing expenses	28,831	45,322	53,240
Other income	(2,874)	—	—
Total operating revenues	$1,449,566	$1,433,197	$1,253,760
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Year Ended December 31,
	2022	2021	2020
Segment Profit	(In thousands)
Consumer Services	$222,148	$223,604	$212,170
B2B Services	86,372	73,156	65,892
Money Movement Services	117,830	115,965	123,881
Corporate and Other	(187,596)	(195,761)	(196,131)
Total segment profit	238,754	216,964	205,812

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	57,101	57,024	58,006
Stock based compensation and related employer taxes	35,414	51,627	55,989
Amortization of acquired intangible assets	23,509	27,775	28,119
Impairment charges	4,264	—	21,719
Legal settlement expenses	16,021	1,108	—
Other expense	8,070	12,956	11,906
Operating income	94,375	66,474	30,073
Interest expense, net	255	150	761
Other expense, net	(10,199)	(2,624)	(1,217)
Income before income taxes	$83,921	$63,700	$28,095

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included in "Part II, Item 8" of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Corporate Governance and Director Independence—Code of Business Conduct and Ethics,” and “Corporate Governance and Director Independence—Committees of Our Board of Directors—Audit Committee.” With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2023 Annual Meeting of Shareholders in a section entitled “Additional Information—Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Executive Compensation” excluding the sub-caption “Equity Compensation Plan Information.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders under the captions “Corporate Governance and Director Independence of Directors” and “Transactions with Related Parties, Founders and Control Persons.”
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

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
3. Exhibits
The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Amendment to Amended and Restated Bylaws of Green Dot Corporation (dated March 4, 2020)	8-K	March 6, 2020	3.1

3.5	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Description of Securities.	10-K	March 2, 2020	4.1

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Second Amended and Restated 2001 Stock Plan and forms of notice of stock option grant, stock option agreement and stock option exercise letter.	S-1(A3)	June 2, 2010	10.02

10.3*	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements and related policies).	10-Q	August 6, 2020	10.4

10.4	2010 Employee Stock Purchase Plan.	S-1(A4)	June 29, 2010	10.19

10.5	Lease Agreement between the Registrant and Wells REIT II - Pasadena Corporate Park L.P., dated December 5, 2011	10-K	February 29, 2012	10.8

10.6+	2020 Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Walmart Apollo, LLC.	10-K	March 2, 2020	10.6

10.7†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and Mastercard International Incorporated.	10-Q/A	June 7, 2017	10.1

10.8†	Amendment to the Processing Services Agreement dated as of September 10, 2018 by and among the Registrant and Mastercard International Incorporated.	10-Q	November 9, 2018	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith

10.9*	Employment Agreement between Dan Henry and Green Dot Corporation dated March 24, 2020.	8-K	March 30, 2020	10.1

10.10*	Inducement Stock Option Award Agreement between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.3

10.11*	Inducement Award Agreement (Performance Restricted Stock Unit) between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.4

10.12*	Inducement Award Agreement (Restricted Stock Unit) between Dan Henry and Green Dot Corporation dated March 25, 2020.	10-Q	May 11, 2020	10.5

10.13*	Form of Executive Severance Agreement.	S-1(A-2)	April 26, 2010	10.12

10.14*	2020 Executive Officer Incentive Bonus Plan	8-K	February 26, 2020	10.01

10.15*	Green Dot Corporation Executive Incentive Plan	10-Q	November 6, 2020	10.1

10.16*	Employment Agreement between George Gresham and Green Dot Corporation dated October 21, 2021.	8-K	October 26, 2021	10.1

10.17*	Amended and Restated Employment Agreement, dated October 16, 2022, between Green Dot Corporation and George Gresham	8-K	October 17, 2022	10.1

21.1	Subsidiaries of Green Dot Corporation.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

31.1	Certification of George Gresham, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Jess Unruh, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of George Gresham, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Jess Unruh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

Green Dot Corporation

Date:	February 27, 2023	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ George Gresham	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Name:	George Gresham

By:	/s/ Jess Unruh	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Name:	Jess Unruh

By:	/s/ William I Jacobs	Chairman	February 27, 2023
Name:	William I Jacobs

By:	/s/ J. Chris Brewster	Director	February 27, 2023
Name:	J. Chris Brewster

By:	/s/ Rajeev V. Date	Director	February 27, 2023
Name:	Rajeev V. Date

By:	/s/ Saturnino Fanlo	Director	February 27, 2023
Name:	Saturnino Fanlo

By:	/s/ Peter Feld	Director	February 27, 2023
Name:	Peter Feld

By:	/s/ Jeffrey B. Osher	Director	February 27, 2023
Name:	Jeffrey B. Osher

By:	/s/ Ellen Richey	Director	February 27, 2023
Name:	Ellen Richey

By:	/s/ George T. Shaheen	Director	February 27, 2023
Name:	George T. Shaheen