Form 10-Q
period 2023-03-31
GREEN DOT CORP
filed 2023-05-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,039,692 shares of Class A common stock outstanding, par value $0.001 per share as of April 30, 2023.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$722,003	$813,945
Restricted cash	4,006	5,900
Investment securities available-for-sale, at fair value	15,660	—
Settlement assets	482,976	493,395
Accounts receivable, net	57,234	74,437
Prepaid expenses and other assets	63,878	78,155
Total current assets	1,345,757	1,465,832
Investment securities available-for-sale, at fair value	2,353,672	2,363,687
Loans to bank customers, net of allowance for loan losses of $13,254 and $9,078 as of March 31, 2023 and December 31, 2022, respectively	31,705	21,421
Prepaid expenses and other assets	224,198	192,901
Property, equipment, and internal-use software, net	166,038	160,222
Operating lease right-of-use assets	7,685	8,316
Deferred expenses	7,339	14,547
Net deferred tax assets	111,009	117,167
Goodwill and intangible assets	438,854	445,083
Total assets	$4,686,257	$4,789,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,121	$113,891
Deposits	3,344,903	3,450,105
Obligations to customers	200,102	218,239
Settlement obligations	28,545	40,691
Amounts due to card issuing banks for overdrawn accounts	334	328
Other accrued liabilities	89,916	98,580
Operating lease liabilities	3,207	3,167
Deferred revenue	15,298	25,029
Income tax payable	21,219	11,641
Total current liabilities	3,815,645	3,961,671
Other accrued liabilities	5,548	5,777
Operating lease liabilities	4,464	5,247
Line of credit	—	35,000
Total liabilities	3,825,657	4,007,695
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2023 and December 31, 2022; 51,994 and 51,674 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	52	52
Additional paid-in capital	347,385	340,575
Retained earnings	799,594	763,582
Accumulated other comprehensive loss	(286,431)	(322,728)
Total stockholders’ equity	860,600	781,481
Total liabilities and stockholders’ equity	$4,686,257	$4,789,176
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$239,866	$212,828
Cash processing revenues	101,823	100,028
Interchange revenues	64,015	78,856
Interest income, net	10,676	8,905
Total operating revenues	416,380	400,617
Operating expenses:
Sales and marketing expenses	75,212	83,526
Compensation and benefits expenses	68,781	66,264
Processing expenses	145,054	112,092
Other general and administrative expenses	76,338	87,143
Total operating expenses	365,385	349,025
Operating income	50,995	51,592
Interest expense, net	1,644	87
Other expense, net	(3,024)	(770)
Income before income taxes	46,327	50,735
Income tax expense	10,315	12,111
Net income	$36,012	$38,624

Basic earnings per common share:	$0.70	$0.70
Diluted earnings per common share	$0.69	$0.70
Basic weighted-average common shares issued and outstanding:	51,813	54,556
Diluted weighted-average common shares issued and outstanding:	52,021	55,230
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$36,012	$38,624
Other comprehensive income (loss)
Unrealized holding gain (loss), net of tax	36,297	(112,596)
Comprehensive income (loss)	$72,309	$(73,972)
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	320	—	(2,372)	—	—	(2,372)
Stock-based compensation	—	—	9,182	—	—	9,182
Net income	—	—	—	36,012	—	36,012
Other comprehensive income	—	—	—	—	36,297	36,297
Balance at March 31, 2023	51,994	$52	$347,385	$799,594	$(286,431)	$860,600

	Three Months Ended March 31, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	206	—	(2,615)	—	—	(2,615)
Stock-based compensation	—	—	14,858	—	—	14,858
Repurchases of Class A Common Stock	(781)	(1)	(24,999)	—	—	(25,000)
Net income	—	—	—	38,624	—	38,624
Other comprehensive loss	—	—	—	—	(112,596)	(112,596)
Balance at March 31, 2022	54,293	$54	$388,299	$737,994	$(142,403)	$983,944
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating activities
Net income	$36,012	$38,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	13,701	13,804
Amortization of intangible assets	5,664	6,517
Provision for uncollectible overdrawn accounts from purchase transactions	1,188	4,700
Provision for loan losses	10,252	10,499
Stock-based compensation	9,182	14,858
Losses in equity method investments	4,068	1,708
Amortization of discount on available-for-sale investment securities	(556)	(290)
Impairment of long-lived assets	—	2,263
Other	(1,008)	(583)
Changes in operating assets and liabilities:
Accounts receivable, net	16,015	7,101
Prepaid expenses and other assets	9,392	13,306
Deferred expenses	7,208	5,787
Accounts payable and other accrued liabilities	(10,415)	(4,430)
Deferred revenue	(9,945)	(8,934)
Income tax receivable/payable	9,880	12,023
Other, net	(106)	(1,311)
Net cash provided by operating activities	100,532	115,642

Investing activities
Purchases of available-for-sale investment securities	—	(288,958)
Proceeds from maturities of available-for-sale securities	37,070	86,106
Proceeds from sales and calls of available-for-sale securities	55	2,875
Payments for acquisition of property and equipment	(19,533)	(19,010)
Net changes in loans	(15,069)	(14,693)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Purchases of other investments	—	(31,934)
Other investing activities	(243)	—
Net cash used in investing activities	(32,720)	(300,614)

Financing activities
Borrowings on revolving line of credit	83,000	50,000
Repayments on revolving line of credit	(118,000)	(50,000)
Proceeds from exercise of options and ESPP purchases	144	92
Taxes paid related to net share settlement of equity awards	(2,516)	(2,707)
Net changes in deposits	(104,412)	318,280
Net changes in settlement assets and obligations to customers	(19,864)	(104,691)
Repurchase of Class A common stock	—	(25,000)
Net cash (used in) provided by financing activities	(161,648)	185,974

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(93,836)	1,002
Unrestricted cash, cash equivalents and restricted cash, beginning of period	819,845	1,325,640
Unrestricted cash, cash equivalents and restricted cash, end of period	$726,009	$1,326,642

Cash paid for interest	$2,016	$180
Cash paid (refund) for income taxes	$509	$(11)

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$722,003	$1,320,743
Restricted cash	4,006	5,899
Total unrestricted cash, cash equivalents and restricted cash, end of period	$726,009	$1,326,642
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2023. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2023 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended March 31, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$90,807	$34,288	$97,523	$222,618
Transferred over time	45,820	136,548	718	183,086
Operating revenues (1)	$136,627	$170,836	$98,241	$405,704

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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $14.4 million and $16.5 million for the three months ended March 31, 2023 and 2022, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2023
Corporate bonds	$10,000	$—	$(657)	$9,343
Agency bond securities	240,315	—	(43,626)	196,689
Agency mortgage-backed securities	2,475,406	6	(335,973)	2,139,439
Municipal bonds	29,552	—	(5,691)	23,861
Total investment securities	$2,755,273	$6	$(385,947)	$2,369,332

December 31, 2022
Corporate bonds	$10,000	$—	$(654)	$9,346
Agency bond securities	240,272	—	(47,166)	193,106
Agency mortgage-backed securities	2,511,958	8	(373,704)	2,138,262
Municipal bonds	29,613	—	(6,640)	22,973
Total investment securities	$2,791,843	$8	$(428,164)	$2,363,687

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of March 31, 2023 and December 31, 2022, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2023
Corporate bonds	$—	$—	$9,343	$(657)	$9,343	$(657)
Agency bond securities	9,129	(343)	187,559	(43,283)	196,688	(43,626)
Agency mortgage-backed securities	599,305	(25,615)	1,537,565	(310,358)	2,136,870	(335,973)
Municipal bonds	4,747	(288)	19,114	(5,403)	23,861	(5,691)
Total investment securities	$613,181	$(26,246)	$1,753,581	$(359,701)	$2,366,762	$(385,947)

December 31, 2022
Corporate bonds	$—	$—	$9,346	$(654)	$9,346	$(654)
Agency bond securities	8,972	(457)	184,133	(46,709)	193,105	(47,166)
Agency mortgage-backed securities	892,068	(67,569)	1,243,588	(306,135)	2,135,656	(373,704)
Municipal bonds	16,333	(3,370)	6,641	(3,270)	22,974	(6,640)
Total investment securities	$917,373	$(71,396)	$1,443,708	$(356,768)	$2,361,081	$(428,164)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three months ended March 31, 2023 or 2022 on our available-for-sale investment securities. Unrealized losses as of March 31, 2023 and December 31, 2022 are the result of increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of March 31, 2023 and December 31, 2022 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to recent increases in interest rates by the Federal Reserve, and general volatility in market conditions.
We do not intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
As of March 31, 2023, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$15,837	$15,660
Due after one year through five years	51,093	46,045
Due after five years through ten years	174,222	142,045
Due after ten years	54,552	41,804
Mortgage and asset-backed securities	2,459,569	2,123,778
Total investment securities	$2,755,273	$2,369,332
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Trade receivables	$28,541	$26,083
Reserve for uncollectible trade receivables	(380)	(169)
Net trade receivables	28,161	25,914

Overdrawn cardholder balances from purchase transactions	3,498	3,821
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,292)	(2,230)
Net overdrawn cardholder balances from purchase transactions	1,206	1,591

Cardholder fees	2,518	2,480
Receivables due from card issuing banks	3,847	3,211
Fee advances, net	4,533	28,924
Other receivables	16,969	12,317
Accounts receivable, net	$57,234	$74,437
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance, beginning of period	$2,230	$3,394
Provision for uncollectible overdrawn accounts from purchase transactions	1,188	4,700
Charge-offs	(1,126)	(3,746)
Balance, end of period	$2,292	$4,348

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2023
Residential	$—	$—	$—	$—	$4,604	$4,604
Commercial	—	—	—	—	2,540	2,540
Installment	—	—	—	—	3,840	3,840
Consumer	1,823	—	—	1,823	24,124	25,947
Secured credit card	680	570	2,220	3,470	4,558	8,028
Total loans	$2,503	$570	$2,220	$5,293	$39,666	$44,959

Percentage of outstanding	5.6%	1.3%	4.9%	11.8%	88.2%	100.0%

December 31, 2022
Residential	$—	$—	$—	$—	$4,264	$4,264
Commercial	—	—	—	—	2,542	2,542
Installment	—	—	—	—	1,407	1,407
Consumer	2,261	—	—	2,261	12,185	14,446
Secured credit card	712	722	2,239	3,673	4,167	7,840
Total loans	$2,973	$722	$2,239	$5,934	$24,565	$30,499

Percentage of outstanding	9.8%	2.4%	7.3%	19.5%	80.5%	100.0%
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
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the fair value of the loans held for sale amounted to approximately $4.6 million and $5.3 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the criteria for classification as nonperforming.

	March 31, 2023	December 31, 2022
	(In thousands)
Residential	$146	$153
Installment	92	96
Secured credit card	2,220	2,239
Total loans	$2,458	$2,488

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2023		December 31, 2022
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,492	$112	$4,035	$229
Commercial	2,540	—	2,542	—
Installment	3,748	92	1,306	101
Consumer	25,947	—	14,446	—
Secured credit card	5,808	2,220	5,601	2,239
Total loans	$42,535	$2,424	$27,930	$2,569
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance, beginning of period	$9,078	$5,555
Provision for loans	10,252	10,499
Loans charged off	(6,101)	(6,996)
Recoveries of loans previously charged off	25	—
Balance, end of period	$13,254	$9,058
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
As of March 31, 2023 and December 31, 2022, our net investment in TailFin Labs amounted to approximately $113.4 million and $82.4 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of $4.1 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $4.8 million at March 31, 2023 and December 31, 2022. Equity in earnings from this investment for the three months ended March 31, 2023 and 2022 were de minimis.
Note 8—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposit accounts	$3,325,110	$3,427,799
Interest-bearing deposit accounts
Checking accounts	1,028	2,461
Savings	7,619	7,899
Secured card deposits	6,398	6,933
Time deposits, denominations greater than or equal to $250	1,873	2,275
Time deposits, denominations less than $250	2,875	2,738
Total interest-bearing deposit accounts	19,793	22,306
Total deposits	$3,344,903	$3,450,105
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2023
(In thousands)
Due in 2023	$1,429
Due in 2024	538
Due in 2025	770
Due in 2026	858
Due in 2027	1,153
Total time deposits	$4,748

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of March 31, 2023, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. We also pay a commitment fee, which varies from 0.20% to 0.35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for SOFR Rate loans.
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2023, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We incurred total cash interest expense during the three months ended March 31, 2023 of approximately $1.6 million. We did not incur any interest expense during the three months ended March 31, 2022.
Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2023 and 2022 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.8	1.3
General business credits	(3.4)	(1.6)
Stock-based compensation	3.7	1.2
IRC 162(m) limitation	1.6	2.5
Bank owned life insurance	(1.6)	(0.7)
Nondeductible expenses	0.6	0.3
Other	(0.4)	(0.1)
Effective tax rate	22.3%	23.9%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
The effective tax rate for the three months ended March 31, 2023 and 2022 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, cash value growth in bank owned life insurance policies, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net decrease in the effective tax rate for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily due to the impact of an increase of $0.8 million in general business credits, an increase of $0.4 million in tax benefits from bank owned life insurance policies, a decrease of $0.5 million subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, and a decrease of $0.4 million in state income taxes, net of federal benefits. These decreases were partially offset by the impact of a $1.1 million increase in tax expense associated with shortfalls from stock-based compensation. We recognized a discrete tax expense related to tax shortfalls from stock based-compensation of $1.7 million for the three months ended March 31, 2023, compared to a $0.6 million discrete tax expense for the prior year comparable period.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains a number of revisions to the IRC, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. To date, these tax law revisions have had no immediate effect and we do not expect that they will have a material impact on our results of operations in the future.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the three months ended March 31, 2023 and 2022, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2023 and 2022, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2022. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of March 31, 2023. We do not expect the outcome of these examinations will have any material impact on our consolidated financial statements.
As of March 31, 2023, we have federal net operating loss carryforwards of approximately $15.2 million and state net operating loss carryforwards of approximately $102.3 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2034. Of our total state net operating loss carryforwards, approximately $59.0 million will expire between 2026 and 2042, while the remaining balance of approximately $43.3 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $20.9 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will start to expire on December 31, 2023 and continue to expire through December 31, 2027.
As of March 31, 2023 and December 31, 2022, we had a liability of $12.3 million and $11.2 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Beginning balance	$11,178	$10,972
Increases related to positions taken during the current year	1,260	1,410
Decreases related to positions settled with tax authorities	(90)	—
Ending balance	$12,348	$12,382

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$11,917	$12,060
As of March 31, 2023 and 2022, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.0 million and $0.9 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of March 31, 2023, we have an authorized $4.5 million remaining under our stock repurchase program for additional repurchases.
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
Other Repurchases
In March 2022, we also entered into a repurchase plan under Rule 10b5-1 of the Exchange Act for $75 million that went into effect at the conclusion of the ASR. The agreement allowed for $10 million of monthly share repurchases through December 31, 2022 until the contract amount was reached, unless otherwise terminated. In December 2022, we early terminated the agreement just prior to completing the entire $75 million of repurchases. We repurchased 3,150,181 shares at a volume-weighted average price of $22.39 under the 10b5-1 plan.
Walmart Restricted Shares
On January 2, 2020, we issued Walmart, in a private placement, 975,000 restricted shares of our Class A Common Stock. The shares vested in equal monthly increments through December 1, 2022; however, Walmart was entitled to voting rights and to participate in any dividends paid from the issuance date on the unvested balance. As such, the total amount of restricted shares issued were included in our total Class A shares outstanding. All shares issued to Walmart were fully vested as of December 31, 2022.
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
The total stock-based compensation expense recognized was $9.2 million and $14.9 million for the three months ended March 31, 2023 and 2022, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the three months ended March 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2022	1,555	$34.08
Restricted stock units granted	1,050	18.14
Restricted stock units vested	(363)	31.42
Restricted stock units canceled	(58)	37.16
Outstanding at March 31, 2023	2,184	$26.77
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2022	644	$32.40
Performance restricted stock units granted	724	18.13
Performance restricted stock units vested	(92)	34.91
Performance restricted stock units canceled	(28)	27.74
Adjustment for completed performance periods	15	46.82
Outstanding at March 31, 2023	1,263	$24.31
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
Stock Options
Total stock option activity for the three months ended March 31, 2023 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2022	1,171	$26.97
Options exercised	(8)	16.34
Outstanding at March 31, 2023	1,163	$27.04
Exercisable at March 31, 2023	1,163	$27.04
We did not issue any stock option awards from our 2010 Equity Incentive Plan for the periods presented in these consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$36,012	$38,624
Amount attributable to unvested Walmart restricted shares	—	(191)
Net income allocated to Class A common stockholders	$36,012	$38,433
Denominator:
Weighted-average Class A shares issued and outstanding	51,813	54,556
Basic earnings per Class A common share	$0.70	$0.70

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$36,012	$38,433
Re-allocated earnings	—	2
Diluted net income allocated to Class A common stockholders	$36,012	$38,435
Denominator:
Weighted-average Class A shares issued and outstanding	51,813	54,556
Dilutive potential common shares:
Stock options	—	214
Service-based restricted stock units	109	198
Performance-based restricted stock units	68	233
Employee stock purchase plan	31	29
Diluted weighted-average Class A shares issued and outstanding	52,021	55,230
Diluted earnings per Class A common share	$0.69	$0.70
The restricted shares issued to Walmart contained non-forfeitable rights to dividends and were considered participating securities for purposes of computing EPS pursuant to the two-class method. The computation above excludes income attributable to the unvested restricted shares from the numerator and excludes the dilutive impact of those underlying shares from the denominator.
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,163	139
Service-based restricted stock units	1,248	1,204
Performance-based restricted stock units	359	1,002
Unvested Walmart restricted shares	—	271
Total	2,770	2,616

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022.
As of March 31, 2023 and December 31, 2022, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2023	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,343	$—	$9,343
Agency bond securities	—	196,689	—	196,689
Agency mortgage-backed securities	—	2,139,439	—	2,139,439
Municipal bonds	—	23,861	—	23,861
Loans held for sale	—	—	4,597	4,597
Total assets	$—	$2,369,332	$4,597	$2,373,929

December 31, 2022
Assets
Investment securities:
Corporate bonds	$—	$9,346	$—	$9,346
Agency bond securities	—	193,106	—	193,106
Agency mortgage-backed securities	—	2,138,262	—	2,138,262
Municipal bonds	—	22,973	—	22,973
Loans held for sale	—	—	5,324	5,324
Total assets	$—	$2,363,687	$5,324	$2,369,011
We based the fair value of our fixed income securities held as of March 31, 2023 and December 31, 2022 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2023 or 2022.
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2023 and December 31, 2022 are presented in the table below.

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$31,705	$30,844	$21,421	$18,201

Financial Liabilities
Deposits	$3,344,903	$3,344,833	$3,450,105	$3,450,017

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
Our total lease expense amounted to approximately $1.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

March 31, 2023

Cash paid for operating lease liabilities (in thousands)	$983
Weighted average remaining lease term (years)	3.2
Weighted average discount rate	5.0%
Maturities of our operating lease liabilities as of March 31, 2023 is as follows:

Operating Leases
(In thousands)
Remainder of 2023	$2,925
2024	3,935
2025	1,288
2026	280
2027	248
Thereafter	1,386
Total	10,062
Less: imputed interest	(2,391)
Total lease liabilities	$7,671
Note 17—Commitments and Contingencies
Financial Commitments
As discussed in Note 7 — Equity Method Investments, we are committed to making annual capital contributions in TailFin Labs of $35.0 million per year from January 2020 through January 2024.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion was heard on December 12, 2022. On February 18, 2020, a shareholder derivative suit and securities class action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed in United States District Court for the Central District of California, against us and certain of our officers and directors. The suit avers purported breach of fiduciary duty and unjust enrichment claims, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, on the basis of the same wrongdoing alleged in the first lawsuit described above. The suit does not define the purported class allegedly damaged. These cases have been related and, pursuant to a stipulated agreement between the parties, the Hellman suit is stayed pending resolution of any motions to dismiss in the Koffsmon case reference above, after which time the parties will meet and confer on a case schedule, including the schedule for defendants to respond to the complaint. We have not yet responded to the complaints in these matters.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2023	2022
Walmart	17%	20%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Significant Retailer and Partner Concentration (continued)
In addition, approximately 32% and 23% of our total operating revenues for the three months ended March 31, 2023 and 2022, respectively, were generated from a single BaaS partner, but without a corresponding concentration to gross profit for the periods.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31,
	2023	2022
Segment Revenue	(In thousands)
Consumer Services	$139,833	$158,757
B2B Services	171,292	133,900
Money Movement Services	98,241	97,316
Corporate and Other	2,997	4,705
Total segment revenues	412,363	394,678
BaaS commissions and processing expenses	4,760	6,512
Other income	(743)	(573)
Total operating revenues	$416,380	$400,617
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Three Months Ended March 31,
	2023	2022
Segment Profit	(In thousands)
Consumer Services	$52,752	$54,288
B2B Services	22,219	22,264
Money Movement Services	61,026	61,460
Corporate and Other	(53,454)	(47,686)
Total segment profit	82,543	90,326

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	13,701	13,804
Stock based compensation and related employer taxes	9,549	15,169
Amortization of acquired intangible assets	5,664	6,517
Impairment charges	—	2,263
Legal settlement expenses	100	(426)
Other expense	2,534	1,407
Operating income	50,995	51,592
Interest expense, net	1,644	87
Other expense, net	(3,024)	(770)
Income before income taxes	$46,327	$50,735

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the "Securities Act") and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including increasing inflation and interest rates and other macro-economic impacts on our business, results of operations and financial condition and governmental and our responses to such events, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our Chief Operating Decision Maker (our "CODM" who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to our 2022 Annual Report on Form 10-K "Part 1, Item 1. Business" for more detailed information about our operations and Note 19—Segment Information in the notes to the accompanying unaudited consolidated financial statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Total operating revenues	$416,380	$400,617	$15,763	3.9%
Total operating expenses	365,385	349,025	16,360	4.7%
Net income	36,012	38,624	(2,612)	(6.8)%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three months ended March 31, 2023 increased $15.8 million, or 3.9%, over the prior year comparable period, driven primarily by higher revenues in our B2B Services segment, partially offset by lower revenues earned in our Consumer Services segment.
Our consolidated total operating revenues increased year-over-year due to the continued growth of certain BaaS partner programs, which resulted in an increase in our total gross dollar volume of 34% for the three months ended March 31, 2023. However, our deposit account programs overall were negatively impacted by several other factors, including our strategic decision to reduce marketing spend on GO2bank in the current period due to higher than expected acquisition costs per account, our decision to de-emphasize many of our legacy cardholder programs in support of GO2bank, macro-economic factors leading to economic challenges for consumers and other trends that have impacted acquisition at retail locations, and the non-renewal of certain BaaS partner programs as previously disclosed. Each of these factors impacted our consolidated active accounts, purchase volume and number of cash transfers, which decreased year-over-year by 22%, 15% and 2%, respectively.
In our Consumer Services segment, revenues decreased during the three months ended March 31, 2023 by 12%, over the prior year comparable period. Gross dollar volume, the number of active accounts, the number of direct deposit active accounts and purchase volume declined year-over-year for the three months ended March 31, 2023 by 14%, 21%, 13% and 13%, respectively. We believe these decreases are attributable to several factors discussed above, including lower account acquisition from reduced marketing spend on GO2bank, changes in consumer traffic within our retail locations and the non-renewal of one of our retail partner programs. These factors had a corresponding impact on the amount of revenue we earn from accounts, including through monthly maintenance fees, ATM fees and interchange fees. These revenue declines in our Consumer Services segment were partially offset by the continued adoption of our optional overdraft protection program services made available to accountholders across our portfolios.
Within our B2B Services segment, revenues increased by 28% during the three months ended March 31, 2023, over the prior year comparable period. The increase was driven by year-over-year growth in our gross dollar volume by 63%, despite reductions in the number of active accounts and purchase volume of 24% and 17%, respectively, over the same period. Growth in gross dollar volume concentrated from certain BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners, partially offset by the non-renewals of other BaaS partners as previously disclosed.
Money Movement Services segment revenues increased by 1% for the three months ended March 31, 2023, over the prior year comparable period. The increase in our Money Movement Services was primarily attributable to an increase in the number of tax refunds processed, which increased by 3% compared with the prior year period, partially offset by a decrease in the number of cash transfers processed, which decreased by 2% year-over-year. The decrease in cash transfers was the result of fewer active accounts within our Consumer Services and B2B Services segments discussed above. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, increased by 20% during the three months ended March 31, 2023. The increase in net interest income was attributable to the increase in the overall size of our investment securities portfolio, as well as an increase in short-term interest rates by the Federal Reserve, which have resulted in an increase in net interest income compared to the prior year. Revenues within our Corporate and Other segment was offset by the interest we share with certain BaaS partners.
Total operating expenses
Our total operating expenses for the three months ended March 31, 2023 increased by $16.4 million, or 5%, over the prior year comparable period. The increase in our total operating expenses for the comparable periods was primarily driven by an increase in processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs discussed above, and to a lesser extent, an increase in compensation and benefits expenses. Our compensation and benefits expenses increased primarily due to an increase in third-party call center support costs associated with the growth of certain programs also within our B2B Services segment, partially offset by a reduction in stock-based compensation expense, primarily due to forfeited awards associated with certain former executive officers and employees and the timing of awards granted in the current period versus the comparable prior year period.
The increase in total operating expenses was partially offset by lower sales and marketing expenses principally due to a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, as well as reduced marketing spend associated with GO2bank, and lower other general and administrative expenses. Other general and administrative expenses decreased during the three months ended March 31, 2023 in part due to lower overall transaction losses as a result of lower purchase volume and continued operational efficiencies in managing customer disputes and fraud, as well as reductions in professional services fees and certain impairment charges of internal-use software that did not recur in the current year period.
Income taxes
Our income tax expense for the three months ended March 31, 2023 decreased $1.8 million, or 15%, on a year-over-year basis. The decrease in our income tax expense was primarily due to a decrease in our taxable income and a decrease in our effective tax rate. Our effective tax rate for the three months ended March 31, 2023 was 22.3%, compared to 23.9% for the prior year period, primarily due to the impact of general business credits, tax benefits from bank owned life insurance policies, a decrease in state income taxes expense net of federal benefits, and a reduction in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation. These favorable decreases to our effective tax rate were partially offset by an increase in tax expense associated with shortfalls from stock-based compensation.
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains a number of revisions to the IRC, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. To date, these tax law changes have had no immediate effect and we do not expect that they will have a material impact on our results of operations in future periods.
Outlook and Other Trends Affecting Our Business
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on cost-effectively re-engaging in marketing initiatives in support of our GO2bank product and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. To support our efforts in building a modern banking platform, we expect our hosting costs and software licenses, a component of other general and administrative expenses, and salary and wage expenses, a component of compensation and benefits expenses to increase year-over-year in 2023. We also expect to continue to incur duplicative processing and other costs associated with the implementation of our modern banking platform as we expect to continue to operate redundant platforms until our technology transformation is completed. Once the implementation is completed, we expect a portion of our processing expenses to reduce and have a favorable impact to our margins. In addition, while we expect to continue to invest in and incur additional expenses in connection with our anti-money laundering ("AML") program, including improvements to our compliance controls, policies and procedures throughout 2023, we believe these investments will ultimately help mitigate and reduce our fraud losses over the long term.
In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020, which in recent years has impacted the yields on our cash and investment balances. Since then, the Federal Reserve has announced a number of increases in the federal funds rate, resulting in a current range of 5.00% to 5.25%. It is widely expected that the Federal Reserve will continue to maintain elevated interest rates until the effects of economic inflation are abated. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, we expect the net effect to have a negative impact on our consolidated financial statements in 2023 compared to 2022.
Based on the overall macro-economic environment, expected interest rate impacts, our commitment to making growth-oriented investments and the timing of the related expense savings from our technology transformation, the non-renewals in our Consumer Services and B2B Services segments, and trends occurring within our retail channel in our Consumer Services segment, we believe our consolidated operating profit will decline year-over-year in fiscal year 2023.
Further, the duration and magnitude of the continuing effects of macro-economic factors remain uncertain and dependent on various factors. See Part II, Item 1A, "Risk Factors," for an additional discussion of risks related to macro-economic factors.

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended March 31,
	2023	2022	Change	%
	(In millions, except percentages)
Gross dollar volume	$23,289	$17,436	$5,853	33.6%
Number of active accounts*	3.84	4.93	(1.09)	(22.1)%
Purchase volume	$6,145	$7,192	$(1,047)	(14.6)%
Number of cash transfers	8.70	8.87	(0.17)	(1.9)%
Number of tax refunds processed	9.91	9.61	0.3	3.1%
* Represents the number of active accounts as of March 31, 2023 and 2022, respectively.
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
Purchase Volume — Represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals and volume generated by certain BaaS programs where the BaaS partner receives interchange fees and we earn a platform fee. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. As discussed above, while the IRA includes a number of revisions to the IRC, to date, these tax law revisions have had no immediate effect and we do not expect that they will have a material impact on our results of operations going forward.
Critical Accounting Estimates
Reference is made to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Comparison of Three-Month Periods Ended March 31, 2023 and 2022
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$239,866	57.5%	$212,828	53.1%
Cash processing revenues	101,823	24.5	100,028	25.0
Interchange revenues	64,015	15.4	78,856	19.7
Interest income, net	10,676	2.6	8,905	2.2
Total operating revenues	$416,380	100.0%	$400,617	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $239.9 million for the three months ended March 31, 2023, an increase of $27.1 million, or 12.7%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. In addition, card revenues and other fees also increased due to customer adoption of optional features launched on our card programs, such as our overdraft protection program. These increases were partially offset by decreases in cardholder fees, such as monthly maintenance fees and ATM fees for the reasons discussed above in "Overview."
Cash Processing Revenues — Cash processing revenues totaled $101.8 million for the three months ended March 31, 2023, an increase of $1.8 million, or 2%, from the comparable prior year period. The increase is primarily due to higher overall tax processing revenues due to a 3% increase in the number of tax refunds processed, partially offset by a decline in the number of cash transfers processed as a result of fewer active accounts within our Consumer Services and B2B Services segments discussed above in "Overview."
Interchange Revenues — Interchange revenues totaled $64.0 million for the three months ended March 31, 2023, a decrease of $14.9 million, or 19%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume during the three months ended March 31, 2023, as well as a lower effective interchange rate earned for the comparable periods. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $10.7 million for the three months ended March 31, 2023, an increase of $1.8 million, or 20%, from the comparable prior year period. The increase in net interest income earned was the result of an increase in the overall size of our investment securities portfolio, funded primarily from the use of our cardholder deposit account programs. In addition, the Federal Reserve has instituted several increases in short-term interest rates in 2022 and 2023 to manage the effects of inflation, which also increased the amount of interest income we earned on our deposits and recent investments.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$75,212	18.1%	$83,526	20.8%
Compensation and benefits expenses	68,781	16.5	66,264	16.5
Processing expenses	145,054	34.8	112,092	28.0
Other general and administrative expenses	76,338	18.3	87,143	21.8
Total operating expenses	$365,385	87.7%	$349,025	87.1%
Sales and Marketing Expenses — Sales and marketing expenses totaled $75.2 million for the three months ended March 31, 2023, a decrease of $8.3 million, or 10% from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements and our strategic decision to reduce marketing spend on GO2bank in our Direct channel to manage our acquisition costs per account.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $68.8 million for the three months ended March 31, 2023, an increase of $2.5 million or 4% from the comparable prior year period. The increase was primarily driven by an increase in third-party call center support costs associated with the growth of certain programs within our B2B Services segment. These increases were partially offset by a decrease in stock-based compensation expense principally due to forfeited awards associated with certain former executive officers and employees and the timing of awards granted in the current period versus the comparable prior year period.
Processing Expenses — Processing expenses totaled $145.1 million for the three months ended March 31, 2023, an increase of $33.0 million or 29% from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $76.3 million for the three months ended March 31, 2023, a decrease of $10.8 million or 12%, from the comparable prior year period. The decrease in other general and administrative expenses was primarily due to lower overall transaction losses compared to the prior year period due to lower purchase volume and continued operational efficiencies in managing customer disputes and fraud, as well as reductions in professional services fees and certain impairment charges of internal-use software that did not recur in the current year period.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.8	1.3
General business credits	(3.4)	(1.6)
Stock-based compensation	3.7	1.2
IRC 162(m) limitation	1.6	2.5
Bank owned life insurance	(1.6)	(0.7)
Nondeductible expenses	0.6	0.3
Other	(0.4)	(0.1)
Effective tax rate	22.3%	23.9%
Our income tax expense totaled $10.3 million for the three months ended March 31, 2023, a decrease of $1.8 million or 15% from the prior year comparable period, primarily due to a decrease in taxable income and our effective tax rate. The decrease in our effective tax rate for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to the impact of general business credits, tax benefits from bank owned life insurance policies, a decrease in state income taxes expense net of federal benefits, and a reduction in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation. These favorable decreases to our effective tax rate were partially offset by an increase in tax expense associated with shortfalls from stock-based compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$139,833	$158,757	$(18,924)	(11.9)%
Segment expenses	87,081	104,469	(17,388)	(16.6)%
Segment profit	$52,752	$54,288	$(1,536)	(2.8)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$5,677	$6,621	$(944)	(14.3)%
Number of active accounts*	2.41	3.04	(0.63)	(20.7)%
Direct deposit active accounts*	0.60	0.69	(0.09)	(13.0)%
Purchase volume	$4,344	$5,017	$(673)	(13.4)%
* Represents total number of active and direct deposit active accounts as of March 31, 2023 and 2022, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2023	2022
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$5,677	$5,426	$5,495	$5,715	$6,621
Number of active accounts	2.41	2.37	2.51	2.78	3.04
Direct deposit active accounts	0.60	0.63	0.66	0.67	0.69
Purchase volume	$4,344	$4,229	$4,302	$4,588	$5,017
Segment revenues within Consumer Services for the three months ended March 31, 2023 decreased $18.9 million, or 12%, compared to the prior year comparable period, while our segment expenses for the three months ended March 31, 2023 decreased $17.4 million, or 17%.
Our gross dollar volume, purchase volume, total number of active accounts and direct deposit active accounts decreased during the three months ended March 31, 2023 by 14%, 13%, 21% and 13%, respectively, primarily from several factors discussed above, including reduced marketing spend on GO2bank and observed changes in consumer traffic within our retail locations, both of which have negatively impacted account acquisition, as well as the non-renewal of one of our partner programs.
Our monthly maintenance fees, ATM revenue and interchange revenues decreased as a result of the decreases in each of our key metrics stated above. These decreases were partially offset by continued customer adoption of optional features on our card programs, such as our overdraft protection program.
Consumer Services expenses decreased for the three months ended March 31, 2023 from the comparable prior year period due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, a decrease in marketing spend on GO2bank as discussed above, and a decrease in transactions losses due to both lower transaction volumes and improvement in loss rates.

As a result of each of these multiple factors, our segment profit decreased for the three months ended March 31, 2023 by approximately 3%.
B2B Services
The results of operations and key metrics of our B2B Services segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$171,292	$133,900	$37,392	27.9%
Segment expenses	149,073	111,636	37,437	33.5%
Segment profit	$22,219	$22,264	$(45)	(0.2)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$17,612	$10,815	$6,797	62.8%
Number of active accounts*	1.43	1.89	(0.46)	(24.3)%
Purchase volume	$1,801	$2,175	$(374)	(17.2)%
* Represents total number of active accounts as of March 31, 2023 and 2022, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2023	2022
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$17,612	$14,584	$13,187	$11,641	$10,815
Number of active accounts*	1.43	1.78	1.82	1.83	1.89
Purchase volume	$1,801	$2,063	$2,141	$2,172	$2,175
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three months ended March 31, 2023 increased $37.4 million, or 28%, compared to the prior year period, while our segment expenses for the three months ended March 31, 2023 increased $37.4 million, or 34%.
Our gross dollar volume during the three months ended March 31, 2023 increased 63% from the comparable prior year period despite the number of active accounts within this segment decreasing by 24% year-over-year. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user. The growth in gross dollar volume from these programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners. This increase was partially offset by a decrease in active accounts and the associated purchase volume due to the non-renewals of certain BaaS partners as previously disclosed, resulting in a lower amount of interchange revenue earned from the comparable prior year period .
B2B Services expenses increased for the three months ended March 31, 2023 from the comparable prior year period, principally due to higher processing expenses with the growth of certain BaaS account programs and higher third-party call center support costs as a result of the increase in gross dollar volume.
This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and, therefore, our segment profit for certain arrangements will not scale with revenue growth.

Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$98,241	$97,316	$925	1.0%
Segment expenses	37,215	35,856	1,359	3.8%
Segment profit	$61,026	$61,460	$(434)	(0.7)%

Key Metrics	(In millions, except percentages)
Number of cash transfers	8.70	8.87	(0.17)	(1.9)%
Number of tax refunds processed	9.91	9.61	0.3	3.1%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2023	2022
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	8.70	9.03	9.16	9.00	8.87
Number of tax refunds processed	9.91	0.20	0.28	4.48	9.61
Segment revenues within our Money Movement services for the three months ended March 31, 2023 increased $0.9 million, or 1%, from the comparable prior year period, and segment expenses for the three months ended March 31, 2023 increased $1.4 million, or 4%.
The increase in segment revenues for the three months ended March 31, 2023 was driven primarily by our tax processing revenues, which increased as a result of a 3% increase in the number of tax refunds processed compared to the prior year period. This increase was partially offset by a lower number of cash transfers processed, which decreased by 2%, from the prior year comparable period. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of lower active accounts within our Consumer Services and B2B Services segments discussed above.
Money Movement expenses increased during the three months ended March 31, 2023, primarily due to an increase in third-party costs in support the volume growth of our tax refund processing services, partially offset by a decrease in sales commissions from lower cash transfer revenues.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$2,997	$4,705	$(1,708)	(36.3)%
Unallocated corporate expenses and inter-segment eliminations	56,451	52,391	4,060	7.7%
Total	$(53,454)	$(47,686)	$(5,768)	12.1%
Revenues within Corporate and Other are comprised of net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue) and eliminations of inter-segment revenues. Unallocated corporate expenses include our fixed expenses such as salaries, wages and related benefits for our employees, professional services fees, software licenses, telephone and communication costs, rent, utilities, insurance and eliminations of inter-segment expenses. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 19—Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Total net interest income increased year-over-year for the three months ended March 31, 2023 as a result of an increase in the overall size of our investment securities portfolio and recent increases in interest rates by the Federal Reserve. This increase was offset by the interest we share with certain BaaS partners.
Unallocated corporate expenses for the three months ended March 31, 2023 increased year-over-year by approximately 8%, as a result of higher software licenses, and to a lesser extent, an increase in salary and wage expenses and related benefits, each in support of our investments to build a modern and scalable core banking and card management platform, as well as other growth initiatives as discussed above in "Overview."
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Total cash provided by (used in)
Operating activities	$100,532	$115,642
Investing activities	(32,720)	(300,614)
Financing activities	(161,648)	185,974
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(93,836)	$1,002
For the three months ended March 31, 2023 and 2022, we financed our operations primarily through our cash flows generated from operations. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of March 31, 2023, our primary source of liquidity was unrestricted cash and cash equivalents totaling $722.0 million. We also consider our $2.4 billion of available-for-sale investment securities to be highly liquid instruments.
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
Cash Flows from Operating Activities
Our $100.5 million of net cash provided by operating activities during the three months ended March 31, 2023 was the result of $36.0 million of net income, adjusted for certain non-cash operating items of $42.5 million and increases in net changes in our working capital assets and liabilities of $22.0 million. Our $115.6 million of net cash provided by operating activities during the three months ended March 31, 2022 was the result of $38.6 million of net income, adjusted for certain non-cash operating items of $53.5 million and net changes in our working capital assets and liabilities of $23.5 million.
Cash Flows from Investing Activities
Our $32.7 million of net cash used in investing activities during the three months ended March 31, 2023 was primarily due to capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, the acquisition of property and equipment of $19.5 million and net changes in loans of $15.1 million, partially offset by proceeds from maturities of available-for-sale securities of $37.1 million. Our $300.6 million of net cash used in investing activities during the three months ended March 31, 2022 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $200.0 million, the purchase of other bank investments of $31.9 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $19.0 million and net changes in loans of $15.0 million.
Cash Flows from Financing Activities
Our $161.6 million of net cash used in financing activities during the three months ended March 31, 2023 was principally the result of a net decrease in customer deposits of $104.4 million and a decrease of $19.9 million in obligations to customers. We also repaid $35.0 million, net of borrowings, on our revolving line of credit during the three months ended March 31, 2023. Our $186.0 million of net cash provided from financing activities during the three months ended March 31, 2022 was principally the result of a net increase in customer deposits of $318.3 million, partially offset by a decrease of $104.7 million in obligations to customers and share repurchases of our Class A common stock of $25.0 million. We also borrowed and repaid $50.0 million on our revolving line of credit during the three months ended March 31, 2022.
Other Sources of Liquidity: 2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. As of March 31, 2023, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At March 31, 2023, we were in compliance with all such covenants.
Material Cash Requirements
While the effect of COVID-19, increasing inflation and interest rates and other macro-economic factors have created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and invest in property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, including GO2bank, new features for our existing products and IT infrastructure such as our core banking and card management systems in order to scale and operate effectively to meet our strategic objectives. While we expect these capital expenditures in 2023 will be at similar levels to our capital expenditures in 2022, we expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
Contractual Obligations
There have been no material changes in our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As of March 31, 2023 and December 31, 2022, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since March 31, 2023 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$710,482	17.4%	4.0%	n/a
Common equity Tier 1 capital	$710,482	43.9%	4.5%	n/a
Tier 1 capital	$710,482	43.9%	6.0%	6.0%
Total risk-based capital	$728,150	45.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$364,861	8.9%	4.0%	5.0%
Common equity Tier 1 capital	$364,861	30.9%	4.5%	6.5%
Tier 1 capital	$364,861	30.9%	6.0%	8.0%
Total risk-based capital	$372,076	31.5%	8.0%	10.0%

	December 31, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$661,404	16.6%	4.0%	n/a
Common equity Tier 1 capital	$661,404	40.1%	4.5%	n/a
Tier 1 capital	$661,404	40.1%	6.0%	6.0%
Total risk-based capital	$675,043	40.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$389,541	9.6%	4.0%	5.0%
Common equity Tier 1 capital	$389,541	31.2%	4.5%	6.5%
Tier 1 capital	$389,541	31.2%	6.0%	8.0%
Total risk-based capital	$397,870	31.8%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") again increased the federal funds target rate in March 2023 to a range of 5.00%-5.25%, which will continue to impact the amount of net interest income we earn. While it is expected that the FOMC may continue to maintain elevated interest rates until the effects of economic inflation are abated, it is uncertain when or how many times interest rates will be increased. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, we expect the net effect to have a negative impact on our consolidated financial statements in 2023 compared to 2022.
As of March 31, 2023, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable SOFR and margin in effect as of March 31, 2023, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
MACROECONOMIC RISKS
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
The effects of the continued economic downturn associated with the COVID-19 pandemic and other global and macro-economic factors have resulted and may continue to result in rising inflation rates, interest rates, and unemployment rates, leading to economic challenges for consumers and reduced transaction and spending volumes on accounts. If current market conditions persist or deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk in a down economy, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A Common Stock. Additionally, if our borrowing rates were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
A significant portion of our operating revenues are derived from the products and services sold at our largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 17% for the three months ended March 31, 2023. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including due to the COVID-19 pandemic and rising inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other partners that collect funds and fees from our customers on our behalf. Our retail distributors and partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. The remittance of these funds by the retail distributor or partner takes on average two business days. If a retail distributor or other partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2023, we had assets subject to settlement risk of $483.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. As a bank holding company and an FHC, we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and FHCs. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Currently, under the Bank Holding Company Act (the "BHC Act"), we may not be able to engage in new activities or acquire shares or control of other businesses. Such restrictions might limit our ability to pursue future business opportunities which we might otherwise consider, but which might fall outside the scope of permissible activities. U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution's activities, including in connection with examinations, which take place on a continual basis. In some instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions, including those in examination reports. In addition, as part of the regular examination process, our and Green Dot Bank's regulators may advise us or our subsidiaries to operate under various restrictions as a prudential matter. Such restrictions may include not being able to engage in certain categories of new activities or acquire shares or control of other companies.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2023, interchange revenues represented 15% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us and Green Dot Bank are exempt from the limitations imposed by the Dodd-Frank Act, federal legislators and regulatory authorities have become increasingly focused on interchange fees, and continue to propose new legislation that could result in significant adverse changes to the rates we are able to charge and there can be no assurance that future regulation or changes by the payment networks will not substantially impact our interchange revenues. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
Litigation or investigations could result in significant settlements, fines or penalties.
We are subject to regulatory oversight in the normal course of our business and have been and from time to time may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements for further information regarding certain of our legal proceedings.
We may be unable to adequately protect our brand and our intellectual property rights related to our products and services or third parties may allege that we are infringing their intellectual property rights.
The Green Dot, GO2bank, MoneyPak, TPG and other brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement. We also rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 14 issued patents, 1 published patent and 1 patent application pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third parties.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $438.9 million as of March 31, 2023. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 8, 2023	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)