Form 10-Q
period 2023-06-30
GREEN DOT CORP
filed 2023-08-08
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,346,482 shares of Class A common stock outstanding, par value $0.001 per share as of July 31, 2023.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$661,452	$813,945
Restricted cash	4,000	5,900
Investment securities available-for-sale, at fair value	15,556	—
Settlement assets	523,606	493,395
Accounts receivable, net	61,109	74,437
Prepaid expenses and other assets	57,123	78,155
Total current assets	1,322,846	1,465,832
Investment securities available-for-sale, at fair value	2,268,857	2,363,687
Loans to bank customers, net of allowance for loan losses of $12,641 and $9,078 as of June 30, 2023 and December 31, 2022, respectively	29,966	21,421
Prepaid expenses and other assets	221,175	192,901
Property, equipment, and internal-use software, net	171,589	160,222
Operating lease right-of-use assets	6,685	8,316
Deferred expenses	1,792	14,547
Net deferred tax assets	118,841	117,167
Goodwill and intangible assets	431,154	445,083
Total assets	$4,572,905	$4,789,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,135	$113,891
Deposits	3,234,606	3,450,105
Obligations to customers	236,068	218,239
Settlement obligations	31,368	40,691
Amounts due to card issuing banks for overdrawn accounts	137	328
Other accrued liabilities	91,932	98,580
Operating lease liabilities	3,151	3,167
Deferred revenue	7,990	25,029
Income tax payable	13,957	11,641
Total current liabilities	3,725,344	3,961,671
Other accrued liabilities	2,927	5,777
Operating lease liabilities	3,395	5,247
Line of credit	—	35,000
Total liabilities	3,731,666	4,007,695
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2023 and December 31, 2022; 52,341 and 51,674 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	52	52
Additional paid-in capital	360,812	340,575
Retained earnings	800,172	763,582
Accumulated other comprehensive loss	(319,797)	(322,728)
Total stockholders’ equity	841,239	781,481
Total liabilities and stockholders’ equity	$4,572,905	$4,789,176
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$242,107	$218,574	$481,973	$431,402
Cash processing revenues	53,846	57,467	155,669	157,495
Interchange revenues	59,967	76,038	123,982	154,894
Interest income, net	9,956	10,690	20,632	19,595
Total operating revenues	365,876	362,769	782,256	763,386
Operating expenses:
Sales and marketing expenses	62,823	77,376	138,035	160,902
Compensation and benefits expenses	64,985	57,611	133,766	123,875
Processing expenses	153,126	112,388	298,180	224,480
Other general and administrative expenses	80,156	91,455	156,494	178,598
Total operating expenses	361,090	338,830	726,475	687,855
Operating income	4,786	23,939	55,781	75,531
Interest expense, net	238	29	1,882	116
Other expense, net	(2,224)	(4,038)	(5,248)	(4,808)
Income before income taxes	2,324	19,872	48,651	70,607
Income tax expense	1,746	4,864	12,061	16,975
Net income	$578	$15,008	$36,590	$53,632

Basic earnings per common share:	$0.01	$0.28	$0.70	$0.98
Diluted earnings per common share	$0.01	$0.27	$0.70	$0.97
Basic weighted-average common shares issued and outstanding:	52,193	53,928	52,004	54,240
Diluted weighted-average common shares issued and outstanding:	52,437	54,389	52,201	54,855
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$578	$15,008	$36,590	$53,632
Other comprehensive income (loss)
Unrealized holding (loss) gain, net of tax	(33,366)	(79,983)	2,931	(192,579)
Comprehensive (loss) income	$(32,788)	$(64,975)	$39,521	$(138,947)
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2023	51,994	$52	$347,385	$799,594	$(286,431)	$860,600
Common stock issued under stock plans, net of withholdings and related tax effects	347	—	2,811	—	—	2,811
Stock-based compensation	—	—	10,616	—	—	10,616
Net income	—	—	—	578	—	578
Other comprehensive loss	—	—	—	—	(33,366)	(33,366)
Balance at June 30, 2023	52,341	$52	$360,812	$800,172	$(319,797)	$841,239

	Three Months Ended June 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2022	54,293	$54	$388,299	$737,994	$(142,403)	$983,944
Common stock issued under stock plans, net of withholdings and related tax effects	292	1	2,013	—	—	2,014
Stock-based compensation	—	—	5,635	—	—	5,635
Repurchases of Class A Common Stock	(845)	(1)	(19,045)	—	—	(19,046)
Net income	—	—	—	15,008	—	15,008
Other comprehensive loss	—	—	—	—	(79,983)	(79,983)
Balance at June 30, 2022	53,740	$54	$376,902	$753,002	$(222,386)	$907,572
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	667	—	439	—	—	439
Stock-based compensation	—	—	19,798	—	—	19,798
Net income	—	—	—	36,590	—	36,590
Other comprehensive income	—	—	—	—	2,931	2,931
Balance at June 30, 2023	52,341	$52	$360,812	$800,172	$(319,797)	$841,239

	Six Months Ended June 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	498	1	(602)	—	—	(601)
Stock-based compensation	—	—	20,493	—	—	20,493
Repurchases of Class A Common Stock	(1,626)	(2)	(44,044)	—	—	(44,046)
Net income	—	—	—	53,632	—	53,632
Other comprehensive loss	—	—	—	—	(192,579)	(192,579)
Balance at June 30, 2022	53,740	$54	$376,902	$753,002	$(222,386)	$907,572
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Operating activities
Net income	$36,590	$53,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	27,587	28,399
Amortization of intangible assets	12,945	12,181
Provision for uncollectible overdrawn accounts from purchase transactions	5,529	7,407
Provision for loan losses	15,731	18,452
Stock-based compensation	19,798	20,493
Losses in equity method investments	7,611	6,647
Amortization of discount on available-for-sale investment securities	(1,129)	(544)
Impairment of long-lived assets	—	4,134
Other	(2,293)	(1,445)
Changes in operating assets and liabilities:
Accounts receivable, net	7,799	5,614
Prepaid expenses and other assets	16,023	15,809
Deferred expenses	12,755	9,562
Accounts payable and other accrued liabilities	(14,993)	12,046
Deferred revenue	(17,466)	(14,192)
Income tax receivable/payable	1,706	11,968
Other, net	(427)	(2,709)
Net cash provided by operating activities	127,766	187,454

Investing activities
Purchases of available-for-sale investment securities	—	(694,358)
Proceeds from maturities of available-for-sale securities	82,221	165,635
Proceeds from sales and calls of available-for-sale securities	56	2,875
Payments for acquisition of property and equipment	(38,120)	(36,537)
Net changes in loans	(17,866)	(18,732)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Purchases of other investments	—	(31,934)
Other investing activities	(872)	(1,448)
Net cash used in investing activities	(9,581)	(649,499)

Financing activities
Borrowings on revolving line of credit	83,000	50,000
Repayments on revolving line of credit	(118,000)	(50,000)
Proceeds from exercise of options and ESPP purchases	3,415	3,415
Taxes paid related to net share settlement of equity awards	(2,976)	(4,016)
Net changes in deposits	(216,312)	85,240
Net changes in settlement assets and obligations to customers	(21,705)	(120,063)
Contingent consideration payments	—	(1,647)
Repurchase of Class A common stock	—	(44,046)
Net cash used in financing activities	(272,578)	(81,117)

Net decrease in unrestricted cash, cash equivalents and restricted cash	(154,393)	(543,162)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	819,845	1,325,640
Unrestricted cash, cash equivalents and restricted cash, end of period	$665,452	$782,478

Cash paid for interest	$2,721	$326
Cash paid for income taxes	$9,289	$4,086

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$661,452	$776,305
Restricted cash	4,000	6,173
Total unrestricted cash, cash equivalents and restricted cash, end of period	$665,452	$782,478
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2023. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2023 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
Note 3—Revenues
As discussed in Note 19 — Segment Information, we determine our operating segments based on how our chief operating decision maker manages our operations, makes operating decisions and evaluates operating performance. Within our segments, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors can be further illustrated based on the timing in which revenue for each of our products and services is recognized. Our products and services are offered to customers within the United States and certain U.S. territories.
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended June 30, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$85,971	$34,074	$49,179	$169,224
Transferred over time	39,971	145,930	795	186,696
Operating revenues (1)	$125,942	$180,004	$49,974	$355,920

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Three Months Ended June 30, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$92,430	$42,467	$53,337	$188,234
Transferred over time	53,971	109,068	806	163,845
Operating revenues (1)	$146,401	$151,535	$54,143	$352,079

	Six Months Ended June 30, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$176,778	$68,362	$146,702	$391,842
Transferred over time	85,791	282,478	1,513	369,782
Operating revenues (1)	$262,569	$350,840	$148,215	$761,624

	Six Months Ended June 30, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$187,320	$83,690	$149,741	$420,751
Transferred over time	113,500	207,822	1,718	323,040
Operating revenues (1)	$300,820	$291,512	$151,459	$743,791

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $7.6 million and $9.0 million in revenue for the three months ended June 30, 2023 and 2022, respectively, and $22.0 million and $25.5 million for the six months ended June 30, 2023 and 2022, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2023
Corporate bonds	$10,000	$—	$(642)	$9,358
Agency bond securities	240,358	—	(45,237)	195,121
Agency mortgage-backed securities	2,430,788	4	(374,346)	2,056,446
Municipal bonds	29,547	—	(6,059)	23,488
Total investment securities	$2,710,693	$4	$(426,284)	$2,284,413

December 31, 2022
Corporate bonds	$10,000	$—	$(654)	$9,346
Agency bond securities	240,272	—	(47,166)	193,106
Agency mortgage-backed securities	2,511,958	8	(373,704)	2,138,262
Municipal bonds	29,613	—	(6,640)	22,973
Total investment securities	$2,791,843	$8	$(428,164)	$2,363,687
As of June 30, 2023 and December 31, 2022, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2023
Corporate bonds	$—	$—	$9,358	$(642)	$9,358	$(642)
Agency bond securities	—	—	195,121	(45,237)	195,121	(45,237)
Agency mortgage-backed securities	360,104	(17,449)	1,693,793	(356,897)	2,053,897	(374,346)
Municipal bonds	4,514	(486)	18,974	(5,573)	23,488	(6,059)
Total investment securities	$364,618	$(17,935)	$1,917,246	$(408,349)	$2,281,864	$(426,284)

December 31, 2022
Corporate bonds	$—	$—	$9,346	$(654)	$9,346	$(654)
Agency bond securities	8,972	(457)	184,133	(46,709)	193,105	(47,166)
Agency mortgage-backed securities	892,068	(67,569)	1,243,588	(306,135)	2,135,656	(373,704)
Municipal bonds	16,333	(3,370)	6,641	(3,270)	22,974	(6,640)
Total investment securities	$917,373	$(71,396)	$1,443,708	$(356,768)	$2,361,081	$(428,164)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three and six months ended June 30, 2023 or 2022 on our available-for-sale investment securities. Unrealized losses as of June 30, 2023 and December 31, 2022 are the result of increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of June 30, 2023 and December 31, 2022 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to recent increases in interest rates by the Federal Reserve, and general volatility in market conditions.
We do not currently intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of June 30, 2023, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$15,738	$15,556
Due after one year through five years	51,135	45,765
Due after five years through ten years	174,223	140,826
Due after ten years	54,547	41,376
Mortgage and asset-backed securities	2,415,050	2,040,890
Total investment securities	$2,710,693	$2,284,413
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Trade receivables	$20,342	$26,083
Reserve for uncollectible trade receivables	(98)	(169)
Net trade receivables	20,244	25,914

Overdrawn cardholder balances from purchase transactions	4,040	3,821
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,692)	(2,230)
Net overdrawn cardholder balances from purchase transactions	1,348	1,591

Cardholder fees	2,853	2,480
Receivables due from card issuing banks	10,045	3,211
Fee advances, net	4,043	28,924
Other receivables	22,576	12,317
Accounts receivable, net	$61,109	$74,437
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$2,292	$4,348	$2,230	$3,394
Provision for uncollectible overdrawn accounts from purchase transactions	4,341	2,707	5,529	7,407
Charge-offs	(3,941)	(5,022)	(5,067)	(8,768)
Balance, end of period	$2,692	$2,033	$2,692	$2,033

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2023
Residential	$—	$—	$—	$—	$4,824	$4,824
Commercial	—	—	—	—	2,530	2,530
Installment	—	—	—	—	4,132	4,132
Consumer	2,186	—	—	2,186	19,502	21,688
Secured credit card	798	781	1,956	3,535	5,898	9,433
Total loans	$2,984	$781	$1,956	$5,721	$36,886	$42,607

Percentage of outstanding	7.0%	1.8%	4.6%	13.4%	86.6%	100.0%

December 31, 2022
Residential	$—	$—	$—	$—	$4,264	$4,264
Commercial	—	—	—	—	2,542	2,542
Installment	—	—	—	—	1,407	1,407
Consumer	2,261	—	—	2,261	12,185	14,446
Secured credit card	712	722	2,239	3,673	4,167	7,840
Total loans	$2,973	$722	$2,239	$5,934	$24,565	$30,499

Percentage of outstanding	9.8%	2.4%	7.3%	19.5%	80.5%	100.0%
We offer an optional overdraft protection program service on certain demand deposit account programs that allows customers who opt-in and meet certain criteria to spend up to a pre-authorized amount in excess of their available balance. When overdrawn, the purchase related balances due on these deposit accounts are reclassified as consumer loans. Fees due from our cardholders for our overdraft service are included as a component of accounts receivable. Overdrawn balances are unsecured and considered immediately due from the customer.
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the fair value of the loans held for sale amounted to approximately $4.3 million and $5.3 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the criteria for classification as nonperforming.

	June 30, 2023	December 31, 2022
	(In thousands)
Residential	$140	$153
Installment	87	96
Secured credit card	1,956	2,239
Total loans	$2,183	$2,488

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	June 30, 2023		December 31, 2022
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,761	$63	$4,035	$229
Commercial	2,530	—	2,542	—
Installment	4,044	88	1,306	101
Consumer	21,688	—	14,446	—
Secured credit card	7,477	1,956	5,601	2,239
Total loans	$40,500	$2,107	$27,930	$2,569
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$13,254	$9,058	$9,078	$5,555
Provision for loans	5,480	7,953	15,731	18,452
Loans charged off	(6,146)	(6,807)	(12,246)	(13,803)
Recoveries of loans previously charged off	53	—	78	—
Balance, end of period	$12,641	$10,204	$12,641	$10,204
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
As of June 30, 2023 and December 31, 2022, our net investment in TailFin Labs amounted to approximately $110.2 million and $82.4 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of $3.1 million and $5.0 million for the three months ended June 30, 2023 and 2022, respectively, and $7.2 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $4.4 million and $4.8 million at June 30, 2023 and December 31, 2022, respectively. Equity in earnings from this investment for the three and six months ended June 30, 2023 and 2022 were de minimis.
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposit accounts	$3,214,944	$3,427,799
Interest-bearing deposit accounts
Checking accounts	1,494	2,461
Savings	7,243	7,899
Secured card deposits	5,899	6,933
Time deposits, denominations greater than or equal to $250	788	2,275
Time deposits, denominations less than $250	4,238	2,738
Total interest-bearing deposit accounts	19,662	22,306
Total deposits	$3,234,606	$3,450,105
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2023
(In thousands)
Due in 2023	$1,020
Due in 2024	539
Due in 2025	1,031
Due in 2026	531
Due in 2027	1,073
Thereafter	832
Total time deposits	$5,026

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of June 30, 2023, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
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
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2023, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We incurred total cash interest expense during the three and six months ended June 30, 2023 of approximately $0.2 million and $1.8 million, respectively. We did not incur any interest expense during the three and six months ended June 30, 2022.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2023 and 2022 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	0.8
General business credits	(3.3)	(1.7)
Stock-based compensation	4.7	1.7
IRC 162(m) limitation	1.8	2.3
Bank owned life insurance	(1.4)	(0.7)
Nondeductible expenses	1.0	0.4
Other	(0.5)	0.2
Effective tax rate	24.8%	24.0%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
The effective tax rate for the six months ended June 30, 2023 and 2022 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, cash value growth in bank owned life insurance policies, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net increase in the effective tax rate for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily due to the impact of an increase of $0.2 million in state income taxes, net of federal benefits, and the impact of a $1.1 million increase in tax expense associated with shortfalls from stock-based compensation. We recognized a discrete tax expense related to tax shortfalls from stock-based compensation of $2.3 million for the six months ended June 30, 2023, compared to a $1.2 million discrete tax expense for the prior year comparable period. These increases were partially offset by the impact of an increase of $0.2 million in tax benefits from bank owned life insurance policies, a decrease of $0.7 million subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, and the impact of general business credits.
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
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the six months ended June 30, 2023 and 2022, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2023 and 2022, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2022. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of June 30, 2023. We do not expect the outcome of these examinations will have any material impact on our consolidated financial statements.
As of June 30, 2023, we have federal net operating loss carryforwards of approximately $15.2 million and state net operating loss carryforwards of approximately $102.3 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2034. Of our total state net operating loss carryforwards, approximately $59.0 million will expire between 2026 and 2042, while the remaining balance of approximately $43.3 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $20.9 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will start to expire on December 31, 2023 and continue to expire through December 31, 2027.
As of June 30, 2023 and December 31, 2022, we had a liability of $12.3 million and $11.2 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Beginning balance	$11,178	$10,972
Increases related to positions taken during prior years	1,260	—
Increases related to positions taken during the current year	—	1,410
Decreases related to positions settled with tax authorities	(90)	—
Ending balance	$12,348	$12,382

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$11,899	$12,055
As of June 30, 2023 and 2022, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.2 million and $1.0 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of June 30, 2023, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases.
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
The total stock-based compensation expense recognized was $10.6 million and $5.6 million for the three months ended June 30, 2023 and 2022, respectively, and $19.8 million and $20.5 million for the six months ended June 30, 2023 and 2022, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the six months ended June 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2022	1,555	$34.08
Restricted stock units granted	1,332	18.15
Restricted stock units vested	(507)	33.29
Restricted stock units canceled	(119)	32.45
Outstanding at June 30, 2023	2,261	$24.96
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2022	644	$32.40
Performance restricted stock units granted	724	18.13
Performance restricted stock units vested	(92)	34.91
Performance restricted stock units canceled	(40)	27.01
Adjustment for completed performance periods	15	46.82
Outstanding at June 30, 2023	1,251	$24.30
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
Stock Options
Total stock option activity for the six months ended June 30, 2023 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2022	1,171	$26.97
Options exercised	(8)	16.34
Options canceled	(139)	50.89
Outstanding at June 30, 2023	1,024	$23.81
Exercisable at June 30, 2023	1,024	$23.81
We did not issue any stock option awards from our 2010 Equity Incentive Plan for the periods presented in these consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share (EPS) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$578	$15,008	$36,590	$53,632
Amount attributable to unvested Walmart restricted shares	—	(53)	—	(226)
Net income allocated to Class A common stockholders	$578	$14,955	$36,590	$53,406
Denominator:
Weighted-average Class A shares issued and outstanding	52,193	53,928	52,004	54,240
Basic earnings per Class A common share	$0.01	$0.28	$0.70	$0.98

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$578	$14,955	$36,590	$53,406
Re-allocated earnings	—	1	—	3
Diluted net income allocated to Class A common stockholders	$578	$14,956	$36,590	$53,409
Denominator:
Weighted-average Class A shares issued and outstanding	52,193	53,928	52,004	54,240
Dilutive potential common shares:
Stock options	—	121	—	169
Service-based restricted stock units	192	182	135	191
Performance-based restricted stock units	41	148	52	243
Employee stock purchase plan	11	10	10	12
Diluted weighted-average Class A shares issued and outstanding	52,437	54,389	52,201	54,855
Diluted earnings per Class A common share	$0.01	$0.27	$0.70	$0.97
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,027	139	1,094	139
Service-based restricted stock units	754	1,256	866	1,204
Performance-based restricted stock units	444	867	332	822
Unvested Walmart restricted shares	—	190	—	230
Total	2,225	2,452	2,292	2,395

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
As of June 30, 2023 and December 31, 2022, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2023	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,358	$—	$9,358
Agency bond securities	—	195,121	—	195,121
Agency mortgage-backed securities	—	2,056,446	—	2,056,446
Municipal bonds	—	23,488	—	23,488
Loans held for sale	—	—	4,343	4,343
Total assets	$—	$2,284,413	$4,343	$2,288,756

December 31, 2022
Assets
Investment securities:
Corporate bonds	$—	$9,346	$—	$9,346
Agency bond securities	—	193,106	—	193,106
Agency mortgage-backed securities	—	2,138,262	—	2,138,262
Municipal bonds	—	22,973	—	22,973
Loans held for sale	—	—	5,324	5,324
Total assets	$—	$2,363,687	$5,324	$2,369,011
We based the fair value of our fixed income securities held as of June 30, 2023 and December 31, 2022 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2023 or 2022.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2023 and December 31, 2022 are presented in the table below.

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$29,966	$28,844	$21,421	$18,201

Financial Liabilities
Deposits	$3,234,606	$3,234,513	$3,450,105	$3,450,017

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
Our total lease expense amounted to approximately $0.9 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

June 30, 2023

Cash paid for operating lease liabilities (in thousands)	$1,985
Weighted average remaining lease term (years)	3.0
Weighted average discount rate	5.0%
Maturities of our operating lease liabilities as of June 30, 2023 are as follows:

Operating Leases
(In thousands)
Remainder of 2023	$2,925
2024	3,935
2025	1,288
2026	280
2027	248
Thereafter	1,386
Total	10,062
Less: imputed interest	(3,516)
Total lease liabilities	$6,546
Note 17—Commitments and Contingencies
Financial Commitments
As discussed in Note 7 — Equity Method Investments, we are committed to making annual capital contributions in TailFin Labs of $35.0 million per year from January 2020 through January 2024.
Litigation and Claims
In the ordinary course of business, we are a party to various legal proceedings, including, from time to time, regulatory and governmental matters as well as actions which are asserted to be maintainable as class action suits. We review these actions on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and use that information when making accrual and disclosure decisions. We have provided reserves where necessary for all claims and, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or, if not covered, we do not expect the outcome in any legal proceedings, individually or collectively, to have a material adverse impact on our financial condition or results of operations.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Walmart	17%	21%	17%	21%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Significant Retailer and Partner Concentration (continued)
In addition, approximately 41% and 29% of our total operating revenues for the three months ended June 30, 2023 and 2022, respectively, and 36% and 26% for the six months ended June 30, 2023 and 2022, respectively, were generated from a single BaaS partner, but without a corresponding concentration to gross profit for the periods.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Revenue	(In thousands)
Consumer Services	$129,091	$150,959	$268,924	$309,716
B2B Services	180,652	143,514	351,944	277,414
Money Movement Services	49,974	54,143	148,215	151,459
Corporate and Other	1,427	6,485	4,424	11,190
Total segment revenues	361,144	355,101	773,507	749,779
BaaS commissions and processing expenses	5,418	8,429	10,178	14,941
Other income	(686)	(761)	(1,429)	(1,334)
Total operating revenues	$365,876	$362,769	$782,256	$763,386
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Profit	(In thousands)
Consumer Services	$44,272	$60,376	$97,024	$114,664
B2B Services	17,706	22,775	39,925	45,039
Money Movement Services	29,774	30,151	90,800	91,611
Corporate and Other	(52,883)	(45,754)	(106,337)	(93,440)
Total segment profit	38,869	67,548	121,412	157,874

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	13,886	14,595	27,587	28,399
Stock based compensation and related employer taxes	10,740	5,770	20,289	20,939
Amortization of acquired intangible assets	7,281	5,664	12,945	12,181
Impairment charges	—	1,871	—	4,134
Legal settlements and related expenses	1,319	13,921	1,419	13,495
Other expense	857	1,788	3,391	3,195
Operating income	4,786	23,939	55,781	75,531
Interest expense, net	238	29	1,882	116
Other expense, net	(2,224)	(4,038)	(5,248)	(4,808)
Income before income taxes	$2,324	$19,872	$48,651	$70,607

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
Consolidated Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Total operating revenues	$365,876	$362,769	$3,107	0.9%	$782,256	$763,386	$18,870	2.5%
Total operating expenses	361,090	338,830	22,260	6.6%	726,475	687,855	38,620	5.6%
Net income	578	15,008	(14,430)	(96.1)%	36,590	53,632	(17,042)	(31.8)%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2023 increased $3.1 million, or 0.9%, and $18.9 million, or 2.5%, respectively, over the prior year comparable periods, driven primarily by higher revenues in our B2B Services segment, partially offset by lower revenues earned in our Consumer Services and Money Movement Services segments.
Our consolidated total operating revenues increased year-over-year due to the continued growth of certain BaaS partner programs, which generated an increase in our total gross dollar volume of 42% and 38% for the three and six months ended June 30, 2023, respectively. However, our total operating revenues were negatively impacted by several other factors impacting our deposit account programs, including our strategic decision in the short-term to reduce marketing spend on GO2bank during the first half of the year in response to market trends, our decision to de-emphasize many of our legacy cardholder programs in support of GO2bank, macro-economic factors leading to economic challenges for consumers and other trends that have impacted acquisition at retail locations, and the non-renewal of certain BaaS partner programs as previously disclosed. These factors impacted the number of consolidated active accounts, purchase volume and number of cash transfers, each of which decreased for the three months ended June 30, 2023 by 20%, 15% and 4%, respectively, over the prior year comparable periods. Similarly, our purchase volume and number of cash transfers decreased for the six months ended June 30, 2023 by 15% and 3%, respectively, from the prior year comparable period.
In our Consumer Services segment, revenues decreased during the three and six months ended June 30, 2023 by 14% and 13%, respectively, over the prior year comparable periods. Gross dollar volume, the number of active accounts, the number of direct deposit active accounts and purchase volume declined year-over-year for the three months ended June 30, 2023 by 10%, 15%, 12% and 13%, respectively. Gross dollar volume and purchase volume declined year-over-year by similar levels of 12% and 13%, respectively, for the six months ended June 30, 2023. We believe these decreases are attributable to the factors discussed above, including lower account acquisition from reduced marketing spend on GO2bank during the first half of 2023, observed changes in consumer traffic within our retail locations and the non-renewal of one of our retail partner programs. These factors had a corresponding impact on the amount of revenue we earn from accounts, including through monthly maintenance fees, ATM fees and interchange fees. These declines in revenue from our Consumer Services segment were partially offset by the continued adoption of our optional overdraft protection program services available to accountholders across our portfolios.
In our B2B Services segment, revenues increased during the three and six months ended June 30, 2023 by 26% and 27%, respectively, over the prior year comparable periods. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three and six months ended June 30, 2023 by 68% and 66%, respectively, despite reductions in purchase volume of 19% and 18%, respectively, and a decline in the number of active accounts. The number of active accounts decreased by 26% from the comparable prior year periods. Growth in gross dollar volume concentrated from certain BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners, partially offset by the non-renewals of other BaaS partners as previously disclosed.
Our Money Movement Services segment revenues decreased for the three and six months ended June 30, 2023 by 8% and 2%, respectively, over the prior year comparable periods. The decrease in our Money Movement Services segment was primarily attributable to a decrease in the number of cash transfers processed, which decreased for the three and six months ended June 30, 2023 by 4% and 3%, respectively, from the prior year comparable periods. The decrease in cash transfers was the result of fewer active accounts within our Consumer Services and B2B Services segments discussed above. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. In addition, the number of tax refunds processed during the three and six months ended June 30, 2023 decreased by 14% and 2%, respectively, compared with the prior year periods, which further reduced revenues generated from this segment. The decrease in the number of tax refunds processed during three months ended June 30, 2023 was primarily due to a timing shift between the first and second quarters of the tax season.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, decreased by 7% for the three months ended June 30, 2023, and increased by 5% during the six months ended June 30, 2023, in each case from the prior year comparable periods. Changes in net interest income were attributable to fluctuations in the overall size of our cash and investment securities portfolio, and the timing of increases in short-term interest rates by the Federal Reserve. Revenues within our Corporate and Other segment were offset by the portion of interest we share with certain BaaS partners.

Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2023 increased $22.3 million, or 7%, and $38.6 million, or 6%, respectively, over the prior year comparable periods. The increase in our total operating expenses for the comparable periods was driven primarily by an increase in processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs discussed above, and to a lesser extent, an increase in compensation and benefits expenses. Our compensation and benefits expenses increased primarily due to an increase in third-party call center support costs associated with the growth of certain programs also within our B2B Services segment, and higher stock-based compensation expense, primarily due to reversals recorded in the prior year comparable period for certain performance-based equity incentive awards that were not expected to be achieved. These increases in operating expenses for the three and six months ended June 30, 2023 were partially offset by lower sales and marketing expenses principally due to decreases in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, as well as reduced marketing spend associated with GO2bank in the first half of the year, and lower other general and administrative expenses. Other general and administrative expenses decreased during the three and six months ended June 30, 2023 primarily due to a $13 million legal settlement and certain impairment charges of internal-use software we recorded in the prior year comparable period that in each case did not recur, as well as reductions in professional services fees, partially offset by higher overall transaction losses, attributable in part to an increase in dispute volume associated with tax refund deposits.
Income taxes
Our income tax expense for the three and six months ended June 30, 2023 decreased by $3.1 million, or 64%, and $4.9 million, or 29%, respectively, from the prior year comparable periods. The decrease in our income tax expense was primarily due to a decrease in our taxable income, partially offset by a higher effective tax rate. Our effective tax rate for the six months ended June 30, 2023 was 24.8%, compared to 24.0% for the same period in the prior year. The increase in our effective tax rate was primarily due to an increase in state income taxes expense, net of federal benefits, and an increase in tax expense associated with shortfalls from stock-based compensation. These increases were partially offset by the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation.
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
Outlook and Other Trends Affecting Our Business
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on cost-effectively re-engaging in strategic marketing initiatives in support of our GO2bank product when it is effective to do so and building a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. To support our efforts in building a modern banking platform, our hosting costs and software licenses, a component of other general and administrative expenses, and salary and wage expenses, a component of compensation and benefits expenses, have increased and we expect will continue to increase year-over-year in 2023. We also expect to continue to incur duplicative processing and other costs associated with the implementation of our modern banking platform as we expect to continue to operate redundant platforms until our technology transformation is completed. Once the implementation is completed, we expect a portion of our processing expenses to reduce and have a favorable impact to our margins. In addition, while we expect to continue to invest in and incur additional expenses in connection with our anti-money laundering ("AML") program, including improvements to our compliance controls, policies and procedures throughout 2023, we believe these investments will ultimately help mitigate and reduce our fraud losses over the long term.
In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020, which in recent years has impacted the yields on our cash and investment balances. Since then, the Federal Reserve has announced a number of increases in the federal funds rate, resulting in a current range of 5.25% to 5.50%. It is widely expected that the Federal Reserve will continue to maintain elevated interest rates until the effects of economic inflation are abated. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future.

In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements in 2023 compared to 2022.
Based on the overall macro-economic environment, expected interest rate impacts, our commitment to making growth-oriented investments and the timing of the related expense savings from our technology transformation, the non-renewals in our Consumer Services and B2B Services segments, and trends occurring within our retail channel in our Consumer Services segment, our consolidated operating profit has declined and we expect it will continue to decline year-over-year in fiscal year 2023.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In millions, except percentages)
Gross dollar volume	$24,724	$17,356	$7,368	42.5%	$48,013	$34,792	$13,221	38.0%
Number of active accounts*	3.71	4.61	(0.9)	(19.5)%	n/a	n/a	n/a	n/a
Purchase volume	$5,734	$6,760	$(1,026)	(15.2)%	$11,879	$13,952	$(2,073)	(14.9)%
Number of cash transfers	8.66	9.00	(0.34)	(3.8)%	17.36	17.87	(0.51)	(2.9)%
Number of tax refunds processed	3.87	4.48	(0.61)	(13.6)%	13.78	14.09	(0.31)	(2.2)%
* Represents the number of active accounts as of June 30, 2023 and 2022, respectively.
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

Comparison of Three-Month Periods Ended June 30, 2023 and 2022
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended June 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$242,107	66.2%	$218,574	60.3%
Cash processing revenues	53,846	14.7	57,467	15.8
Interchange revenues	59,967	16.4	76,038	21.0
Interest income, net	9,956	2.7	10,690	2.9
Total operating revenues	$365,876	100.0%	$362,769	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $242.1 million for the three months ended June 30, 2023, an increase of $23.5 million, or 10.8%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. In addition, card revenues and other fees also increased due to customer adoption of optional features launched on our card programs, such as our overdraft protection program. These increases were partially offset by decreases in cardholder fees, such as monthly maintenance fees, ATM fees and new card fees for the reasons discussed above in "Overview."
Cash Processing Revenues — Cash processing revenues totaled $53.8 million for the three months ended June 30, 2023, a decrease of $3.7 million, or 6%, from the comparable prior year period. The decrease was due to lower tax processing revenues as a result of a 14% decrease in the number of tax refunds processed, and lower cash transfer revenues as a result of a decline of 4% in the number of cash transfers processed due to fewer active accounts within our Consumer Services and B2B Services segments discussed above in "Overview." The decrease in the number of tax refunds processed during three months ended June 30, 2023 was primarily due to a timing shift between the first and second quarters of the tax season.
Interchange Revenues — Interchange revenues totaled $60.0 million for the three months ended June 30, 2023, a decrease of $16.0 million, or 21%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 15% during the three months ended June 30, 2023, as well as a lower effective interchange rate earned for the comparable periods. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $10.0 million for the three months ended June 30, 2023, a decrease of $0.7 million, or 7%, from the comparable prior year period. The decrease in net interest income earned was the result of a decrease in the overall size of our cash and investment securities portfolio. The reduction in size of our interest-bearing assets was partially offset by increases in short-term interest rates, as the Federal Reserve has instituted several increases in short-term rates over the course of 2022 and 2023 to manage the effects of inflation.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$62,823	17.2%	$77,376	21.3%
Compensation and benefits expenses	64,985	17.8	57,611	15.9
Processing expenses	153,126	41.9	112,388	31.0
Other general and administrative expenses	80,156	21.9	91,455	25.2
Total operating expenses	$361,090	98.8%	$338,830	93.4%
Sales and Marketing Expenses — Sales and marketing expenses totaled $62.8 million for the three months ended June 30, 2023, a decrease of $14.6 million, or 19% from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements, and lower supply chain expenses due to a decline in the number of active accounts over the comparable prior year period and the non-renewal of certain partner programs previously announced.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $65.0 million for the three months ended June 30, 2023, an increase of $7.4 million or 13% from the comparable prior year period. The increase was primarily driven by an increase in third-party call center support costs associated with the growth of certain programs within our B2B Services segment, and an increase in stock-based compensation expense, primarily due to reversals recorded in the prior year comparable period for certain performance-based equity incentive awards that were not expected to be achieved.
Processing Expenses — Processing expenses totaled $153.1 million for the three months ended June 30, 2023, an increase of $40.7 million or 36% from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment and overall volume of transactions processed through our consolidated platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $80.2 million for the three months ended June 30, 2023, a decrease of $11.3 million or 12%, from the comparable prior year period. The decrease in other general and administrative expenses was primarily due to a $13 million legal settlement and certain impairment charges of internal-use software in the prior year period that in each case did not recur, as well as reductions in professional services fees. These decreases were partially offset by an increase in overall transaction losses, attributable in part to an increase in dispute volume associated with tax refund deposits.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	15.2	(0.7)
General business credits	(0.5)	(1.8)
Stock-based compensation	23.5	2.9
IRC 162(m) limitation	5.0	1.6
Bank owned life insurance	1.6	(0.7)
Nondeductible expenses	9.1	0.9
Other	0.2	1.3
Effective tax rate	75.1%	24.5%
Our income tax expense totaled $1.7 million for the three months ended June 30, 2023, a decrease of $3.1 million or 64% from the prior year comparable period, primarily due to a decrease in our taxable income. The increase in our effective tax rate for the three months ended June 30, 2023 as compared to the three months ended

June 30, 2022 was primarily due to an increase in state income taxes, net of federal benefits, an increase in tax expense associated with shortfalls from stock-based compensation, an increase in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation, and nondeductible expenses. These increases to our effective tax rate were partially offset by the impact of general business credits and tax benefits from bank owned life insurance policies.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Six Months Ended June 30, 2023 and 2022
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Six Months Ended June 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	481,973	61.6%	431,402	56.5%
Cash processing revenues	155,669	19.9	157,495	20.6
Interchange revenues	123,982	15.9	154,894	20.3
Interest income, net	20,632	2.6	19,595	2.6
Total operating revenues	$782,256	100.0%	$763,386	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $482.0 million for the six months ended June 30, 2023, an increase of $50.6 million, or 12%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2023 and 2022—Operating Revenues—Card Revenues and Other Fees."
Cash Processing Revenues — Cash processing revenues totaled $155.7 million for the six months ended June 30, 2023, a decrease of $1.8 million, or 1%, from the comparable prior year period. Cash processing revenues decreased as a result of a decline in the number of cash transfers processed, which decreased by 3% due to declines in the number of active accounts within our Consumer Services and B2B Services segments over the comparable prior year period, partially offset by an increase in tax refund processing revenues. Despite a decline in the number of tax refunds processed, which decreased by 2% for the comparable periods, our total tax processing revenues increased modestly for the first half of the year due to additional ancillary tax services offered to taxpayers.
Interchange Revenues — Interchange revenues totaled $124.0 million for the six months ended June 30, 2023, a decrease of $30.9 million, or 20%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume and effective interchange rate earned as discussed under “Comparison of Three-Month Periods Ended June 30, 2023 and 2022—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $20.6 million for the six months ended June 30, 2023, an increase of $1.0 million, or 5%, from the comparable prior year period. This increase was driven by increases in short-term interest rates for the comparable period, as discussed under “Comparison of Three-Month Periods Ended June 30, 2023 and 2022—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	138,035	17.6%	160,902	21.1%
Compensation and benefits expenses	133,766	17.1	123,875	16.2
Processing expenses	298,180	38.1	224,480	29.4
Other general and administrative expenses	156,494	20.0	178,598	23.4
Total operating expenses	$726,475	92.8%	$687,855	90.1%
Sales and Marketing Expenses — Sales and marketing expenses totaled $138.0 million for the six months ended June 30, 2023, a decrease of $22.9 million, or 14% from the comparable prior year period. This decrease was driven primarily by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2023 and 2022—Operating Expenses—Sales and Marketing Expenses." In addition, sales and marketing expenses decreased further as a result our strategic decision in the short-term to reduce marketing spend on GO2bank during the first half of the year in response to market trends.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $133.8 million for the six months ended June 30, 2023, an increase of $9.9 million, or 8% from the comparable prior year period. The increase was primarily due to an increase in third-party call center support costs associated with the growth of certain programs within our B2B Services segment, as well as higher sales and wages and related expenses, in part due to our growth-oriented investments discussed in our "Overview."
Processing Expenses — Processing expenses totaled $298.2 million for the six months ended June 30, 2023, an increase of $73.7 million, or 33% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2023 and 2022—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $156.5 million for the six months ended June 30, 2023, a decrease of $22.1 million, or 12%, from the comparable prior year period. This decrease was driven by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2023 and 2022—Operating Expenses—Other General and Administrative Expenses."
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Six Months Ended June 30,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	0.8
General business credits	(3.3)	(1.7)
Stock-based compensation	4.7	1.7
IRC 162(m) limitation	1.8	2.3
Bank owned life insurance	(1.4)	(0.7)
Nondeductible expenses	1.0	0.4
Other	(0.5)	0.2
Effective tax rate	24.8%	24.0%
Our income tax expense totaled $12.1 million for the six months ended June 30, 2023, a decrease of $4.9 million or 29% from the prior year comparable period primarily due to a decrease in our taxable income, partially offset by an increase in our effective tax rate. The increase in the effective tax rate for the six months ended June 30, 2023 from the prior year comparable period was primarily due to an increase in state income taxes expense, net of federal benefits, and an increase in tax expense associated with shortfalls from stock-based compensation. These increases were partially offset by the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$129,091	$150,959	$(21,868)	(14.5)%	$268,924	$309,716	$(40,792)	(13.2)%
Segment expenses	84,819	90,583	(5,764)	(6.4)%	171,900	195,052	(23,152)	(11.9)%
Segment profit	$44,272	$60,376	$(16,104)	(26.7)%	$97,024	$114,664	$(17,640)	(15.4)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$5,122	$5,715	$(593)	(10.4)%	$10,799	$12,336	$(1,537)	(12.5)%
Number of active accounts*	2.35	2.78	(0.43)	(15.5)%	n/a	n/a	n/a	n/a
Direct deposit active accounts*	0.59	0.67	(0.08)	(11.9)%	n/a	n/a	n/a	n/a
Purchase volume	$3,984	$4,588	$(604)	(13.2)%	$8,328	$9,605	$(1,277)	(13.3)%
* Represents total number of active and direct deposit active accounts as of June 30, 2023 and 2022, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2023		2022
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$5,122	$5,677	$5,426	$5,495	$5,715	$6,621
Number of active accounts	2.35	2.41	2.37	2.51	2.78	3.04
Direct deposit active accounts	0.59	0.60	0.63	0.66	0.67	0.69
Purchase volume	$3,984	$4,344	$4,229	$4,302	$4,588	$5,017
Segment revenues within Consumer Services for the three and six months ended June 30, 2023 decreased $21.9 million, or 14%, and $40.8 million, or 13%, respectively, from the prior year comparable periods, while our segment expenses for the three and six months ended June 30, 2023 decreased $5.8 million, or 6% and $23.2 million, or 12%, respectively.
Our gross dollar volume, total number of active accounts, direct deposit active accounts and purchase volume decreased during the three months ended June 30, 2023 by 10%, 15%, 12%, and 13% respectively, primarily from each of the several factors discussed in our "Overview," including our strategic decision in the short-term to reduce marketing spend on GO2bank during the first half of the year in response to market trends and observed changes in consumer traffic within our retail locations, both of which have negatively impacted account acquisition, as well as the non-renewal of one of our partner programs previously announced. Our gross dollar volume and purchase volume decreased year-over-year by similar levels during the six months ended June 30, 2023.
Our monthly maintenance fees, ATM revenue and interchange revenues decreased as a result of the decreases in each of our key metrics stated above. These decreases were partially offset by continued customer adoption of optional features on our card programs, such as our overdraft protection program.
Consumer Services expenses decreased for the three and six months ended June 30, 2023 from the comparable prior year periods due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, and a decrease in marketing spend on

GO2bank as discussed above, partially offset by an increase in transactions losses that was attributable in part to an increase in dispute volume associated with tax refund deposits.
As a result of these multiple factors, our segment profit decreased for the three and six months ended June 30, 2023 by approximately 27% and 15%, respectively.
B2B Services
The results of operations and key metrics of our B2B Services segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$180,652	$143,514	$37,138	25.9%	$351,944	$277,414	$74,530	26.9%
Segment expenses	162,946	120,739	42,207	35.0%	312,019	232,375	79,644	34.3%
Segment profit	$17,706	$22,775	$(5,069)	(22.3)%	$39,925	$45,039	$(5,114)	(11.4)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$19,602	$11,641	$7,961	68.4%	$37,214	$22,456	$14,758	65.7%
Number of active accounts*	1.36	1.83	(0.47)	(25.7)%	n/a	n/a	n/a	n/a
Purchase volume	$1,750	$2,172	$(422)	(19.4)%	$3,551	$4,347	$(796)	(18.3)%
* Represents total number of active accounts as of June 30, 2023 and 2022, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2023		2022
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$19,602	$17,612	$14,584	$13,187	$11,641	$10,815
Number of active accounts*	1.36	1.43	1.78	1.82	1.83	1.89
Purchase volume	$1,750	$1,801	$2,063	$2,141	$2,172	$2,175
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three and six months ended June 30, 2023 increased $37.1 million, or 25.9% and $74.5 million, or 27%, respectively, compared to the prior year periods, while our segment expenses for the three and six months ended June 30, 2023 increased $42.2 million, or 35.0%, and $79.6 million, or 34%, respectively.
Our gross dollar volume during the three and six months ended June 30, 2023 increased 68% and 66%, respectively, from the comparable prior year periods, despite the number of active accounts within this segment decreasing by 26% year-over-year. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user. The growth in gross dollar volume from these programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners. This increase was partially offset by a decrease in active accounts and the associated purchase volume, which decreased during the three and six months ended 19% and 18%, respectively, due to the non-renewals of certain BaaS partners as previously disclosed, resulting in a lower amount of interchange revenue earned from the prior year comparable periods.
B2B Services expenses increased for the three and six months ended June 30, 2023 from the comparable prior year periods, principally due to higher processing expenses with the growth of certain BaaS account programs and higher third-party call center support costs as a result of the increase in gross dollar volume.
This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and, therefore, our segment profit for certain arrangements will not scale with revenue growth.

Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$49,974	$54,143	$(4,169)	(7.7)%	$148,215	$151,459	$(3,244)	(2.1)%
Segment expenses	20,200	23,992	(3,792)	(15.8)%	57,415	59,848	(2,433)	(4.1)%
Segment profit	$29,774	$30,151	$(377)	(1.3)%	$90,800	$91,611	$(811)	(0.9)%

Key Metrics	(In millions, except percentages)
Number of cash transfers	8.66	9.00	(0.34)	(3.8)%	17.36	17.87	(0.51)	(2.9)%
Number of tax refunds processed	3.87	4.48	(0.61)	(13.6)%	13.78	14.09	(0.31)	(2.2)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2023		2022
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	8.66	8.70	9.03	9.16	9.00	8.87
Number of tax refunds processed	3.87	9.91	0.20	0.28	4.48	9.61
Segment revenues within our Money Movement services for the three and six months ended June 30, 2023 decreased $4.2 million, or 8% and $3.2 million, or 2%, respectively, from the comparable prior year periods. Segment expenses for the three and six months ended June 30, 2023 decreased $3.8 million, or 16%, and $2.4 million, or 4%, respectively.
The decrease in segment revenues for the three and six months ended June 30, 2023 was driven primarily by a decline in the number of cash transfers processed, which decreased by 4% and 3%, respectively, from the prior year comparable periods. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in the number of cash transfers was the result of fewer active accounts within our Consumer Services and B2B Services segments discussed above. In addition, our tax processing revenues decreased during the three months ended June 30, 2023 due to a decline in the number of tax refunds processed, which decreased by 14% from the prior year comparable period. The decrease in the number of tax refunds processed during three months ended June 30, 2023 was primarily due to a timing shift between the first and second quarters of the tax season. Despite a decline in the number of tax refunds processed for the six months ended June 30, 2023, which decreased by 2% from the prior year comparable period, our total tax processing revenues increased modestly for the first half of the year due to additional ancillary tax services offered to taxpayers.
Money Movement Services expenses decreased during the three and six months ended June 30, 2023, primarily due to a decrease in third-party call center support costs as a result of lower volumes from our tax refund processing services, and decreases in sales commissions from lower cash transfer revenues.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$1,427	$6,485	$(5,058)	(78.0)%	$4,424	$11,190	$(6,766)	(60.5)%
Unallocated corporate expenses and inter-segment eliminations	54,310	52,239	2,071	4.0%	110,761	104,630	6,131	5.9%
Total	$(52,883)	$(45,754)	$(7,129)	15.6%	$(106,337)	$(93,440)	$(12,897)	13.8%
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
Total net interest income decreased by 7% for the three months ended June 30, 2023, and increased by 5% during the six months ended June 30, 2023 from the prior year comparable periods. Changes in net interest income are attributable to fluctuations in the overall size of our cash and investment securities portfolio, and the timing of increases in short-term interest rates by the Federal Reserve. Revenues within our Corporate and Other segment were offset by the portion of interest we share with certain BaaS partners.
Unallocated corporate expenses for the three and six months ended June 30, 2023 increased year-over-year by approximately 4% and 6%, respectively, as a result of higher software licenses, and to a lesser extent, an increase in salary and wage expenses and related benefits, each in support of our investments to build a modern and scalable core banking and card management platform, as well as other growth initiatives as discussed above in "Overview." These increases were partially offset by reductions in professional services fees, which did not recur at similar levels to the prior year comparable periods.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Total cash provided by (used in)
Operating activities	$127,766	$187,454
Investing activities	(9,581)	(649,499)
Financing activities	(272,578)	(81,117)
Decrease in unrestricted cash, cash equivalents and restricted cash	$(154,393)	$(543,162)
For the six months ended June 30, 2023 and 2022, we financed our operations primarily through our cash flows generated from operations. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of June 30, 2023, our primary source of liquidity was unrestricted cash and cash equivalents totaling $661.5 million. We also consider our $2.3 billion of available-for-sale investment securities to be highly liquid instruments.
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
Cash Flows from Operating Activities
Our $127.8 million of net cash provided by operating activities during the six months ended June 30, 2023 was the result of $36.6 million of net income, adjusted for certain non-cash operating items of $85.8 million and increases in net changes in our working capital assets and liabilities of $5.4 million. Our $187.5 million of net cash provided by operating activities during the six months ended June 30, 2022 was the result of $53.6 million of net income, adjusted for certain non-cash operating items of $95.7 million and net changes in our working capital assets and liabilities of $38.1 million.
Cash Flows from Investing Activities
Our $9.6 million of net cash used in investing activities during the six months ended June 30, 2023 was primarily due to capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, the acquisition of property and equipment of $38.1 million and net changes in loans of $17.9 million, partially offset by proceeds from maturities of available-for-sale securities of $82.3 million. Our $649.5 million of net cash used in investing activities during the six months ended June 30, 2022 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $525.8 million, the purchase of other bank investments of $31.9 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $36.5 million.
Cash Flows from Financing Activities
Our $272.6 million of net cash used in financing activities during the six months ended June 30, 2023 was principally the result of a net decrease in customer deposits of $216.3 million and a decrease of $21.7 million in obligations to customers. We also repaid $35.0 million, net of borrowings, on our revolving line of credit during the six months ended June 30, 2023. Our $81.8 million of net cash provided from financing activities during the six months ended June 30, 2022 was principally the result of a decrease of $120.1 million in obligations to customers and share repurchases of our Class A common stock of $44.0 million, partially offset by a net increase in customer deposits of $85.2 million. We also borrowed and repaid $50.0 million on our revolving line of credit during the six months ended June 30, 2022.
Other Sources of Liquidity: 2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. As of June 30, 2023, we had no borrowings outstanding on the 2019 Revolving Facility and had the full amount available for use.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At June 30, 2023, we were in compliance with all such covenants.
Material Cash Requirements
While the lasting effect of COVID-19, increasing inflation and interest rates and other macro-economic factors have created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and invest in property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, including GO2bank, new features for our existing products and IT infrastructure such as our core banking and card management systems in order to scale and operate effectively to meet our strategic objectives. While we expect these capital expenditures in 2023 will be at similar levels to our capital expenditures in 2022, we expect to fund these capital expenditures primarily through our cash flows provided by operating activities.

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
As of June 30, 2023 and December 31, 2022, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since June 30, 2023 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$732,168	18.6%	4.0%	n/a
Common equity Tier 1 capital	$732,168	44.4%	4.5%	n/a
Tier 1 capital	$732,168	44.4%	6.0%	6.0%
Total risk-based capital	$749,835	45.5%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$388,909	10.0%	4.0%	5.0%
Common equity Tier 1 capital	$388,909	31.8%	4.5%	6.5%
Tier 1 capital	$388,909	31.8%	6.0%	8.0%
Total risk-based capital	$396,798	32.5%	8.0%	10.0%

	December 31, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$661,404	16.6%	4.0%	n/a
Common equity Tier 1 capital	$661,404	40.1%	4.5%	n/a
Tier 1 capital	$661,404	40.1%	6.0%	6.0%
Total risk-based capital	$675,043	40.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$389,541	9.6%	4.0%	5.0%
Common equity Tier 1 capital	$389,541	31.2%	4.5%	6.5%
Tier 1 capital	$389,541	31.2%	6.0%	8.0%
Total risk-based capital	$397,870	31.8%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") again increased the federal funds target rate in July 2023 to a range of 5.25%-5.50%, which will continue to impact the amount of net interest income we earn. While it is expected that the FOMC may continue to maintain elevated interest rates until the effects of economic inflation are abated, it is uncertain when or how many times interest rates will be increased. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements in 2023 compared to 2022.
As of June 30, 2023, we had no balances outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable SOFR and margin in effect as of June 30, 2023, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
ITEM 1A. Risk Factors
MACROECONOMIC RISKS
External factors have affected and may continue to significantly affect how we and our retail distributors are operating our businesses.
Our operations have and may continue to be negatively affected by a range of external factors that are not within our control which may continue to include factors related to the COVID-19 pandemic. We maintain a remote workforce strategy for our employees in the U.S., having closed most of our leased office locations in the U.S. beginning in fiscal 2021, which could result in a less effective workforce in the long-term. As a result of surges in COVID-19 variants in China throughout 2022, we were previously forced to intermittently close our offices in China and shift to a remote workforce strategy. While we have resumed normal operations in China, it is possible that we may continue to experience similar issues in the future due to the pandemic, which over a prolonged period of time, could potentially delay our ability to launch new products or services. The business and operations of our retail distributors and our BaaS and other partners were likewise disrupted, with many having experienced reduced foot traffic or usage of their services. We may continue to experience increased costs, which could continue to adversely affect our business, results of operations, and financial condition in future periods.
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
Long term effects of the economic downturn associated with the COVID-19 pandemic and other global and macro-economic factors have resulted and may continue to result in rising inflation rates, interest rates, and unemployment rates, leading to economic challenges for consumers and reduced transaction and spending volumes on accounts. If current market conditions persist or deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk in a down economy, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A Common Stock. Additionally, significant inflationary pressure increases borrowing rates, and we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
A significant portion of our operating revenues are derived from the products and services sold at our largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 17% for the three and six months ended June 30, 2023. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including rising inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our tax refund processing services business, a component of our Money Movement Services segment, would be harmed. Substantially all the revenues we generate from our tax refund processing services business have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from most of our current tax preparation partners and our tax preparation partners for any reason may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be certain that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
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
Our prospects for growth depend on our ability to innovate by offering new, and adding value to our existing, product and service offerings and on our ability to effectively commercialize such innovations. While we will continue to make investments in research, development, and marketing for new products and services, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services, which would negatively impact our operating revenues. We may not achieve significant operating revenues from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and services may not be as high as the margins we have experienced in the past.
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
We are also experiencing increased competition as a result of new entrants offering free or low-cost alternatives to our products and services. In recent years, digital-centric financial services platforms have gained market share through the marketing of their largely free bank account offerings. To the extent these new entrants continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In response to such competition, we launched GO2bank. If GO2bank is not successful in the long-term or our competitive position deteriorates further, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely impact our results of operations.

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
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information. Illegal activities involving our products and services often include malicious social engineering schemes. Further, there was a significant amount of transaction fraud with respect to card products used to receive stimulus and unemployment benefits in 2021 and into 2022. In 2023, we continue to see significant fraud related to tax and other governmental benefits. This transaction fraud with respect to our products has negatively impacted many financial services companies including us.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other partners that collect funds and fees from our customers on our behalf. Our retail distributors and partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. The remittance of these funds by the retail distributor or partner takes on average two business days. If a retail distributor or other partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2023, we had assets subject to settlement risk of $523.6 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
We are in the process of migrating processing in-house to an in-licensed solution that we operate instead of using third-party processors and currently anticipate completing the migration during the third quarter of 2023, but we may not meet this timing. As a result, some customers may experience disruptions in service in connection with this ongoing project despite significant investments in planning and testing on the part of us and our processing technology partners. In addition, our inability to transition to in-house processing, or any failure by us to process transactions in a timely manner once we begin processing transactions, could cause significant disruptions to our customers and our business.
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
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If regulators believe that we have not complied with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Currently, under the Bank Holding Company Act (the "BHC Act"), we may not be able to engage in new activities or acquire shares or control of other businesses. Such restrictions might limit our ability to pursue future business opportunities which we might otherwise consider, but which might fall outside the scope of permissible activities. U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution's activities, including in connection with examinations, which take place on a continual basis. We are subject to significant legal restrictions on our ability to publicly disclose the existence of these actions or any of the related details. In addition, as part of the regular examination process, our and Green Dot Bank's regulators may direct us or our subsidiaries to operate under various restrictions as a prudential matter. Such restrictions may include not being able to engage in certain categories of new activities or acquire shares or control of other companies.
The failure by Green Dot Bank to properly classify its deposits could have an adverse effect on our financial condition.
The FDIC issued a final rule relating to the classification of brokered deposits, with full compliance required by January 1, 2022. The final rule established a new framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. Green Dot Bank has reclassified most of its deposits as non-brokered. We cannot predict how the FDIC will interpret the new rule and whether it will result in a change in the way our deposits are classified. If the FDIC determines that some or all of Green Dot Bank’s deposits should be classified as brokered, such a finding could have an adverse impact on our financial condition.

Failure by us and our business partners to comply with applicable laws and regulations could have an adverse effect on our business, financial position and results of operations.
The banking, financial technology, transaction processing and tax refund processing services industries are highly regulated, and failure by us, the banks that issue our cards or the businesses that participate in our reload network or other business partners to comply with the laws and regulations to which we are subject could negatively impact our business. We are subject to state money transmission licensing requirements and a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers, such as various disclosure and consent requirements, mandated or prohibited terms and conditions, prohibitions on discrimination based on certain prohibited bases, prohibitions on unfair, deceptive or abusive acts or practices, or to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we are subject to the AML reporting and recordkeeping requirements of the BSA, as amended by the PATRIOT Act. Monitoring and complying with all applicable laws, regulations and licensing requirements can be difficult and costly. Failure to fully comply with these requirements exposes us to the risk of being required to undertake substantial remediation efforts and to the risk of, among other things, enforcement actions, lawsuits, monetary damages, fines, penalties and reputational harm, any one of which could have a material adverse impact on our results of operations, financial condition or business prospects.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2023, interchange revenues represented 16% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. The monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements for further information regarding certain of our legal proceedings.
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
We have in the past acquired, and we may acquire in the future, other businesses and technologies. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. Failure to complete an acquisition could adversely affect our business as we could be required to pay a termination fee under certain circumstances or be subject to litigation, and our stock price may also suffer as the failure to consummate such an acquisition may result in negative perception in the investment community.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $431.2 million as of June 30, 2023. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Other Information
The information below is reported in lieu of information that would be reported under Items 5.02 under Form 8-K.
On August 7, 2023, the Company and Amit Parikh, the Company's Executive Vice President of Banking Platform Services, mutually agreed that Mr. Parikh would step down from his current role and end his employment, effective August 25, 2023, as part of internal organizational changes. In connection with his separation of employment with the Company, following his execution of a release of claims, Mr. Parikh will receive the following benefits: (i) a severance in the amount of $225,000; (ii) a prorated target bonus for 2023 in the amount of $219,143.84; (iii) COBRA premium payments for 6 months in the amount of $10,901.76; (iv) 12,680 unvested restricted stock units will vest; and (v) 7,174 unvested performance-based restricted stock units will vest.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1	Amended and Restated Green Dot Corporation 2010 Equity Incentive Plan.

31.1	Certification of George Gresham, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Gresham, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 8, 2023	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)