Form 10-Q
period 2023-09-30
GREEN DOT CORP
filed 2023-11-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 52,452,310 shares of Class A common stock outstanding, par value $0.001 per share as of October 31, 2023.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$711,399	$813,945
Restricted cash	4,036	5,900
Investment securities available-for-sale, at fair value	39,581	—
Settlement assets	654,020	493,395
Accounts receivable, net	66,000	74,437
Prepaid expenses and other assets	64,888	78,155
Total current assets	1,539,924	1,465,832
Investment securities available-for-sale, at fair value	2,135,268	2,363,687
Loans to bank customers, net of allowance for loan losses of $15,552 and $9,078 as of September 30, 2023 and December 31, 2022, respectively	27,638	21,421
Prepaid expenses and other assets	220,570	192,901
Property, equipment, and internal-use software, net	174,570	160,222
Operating lease right-of-use assets	5,986	8,316
Deferred expenses	1,601	14,547
Net deferred tax assets	132,160	117,167
Goodwill and intangible assets	425,856	445,083
Total assets	$4,663,573	$4,789,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,402	$113,891
Deposits	3,193,855	3,450,105
Obligations to customers	362,109	218,239
Settlement obligations	48,670	40,691
Amounts due to card issuing banks for overdrawn accounts	192	328
Other accrued liabilities	88,219	98,580
Operating lease liabilities	3,312	3,167
Deferred revenue	6,306	25,029
Income tax payable	4,305	11,641
Total current liabilities	3,816,370	3,961,671
Other accrued liabilities	21,562	5,777
Operating lease liabilities	3,520	5,247
Line of credit	27,000	35,000
Total liabilities	3,868,452	4,007,695
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2023 and December 31, 2022; 52,415 and 51,674 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	52	52
Additional paid-in capital	368,222	340,575
Retained earnings	793,907	763,582
Accumulated other comprehensive loss	(367,060)	(322,728)
Total stockholders’ equity	795,121	781,481
Total liabilities and stockholders’ equity	$4,663,573	$4,789,176
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$253,407	$219,577	$735,380	$650,979
Cash processing revenues	36,256	41,318	191,925	198,813
Interchange revenues	54,968	71,407	178,950	226,301
Interest income, net	8,398	11,446	29,030	31,041
Total operating revenues	353,029	343,748	1,135,285	1,107,134
Operating expenses:
Sales and marketing expenses	56,495	66,996	194,530	227,898
Compensation and benefits expenses	59,168	61,868	192,934	185,743
Processing expenses	162,375	125,261	460,555	349,741
Other general and administrative expenses	81,830	78,858	238,324	257,456
Total operating expenses	359,868	332,983	1,086,343	1,020,838
Operating (loss) income	(6,839)	10,765	48,942	86,296
Interest expense, net	239	27	2,121	143
Other expense, net	(802)	(4,249)	(6,050)	(9,057)
(Loss) income before income taxes	(7,880)	6,489	40,771	77,096
Income tax (benefit) expense	(1,615)	1,793	10,446	18,768
Net (loss) income	$(6,265)	$4,696	$30,325	$58,328

Basic (loss) earnings per common share:	$(0.12)	$0.09	$0.58	$1.08
Diluted (loss) earnings per common share	$(0.12)	$0.09	$0.58	$1.07
Basic weighted-average common shares issued and outstanding:	52,367	53,053	52,127	53,840
Diluted weighted-average common shares issued and outstanding:	52,367	53,382	52,436	54,428
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net (loss) income	$(6,265)	$4,696	$30,325	$58,328
Other comprehensive loss
Unrealized holding loss, net of tax	(47,263)	(112,269)	(44,332)	(304,848)
Comprehensive loss	$(53,528)	$(107,573)	$(14,007)	$(246,520)
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2023	52,341	$52	$360,812	$800,172	$(319,797)	$841,239
Common stock issued under stock plans, net of withholdings and related tax effects	74	—	(524)	—	—	(524)
Stock-based compensation	—	—	7,934	—	—	7,934
Net loss	—	—	—	(6,265)	—	(6,265)
Other comprehensive loss	—	—	—	—	(47,263)	(47,263)
Balance at September 30, 2023	52,415	$52	$368,222	$793,907	$(367,060)	$795,121

	Three Months Ended September 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2022	53,740	$54	$376,902	$753,002	$(222,386)	$907,572
Common stock issued under stock plans, net of withholdings and related tax effects	71	—	(655)	—	—	(655)
Stock-based compensation	—	—	10,806	—	—	10,806
Repurchases of Class A Common Stock	(1,309)	(1)	(30,003)	—	—	(30,004)
Net income	—	—	—	4,696	—	4,696
Other comprehensive loss	—	—	—	—	(112,269)	(112,269)
Balance at September 30, 2022	52,502	$53	$357,050	$757,698	$(334,655)	$780,146
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	741	—	(85)	—	—	(85)
Stock-based compensation	—	—	27,732	—	—	27,732
Net income	—	—	—	30,325	—	30,325
Other comprehensive loss	—	—	—	—	(44,332)	(44,332)
Balance at September 30, 2023	52,415	$52	$368,222	$793,907	$(367,060)	$795,121

	Nine Months Ended September 30, 2022
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	569	1	(1,257)	—	—	(1,256)
Stock-based compensation	—	—	31,299	—	—	31,299
Repurchases of Class A Common Stock	(2,935)	(3)	(74,047)	—	—	(74,050)
Net income	—	—	—	58,328	—	58,328
Other comprehensive loss	—	—	—	—	(304,848)	(304,848)
Balance at September 30, 2022	52,502	$53	$357,050	$757,698	$(334,655)	$780,146
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Operating activities
Net income	$30,325	$58,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	42,306	42,881
Amortization of intangible assets	18,593	17,845
Provision for uncollectible overdrawn accounts from purchase transactions	7,356	10,569
Provision for loan losses	21,404	25,754
Stock-based compensation	27,732	31,299
Losses in equity method investments	9,286	11,878
Amortization of discount on available-for-sale investment securities	(1,724)	(892)
Impairment of long-lived assets	—	4,134
Other	(3,128)	(2,392)
Changes in operating assets and liabilities:
Accounts receivable, net	1,081	2,480
Prepaid expenses and other assets	8,385	14,849
Deferred expenses	12,946	10,362
Accounts payable and other accrued liabilities	(15,505)	36,056
Deferred revenue	(19,363)	(14,331)
Income tax receivable/payable	(7,859)	7,110
Other, net	613	(3,849)
Net cash provided by operating activities	132,448	252,081

Investing activities
Purchases of available-for-sale investment securities	—	(922,039)
Proceeds from maturities of available-for-sale securities	131,559	244,969
Proceeds from sales and calls of available-for-sale securities	197	3,515
Payments for acquisition of property and equipment	(55,501)	(60,605)
Net changes in loans	(21,562)	(25,158)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Purchases of other investments	—	(31,934)
Other investing activities	(1,273)	(1,856)
Net cash provided by (used in) investing activities	18,420	(828,108)

Financing activities
Borrowings on revolving line of credit	153,000	50,000
Repayments on revolving line of credit	(161,000)	(50,000)
Proceeds from exercise of options and ESPP purchases	3,415	3,443
Taxes paid related to net share settlement of equity awards	(3,500)	(4,699)
Net changes in deposits	(238,417)	182,673
Net changes in settlement assets and obligations to customers	(8,776)	(36,261)
Contingent consideration payments	—	(1,647)
Repurchase of Class A common stock	—	(74,050)
Net cash (used in) provided by financing activities	(255,278)	69,459

Net decrease in unrestricted cash, cash equivalents and restricted cash	(104,410)	(506,568)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	819,845	1,325,640
Unrestricted cash, cash equivalents and restricted cash, end of period	$715,435	$819,072

Cash paid for interest	$3,615	$337
Cash paid for income taxes	$17,100	$9,760

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$711,399	$813,210
Restricted cash	4,036	5,862
Total unrestricted cash, cash equivalents and restricted cash, end of period	$715,435	$819,072
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2022 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2023. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2023 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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
The following table disaggregates our revenues earned from external customers by each of our reportable segments:

	Three Months Ended September 30, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$76,722	$35,383	$31,196	$143,301
Transferred over time	38,363	162,074	893	201,330
Operating revenues (1)	$115,085	$197,457	$32,089	$344,631

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Three Months Ended September 30, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$86,888	$42,179	$36,890	$165,957
Transferred over time	45,154	120,410	781	166,345
Operating revenues (1)	$132,042	$162,589	$37,671	$332,302

	Nine Months Ended September 30, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$253,500	$103,745	$177,898	$535,143
Transferred over time	124,154	444,552	2,406	571,112
Operating revenues (1)	$377,654	$548,297	$180,304	$1,106,255

	Nine Months Ended September 30, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$274,208	$125,869	$186,631	$586,708
Transferred over time	158,654	328,232	2,499	489,385
Operating revenues (1)	$432,862	$454,101	$189,130	$1,076,093

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.7 million and $0.3 million in revenue for the three months ended September 30, 2023 and 2022, respectively, and $22.6 million and $25.8 million for the nine months ended September 30, 2023 and 2022, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
During the three months ended September 30, 2023, we recorded an increase in revenue from our gift card program, a component of “Card revenues and other fees” on our Consolidated Statements of Operations. The change was the result of an update in our estimated breakage rates to better reflect current customer spending patterns on remaining gift card portfolios. This change amounted to approximately $10 million during the three months ended September 30, 2023. The impact of this change on our card revenues and other fees is not material to future periods.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2023
Corporate bonds	$10,000	$—	$(584)	$9,416
Agency bond securities	240,402	—	(52,101)	188,301
Agency mortgage-backed securities	2,381,995	2	(426,735)	1,955,262
Municipal bonds	29,413	—	(7,543)	21,870
Total investment securities	$2,661,810	$2	$(486,963)	$2,174,849

December 31, 2022
Corporate bonds	$10,000	$—	$(654)	$9,346
Agency bond securities	240,272	—	(47,166)	193,106
Agency mortgage-backed securities	2,511,958	8	(373,704)	2,138,262
Municipal bonds	29,613	—	(6,640)	22,973
Total investment securities	$2,791,843	$8	$(428,164)	$2,363,687
As of September 30, 2023 and December 31, 2022, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2023
Corporate bonds	$—	$—	$9,416	$(584)	$9,416	$(584)
Agency bond securities	—	—	188,301	(52,101)	188,301	(52,101)
Agency mortgage-backed securities	9,414	(78)	1,943,368	(426,657)	1,952,782	(426,735)
Municipal bonds	—	—	21,870	(7,543)	21,870	(7,543)
Total investment securities	$9,414	$(78)	$2,162,955	$(486,885)	$2,172,369	$(486,963)

December 31, 2022
Corporate bonds	$—	$—	$9,346	$(654)	$9,346	$(654)
Agency bond securities	8,972	(457)	184,133	(46,709)	193,105	(47,166)
Agency mortgage-backed securities	892,068	(67,569)	1,243,588	(306,135)	2,135,656	(373,704)
Municipal bonds	16,333	(3,370)	6,641	(3,270)	22,974	(6,640)
Total investment securities	$917,373	$(71,396)	$1,443,708	$(356,768)	$2,361,081	$(428,164)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the three and nine months ended September 30, 2023 or 2022 on our available-for-sale investment securities. Unrealized losses as of September 30, 2023 and December 31, 2022 are the result of increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of September 30, 2023 and December 31, 2022 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to recent increases in interest rates by the Federal Reserve, and general volatility in market conditions.
We do not currently intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of September 30, 2023, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$40,055	$39,581
Due after one year through five years	81,179	70,076
Due after five years through ten years	144,223	110,948
Due after ten years	54,413	38,564
Mortgage and asset-backed securities	2,341,940	1,915,680
Total investment securities	$2,661,810	$2,174,849
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Trade receivables	$24,459	$26,083
Reserve for uncollectible trade receivables	(94)	(169)
Net trade receivables	24,365	25,914

Overdrawn cardholder balances from purchase transactions	7,621	3,821
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,158)	(2,230)
Net overdrawn cardholder balances from purchase transactions	5,463	1,591

Cardholder fees	2,307	2,480
Receivables due from card issuing banks	524	3,211
Fee advances, net	8,830	28,924
Other receivables	24,511	12,317
Accounts receivable, net	$66,000	$74,437
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$2,692	$2,033	$2,230	$3,394
Provision for uncollectible overdrawn accounts from purchase transactions	1,827	3,162	7,356	10,569
Charge-offs	(2,361)	(3,076)	(7,428)	(11,844)
Balance, end of period	$2,158	$2,119	$2,158	$2,119

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2023
Residential	$—	$—	$—	$—	$4,822	$4,822
Commercial	—	—	—	—	2,695	2,695
Installment	3	—	—	3	4,411	4,414
Consumer	2,294	—	—	2,294	19,751	22,045
Secured credit card	820	699	3,356	4,875	4,339	9,214
Total loans	$3,117	$699	$3,356	$7,172	$36,018	$43,190

Percentage of outstanding	7.2%	1.6%	7.8%	16.6%	83.4%	100.0%

December 31, 2022
Residential	$—	$—	$—	$—	$4,264	$4,264
Commercial	—	—	—	—	2,542	2,542
Installment	—	—	—	—	1,407	1,407
Consumer	2,261	—	—	2,261	12,185	14,446
Secured credit card	712	722	2,239	3,673	4,167	7,840
Total loans	$2,973	$722	$2,239	$5,934	$24,565	$30,499

Percentage of outstanding	9.8%	2.4%	7.3%	19.5%	80.5%	100.0%
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
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the fair value of the loans held for sale amounted to approximately $4.9 million and $5.3 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the criteria for classification as nonperforming.

	September 30, 2023	December 31, 2022
	(In thousands)
Residential	$52	$153
Installment	83	96
Secured credit card	3,356	2,239
Total loans	$3,491	$2,488

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	September 30, 2023		December 31, 2022
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$4,770	$52	$4,035	$229
Commercial	2,695	—	2,542	—
Installment	4,331	83	1,306	101
Consumer	22,045	—	14,446	—
Secured credit card	5,858	3,356	5,601	2,239
Total loans	$39,699	$3,491	$27,930	$2,569
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$12,641	$10,204	$9,078	$5,555
Provision for loans	5,664	7,302	21,397	25,754
Loans charged off	(2,825)	(8,093)	(15,074)	(21,896)
Recoveries of loans previously charged off	72	—	151	—
Balance, end of period	$15,552	$9,413	$15,552	$9,413
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
As of September 30, 2023 and December 31, 2022, our net investment in TailFin Labs amounted to approximately $109.4 million and $82.4 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of $0.8 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and $8.0 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $3.5 million and $4.8 million at September 30, 2023 and December 31, 2022, respectively. Equity in earnings from this investment for the three and nine months ended September 30, 2023 and 2022 were de minimis.
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposit accounts	$3,175,777	$3,427,799
Interest-bearing deposit accounts
Checking accounts	1,532	2,461
Savings	6,320	7,899
Secured card deposits	5,476	6,933
Time deposits, denominations greater than or equal to $250	790	2,275
Time deposits, denominations less than $250	3,960	2,738
Total interest-bearing deposit accounts	18,078	22,306
Total deposits	$3,193,855	$3,450,105
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2023
(In thousands)
Due in 2023	$379
Due in 2024	846
Due in 2025	994
Due in 2026	536
Due in 2027	1,078
Thereafter	917
Total time deposits	$4,750

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding as long-term on our consolidated balance sheets; however, we may make voluntary repayments at any time prior to maturity. As of September 30, 2023, the outstanding balance on the 2019 Revolving Facility was $27 million.
In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of September 30, 2023 was approximately 6.67%. We also pay a commitment fee, which varies from 0.20% to 0.35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for SOFR Rate loans.
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At September 30, 2023, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We incurred total cash interest expense during the three and nine months ended September 30, 2023 of approximately $0.2 million and $2.0 million, respectively. We did not incur any interest expense during the three and nine months ended September 30, 2022.
Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2023 and 2022 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.7	1.3
General business credits	(4.5)	(1.9)
Stock-based compensation	7.1	2.4
IRC 162(m) limitation	1.1	2.0
Bank owned life insurance	(1.5)	(0.8)
Nondeductible expenses	1.1	0.6
Other	(0.4)	(0.3)
Effective tax rate	25.6%	24.3%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
The effective tax rate for the nine months ended September 30, 2023 and 2022 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, cash value growth in bank owned life insurance policies, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net increase in the effective tax rate for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily due to the impact of an increase of $0.3 million in state income taxes, net of federal benefits, and the impact of a $1.0 million increase in tax expense associated with shortfalls from stock-based compensation. We recognized a discrete tax expense related to tax shortfalls from stock-based compensation of $2.9 million for the nine months ended September 30, 2023, compared to a $1.9 million discrete tax expense for the prior year comparable period. These increases were partially offset by a decrease of $1.1 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation and the impact of general business credits.
The Inflation Reduction Act of 2022 (the "IRA") levies a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases. To date, these tax law revisions have had no immediate effect and we do not expect that they will have a material impact on our results of operations in the future.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the nine months ended September 30, 2023 and 2022, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2023 and 2022, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax return for the years ended December 31, 2017 through 2022. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of September 30, 2023. We do not expect the outcome of these examinations will have any material impact on our consolidated financial statements.
As of September 30, 2023, we have federal net operating loss carryforwards of approximately $15.2 million and state net operating loss carryforwards of approximately $102.3 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2034. Of our total state net operating loss carryforwards, approximately $59.0 million will expire between 2026 and 2042, while the remaining balance of approximately $43.3 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $20.9 million that can be carried forward indefinitely and other state business tax credits of approximately $1.1 million that will start to expire on December 31, 2023 and continue to expire through December 31, 2027.
As of September 30, 2023 and December 31, 2022, we had a liability of $12.6 million and $11.2 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Beginning balance	$11,178	$10,972
Increases related to positions taken during the current year	1,500	1,434
Decreases related to positions settled with tax authorities	(90)	—
Ending balance	$12,588	$12,406

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,129	$12,074
As of September 30, 2023 and 2022, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.3 million and $1.1 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of September 30, 2023, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases.
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
The total stock-based compensation expense recognized was $7.9 million and $10.8 million for the three months ended September 30, 2023 and 2022, respectively, and $27.7 million and $31.3 million for the nine months ended September 30, 2023 and 2022, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2022	1,555	$34.08
Restricted stock units granted	1,352	18.11
Restricted stock units vested	(609)	35.17
Restricted stock units canceled	(259)	30.33
Outstanding at September 30, 2023	2,039	$23.64
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2022	644	$32.40
Performance restricted stock units granted	724	18.13
Performance restricted stock units vested	(99)	35.82
Performance restricted stock units canceled	(161)	28.15
Adjustment for completed performance periods	15	46.82
Outstanding at September 30, 2023	1,123	$23.70
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
Stock Options
Total stock option activity for the nine months ended September 30, 2023 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2022	1,171	$26.97
Options exercised	(8)	16.34
Options canceled	(139)	50.89
Outstanding at September 30, 2023	1,024	$23.81
Exercisable at September 30, 2023	1,024	$23.81
We did not issue any stock option awards from our 2010 Equity Incentive Plan for the periods presented in these consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings and Loss per Common Share
The calculation of basic and diluted (loss) earnings per share (EPS) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net (loss) income	$(6,265)	$4,696	$30,325	$58,328
Amount attributable to unvested Walmart restricted shares	—	(10)	—	(204)
Net (loss) income allocated to Class A common stockholders	$(6,265)	$4,686	$30,325	$58,124
Denominator:
Weighted-average Class A shares issued and outstanding	52,367	53,053	52,127	53,840
Basic (loss) earnings per Class A common share	$(0.12)	$0.09	$0.58	$1.08

Diluted earnings per Class A common share
Numerator:
Net (loss) income allocated to Class A common stockholders	$(6,265)	$4,686	$30,325	$58,124
Re-allocated earnings	—	—	—	2
Diluted net (loss) income allocated to Class A common stockholders	$(6,265)	$4,686	$30,325	$58,126
Denominator:
Weighted-average Class A shares issued and outstanding	52,367	53,053	52,127	53,840
Dilutive potential common shares:
Stock options	—	16	—	108
Service-based restricted stock units	—	127	173	178
Performance-based restricted stock units	—	143	75	245
Employee stock purchase plan	—	43	61	57
Diluted weighted-average Class A shares issued and outstanding	52,367	53,382	52,436	54,428
Diluted (loss) earnings per Class A common share	$(0.12)	$0.09	$0.58	$1.07
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,024	1,154	1,071	139
Service-based restricted stock units	694	1,230	807	1,177
Performance-based restricted stock units	365	734	318	616
Unvested Walmart restricted shares	—	109	—	189
Total	2,083	3,227	2,196	2,121

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
As of September 30, 2023 and December 31, 2022, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2023	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,416	$—	$9,416
Agency bond securities	—	188,301	—	188,301
Agency mortgage-backed securities	—	1,955,262	—	1,955,262
Municipal bonds	—	21,870	—	21,870
Loans held for sale	—	—	4,866	4,866
Total assets	$—	$2,174,849	$4,866	$2,179,715

December 31, 2022
Assets
Investment securities:
Corporate bonds	$—	$9,346	$—	$9,346
Agency bond securities	—	193,106	—	193,106
Agency mortgage-backed securities	—	2,138,262	—	2,138,262
Municipal bonds	—	22,973	—	22,973
Loans held for sale	—	—	5,324	5,324
Total assets	$—	$2,363,687	$5,324	$2,369,011
We based the fair value of our fixed income securities held as of September 30, 2023 and December 31, 2022 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2023 or 2022.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2023 and December 31, 2022 are presented in the table below.

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$27,638	$27,411	$21,421	$18,201

Financial Liabilities
Deposits	$3,193,855	$3,193,770	$3,450,105	$3,450,017

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
Our total lease expense amounted to approximately $0.8 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

September 30, 2023

Cash paid for operating lease liabilities (in thousands)	$1,890
Weighted average remaining lease term (years)	3.9
Weighted average discount rate	5.1%
Maturities of our operating lease liabilities as of September 30, 2023 are as follows:

Operating Leases
(In thousands)
Remainder of 2023	$995
2024	3,935
2025	1,288
2026	280
2027	248
Thereafter	1,386
Total	8,132
Less: imputed interest	(1,300)
Total lease liabilities	$6,832
Note 17—Commitments and Contingencies
Financial Commitments
As discussed in Note 7 — Equity Method Investments, we are committed to making annual capital contributions in TailFin Labs of $35.0 million per year from January 2020 through January 2024.
Litigation and Claims
In the ordinary course of business, we are a party to various legal proceedings, including, from time to time, regulatory, supervisory, and governmental matters as well as actions which are asserted to be maintainable as class action suits, employment claims, and or enforcement actions. We review these actions on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and use that information when making accrual and disclosure decisions. We have provided reserves where necessary for all claims and, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or, if not covered, would not be likely to have a material adverse impact on our financial condition or results of operations. Nonetheless, given the inherent unpredictability of these matters, an adverse outcome could, from time to time, have a material adverse impact on our financial condition or results of operations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
On October 20, 2023, an alleged class action captioned Lyons v. Walmart Inc. et al., was filed in the U.S. District Court for the Middle District of Alabama, alleging that Walmart, Green Dot Corporation, and Green Dot Bank breached implied warranties of merchantability and fitness for a particular purpose, and were otherwise negligent in the packaging of gift cards at Walmart stores, resulting in the unauthorized tampering with, and loss of stored values, on four gift cards sold in advance of the 2022 Christmas holiday season but that were later used at another location in January 2023. The suit seeks to represent a nationwide class of persons who purchased a Visa Prepaid card issued by us and subjected to unauthorized use by a third party after purchase but prior to the first authorized use, at a Walmart retail store located in a state that has adopted Article 2 of the Uniform Commercial Code (thereby excluding Louisiana). On October 24, 2023 the court on its own initiative ordered plaintiff to re-plead the action based on insufficient jurisdictional allegations, and an amended complaint was filed October 30, 2023.
On October 25, 2023, a putative class action, Brockingon v. Green Dot Corporation, was filed in the Circuit Court of the 7th Judicial District for Volusia County, Florida, alleging the company violated Florida debt collection law by emailing, monthly, several email communications that her “Green Dot Account statement is ready” that were received between 5:58 a.m. and 6:02 a.m., outside the permitted communication times of 8:01 a.m. to 8:59 p.m. Plaintiff alleges that these communications are debt collection communications covered by the Florida Consumer Collection Practices Act, and seeks to represent a class of persons with Florida addresses who received communications between the hours of 9 p.m and 8 a.m. in connection with the collection of a consumer debt.
On October 27, 2023, an alleged class action, Hester v. Green Dot Corporation, was filed in District Court for Travis County, Texas, alleging he was unable to access funds in his account for an extended period, and that we have similarly blocked access for other customers. The complaint purports to allege three causes of action for breach of contract, breach of fiduciary duty, and deceptive trade practices in violation of the Texas Deceptive Trade Practices Act. Texas Bus. and Comm. Code, Ch. 17. The proposed class is all Texas residents and GO2bank customers or account holders who “had their accounts or funds blocked, closed, or otherwise restricted” for more than 72 hours at any time during the four years (or the length of the longest applicable statute of limitations for any asserted claim) immediately preceding the filing of this action continuing through the date of judgment.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Walmart	17%	19%	17%	20%
In addition, approximately 47% and 35% of our total operating revenues for the three months ended September 30, 2023 and 2022, respectively, and 39% and 29% for the nine months ended September 30, 2023 and 2022, respectively, were generated from a single BaaS partner, but without a corresponding concentration to gross profit for the periods.
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
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Revenue	(In thousands)
Consumer Services	$118,204	$135,763	$387,128	$445,479
B2B Services	199,206	158,224	551,150	435,638
Money Movement Services	32,089	37,671	180,304	189,130
Corporate and Other	(928)	5,542	3,496	16,732
Total segment revenues	348,571	337,200	1,122,078	1,086,979
BaaS commissions and processing expenses	5,168	7,314	15,346	22,255
Other income	(710)	(766)	(2,139)	(2,100)
Total operating revenues	$353,029	$343,748	$1,135,285	$1,107,134
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Profit	(In thousands)
Consumer Services	$42,426	$53,941	$139,450	$168,605
B2B Services	18,883	22,396	58,808	67,435
Money Movement Services	12,850	14,669	103,650	106,280
Corporate and Other	(50,424)	(45,513)	(156,761)	(138,953)
Total segment profit	23,735	45,493	145,147	203,367

Reconciliation to (loss) income before income taxes
Depreciation and amortization of property, equipment and internal-use software	14,720	14,482	42,307	42,881
Stock based compensation and related employer taxes	7,966	10,871	28,255	31,810
Amortization of acquired intangible assets	5,648	5,664	18,593	17,845
Impairment charges	—	—	—	4,134
Legal settlements and related expenses	545	2,864	1,964	16,359
Other expense	1,695	847	5,086	4,042
Operating (loss) income	(6,839)	10,765	48,942	86,296
Interest expense, net	239	27	2,121	143
Other expense, net	(802)	(4,249)	(6,050)	(9,057)
(Loss) income before income taxes	$(7,880)	$6,489	$40,771	$77,096

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
Consolidated Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Total operating revenues	$353,029	$343,748	$9,281	2.7%	$1,135,285	$1,107,134	$28,151	2.5%
Total operating expenses	359,868	332,983	26,885	8.1%	1,086,343	1,020,838	65,505	6.4%
Net (loss) income	(6,265)	4,696	(10,961)	*	30,325	58,328	(28,003)	(48.0)%
* Change not meaningful
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2023 increased $9.3 million, or 2.7%, and $28.2 million, or 2.5%, respectively, over the prior year comparable periods, driven primarily by higher revenues in our B2B Services segment, partially offset by lower revenues earned in our Consumer Services and Money Movement Services segments.
Our consolidated total operating revenues increased year-over-year due to the continued growth of certain BaaS partner programs, which generated an increase in our total gross dollar volume of 33% and 36% for the three and nine months ended September 30, 2023, respectively. However, our total operating revenues were negatively impacted by several other factors impacting our deposit account programs, including our strategic decision to reduce marketing spend on GO2bank for the first half of the year in response to market trends, our decision to wind-down many of our legacy cardholder programs in support of GO2bank, macro-economic factors leading to economic challenges for consumers and other trends that have impacted acquisition at retail locations, and the non-renewal of certain BaaS partner programs as previously disclosed. These factors impacted the number of consolidated active accounts, purchase volume and number of cash transfers, each of which decreased for the three months ended September 30, 2023 by 15%, 17% and 9%, respectively, over the prior year comparable periods. Similarly, our purchase volume and number of cash transfers decreased for the nine months ended September 30, 2023 by 15% and 5%, respectively, from the prior year comparable period. While the total number of cash transfers declined in the periods presented, we continued to experience an increase in the number of cash transfers processed for third-party programs, which has grown steadily year-over-year in each of the periods presented and represented the majority of our total cash transfers as of September 30, 2023.
In our Consumer Services segment, revenues decreased during each of the three and nine months ended September 30, 2023 by 13% over the prior year comparable periods. Gross dollar volume, the number of active accounts, the number of direct deposit active accounts and purchase volume declined year-over-year for the three months ended September 30, 2023 by 16%, 14%, 21% and 17%, respectively. Gross dollar volume and purchase volume declined year-over-year by similar levels of 14% and 15%, respectively, for the nine months ended September 30, 2023. We believe these decreases are attributable to the factors discussed above, including lower account acquisition from reduced marketing spend on GO2bank for the first half of 2023, observed changes in consumer traffic within our retail locations and the non-renewal of one of our retail partner programs. These factors had a corresponding impact on the amount of revenue we earn from accounts, including through monthly maintenance fees, ATM fees and interchange fees. These declines in revenue from our Consumer Services segment were partially offset by the continued adoption of our optional overdraft protection program services available to accountholders across our portfolios, as well as an increase in estimated breakage revenue on our gift card portfolio during the three months ended September 30, 2023.
In our B2B Services segment, revenues increased during the three and nine months ended September 30, 2023 by 26% and 27%, respectively, over the prior year comparable periods. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three and nine months ended September 30, 2023 by 53% and 61%, respectively, despite reductions in purchase volume of 16% and 17%, respectively, and a decline in the number of active accounts by 17%. Growth in gross dollar volume concentrated from certain BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners, partially offset by the non-renewals of other BaaS partners as previously disclosed.
Our Money Movement Services segment revenues decreased for the three and nine months ended September 30, 2023 by 15% and 5%, respectively, over the prior year comparable periods. The decrease in our Money Movement Services segment was primarily attributable to a decrease in the number of cash transfers processed, which decreased for the three and nine months ended September 30, 2023 by 9% and 5%, respectively, from the prior year comparable periods. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of fewer active accounts within our Consumer Services and B2B Services segments discussed above. In addition, the number of tax refunds processed during the three and nine months ended September 30, 2023 decreased by 29% and 3%, respectively, compared with the prior year periods, which to a lesser extent reduced revenues generated from this segment. The decrease in the number of tax refunds processed during three months ended September 30, 2023 was primarily due to a timing shift within the tax season.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, decreased by 26% and 6%, respectively, for the three and nine months ended September 30, 2023. The decrease in net interest income was the result of an increase in interest shared with certain BaaS partners (a reduction of revenue), partially offset by higher yields on our cash balances, each driven by increases in short-term interest rates by the Federal Reserve.
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2023 increased $26.9 million, or 8%, and $65.5 million, or 6%, respectively, over the prior year comparable periods. The increase in our total operating expenses for the three months ended September 30, 2023 was driven primarily by an increase in processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs discussed above, and an increase in other general and administrative expenses, driven primarily by higher transaction loss rates attributable to an increase in the amount of customer dispute volume across our portfolios. These increases were partially offset by lower sales and marketing expenses, principally due to decreases in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, and lower compensation and benefits expenses, primarily due to lower stock-based compensation expense as a result of a higher number of forfeited equity awards through employee attrition.
The increase in our total operating expenses for the nine months ended September 30, 2023 was driven primarily by an increase in processing expenses within our B2B Services segment associated with the growth of certain BaaS account programs and an increase in compensation and benefits expenses, driven primarily by an increase in third-party call center support costs associated with the growth of certain programs also within our B2B Services segment. These increases were partially offset by lower sales and marketing expenses, principally due to decreases in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, as well as reduced marketing spend associated with GO2bank for the first half of the year in response to market trends. Other general and administrative expenses decreased during the nine months ended September 30, 2023 primarily due to a $13 million legal settlement and certain impairment charges of internal-use software we recorded in the prior year comparable period that in each case did not recur, partially offset by an increase in overall transaction losses attributable in part to an increase in the amount of customer dispute volume across our portfolios.
Income taxes
Our income tax expense for the three and nine months ended September 30, 2023 decreased by $3.4 million, or 190%, and $8.3 million, or 44%, respectively, from the prior year comparable periods. The decrease in our income tax expense was primarily due to a decrease in our taxable income, partially offset by a higher effective tax rate. Our effective tax rate for the nine months ended September 30, 2023 was 25.6%, compared to 24.3% for the same period in the prior year. The increase in our effective tax rate was primarily due to an increase in state income taxes expense, net of federal benefits, and an increase in tax expense associated with shortfalls from stock-based compensation. These increases were partially offset by the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation.
The Inflation Reduction Act of 2022 (the "IRA") levies a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases. To date, these tax law changes have had no immediate effect and we do not expect that they will have a material impact on our results of operations in future periods.
Outlook and Other Trends Affecting Our Business
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on cost-effectively re-engaging in strategic marketing initiatives in support of our GO2bank product and continuing to build a modern and scalable core banking and card management platform that reduces our reliance on third-party processors and increases our ability to innovate and preserve margins. To support our efforts to transition to a modern banking platform, which we refer to as our technology transformation, our hosting costs and software licenses, a component of other general and administrative expenses, have increased and will continue to increase year-over-year in 2023. We also have incurred duplicative processing and other costs associated with the implementation of our modern banking platform. During the third quarter of 2023, we completed the final account migrations of our processor conversion. While we expect this development to favorably impact our processing expenses and margins beginning in the fourth quarter of 2023, we may not realize these impacts in full until the period after we have completed our overall technology transformation as we expect to continue to make investments through at least 2024 toward reaching additional milestones. In addition, we expect to continue to invest in and incur additional expenses in connection with our anti-money laundering ("AML") program, including improvements to our compliance controls, policies and procedures, which we believe will ultimately help mitigate and reduce our fraud losses over the long term.

In response to the economic impact caused by COVID-19, the Federal Reserve announced reductions in short-term interest rates in March 2020, which in recent years has impacted the yields on our cash and investment balances. Since then, the Federal Reserve has announced a number of increases in the federal funds rate and we expect that an elevated interest rate environment will persist for the foreseeable future. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had, and we expect will continue to have, a negative impact on our consolidated financial statements in 2023 compared to 2022.
Based on the overall macro-economic environment, expected interest rate impacts, our commitment to making growth-oriented investments and the timing of the related expense savings from our ongoing technology transformation, the non-renewals in our Consumer Services and B2B Services segments, and trends occurring within our retail channel in our Consumer Services segment, our consolidated operating profit has declined and we expect it will continue to decline year-over-year in fiscal year 2023.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In millions, except percentages)
Gross dollar volume	$24,836	$18,682	$6,154	32.9%	$72,849	$53,474	$19,375	36.2%
Number of active accounts*	3.67	4.33	(0.66)	(15.2)%	n/a	n/a	n/a	n/a
Purchase volume	$5,362	$6,443	$(1,081)	(16.8)%	$17,241	$20,395	$(3,154)	(15.5)%
Number of cash transfers	8.31	9.16	(0.85)	(9.3)%	25.67	27.03	(1.36)	(5.0)%
Number of tax refunds processed	0.20	0.28	(0.08)	(28.6)%	13.98	14.37	(0.39)	(2.7)%
* Represents the number of active accounts as of September 30, 2023 and 2022, respectively.
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

Comparison of Three Months Ended September 30, 2023 and 2022
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended September 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$253,407	71.7%	$219,577	63.9%
Cash processing revenues	36,256	10.3	41,318	12.0
Interchange revenues	54,968	15.6	71,407	20.8
Interest income, net	8,398	2.4	11,446	3.3
Total operating revenues	$353,029	100.0%	$343,748	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $253.4 million for the three months ended September 30, 2023, an increase of $33.8 million, or 15%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. In addition, card revenues and other fees also increased due to customer adoption of optional features launched on our card programs, such as our overdraft protection program, as well as an increase in estimated breakage revenue on our gift card portfolios. These increases were partially offset by decreases in cardholder fees, such as monthly maintenance fees, ATM fees and new card fees for the reasons discussed above in "Overview."
Cash Processing Revenues — Cash processing revenues totaled $36.3 million for the three months ended September 30, 2023, a decrease of $5.0 million, or 12%, from the comparable prior year period. The decrease was primarily due to lower cash transfer revenues as a result of a 9% decline in the number of cash transfers processed, driven by fewer active accounts within our Consumer Services and B2B Services segments despite an increase in the number of cash transfers processed for third-party programs, as discussed above in "Overview." To a lesser extent, cash processing revenues also decreased due to lower tax processing revenues, as a result of a 29% decrease in the number of tax refunds processed primarily due to a timing shift within the tax season.
Interchange Revenues — Interchange revenues totaled $55.0 million for the three months ended September 30, 2023, a decrease of $16.4 million, or 23%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 17% during the three months ended September 30, 2023, as well as a lower effective interchange rate earned for the comparable periods. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors. In addition, our interchange rate declined due to a mix shift toward categories of consumer purchases with lower effective rates.
Interest Income, net — Net interest income totaled $8.4 million for the three months ended September 30, 2023, a decrease of $3.0 million, or 26%, from the comparable prior year period. The decrease in net interest income was the result of an increase in interest shared with certain BaaS partners (a reduction of revenue), partially offset by higher yields on our cash balances, each driven by increases in short-term interest rates by the Federal Reserve.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$56,495	16.0%	$66,996	19.5%
Compensation and benefits expenses	59,168	16.8	61,868	18.0
Processing expenses	162,375	46.0	125,261	36.4
Other general and administrative expenses	81,830	23.2	78,858	22.9
Total operating expenses	$359,868	102.0%	$332,983	96.8%
Sales and Marketing Expenses — Sales and marketing expenses totaled $56.5 million for the three months ended September 30, 2023, a decrease of $10.5 million, or 16% from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements, and lower supply chain expenses due to a decline in the number of active accounts over the comparable prior year period and the non-renewal of certain BaaS partner programs as previously disclosed. These decreases were partially offset by an increase in marketing expenditures over the prior year comparable period in support of GO2bank within our Consumer Services segment.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $59.2 million for the three months ended September 30, 2023, a decrease of $2.7 million or 4% from the comparable prior year period. The decrease was primarily driven by a decrease in stock-based compensation expense of $2.9 million, primarily due to a higher number of forfeited equity awards through employee attrition.
Processing Expenses — Processing expenses totaled $162.4 million for the three months ended September 30, 2023, an increase of $37.1 million or 30% from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $81.8 million for the three months ended September 30, 2023, an increase of $2.9 million or 4%, from the comparable prior year period. The increase in other general and administrative expenses was primarily due to an increase in overall transaction losses, attributable primarily to an increase in the amount of customer dispute volume across our portfolios, partially offset by a $13 million legal settlement charge incurred in the prior year that did not recur in the current year period.
Income Taxes
Our income tax benefit totaled $1.6 million for the three months ended September 30, 2023, compared to a $1.8 million income tax expense for the three months ended September 30, 2022, representing a decrease of $3.4 million or 190% from the prior year comparable period, primarily due to a decrease in our taxable income.
The decrease in our effective tax rate for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to a decrease in state income taxes, net of federal benefits, a decrease in tax expense associated with shortfalls from stock-based compensation, a decrease in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation, and a decrease in nondeductible expenses.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Comparison of Nine Months Ended September 30, 2023 and 2022
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	735,380	64.8%	650,979	58.8%
Cash processing revenues	191,925	16.9	198,813	18.0
Interchange revenues	178,950	15.7	226,301	20.4
Interest income, net	29,030	2.6	31,041	2.8
Total operating revenues	$1,135,285	100.0%	$1,107,134	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $735.4 million for the nine months ended September 30, 2023, an increase of $84.4 million, or 13%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three Months Ended September 30, 2023 and 2022—Operating Revenues—Card Revenues and Other Fees."
Cash Processing Revenues — Cash processing revenues totaled $191.9 million for the nine months ended September 30, 2023, a decrease of $6.9 million, or 3%, from the comparable prior year period. Cash processing revenues decreased primarily as a result of a decline in the number of cash transfers processed, which decreased by 5% for the same reasons discussed above under “Comparison of Three Months Ended September 30, 2023 and 2022—Operating Revenues—Cash Processing Revenues." To a lesser extent, cash processing revenues also decreased due to a lower number of tax refunds processed, which decreased by 3% for the comparable periods.
Interchange Revenues — Interchange revenues totaled $179.0 million for the nine months ended September 30, 2023, a decrease of $47.3 million, or 21%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume and effective interchange rate earned as discussed under “Comparison of Three Months Ended September 30, 2023 and 2022—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $29.0 million for the nine months ended September 30, 2023, a decrease of $2.0 million, or 6%, from the comparable prior year period. This decrease was driven by the same factors as discussed under “Comparison of Three Months Ended September 30, 2023 and 2022—Operating Revenues—Interest Income, net."
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	194,530	17.1%	227,898	20.6%
Compensation and benefits expenses	192,934	17.0	185,743	16.8
Processing expenses	460,555	40.6	349,741	31.6
Other general and administrative expenses	238,324	21.0	257,456	23.3
Total operating expenses	$1,086,343	95.7%	$1,020,838	92.3%
Sales and Marketing Expenses — Sales and marketing expenses totaled $194.5 million for the nine months ended September 30, 2023, a decrease of $33.4 million, or 15% from the comparable prior year period. This decrease was driven primarily by the same factors as discussed above under “Comparison of Three Months Ended September 30, 2023 and 2022—Operating Expenses—Sales and Marketing Expenses." In addition, sales and marketing expenses decreased for the nine months ended September 30, 2023 as a result our strategic decision to reduce marketing spend on GO2bank for the first half of the year in response to market trends.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $192.9 million for the nine months ended September 30, 2023, an increase of $7.2 million, or 4% from the comparable prior year period. The increase was primarily due to an increase in third-party call center support costs associated with the growth of certain programs within our B2B Services segment and an increase in other employee benefits, partially offset by decreases in stock-based compensation expense of $3.6 million, principally due to forfeited equity awards through employee attrition.
Processing Expenses — Processing expenses totaled $460.6 million for the nine months ended September 30, 2023, an increase of $110.9 million, or 32% from the comparable prior year period. This increase was driven by the same factors as discussed above under “Comparison of Three Months Ended September 30, 2023 and 2022—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $238.3 million for the nine months ended September 30, 2023, a decrease of $19.2 million, or 7%, from the comparable prior year period. The decrease in other general and administrative expenses was primarily due to a $13 million legal settlement and certain impairment charges of internal-use software we recorded in the prior year comparable period that in each case did not recur, as well as reductions in professional services fees. These decreases were partially offset by an increase in overall transaction losses, attributable in part to an increase in the amount of customer dispute volume across our portfolios.
Income Taxes
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.7	1.3
General business credits	(4.5)	(1.9)
Stock-based compensation	7.1	2.4
IRC 162(m) limitation	1.1	2.0
Bank owned life insurance	(1.5)	(0.8)
Nondeductible expenses	1.1	0.6
Other	(0.4)	(0.3)
Effective tax rate	25.6%	24.3%
Our income tax expense totaled $10.4 million for the nine months ended September 30, 2023, a decrease of $8.3 million or 44% from the prior year comparable period primarily due to a decrease in our taxable income, partially offset by an increase in our effective tax rate. The increase in the effective tax rate for the nine months ended September 30, 2023 from the prior year comparable period was primarily due to an increase in state income taxes expense, net of federal benefits, and an increase in tax expense associated with shortfalls from stock-based compensation. These increases were partially offset by the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$118,204	$135,763	$(17,559)	(12.9)%	$387,128	$445,479	$(58,351)	(13.1)%
Segment expenses	75,778	81,822	(6,044)	(7.4)%	247,678	276,874	(29,196)	(10.5)%
Segment profit	$42,426	$53,941	$(11,515)	(21.3)%	$139,450	$168,605	$(29,155)	(17.3)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$4,619	$5,495	$(876)	(15.9)%	$15,418	$17,831	$(2,413)	(13.5)%
Number of active accounts*	2.16	2.51	(0.35)	(13.9)%	n/a	n/a	n/a	n/a
Direct deposit active accounts*	0.52	0.66	(0.14)	(21.2)%	n/a	n/a	n/a	n/a
Purchase volume	$3,553	$4,302	$(749)	(17.4)%	$11,881	$13,907	$(2,026)	(14.6)%
* Represents total number of active and direct deposit active accounts as of September 30, 2023 and 2022, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2023			2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$4,619	$5,122	$5,677	$5,426	$5,495	$5,715	$6,621
Number of active accounts	2.16	2.35	2.41	2.37	2.51	2.78	3.04
Direct deposit active accounts	0.52	0.59	0.60	0.63	0.66	0.67	0.69
Purchase volume	$3,553	$3,984	$4,344	$4,229	$4,302	$4,588	$5,017
Segment revenues within Consumer Services for the three and nine months ended September 30, 2023 decreased $17.6 million, or 13%, and $58.4 million, or 13%, respectively, from the prior year comparable periods, while our segment expenses for the three and nine months ended September 30, 2023 decreased by $6.0 million, or 7% and $29.2 million, or 11%, respectively.
Our gross dollar volume, total number of active accounts, direct deposit active accounts and purchase volume decreased during the three months ended September 30, 2023 by 16%, 14%, 21%, and 17% respectively, primarily from each of the several factors discussed above in "Overview," including our strategic decision to reduce marketing spend on GO2bank for the first half of the year in response to market trends and observed changes in consumer traffic within our retail locations, both of which have negatively impacted account acquisition, as well as the non-renewal of one of our retail partner programs as previously disclosed. Our gross dollar volume and purchase volume decreased year-over-year by similar levels during the nine months ended September 30, 2023.
Our monthly maintenance fees, ATM revenue and interchange revenues decreased as a result of the decreases in each of our key metrics stated above. In addition, our interchange rate declined due to a mix shift toward categories of consumer purchases with lower effective rates. These decreases were partially offset by continued customer adoption of optional features on our card programs, such as our overdraft protection program, as well as an increase in estimated breakage revenue on our gift card portfolios during the three months ended September 30, 2023.
Consumer Services expenses decreased for the three and nine months ended September 30, 2023 from the comparable prior year periods due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, and a year to date decrease in marketing spend on GO2bank as discussed above, partially offset by an increase in transactions losses that was attributable in part to an increase in customer dispute volume across our portfolios.

As a result of these multiple factors, our segment profit decreased for the three and nine months ended September 30, 2023 by approximately 21% and 17%, respectively.
B2B Services
The results of operations and key metrics of our B2B Services segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$199,206	$158,224	$40,982	25.9%	$551,150	$435,638	$115,512	26.5%
Segment expenses	180,323	135,828	44,495	32.8%	492,342	368,203	124,139	33.7%
Segment profit	$18,883	$22,396	$(3,513)	(15.7)%	$58,808	$67,435	$(8,627)	(12.8)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$20,217	$13,187	$7,030	53.3%	$57,431	$35,643	$21,788	61.1%
Number of active accounts*	1.51	1.82	(0.31)	(17.0)%	n/a	n/a	n/a	n/a
Purchase volume	$1,809	$2,141	$(332)	(15.5)%	$5,360	$6,488	$(1,128)	(17.4)%
* Represents total number of active accounts as of September 30, 2023 and 2022, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2023			2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$20,217	$19,602	$17,612	$14,584	$13,187	$11,641	$10,815
Number of active accounts*	1.51	1.36	1.43	1.78	1.82	1.83	1.89
Purchase volume	$1,809	$1,750	$1,801	$2,063	$2,141	$2,172	$2,175
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three and nine months ended September 30, 2023 increased $41.0 million, or 25.9% and $115.5 million, or 27%, respectively, compared to the prior year periods, while our segment expenses for the three and nine months ended September 30, 2023 increased $44.5 million, or 32.8%, and $124.1 million, or 34%, respectively.
Our gross dollar volume during the three and nine months ended September 30, 2023 increased 53% and 61%, respectively, from the comparable prior year periods, despite the number of active accounts within this segment decreasing by 17% year-over-year. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user. The growth in gross dollar volume from these programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners. This increase was partially offset by a decrease in active accounts and the associated purchase volume, which decreased during the three and nine months ended 16% and 17%, respectively, due to the non-renewals of certain BaaS partners as previously disclosed, resulting in a lower amount of interchange revenue earned from the prior year comparable periods.
B2B Services expenses increased for the three and nine months ended September 30, 2023 from the comparable prior year periods, principally due to higher processing expenses with the growth of certain BaaS account programs and higher third-party call center support costs as a result of the increase in gross dollar volume.
This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and, therefore, our segment profit for certain arrangements will not scale with revenue growth.

Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$32,089	$37,671	$(5,582)	(14.8)%	$180,304	$189,130	$(8,826)	(4.7)%
Segment expenses	19,239	23,002	(3,763)	(16.4)%	76,654	82,850	(6,196)	(7.5)%
Segment profit	$12,850	$14,669	$(1,819)	(12.4)%	$103,650	$106,280	$(2,630)	(2.5)%

Key Metrics	(In millions, except percentages)
Number of cash transfers	8.31	9.16	(0.85)	(9.3)%	25.67	27.03	(1.36)	(5.0)%
Number of tax refunds processed	0.20	0.28	(0.08)	(28.6)%	13.98	14.37	(0.39)	(2.7)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2023			2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	8.31	8.66	8.70	9.03	9.16	9.00	8.87
Number of tax refunds processed	0.20	3.87	9.91	0.20	0.28	4.48	9.61
Segment revenues within our Money Movement services for the three and nine months ended September 30, 2023 decreased $5.6 million, or 15% and $8.8 million, or 5%, respectively, from the comparable prior year periods. Segment expenses for the three and nine months ended September 30, 2023 decreased $3.8 million, or 16%, and $6.2 million, or 7%, respectively.
The decrease in segment revenues for the three and nine months ended September 30, 2023 was driven primarily by a decline in the number of cash transfers processed, which decreased by 9% and 5%, respectively, from the prior year comparable periods. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in the number of cash transfers was the result of fewer active accounts within our Consumer Services and B2B Services segments discussed above. The decrease in cash transfers processed for our own deposit accounts was partially offset by an increase in the number of cash transfers processed for third-party programs as discussed in "Overview" above.
In addition, our tax processing revenues decreased during the three and nine months ended September 30, 2023 due to a decline in the number of tax refunds processed, which decreased by 29% and 3%, respectively, from the prior year comparable period. The decrease in the number of tax refunds processed during three months ended September 30, 2023 was primarily due to a timing shift between the tax season. The lower number of tax refunds processed during the tax season was partially offset from ancillary tax services offered to taxpayers.
Money Movement Services expenses decreased during the three and nine months ended September 30, 2023, primarily due to a decrease in third-party call center support costs as a result of lower volumes from our tax refund processing services and tax platform efficiencies, and decreases in sales commissions from lower cash transfer revenues.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$(928)	$5,542	$(6,470)	(116.7)%	$3,496	$16,732	$(13,236)	(79.1)%
Unallocated corporate expenses and inter-segment eliminations	49,496	51,055	(1,559)	(3.1)%	160,257	155,685	4,572	2.9%
Total	$(50,424)	$(45,513)	$(4,911)	10.8%	$(156,761)	$(138,953)	$(17,808)	12.8%
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
Revenues within our Corporate and Other segment decreased primarily due to the portion of interest we share with certain BaaS partners (a reduction of revenue). Net interest income decreased by 26% for the three months ended September 30, 2023, and decreased by 6% during the nine months ended September 30, 2023 from the prior year comparable periods. The decrease in net interest income was the result of an increase in interest shared with certain BaaS partners, partially offset by higher yields on our cash, each driven by increases in short-term interest rates by the Federal Reserve.
Unallocated corporate expenses for the three months ended September 30, 2023 decreased year-over-year by approximately 3% and for the nine months ended September 30, 2023 increased year-over-year by approximately 3%. The decrease for the three months ended September 30, 2023 was driven primarily by lower salary and wage expenses and related benefits for the comparable periods, partially offset by higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures.
The increase for the nine months ended September 30, 2023 was a result of higher software licenses and technology costs in support of our investments to build a modern and scalable core banking and card management platform, as well as other growth initiatives as discussed above in "Overview." These increases were partially offset by reductions in professional services fees, which did not recur at similar levels to the prior year comparable periods.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Total cash provided by (used in)
Operating activities	$132,448	$252,081
Investing activities	18,420	(828,108)
Financing activities	(255,278)	69,459
Decrease in unrestricted cash, cash equivalents and restricted cash	$(104,410)	$(506,568)
For the nine months ended September 30, 2023 and 2022, we financed our operations primarily through our cash flows generated from operations. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of September 30, 2023, our primary source of liquidity was unrestricted cash and cash equivalents totaling $711.4 million. We also consider our $2.2 billion of available-for-sale investment securities to be highly liquid instruments.

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
Cash Flows from Operating Activities
Our $132.4 million of net cash provided by operating activities during the nine months ended September 30, 2023 was the result of $30.3 million of net income, adjusted for certain non-cash operating items of $121.8 million and decreases in net changes in our working capital assets and liabilities of $19.7 million. Our $252.1 million of net cash provided by operating activities during the nine months ended September 30, 2022 was the result of $58.3 million of net income, adjusted for certain non-cash operating items of $141.1 million and increases in net changes in our working capital assets and liabilities of $52.7 million.
Cash Flows from Investing Activities
Our $18.4 million of net cash provided by investing activities during the nine months ended September 30, 2023 was primarily due proceeds from maturities of available-for-sale securities of $131.8 million, partially offset by capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, the acquisition of property and equipment of $55.5 million and net changes in loans of $21.6 million. Our $828.1 million of net cash used in investing activities during the nine months ended September 30, 2022 was primarily due to purchases of available-for-sale investment securities, net of proceeds from sales and maturities, of $673.6 million, the purchase of other bank investments of $31.9 million, capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, and the acquisition of property and equipment of $60.6 million.
Cash Flows from Financing Activities
Our $255.3 million of net cash used in financing activities during the nine months ended September 30, 2023 was principally the result of a net decrease in customer deposits of $238.4 million and a net decrease of $8.8 million in obligations to customers. We also repaid $8.0 million, net of borrowings, on our revolving line of credit during the nine months ended September 30, 2023. Our $69.5 million of net cash provided from financing activities during the nine months ended September 30, 2022 was principally the result of a net increase in customer deposits of $182.7 million, partially offset by a decrease of $36.3 million in obligations to customers and share repurchases of our Class A common stock of $74.1 million. We also borrowed and repaid $50.0 million on our revolving line of credit during the nine months ended September 30, 2022.
Other Sources of Liquidity: 2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of September 30, 2023 was approximately 6.67%. As of September 30, 2023, the outstanding balance on the 2019 Revolving Facility was $27 million and we had $73 million available for use.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At September 30, 2023, we were in compliance with all such covenants.
Material Cash Requirements
While the lasting effects of COVID-19, increasing inflation and interest rates, and other macro-economic factors have created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and invest in property and equipment as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, including GO2bank, new features for our existing products and IT infrastructure such as our core banking and card management systems in order to scale and operate effectively to meet our strategic objectives. We expect our capital expenditures in 2023 to be lower compared to our capital expenditures in 2022, but higher than our average level of annual investments in recent years. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
As of September 30, 2023 and December 31, 2022, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since September 30, 2023 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$738,601	19.1%	4.0%	n/a
Common equity Tier 1 capital	$738,601	41.0%	4.5%	n/a
Tier 1 capital	$738,601	41.0%	6.0%	6.0%
Total risk-based capital	$758,043	42.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$408,802	10.4%	4.0%	5.0%
Common equity Tier 1 capital	$408,802	29.9%	4.5%	6.5%
Tier 1 capital	$408,802	29.9%	6.0%	8.0%
Total risk-based capital	$420,148	30.8%	8.0%	10.0%

	December 31, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$661,404	16.6%	4.0%	n/a
Common equity Tier 1 capital	$661,404	40.1%	4.5%	n/a
Tier 1 capital	$661,404	40.1%	6.0%	6.0%
Total risk-based capital	$675,043	40.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$389,541	9.6%	4.0%	5.0%
Common equity Tier 1 capital	$389,541	31.2%	4.5%	6.5%
Tier 1 capital	$389,541	31.2%	6.0%	8.0%
Total risk-based capital	$397,870	31.8%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") increased the federal funds target rate in July 2023 to a range of 5.25%-5.50%, which will continue to impact the amount of net interest income we earn. While it is expected that the FOMC may continue to maintain elevated interest rates until the effects of economic inflation are abated, it is uncertain when or how many times interest rates will be increased. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements in 2023 compared to 2022.
As of September 30, 2023, we had $27 million outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable SOFR and margin in effect as of September 30, 2023, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Long term effects of the economic downturn associated with the COVID-19 pandemic and other global and macro-economic factors have resulted and may continue to result in rising inflation rates, interest rates, and unemployment rates, leading to economic challenges for consumers and our retail distributors and other partners as well as reduced transaction and spending volumes on accounts. Additionally, these effects increase the settlement risk from our retail distributors and banking partners and could cause us to experience contraction in the number of locations within our network of retail distributors due to store closures or other developments, such as the RiteAid restructuring, with attendant negative impacts to our operating revenues and results of operations. If current market conditions persist or deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk in a down economy, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A Common Stock. Additionally, significant inflationary pressure increases borrowing rates, and we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
A significant portion of our operating revenues are derived from the products and services sold at our largest retail distributors. As a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 17% for the three and nine months ended September 30, 2023. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including rising inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information. Illegal activities involving our products and services often include malicious social engineering schemes. Further, there was a significant amount of transaction fraud with respect to card products used to receive stimulus and unemployment benefits in 2021 and into 2022. In 2023, we continue to see significant fraudulent activity related to tax and other governmental benefits. This transaction fraud has negatively impacted many financial services companies including us in relation to our products.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other partners that collect funds and fees from our customers on our behalf. Our retail distributors and partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or partner takes on average two business days, we may experience lengthy delays. For example, RiteAid recently delayed its scheduled remittances to us as it commenced restructuring proceedings. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2023, we had assets subject to settlement risk of $654.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
While we completed the migration for most of our core card processing to our in-licensed solution, we are in the process of implementing a core banking platform. We currently anticipate completing this migration in 2024, but we may not meet this timing. As a result, some customers may experience disruptions in service in connection with this ongoing project despite significant investments in planning and testing on the part of us and our technology partners. In addition, the implementation of technological changes could cause significant disruptions to our customers and our business and may cause processing errors.
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
As a bank holding company, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. In response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
We are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors. The termination of the card association registrations held by us or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have an adverse effect on our business, operating results and financial condition. In addition, from time to time, card associations may increase the fees that they charge, which could increase our operating expenses, reduce our profit margin and adversely affect our business, results of operations and financial condition.
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the three months ended September 30, 2023, interchange revenues represented 16% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $425.9 million as of September 30, 2023. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________
*    Furnished and not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	November 9, 2023	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)