Form 10-K
period 2023-12-31
GREEN DOT CORP
filed 2024-02-29
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $630.5 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 52,829,744 shares of Class A common stock, par value $0.001 per share, as of January 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GREEN DOT CORPORATION

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including inflation and interest rate trends and impacts and other macro-economic impacts on our business, results of operations and financial condition and governmental and our responses to such events, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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

PART I
ITEM 1. Business
Overview
Founded in 1999, Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology and registered bank holding company committed to giving all people the power to bank seamlessly, affordably, and with confidence. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all.
As the regulated entity and issuing bank for the substantial majority of products and services we provide, whether our own or on behalf of our partners, we are directly accountable for all aspects of each program’s integrity, inclusive of ensuring the program’s compliance with all applicable banking regulations, state and federal law and our various internal governance policies and procedures, in addition to deploying enterprise-class risk management practices and procedures to ensure each program’s initial and ongoing safety and soundness. Green Dot Bank is a wholly owned subsidiary of Green Dot Corporation and member of the Federal Deposit Insurance Corporation.
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
•Card revenues and other fees, principally consisting of fees charged to cardholders for certain transactions and usage of our products, and platform management fees we earn from our partners for use of our technology platform and our program management capabilities; and
•Interest income earned from the investment of deposits held at Green Dot Bank.
Our deposit account programs are generally issued by Green Dot Bank, but we also manage programs issued by third-party issuing banks as a result of several acquisitions we made several years ago. While we continue to offer several legacy branded deposit programs, since 2021 we have focused our consumer deposit account programs on our flagship product, GO2bank, offering consumers simple and accessible mobile banking designed to help improve financial health over time. GO2bank offers features such as consumer friendly overdraft protection, high-value rewards, high-interest savings, and opportunities to establish, build, and track credit, regardless of credit history.
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
B2B Services
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS channel"), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer channel"), to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our Simply Paid Disbursements services utilized by our partners.
In our BaaS channel, our partners make our banking products and services available to their consumers, partners and workforce in the United States through integration with our banking platform, expanding our addressable market to a broader spectrum of consumers as well as small businesses. Our banking platform includes an integrated bank, full program management services and enterprise-grade technology. Our largest customers include Apple, Inc., Intuit, Inc., and Amazon.com, Inc., among others.
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
Our Technology Platform
Our vertically integrated technology and banking platform utilizes a combination of proprietary and third-party technologies and services to power a large ecosystem of financial service solutions through numerous distribution channels. The technology infrastructure supporting our platform is designed to minimize service disruptions, provide reasonable assurance of business continuity in the event of catastrophic occurrences and defend against data breaches and cybersecurity incidents. We continuously invest in security tools and other security technologies to protect our data and help keep our customers and partners safe. Our technology leverages data centers and cloud computing technology. We are committed to continuously improving the efficiency, scalability, and security of our platform to enhance the customer experience, remain competitive and support our growth.
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
Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 17%, 21%, and 24% of our total operating revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
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
We believe our products and services compete favorably with respect to these factors. The risks associated with our competitors are more fully discussed in “Part I, Item 1A. Risk Factors.”
Intellectual Property
We rely on a combination of patent, trademark and copyright laws and trade secret protections in the United States, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our products and services.
We own several trademarks, including Green Dot. Through agreements with our network acceptance members, retail distributors and customers, we authorize and monitor the use of our trademarks in connection with their activities with us.
Our patent portfolio currently consists of 17 issued patents and 1 patent application pending. The current remaining terms for the patents we hold vary between approximately 2 and 16 years. We feel many of our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
The industries in which we compete are characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. The risks associated with patents and intellectual property are more fully discussed in “Part I, Item 1A. Risk Factors.”
Regulation and Supervision
General
Our business is highly regulated under federal and state laws. We and our subsidiaries are subject to supervision, regulation and examination by various federal and state regulators, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Utah Department of Financial Institutions (the “Utah DFI”), and various other federal and state regulatory agencies. The statutory and regulatory framework that governs us is generally intended to protect depositors and customers, the FDIC’s Deposit Insurance Fund (the “DIF”), the U.S. banking and financial system, and financial markets as a whole, and not for the protection of our stockholders or creditors.
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
Capital and Liquidity Requirements
In General. Under the U.S. regulatory capital rules to implement the Basel III regulatory capital framework, Green Dot Corporation and Green Dot Bank are required to maintain minimum risk-based and leverage capital ratios. Green Dot Corporation and Green Dot Bank must also maintain a capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. Either or both of Green Dot Corporation and Green Dot Bank may qualify for and opt to use, from time to time, the community bank leverage ratio framework under the Federal Reserve’s version of the U.S. Basel III Rules. Under the community bank leverage ratio framework, a qualifying community banking organization may generally satisfy its capital requirements (and capital conservation buffer) under the U.S. Basel III Rules provided that it has a Tier 1 leverage ratio greater than 9% and satisfies other applicable conditions. In 2021, Green Dot Corporation and Green Dot Bank qualified for (including, in the case of Green Dot Bank, through grace periods) and opted to use the community bank leverage ratio framework. We expect that Green Dot Corporation will continue to qualify for and use the community bank leverage ratio framework, and that Green Dot Bank will calculate and disclose its risk-based capital ratios and Tier 1 leverage ratio under the standardized approach of the U.S. Basel III Rules. For a discussion of applicable regulatory minimum and well-capitalized minimum capital ratios, as well as a description of relevant definitions related to capital amounts and ratios, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements for Bank Holding Companies” and Note 23—Regulatory Requirements to the Consolidated Financial Statements included herein, which are incorporated by reference in this Item 1.
The Federal Reserve may require BHCs, which include us, to maintain capital substantially in excess of mandated minimum levels, depending upon general economic conditions and a BHC’s particular condition, risk profile and growth plans. The Federal Reserve may also require BHCs or their subsidiaries to make other capital or liquidity commitments.
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
As of December 31, 2023, our and Green Dot Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that Green Dot Corporation and Green Dot Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer (to the extent the buffer is applicable), on a fully phased-in basis.
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
Brokered Deposits
The FDIC issued a final rule relating to the classification of brokered deposits, with full compliance required in the beginning of fiscal year 2022. The final rule established a framework for analyzing certain provisions of the

“deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the final rule, Green Dot Bank reclassified most of its deposits as non-brokered. The risks associated with the failure to properly classify deposits are more fully discussed in "Part I, Item 1A. Risk Factors."
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
Depositor Preference
The Bank Merger Act provides that, in the event of the liquidation or other resolution of an insured depository institution, including Green Dot Bank, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver would have priority over other general unsecured claims against the institution. If Green Dot Bank were to fail, insured and uninsured depositors, along with the FDIC, would have priority in payment ahead of unsecured, non-deposit creditors, including Green Dot Bank if it were a creditor at that time, with respect to any extensions of credit they have made to such insured depository institution.
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
Green Dot Bank’s CRA compliance is currently evaluated under a CRA strategic plan. Green Dot Bank is currently seeking regulatory approval for a new strategic plan covering the period from 2024 through 2028. The proposed plan is focused on supporting the credit needs of its defined assessment area primarily through direct community development lending and investment, small business lending, and services in Green Dot Bank’s designated CRA Assessment Area of Utah and Juab Counties, as well as the broader surrounding geographic region.
On October 24, 2023, the Federal Reserve Board joined the FDIC and Office of the Comptroller of the Currency in issuing a new final rule seeking to strengthen and modernize the regulations that implement the CRA. As most of the changes implemented by the new rule will not take effect until January 1, 2026, we cannot yet predict what impact such changes will have on our CRA strategic plan.
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
Data privacy and data security are areas of increasing state legislative focus. For example, effective January 1, 2023, the California Privacy Rights Act (the "CPRA") amended and significantly expanded the California Consumer Privacy Act (the “CCPA”), which originally provided California residents certain privacy rights in the collection and disclosure of their personal information and required businesses to make certain disclosures and take certain other acts in furtherance of those rights. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security regulatory actions. Other U.S. states have considered and/or enacted similar privacy laws. For example, Virginia, Utah, Connecticut, and Colorado have passed new consumer privacy laws with effective dates in 2023, and Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas have passed consumer privacy laws that will become effective in 2024, 2025, or 2026. In addition, the federal government may also pass data privacy or data security legislation.
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
ESG Management
We are committed to making modern banking and money movement accessible for all, and we believe that managing our business in a sustainable manner is an important part of this goal. At the board level, our Nominating and Corporate Governance Committee (the “NCG Committee”) oversees our environmental, social and governance (“ESG”) programs, policies and practices. The NCG Committee’s duties in this regard include reviewing and evaluating our programs, policies and practices relating to ESG issues and related disclosures and recommending to our Board of Directors (our "Board of Directors" or "Board") our overall strategy with respect to ESG matters. In 2022, we continued to advance our ESG strategy by establishing a management-level ESG Steering Committee comprised of employees across our company from human resources to legal to business development (the "ESG Steering Committee"). The purpose of the ESG Steering Committee is to assist the NCG Committee in fulfilling its oversight responsibilities with respect to ESG matters, including by reviewing and approving programs, policies and practices relating to ESG issues and overseeing and monitoring the implementation of our ESG program. We intend to continue to examine the ESG topics that are most relevant for our business and stakeholders as we further develop and advance our ESG strategy. We believe this approach to ESG management helps to enable us to create value for both our stockholders and our other stakeholders, including our customers, partners, employees and communities. We will endeavor to provide transparent disclosures on the progress of this work and to this end we published our inaugural Environmental, Social and Governance Report in 2023. More detailed information about the progress of our work can be found in that report located at https://ir.greendot.com/corporate-governance/highlights. The information in the ESG report and on our website is not part of this report or incorporated in this report by reference.

Human Capital
As of December 31, 2023, we had approximately 1,200 full-time employees globally, of which approximately 74% are located in the United States, and 26% are located in China. Human capital objectives and measures that we focus on in managing our business include talent retention and development, employee experience, diversity, equity, including and belonging ("DEIB"), total rewards, employee health and safety, and organizational culture and ethics. Our focus on employee engagement occurs in three foundational areas: recruiting and retaining a diverse and talented workforce, enhancing employee experience, and management that reiterates purpose and ensures commitment for continuous growth and development.
Talent Retention and Development
We strive to maintain a workforce that is representative of the industry we serve, comprised of highly technical individuals, who enjoy pushing the boundaries of what is possible and are individually innovative. We work to retain employees in a number of ways, including having strong leadership and optimizing leaders and managers through effective training and development programs, providing employees the opportunity to learn new skills and to advance their careers, investing in technology, maintaining customer relationships, and providing competitive and equitable total rewards. For fiscal year 2023 our voluntary turnover rate was less than 11%, which we believe demonstrates the strength of our culture and professional development programs.
We offer industry specific training regarding regulatory standards and compliance, as well as self-directed learning through LinkedIn’s learning platform. In 2023, we launched a manager specific training that is designed to increase managerial capability in the areas of communication, engagement, coaching, inclusion and diversity, hiring and on-boarding, business skills, and ensuring an ethical and supportive work environment free from bias and harassment. As employees advance in their careers, our training framework seeks to build new capabilities with foundational leadership skills. Our leaders have and will continue to be further empowered to design bespoke learning experiences catered to their specific needs.
Employee Experience
We strive to continue enhancing employee engagement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our culture and vision among our employees. We embrace an open-door policy where collaboration across all levels of team members and across multiple departments is encouraged. We have historically used annual employee engagement surveys to track and enhance employee sentiment and satisfaction, and in 2023 added monthly climate surveys to better understand employee well-being and leadership opportunities. We continuously seek to identify ways to instill our mission, vision, values, and business objectives throughout our organization, and build a performance-driven culture in a continually evolving remote and virtual environment. We use these surveys to solicit feedback about members of our senior leadership up to and including our Chief Executive Officer from employees at all levels of our organization. The three highest rated categories were manager respect and trust for their teams, meaningful work, and organizational equality. We also believe that ongoing employee performance feedback encourages greater engagement in our business and improved individual performance.
Diversity, Equity, Inclusion, and Belonging
We believe that a diverse, equitable and inclusive working environment with high belonging helps drive our mission and provides our workforce with the best opportunities for success. We are committed to improving representation and inclusion for employees at all levels of the organization. We conducted a DEIB analysis of our workforce in 2022 and since then have been actively working to further enhance recruitment strategies and career development strategies in support of our initiatives. We made additional improvements in closing the gender gap in 2023, ending the year with a workforce comprised of 55% male and 45% female employees. We grew our Employee Resources Group memberships by 24%, and the number of groups increased approximately 29%. We also delivered 10 enterprise-wide events to create new levels of knowledge, empathy and community connection for our people. We focused on furthering diversity through hiring, career development, succession planning and leadership education. We also introduced an educational platform for all employees to access that includes a variety of educational topics related to DEIB. In 2024, we intend to continue to pursue enterprise efforts in DEIB, employee lifecycle design, talent development and culture transformation.
Total Rewards
To ensure our pay and benefits programs are consistent with our total rewards philosophy, we maintain best practices aimed at delivering fair and equitable compensation for employees based on their contribution and performance. We benchmark against market practices, and regularly review our compensation against the market to ensure it remains competitive.

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
In 2023, we continued our philanthropic giving program launched in 2022, "Green Dot Gives," an employee giving (donation and volunteerism) platform that provides resources and opportunities for employees to support charitable causes that are meaningful to them. As part of the initiative, we began offering employees one paid time off day per year to volunteer, we introduced corporate donation matching, and we created programs encouraging employee connection and collaboration through charitable activities.
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

ITEM 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from our BaaS partners and Walmart or any of our largest retail distributors as well as third-party processors or other major consumers would adversely affect our business.
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 42% of our total operating revenues for the year ended December 31, 2023 was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 17% for the year ended December 31, 2023. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partner or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
The term of our Walmart Money Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, significant BaaS partner or third-party processors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors, significant BaaS partners or third-party processors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Our future success depends upon the active and effective promotion of our products and services by our BaaS partners, retail distributors and tax preparation partners.
Most of our operating revenues are derived from platform management fees that we earn from our BaaS partners and products and services sold at the stores of our retail distributors. In addition, the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our BaaS partners, retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Our platform management fees depend upon the success of our BaaS partners’ efforts to promote their own products and services which incorporate our products and services. Additionally, because we compete with many other providers of products and services for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on the willingness of our retail distributors and tax preparation partners to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our or their products and services, and for a variety of reasons they could give higher priority to other products or services they are offering or the products and services of other companies. Accordingly, losing the commitment of our BaaS partners, retail distributors and tax preparation partners might limit or reduce platform management fees and the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by the operational decisions of our BaaS partners, retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline, and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several alternatives for tax refund processing services, including those of our competitors. Even if our BaaS partners, retail distributors and tax preparation partners actively and effectively promote our or their products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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
We are also experiencing increased competition as a result of new competitors offering free or low-cost alternatives to our products and services. In recent years, digital-centric financial services platforms have gained market share through the marketing of their largely free bank account offerings. To the extent these new entrants continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In response to such competition, we launched GO2bank. If GO2bank is not successful in the long-term or our competitive position deteriorates further, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely impact our results of operations.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including prepaid cards), reload products, or customer information and may see their effectiveness enhanced by the use of Artificial Intelligence. Illegal activities involving our products and services often include malicious social engineering schemes. Fraudulent activity related to tax and other governmental benefits continues to persist at elevated levels. This transaction fraud has negatively impacted and is expected to continue to impact many financial services companies including us in relation to our products.
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
To address the challenges that we face with respect to fraudulent activity, we have implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new card activations for the foreseeable future and that our operating revenues may be negatively impacted as a result. Further, implementing such risk control mechanisms can be costly and has and may continue to negatively impact our operating margins as we continuously seek to enhance our risk controls.
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
We face settlement risks from our retail distributors and banking partners, which may increase during an economic recession.
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we may experience lengthy delays. For example, Rite Aid delayed its scheduled remittances to us as it commenced restructuring proceedings in October 2023. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2023, we had assets subject to settlement risk of $738.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Worsening economic conditions, high rates of inflation, or other potential causes of economic distress could materially and adversely impact our business and financial results.
Global and macro-economic factors have resulted and may continue to result in high inflation rates, interest rates, and unemployment rates, leading to economic challenges for consumers and our retail distributors and other partners as well as reduced transaction and spending volumes on accounts. Additionally, these effects increase the settlement risk from our retail distributors and banking partners and could cause us to experience contraction in the number of locations within our network of retail distributors due to store closures or other developments, such as the Rite Aid restructuring, with attendant negative impacts to our operating revenues and results of operations. If current market conditions persist or deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk in a down economy, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A common stock. Additionally, significant inflationary pressure increases borrowing rates, and we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, increased interest rates may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
Our business could suffer if there is a decline in the use of prepaid cards or demand deposit accounts as a payment mechanism or there are adverse developments with respect to the financial services industry in general.
As the financial services industry evolves, consumers may find prepaid financial services or demand deposit accounts to be less attractive than other financial services. Consumers might not use prepaid financial services or demand deposit accounts for any number of reasons, including the general perception of our industry, new technologies, a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or other factors outside of our control such as an economic recession. If consumers do not continue or increase their usage of prepaid cards or demand deposit accounts, including making changes in the way such products are loaded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
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
Our systems and the systems of third-party processors are susceptible to outages and interruptions due to fire, natural disaster, cyber-attacks, power loss, telecommunications failures, software or hardware defects, terrorist attacks, pandemics and similar events. We use both internally developed and third-party systems, including cloud computing and storage systems, for our services and certain aspects of transaction processing. Interruptions in our service may result for a number of reasons. Additionally, the data center hosting facilities that we use could be closed without adequate notice or suffer unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add cloud based solutions or additional capacity to our existing data centers, we could experience problems transferring customer accounts and data, impairing the delivery of our service.
While we completed the migration for most of our core card processing to our in-licensed solution, our technology platforms will continue to evolve as we regularly invest in enhancing our systems, including the reevaluation of a new core banking platform. As a result, some customers may experience disruptions in service in connection with such projects despite significant investments in planning and testing on the part of us and our technology partners. In addition, the implementation of technological changes could cause significant disruptions to our customers and our business and may cause processing errors.

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
We have significantly expanded our software development operations in Shanghai, China over the years. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, outbreaks of disease, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services, which could materially and adversely affect our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
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
As a bank holding company, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. For example, we and our subsidiary bank received a proposed consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The proposed consent order includes proposals for civil money penalties related to these issues and while the amount of any monetary penalty and the nature of any other relief the Federal Reserve Board may seek to obtain from us have not yet been determined, we have accrued an estimated liability of $20 million related to the proposed consent order during the three months ended December 31, 2023 and estimate that the aggregate range of reasonably possible losses is up to $50 million as of December 31, 2023. However, there can be no assurances regarding the timing, terms, and conditions of any final resolution of these matters with the Federal Reserve Board. Additionally, in response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
The FDIC issued a final rule relating to the classification of brokered deposits, with full compliance required in 2022. The final rule established a framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the final rule, Green Dot Bank reclassified most of its deposits as non-brokered.
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

From time to time, federal and state legislators and regulatory authorities, including state attorney generals, increase their focus on the banking, consumer financial services and tax preparation industries and have in the past and may in the future propose and adopt new legislation or guidance that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have an adverse effect on our results of operations. For example, we could face more stringent AML rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable. Further, with the current administration and leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted that further regulate specific banking practices, including with respect to the fees we are permitted to charge to customers.
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
Furthermore, a substantial portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2023, interchange revenues represented 15% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Litigation or investigations could result in significant settlements, sanctions, fines or penalties.
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, we and our subsidiary bank received a proposed consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The proposed consent order includes proposals for civil money penalties related to these issues and while the amount of any monetary penalty and the nature of any other relief the Federal Reserve Board may seek to obtain from us have not yet been determined, we have accrued an estimated liability of $20 million related to the proposed consent order during the three months ended December 31, 2023 and estimate that the aggregate range of reasonably possible losses is up to $50 million as of December 31, 2023. However, there can be no assurances regarding the timing, terms, and conditions of any final resolution of these matters with the Federal Reserve Board. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 21—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
We may be unable to adequately protect our brand and our intellectual property rights related to our products and services or third parties may allege that we are infringing their intellectual property rights.
Our brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be harmed if we were unable to protect our brand against infringement. We also rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 17 issued patents and 1 patent application pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third parties.
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
•economic recessions or uncertainty in financial markets, and the uncertainty regarding the impact of inflation; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics as well as the other items included in these risk factors.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $420.5 million as of December 31, 2023. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. We have established and maintain a comprehensive Information Security Program that is designed to support us in assessing, identifying, protecting, managing, responding to, and recovering from cybersecurity threats and cybersecurity incidents.
We leverage the following guidelines and frameworks to develop and maintain our Information Security Program: Federal Financial Institutions Examination Council ("FFIEC") Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook, FFIEC Cybersecurity Assessment Tool, the Payment Card Industry Data Security Standard (“PCI DSS”), Center for Internet Security Critical Security Controls, National Institute of Standards and Technology Special Publication 800 Series, ISO-27000 Standard and GLBA 501(b).
Our Information Security Program includes an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
As part of our Information Security Program, we have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:
•Conducting regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K;
•Running tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•Regular cybersecurity training programs for employees and directors; conducting annual customer data handling and use requirements training for all our employees; conducting annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•Monitoring emerging data protection laws and implementing changes to our processes designed to comply;
•Conducting regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•Through policy, practice and contract (as applicable) requiring employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care; and
•Carrying information security risk insurance that provides protection against potential losses arising from a cybersecurity incident.
Our Information Security Program is integrated into our overall Enterprise Risk Management Program, which covers all company risks. As part of this program appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
We routinely engage with assessors, consultants, auditors, and other third-parties, including by annually having an independent Qualified Security Assessor review our Information Security Program to help identify areas for continued focus, improvement and/or compliance, including undergoing annual compliance audits with respect to PCI DSS and SOC 2 compliance.

Our processes also address oversight and identification of cybersecurity risks from our use of third-party service providers. This involves, among other things, conducting pre-engagement risk-based diligence, implementing contractual security and notification provisions, and ongoing monitoring as needed.
Risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. Although our cybersecurity risk management program, as described above, is designed to help prevent, detect, respond to, remediate, and mitigate the impact of cybersecurity incidents, there is no guarantee that a future cybersecurity incident would not materially adversely affect the Company's business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see the headings "Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers, including third party systems" and "A data security breach could expose us to liability and protracted and costly litigation, regulatory penalties, and could adversely affect our reputation and operating revenues" included as part of our risk factor disclosures in "Part I, Item 1A, Risk Factors," of this Annual Report on Form 10-K.
Governance
The Risk Committee of our Board of Directors provides structured oversight of the Company’s Enterprise Risk Management Program, including the oversight of risks from cybersecurity threats. The Risk Committee regularly receives an overview from management of our cybersecurity risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Risk Committee generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging material cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discusses such matters with our Chief Information Security Officer and Chief Technology Officer. Annually, the Risk Committee reviews and approves the Information Security Program. Additionally, the Risk Committee is promptly apprised of any cybersecurity incident that meets established reporting thresholds, and receives ongoing updates regarding any such incident until it has been resolved. At each regularly scheduled Board meeting, the Risk Committee Chair provides the full Board with an update on all significant matters discussed, reviewed, considered and approved by the committee since the last regularly scheduled Board meeting.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Security Officer and Chief Technology Officer. Such individuals have collectively over 25 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and adhering to relevant compliance requirements as well as several relevant degrees and certifications, including undergraduate degrees in information systems and computer engineering, Certified Information Systems Auditor, Certified Information Systems Security Professional, Global Information Assurance Certification, and Internal Security Assessor.
These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the Information Security Program described above, including the operation of our incident response plan. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response plan and cybersecurity disclosure controls and procedures define the process to disclose such a material cybersecurity incident.
As discussed above, these members of management report to the Risk Committee of our Board of Directors about cybersecurity threat risks, among other cybersecurity related matters.
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
Holders of Record
As of January 31, 2024, we had 43 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2022, our Board of Directors provided authorization to increase our stock repurchase limit to $100 million for any future repurchases. As of December 31, 2023, the remaining amount available under the current authorization totaled $4.5 million with no expiration date. No shares of our Class A common stock were repurchased during the fourth quarter of 2023.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index, and the S&P Composite 1500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2018 and ending on the close of trading on the NYSE on December 31, 2023. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.
Total Return to Stockholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/18	2019	2020	2021	2022	2023
Green Dot Corporation	$100	$29	$70	$46	$20	$12
Russell 2000	$100	$126	$151	$173	$138	$161
S&P Smallcap 600	$100	$123	$137	$173	$145	$169
S&P Composite 1500 Financials	$100	$131	$129	$173	$156	$174

ITEM 6. [Reserved]
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the "Securities Act") and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including inflation and interest rate trends and impacts and other macro-economic impacts on our business, results of operations and financial condition and governmental and our responses to such events, including those identified above, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to "Part I, Item 1. Business" for more detailed information about our operations and Note 24—Segment Information to the Consolidated Financial Statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Total operating revenues	$1,501,328	$1,449,566	$51,762	3.6%
Total operating expenses	1,478,658	1,355,191	123,467	9.1%
Net income	6,722	64,212	(57,490)	(89.5)%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the year ended December 31, 2023 increased $51.8 million, or 4% over the prior year comparable period, driven primarily by higher revenues in our B2B Services segment, partially offset by lower revenues earned in our Consumer Services and Money Movement Services segments.
Our consolidated total operating revenues increased year-over-year due to the continued growth of certain BaaS partner programs, which generated an increase in our total gross dollar volume of 35% for the year ended December 31, 2023. However, our total operating revenues were negatively impacted by several other factors impacting our deposit account programs, including our strategic decision to reduce marketing spend on GO2bank in the beginning of the fiscal year in response to market trends, our decision to wind-down many of our legacy cardholder programs in support of GO2bank, macro-economic factors leading to economic challenges for consumers and other trends that have impacted acquisition at retail locations, and the non-renewal of certain partner programs as previously disclosed. These factors impacted the number of consolidated active accounts, purchase volume and number of cash transfers, each of which decreased for the year ended December 31, 2023 by 14%, 16% and 6%, respectively, from the prior year comparable period.
In our Consumer Services segment, revenues decreased during the year ended December 31, 2023 by 15% from the prior year comparable period. As compared to the year ended December 31, 2022, gross dollar volume and purchase volume each declined 15% and 16%, respectively, and the average number of active accounts and direct deposit accounts for the fiscal year declined by 16% and 17%, respectively. We believe these decreases are attributable to the factors discussed above, including lower account acquisition from reduced marketing spend on GO2bank in the beginning of fiscal year 2023 in our Direct channel in response to market trends, our decision to wind-down many of our legacy cardholder programs in support of GO2bank, observed changes in consumer traffic within our retail locations and the non-renewal of one of our retail partner programs. These factors had a corresponding impact on the amount of revenue we earn from accounts, including through monthly maintenance fees, new card fees, ATM fees and interchange fees. These declines in revenue from our Consumer Services segment were partially offset by the continued adoption of our optional overdraft protection program services available to accountholders across our portfolios.
In our B2B Services segment, revenues increased by 30% during the year ended December 31, 2023 over the prior year comparable period. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the year ended December 31, 2023 by 58%, despite a year-over-year reduction in purchase volume by 14%, and a year-over-year decline in the average number of active accounts by 20%. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners, partially offset by the non-renewals of other BaaS partners as previously disclosed.
Our Money Movement Services segment revenues decreased for the year ended December 31, 2023 by 6% from the prior year comparable period. The decrease in our Money Movement Services segment was primarily attributable to the number of cash transfers processed, which decreased by 6% from the prior year comparable period, and to a lesser extent, a 3% decrease in our tax processing revenues. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of lower active accounts within our Consumer Services and B2B Services segments discussed above. However, we continued to experience an increase in the number of cash transfers processed for third-party programs, which has grown steadily on a year-over-year basis, and represented the majority of our total cash transfers as of December 31, 2023.
Our tax processing revenues decreased for the year ended December 31, 2023 from the prior year comparable period, as a result of a 3% year-over-year decrease in the number of tax refunds processed. The decrease in number of tax refunds processed was principally attributable to lower volumes from our online consumer tax channels.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, decreased for the year ended December 31, 2023 by 11% from the prior year comparable period. The decrease in net interest income was the result of an increase in interest shared with certain BaaS partners (a reduction of revenue), partially offset by higher yields on our cash balances, each driven by increases in short-term interest rates by the Federal Reserve.

Total operating expenses
Our total operating expenses for the year ended December 31, 2023 increased $123.5 million, or 9%, over the prior year comparable period. As discussed in more detail below, the increase in our total operating expenses was driven primarily by an increase in processing expenses within our B2B Services segment, and to a lesser extent, a net increase in other general and administrative expenses, partially offset by a decrease in sales and marketing expenses, and lower compensation and benefits expenses.
The increase in our total operating expenses for the year ended December 31, 2023 was driven primarily by an increase in processing expenses associated with the growth of certain BaaS account programs within our B2B Services segment discussed above, partially offset by reductions in processor costs realized from the migration to our in-licensed card management system. Other general and administrative expenses increased during the year ended December 31, 2023 in part due to an estimated accrual we recorded based on a proposed consent order we and our subsidiary bank received from the Federal Reserve Board, as discussed in more detail below. Other general and administrative expenses also increased due to an increase in overall transaction losses attributable to an increase in the amount of customer dispute volume across our portfolios and higher professional services fees related to our anti-money laundering program ("AML"), including improvements to our compliance controls, policies and procedures, partially offset by a $13 million legal settlement and certain impairment charges of internal-use software that were recorded in the prior year comparable period, which in each case did not recur in 2023.
These increases were partially offset by lower sales and marketing expenses, principally due to decreases in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, as well as reduced marketing spend associated with GO2bank as discussed above. In addition, our marketing expenses decreased as a result of lower supply chain expenses, which consists of debit card plastics and related materials, as a result of a lower number of active accounts for the comparable periods and the non-renewal of certain partner programs as previously disclosed. Compensation and benefits expenses decreased, primarily due to lower accrued bonus compensation expense, partially offset by an increase in third-party call center support costs associated with the growth of certain programs within our B2B Services segment.
We and our subsidiary bank received a proposed consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The matters addressed in the proposed consent order relate to activities and practices that commenced prior to our CEO transition in 2020. Included in the proposed consent order are proposals for civil money penalties related to these issues. While we are still in discussions with the Federal Reserve Board regarding these proposals, we accrued an estimated liability of $20 million related to the proposed consent order during the three months ended December 31, 2023. We believe the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), is up to $50 million as of December 31, 2023. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which we are involved and considers our best estimate of such losses for those matters for which an estimate can be made. However, there can be no assurance that our accrual is sufficient or that losses from the proposed consent order will not exceed the estimated range. For further discussion, see the headings "As a bank holding company, we are subject to extensive and potentially changing regulation and are required to serve as a source of strength for Green Dot Bank" and “Litigation or investigations could result in significant settlements, sanctions, fines or penalties” included as part of our risk factor disclosures in "Part I, Item 1A, Risk Factors," of this Annual Report on Form 10-K.
Income taxes
Our income tax expense for the year ended December 31, 2023 decreased $11.8 million, or 60% over the prior year comparable period. The decrease in our income tax expense was due primarily to an 83% decrease in our income before taxes, partially offset by an increase in our effective tax rate. Our effective tax rate for the years ended December 31, 2023 and 2022 was 54.1% and 23.5%, respectively. The increase in our effective tax rate was primarily attributable to the expense associated with tax shortfalls from stock-based compensation, expense related to nondeductible penalties, and higher expenses related to state taxes, net of federal benefits, partially offset by higher tax benefits from general business credits and cash value growth in bank owned life insurance policies. The increase in nondeductible penalties for the year ended December 31, 2023 is related to the tax effect associated with the estimated accrual for our proposed consent order received from the Federal Reserve Board discussed above.
The Inflation Reduction Act of 2022 (the "IRA") levies a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases. To date, these tax law changes have had no immediate effect and we do not expect that they will have a material impact on our results of operations in future periods.

In December 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules introducing a 15% global minimum tax rate for large multinational corporations ("Pillar Two"). Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We are monitoring legislative developments and continuing to evaluate the potential impact of Pillar Two on our consolidated financial statements, but we do not expect that it will have a material impact on our results of operations in future periods.
Outlook and Other Trends Affecting Our Business
Based on the overall macro-economic environment, the effect of high inflation and interest rates, our commitment to making growth-oriented investments and the timing of the related expense savings from our ongoing technology transformation, the previously-disclosed non-renewals in our Consumer Services and B2B Services segments, our decision to wind-down many of our legacy cardholder programs in support of GO2bank, trends occurring within our retail channel in our Consumer Services segment, and our investments in our compliance programs, our consolidated operating profit has declined year-over-year in 2023. However, we do not expect some of these trends or events to recur in 2024. Based on our anticipated growth initiatives and cost reduction measures we have put in place, we expect our 2024 financial results will moderate on a year-over-year basis.
We expect the previously-disclosed non-renewals in our Consumer Services and B2B Service segments and our decision to wind-down many of our legacy cardholder programs in support of GO2bank will impact our year-over-year growth rates in the first half of 2024.
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on, among other things, cost-effectively re-engaging in strategic marketing initiatives in support of our GO2bank product and other initiatives across our account programs with the objective of returning to active account growth.
During the third quarter of 2023, we completed the final account migrations of our processor conversion. While we will continuously seek opportunities to enhance and invest in our overall technology platform, we expect the implementation of our card management platform will allow us to begin fully realizing reductions in our processing expenses in 2024. Additionally, in February 2024, we also initiated a reduction in workforce that impacted approximately 10% of our global employees. This strategic reduction in force is intended to improve our cost structure, streamline operations, and refocus resources on core strategic priorities.
We expect these cost reduction initiatives to be partially offset by increases in other areas, as we will continue to invest in and incur additional expenses in connection with our AML program, including improvements to our compliance controls, policies and procedures, which we believe will ultimately help us to continue to remediate regulatory matters discussed above and mitigate and reduce our fraud losses over the long term.
During 2022, the Federal Reserve raised interest rates by an aggregate of 425 basis points. During 2023, the Federal Reserve raised rates by an additional 100 basis points, which further contributed to a market slowdown. The market consensus is that interest rates will decrease during 2024, but we expect that an elevated interest rate environment may persist for the foreseeable future. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and may continue to have a negative impact on our consolidated financial statements, and will be dependent upon future interest rate changes enacted by the Federal Reserve.
Further, the duration and magnitude of the continuing effects of macro-economic factors remain uncertain and dependent on various factors. See "Part I, Item 1A, Risk Factors," for an additional discussion of risks related to macro-economic factors.

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our revenues:

	Year Ended December 31,				Year Ended December 31,
	2023	2022	Change	%	2022	2021	Change	%
	(In millions, except percentages)
Gross dollar volume	$99,204	$73,484	$25,720	35.0%	$73,484	$70,822	$2,662	3.8%
Number of active accounts*	3.57	4.15	(0.58)	(14.0)%	4.15	5.07	(0.92)	(18.1)%
Purchase volume	$22,514	$26,687	$(4,173)	(15.6)%	$26,687	$33,736	$(7,049)	(20.9)%
Number of cash transfers	33.86	36.06	(2.2)	(6.1)%	36.06	40.51	(4.45)	(11.0)%
Number of tax refunds processed	14.14	14.57	(0.43)	(3.0)%	14.57	12.14	2.43	20.0%
* Represents number of active accounts as of December 31, 2023, 2022, and 2021 respectively.
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
Purchase Volume — Represents the total dollar volume of purchase transactions made by our account holders. This metric excludes the dollar volume of ATM withdrawals and volume generated by certain BaaS programs where the BaaS partner receives interchange fees and we earn a program management service fee. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on prepaid cards, checking accounts and certain cash transfer products, such as MoneyPak, pursuant to the terms and conditions in our customer agreements. We charge ATM fees to cardholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our cardholder agreements. We charge new card fees, if applicable, when a consumer purchases a prepaid card, gift card, or a checking account product through our Retail channel. Other revenues consist primarily of revenue associated with our gift card program, annual fees associated with our secured credit card portfolio, transaction-based fees, fees associated with optional products or services, such as our overdraft protection program, and cash-back rewards we offer to cardholders. Our cash-back rewards are recorded as a reduction to card revenues and other fees. Also included in card revenues and other fees are program management service fees earned from our BaaS partners for programs we manage on their behalf.
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
Cash Processing Revenues — Cash processing revenues consist of cash transfer revenues, tax refund processing service revenues, Simply Paid disbursement revenues and other tax processing service revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues at the point in time when a customer of a third-party tax preparation company chooses to pay his or her tax preparation fee through the use of our tax refund processing services. We earn Simply Paid disbursement fees from our business partners at the point in time payment disbursements are made.
Interchange Revenues — We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, at the point in time when customers make purchase transactions using our products. Our aggregate interchange revenues vary based primarily on the number of active accounts in our portfolio, the average transactional volume of the active accounts in our portfolio, the merchant category of spend, and on the mix of cardholder purchases between those using signature identification technologies and those using personal identification numbers and the corresponding rates.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processors that maintain the records of our customers' accounts and process transaction authorizations and postings for us and the third-party banks that issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services and gateway and network fees associated with our Simply Paid disbursement services. Bank fees generally vary based on the total number of tax refund transfers processed and gateway and network fees vary based on the number of disbursements made.
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
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. As discussed above, while the IRA includes a number of revisions to the Internal Revenue Code ("IRC"), to date, these tax law revisions have had no immediate effect and we do not expect that they will have a material impact on our results of operations going forward.
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
The amount of cash-back rewards on our programs varies based on multiple factors, including the terms and conditions for cardholder eligibility, the redemption amount based on cardholder activity, and the cardholder redemption rates. Our estimated cash-back rewards are recorded as a reduction to card revenues and other fees on our consolidated statements of operations and as a component of other accrued liabilities on our consolidated balance sheets. Cash rewards have decreased by approximately 13% for the year ended December 31, 2023 compared to the prior year period, as our cash-back programs have declined, principally from our shift from our legacy products to our GO2bank product which does not have a cash rewards feature. Increases or decreases in our estimate of cash-back rewards is dependent upon cardholder behavioral changes and we periodically evaluate our estimation process and assumptions based on developments in redemption patterns, dollars redeemed and other cardholder behavioral trends. A relatively small change in any of our assumptions could result in a sizable increase or decrease in the amount of cash-back rewards we accrue. For example, on our Green Dot Unlimited product, a combination of a 1% increase in cardholder eligibility and a $1 increase in the average redemption amount would translate to additional cash rewards of approximately $0.5 million. Differences between actual results and our estimates are adjusted in the period that each cardholder's annual rewards cycle is completed.
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
We classify overdrawn accounts by transaction type and age groups based on the number of days since the account last had activity. We then calculate a reserve factor for each transaction type and age group based on the average recovery rate for the most recent six months discussed above. These factors are applied to these groups to estimate our overall reserve. We rely on these historical rates because they have remained relatively consistent over time. Generally, when more than 60 days have passed without any activity in an account, we consider recovery to be remote and charge off the full amount of the overdrawn account balance against the reserve for uncollectible overdrawn accounts. Our actual recovery rates and related estimates thereof may change in the future in response to factors such as customer behavior, product pricing and features that impact the frequency and velocity of reloads and other deposits to such accounts. We include our provision for uncollectible overdrawn accounts related to purchase transactions in other general and administrative expenses in our consolidated statements of operations. See Note 5—Accounts Receivable to the Consolidated Financial Statements included herein for more information.
Allowance for Credit Losses
We establish an allowance for estimated credit losses inherent in our loan portfolio over the life of the loans, including our secured credit cards. For each portfolio of loans, we analyze historical loss rates and other factors to determine a loss rate, and consider if adjustments are needed for current conditions, and other reasonable and supportable forecasts beyond our balance sheet date that may differ from historical results. We also consider adjustments based on qualitative factors which in our judgment may affect the expected credit losses including, but not limited to, changes in prevailing economic or market conditions and the estimated value of the underlying collateral for collateral dependent loans. We separately establish specific allowances for impaired loans based on the present value of changes in cash flows expected to be collected, or for impaired loans that are considered collateral dependent, the estimated fair value of the collateral less estimated costs to sell, if any. Overdrawn balances associated with our overdraft protection program are subject to a similar reserve methodology discussed above under "Reserve for Uncollectible Overdrawn Accounts." See Note 6—Loans to Bank Customers to the Consolidated Financial Statements included herein for more information.
Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends. We test for impairment of goodwill by first assessing various qualitative factors with respect to developments in our business and the overall economy to determine if it is more likely than not our goodwill is impaired. In the event it is more likely than not the carrying value of our reporting units is greater than its fair value, we calculate the estimated fair value of the reporting unit and record an impairment charge for the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. We completed our annual goodwill impairment test as of September 30, 2023 and concluded there was no impairment in any of our reporting units.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. No impairment charges were recognized related to our intangible assets for the years ended December 31, 2023 and 2022. See Note 9—Goodwill and Intangible Assets to the Consolidated Financial Statements included herein for more information.

Results of Operations
Pursuant to instruction 1 of the instructions to paragraph 303(b) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2022 to fiscal year ended December 31, 2021 has been omitted. Such omitted discussion can be found under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
Comparison of Consolidated Results for the Years Ended December 31, 2023 and 2022
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Year Ended December 31,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$1,007,565	67.1%	$876,318	60.5%
Cash processing revenues	225,416	15.0	235,445	16.2
Interchange revenues	231,003	15.4	295,646	20.4
Interest income, net	37,344	2.5	42,157	2.9
Total operating revenues	$1,501,328	100.0%	$1,449,566	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $1,007.6 million for the year ended December 31, 2023, an increase of $131.3 million, or 15%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. In addition, card revenues and other fees also increased due to customer adoption of optional features launched on our card programs, such as our overdraft protection program. These increases were partially offset by decreases in cardholder fees, such as monthly maintenance fees, new card fees and ATM fees for the reasons discussed above in "Overview."
Cash Processing Revenues — Cash processing revenues totaled $225.4 million for the year ended December 31, 2023, a decrease of $10.0 million, or 4%, from the comparable prior year period. The decrease is primarily due to a decline in the number of cash transfers processed year-over-year as a result of lower active accounts within our Consumer Services and B2B Services segments, partially offset by an increase in the number of cash transfers processed for third-party programs as discussed above in "Overview." To a lesser extent, cash processing revenues also decreased due to lower overall tax processing revenues, as a result of a 3% decrease in the number of tax refunds processed.
Interchange Revenues — Interchange revenues totaled $231.0 million for the year ended December 31, 2023, a decrease of $64.6 million, or 22%, from the comparable prior year period. The decrease was primarily due to a 16% decrease in purchase volume during the year ended December 31, 2023, as well as a lower effective interchange rate for the comparable periods. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors. In addition, our interchange rate declined due to a mix shift toward categories of consumer purchases with lower effective rates.
Interest Income, net — Net interest income totaled $37.3 million for the year ended December 31, 2023, a decrease of $4.9 million, or 11%, from the comparable prior year period. The decrease in net interest income was the result of an increase in interest shared with certain BaaS partners (a reduction of revenue), partially offset by higher yields on our cash balances, each driven by increases in short-term interest rates by the Federal Reserve.

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2023		2022
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$245,325	16.3%	$297,900	20.6%
Compensation and benefits expenses	238,528	15.9	243,939	16.8
Processing expenses	639,228	42.6	481,460	33.2
Other general and administrative expenses	355,577	23.7	331,892	22.9
Total operating expenses	$1,478,658	98.5%	$1,355,191	93.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $245.3 million for the year ended December 31, 2023, a decrease of $52.6 million, or 18% compared to the year ended December 31, 2022. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements and our strategic decision to reduce marketing spend on GO2bank in the beginning of the fiscal year in our Direct channel in response to market trends. In addition, our sales and marketing expenses decreased as a result of lower supply chain expenses, which consists of debit card plastics and related materials, as a result of a lower number of active accounts for the comparable periods and the non-renewal of certain partner programs as previously disclosed.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $238.5 million for the year ended December 31, 2023, a decrease of $5.4 million, or 2%, compared to the year ended December 31, 2022. The decrease was primarily due to lower accrued bonus compensation expense, partially offset by an increase in third-party call center support costs associated with the growth of certain programs within our B2B Services segment.
Processing Expenses — Processing expenses totaled $639.2 million for the year ended December 31, 2023, an increase of $157.7 million, or 33%, compared to the year ended December 31, 2022. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment, partially offset by reductions in processor costs realized from the migration to our in-licensed card management system.
Other General and Administrative Expenses — Other general and administrative expenses totaled $355.6 million for the year ended December 31, 2023, an increase of $23.7 million, or 7%, from the comparable prior year period. The increase in other general and administrative expenses during the year ended December 31, 2023 was in part due to an estimated accrual we recorded based on a proposed consent order we and our subsidiary bank received from the Federal Reserve Board, as discussed above in "Overview." Other general and administrative expenses also increased due to an increase in overall transaction losses attributable to an increase in the amount of customer dispute volume across our portfolios and higher professional services fees related to our AML program, partially offset by a $13 million legal settlement and certain impairment charges of internal-use software that were recorded in the prior year comparable period, which in each case did not recur in 2023.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.0	2.2
Foreign tax rate differential	(1.5)	(0.3)
General business credits	(25.0)	(3.2)
Stock-based compensation	28.8	3.2
IRC 162(m) limitation	0.4	0.8
Bank owned life insurance	(4.2)	(0.7)
Nondeductible penalties	29.1	0.1
Global intangible low-taxed income tax	2.0	0.3
Other	1.5	0.1
Effective tax rate	54.1%	23.5%
Our income tax expense totaled $7.9 million for the year ended December 31, 2023, representing a decrease of $11.8 million from the comparable prior year period. The decrease in income tax expense was primarily driven by the decrease in our operating income, partially offset by an increase in our effective tax rate.
Our effective tax rate for the year ended December 31, 2023 is higher than our statutory federal income tax rate primarily due to the expense associated with tax shortfalls from stock-based compensation, the expense related to nondeductible penalties, and higher expenses related to state taxes, net of federal benefits, partially offset by higher tax benefits from general business credits and cash value growth in bank owned life insurance policies. The increase in nondeductible penalties for the year ended December 31, 2023 is related to the tax effect associated with the estimated accrual for our proposed consent order received from the Federal Reserve Board discussed above in "Overview." Our effective tax rate for the year ended December 31, 2022 is higher than our statutory federal income tax rate primarily due to higher taxes from tax shortfalls from stock-based compensation, and higher expenses related to state taxes, net of federal benefits, partially offset by higher tax benefits from general business credits.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services

	Year Ended December 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$498,617	$586,798	$(88,181)	(15.0)%
Segment expenses	321,427	364,650	(43,223)	(11.9)%
Segment profit	$177,190	$222,148	$(44,958)	(20.2)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$19,708	$23,257	$(3,549)	(15.3)%
Number of active accounts*	2.05	2.37	(0.32)	(13.5)%
Direct deposit active accounts*	0.49	0.63	(0.14)	(22.2)%
Purchase volume	$15,193	$18,136	$(2,943)	(16.2)%
* Represents number of active and direct deposit active accounts as of December 31, 2023 and 2022, respectively.

As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2023				2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$4,290	$4,619	$5,122	$5,677	$5,426	$5,495	$5,715	$6,621
Number of active accounts*	2.05	2.16	2.35	2.41	2.37	2.51	2.78	3.04
Direct deposit active accounts*	0.49	0.52	0.59	0.60	0.63	0.66	0.67	0.69
Purchase volume	$3,312	$3,553	$3,984	$4,344	$4,229	$4,302	$4,588	$5,017
* Represents number of active and direct deposit active accounts as of each period end.
Segment revenues within Consumer Services for the year ended December 31, 2023 decreased $88.2 million, or 15%, compared to the prior year comparable period, while our segment expenses for the year ended December 31, 2023 decreased $43.2 million, or 12%.
Our gross dollar volume, purchase volume, the average number of active accounts and the average number of direct deposit active accounts across the year decreased during the year ended December 31, 2023 by 15%, 16%, 16% and 17%, respectively, from the comparable prior year period, primarily from each of the several factors discussed above in "Overview." These factors include our strategic decision to reduce marketing spend on GO2bank in the beginning of the fiscal year in response to market trends and observed changes in consumer traffic within our retail locations, both of which have negatively impacted account acquisition, our decision to wind-down many of our legacy cardholder programs in support of GO2bank, as well as the non-renewal of one of our retail partner programs as previously disclosed.
Our monthly maintenance fee revenues, new card fee revenues, ATM fee revenues and interchange revenues decreased as a result of the decreases in each of our key metrics stated above. In addition, our interchange rate declined due to a mix shift toward categories of consumer purchases with lower effective rates. These decreases were partially offset by increased customer adoption of optional features launched on our card programs, such as our overdraft protection program.
Our segment profit for the year ended December 31, 2023 decreased by approximately 20% from the prior year comparable period. Consumer Services expenses for the year ended December 31, 2023 decreased year-over-year due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, a decrease in marketing spend on GO2bank, lower supply chain expenses, and lower processing expenses from our processor migration, each as discussed above, partially offset by an increase in transactions losses attributable in part to an increase in customer dispute volume across our portfolios.
B2B Services

	Year Ended December 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$772,991	$594,468	$178,523	30.0%
Segment expenses	695,688	508,096	187,592	36.9%
Segment profit	$77,303	$86,372	$(9,069)	(10.5)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$79,496	$50,227	$29,269	58.3%
Number of active accounts*	1.52	1.78	(0.26)	(14.6)%
Purchase volume	$7,321	$8,551	$(1,230)	(14.4)%
* Represents number of active accounts as of December 31, 2023 and 2022, respectively.

As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2023				2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$22,065	$20,217	$19,602	$17,612	$14,584	$13,187	$11,641	$10,815
Number of active accounts*	1.52	1.51	1.36	1.43	1.78	1.82	1.83	1.89
Purchase volume	$1,961	$1,809	$1,750	$1,801	$2,063	$2,141	$2,172	$2,175
* Represents number of active accounts as of each period end.
Segment revenues within our B2B Services for the year ended December 31, 2023 increased $178.5 million, or 30%, compared to the prior year period, while our segment expenses for the year ended December 31, 2023 increased $187.6 million, or 37%.
Our total gross dollar volume during the year ended December 31, 2023 increased by 58% from the prior year comparable period, despite the average number of active accounts across the year decreasing by 20% year-over-year. We have continued to experience organic growth from both new and existing users in certain BaaS programs that tend to yield higher gross dollar volume per active user. The growth in gross dollar volume from these programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners. This increase was partially offset by a decrease in active accounts and the associated purchase volume, which decreased due to the non-renewals of certain other BaaS partners as previously disclosed, resulting in a lower amount of interchange revenue earned year-over-year. Purchase volume decreased by approximately 14% for the year ended December 31, 2023 from the prior year comparable period.
B2B Services expenses increased for the year ended December 31, 2023 principally due to higher processing expenses and third-party call center support costs, each associated with the growth of certain BaaS account programs, and higher overall transaction losses as a result of the increase in gross dollar volume. This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.
Money Movement Services

	Year Ended December 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$209,674	$222,192	$(12,518)	(5.6)%
Segment expenses	96,498	104,362	(7,864)	(7.5)%
Segment profit	$113,176	$117,830	$(4,654)	(3.9)%

Key Metrics	(In millions, except percentages)
Number of cash transfers	33.86	36.06	(2.2)	(6.1)%
Number of tax refunds processed	14.14	14.57	(0.43)	(3.0)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2023				2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	8.19	8.31	8.66	8.70	9.03	9.16	9.00	8.87
Number of tax refunds processed	0.16	0.20	3.87	9.91	0.20	0.28	4.48	9.61
Segment revenues within our Money Movement services for the year ended December 31, 2023 decreased $12.5 million, or 6%, from the comparable prior year period, and segment expenses for the year ended December 31, 2023 decreased $7.9 million, or 8%.

The decrease in segment revenues for the year ended December 31, 2023 was driven primarily by a lower number of cash transfers processed, which decreased by 6% from the prior year comparable period. The Green Dot Network is a service provider to accountholders in our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in cash transfers was the result of lower active accounts within our Consumer Services and B2B Services segments discussed above, partially offset by an increase in the number of cash transfers processed for third-party programs. To a lesser extent, this decrease was also driven by a decrease in our tax processing revenues, as the number of tax refunds processed decreased by 3% from the prior year comparable period principally due to lower volumes from our online consumer tax channels.
Money Movement Services segment expenses decreased for the year ended December 31, 2023 by 8% and segment profit increased by approximately 4% year-over-year. Segment expenses decreased for the year ended December 31, 2023 primarily due to a decrease in third-party call center support costs as a result of lower volumes from our tax refund processing services and tax platform efficiencies, and decreases in sales commissions from lower cash transfer revenues.
Corporate and Other

	Year Ended December 31,
	2023	2022	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$2,513	$20,151	$(17,638)	(87.5)%
Unallocated corporate expenses and inter-segment eliminations	199,308	207,747	(8,439)	(4.1)%
	$(196,795)	$(187,596)	$(9,199)	4.9%
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
Revenues within our Corporate and Other segment decreased primarily due to the portion of interest we share with certain BaaS partners (a reduction of revenue). Net interest income decreased by 11% for the year ended December 31, 2023 from the prior year comparable period. The increase in interest shared with certain BaaS partners (a reduction of revenue) was partially offset by higher yields on our cash, each driven by increases in short-term interest rates by the Federal Reserve.
Unallocated corporate expenses for the year ended December 31, 2023 decreased year-over-year by approximately 4%, driven primarily by lower salary and wage expenses and related benefits for the comparable periods due to lower accrued bonus compensation, partially offset by higher professional services fees related to our AML program, and higher hosting costs and software licenses as a result of our technology transformation.

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
As of December 31, 2023 and 2022, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2023 which management believes would have changed our category as "well capitalized."
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

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at December 31, 2023 and 2022, were as follows:

	December 31, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$730,459	17.9%	4.0%	n/a
Common equity Tier 1 capital	$730,459	38.0%	4.5%	n/a
Tier 1 capital	$730,459	38.0%	6.0%	6.0%
Total risk-based capital	$749,623	39.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$404,559	9.8%	4.0%	5.0%
Common equity Tier 1 capital	$404,559	27.8%	4.5%	6.5%
Tier 1 capital	$404,559	27.8%	6.0%	8.0%
Total risk-based capital	$412,966	28.4%	8.0%	10.0%

	December 31, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$661,404	16.6%	4.0%	n/a
Common equity Tier 1 capital	$661,404	40.1%	4.5%	n/a
Tier 1 capital	$661,404	40.1%	6.0%	6.0%
Total risk-based capital	$675,043	40.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$389,541	9.6%	4.0%	5.0%
Common equity Tier 1 capital	$389,541	31.2%	4.5%	6.5%
Tier 1 capital	$389,541	31.2%	6.0%	8.0%
Total risk-based capital	$397,870	31.8%	8.0%	10.0%
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2023	2022
	(In thousands)
Total cash provided by (used in)
Operating activities	$97,519	$277,686
Investing activities	33,157	(820,188)
Financing activities	(264,019)	36,707
Decrease in unrestricted cash, cash equivalents and restricted cash	$(133,343)	$(505,795)
During the years ended December 31, 2023 and 2022, we financed our operations primarily through our cash flows provided by operating activities and customer funds held on deposit. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of December 31, 2023, our primary source of liquidity was unrestricted cash and cash equivalents totaling $682.3 million. We also consider our $2.2 billion of investment securities available-for-sale to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $97.5 million of net cash provided by operating activities during the year ended December 31, 2023 principally resulted from $6.7 million of net income, adjusted for certain non-cash operating expenses of $158.9 million, and a decrease in net working capital assets and liabilities of $68.1 million.
The year-over-year decrease in our net cash provided by operating activities during the year ended December 31, 2023 is principally due to a $57.5 million decline in net income and net working capital changes associated with cash paid for taxes, increases in volume of fee advances, and timing impacts associated with the non-renewal of programs discussed above. Our cash paid for taxes was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174 of the IRC. Although Congress is considering legislation that would reinstate and extend Section 174 expensing for certain research and experimental expenditures, the possibility that this will happen is uncertain. See Note 14—Income Taxes of the Consolidated Financial Statements included herein for additional information.
Our $277.7 million of net cash provided by operating activities during the year ended December 31, 2022 principally resulted from $64.2 million of net income, adjusted for certain non-cash operating expenses of $168.7 million, and an increase in net working capital assets and liabilities of $44.8 million.
Cash Flows from Investing Activities
Our $33.2 million of net cash provided by investing activities during the year ended December 31, 2023 primarily reflects net proceeds from sales and maturities of our available-for-sale investment securities of $176.9 million, payments for property, equipment and internal-use software of $75.9 million, net changes in loans of $29.0 million, and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million.
The year-over-year increase in our net cash provided by investment activities during the year ended December 31, 2023 is principally associated with maturities of our investment securities and our decision not to reinvest the proceeds into new investment securities.
Our $820.2 million of net cash used in investing activities during the year ended December 31, 2022 primarily reflects purchases of available-for-sale investment securities, net of proceeds from sales and maturities of $634.3 million, payments for property, equipment and internal-use software of $84.3 million, net changes in loans of $32.1 million, purchases of bank-owned life insurance policies of $31.9 million and capital contributions related to our investment in TailFin Labs, LLC of $35.0 million.
Cash Flows from Financing Activities
Our $264.0 million of net cash used in financing activities for the year ended December 31, 2023 was principally the result of a net decrease in customer deposits of $159.4 million and a net decrease in obligations to customers of $132.2 million, partially offset by net borrowings on our revolving credit facility of $26.0 million.
Our $36.7 million of net cash provided by financing activities for the year ended December 31, 2022 was principally the result of a net increase in customer deposits of $157.1 million, and net borrowings on our revolving credit facility of $35.0 million, partially offset by share repurchases of our Class A common stock of $95.5 million and a net decrease in obligations to customers of $54.0 million.
Other Sources of Liquidity: 2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding on our consolidated balance sheets based on the remaining duration of the credit facility, however, we may make voluntary repayments at any time prior to maturity. As of December 31, 2023, the outstanding balance on the 2019 Revolving Facility was $61.0 million, with $39.0 million available for use.

In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of December 31, 2023 was 7.23%.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At December 31, 2023, we were in compliance with all such covenants.
Material Cash Requirements
While the overall macro-economic environment, the effect of high inflation and interest rates, and other factors described in "Outlook and Other Trends Affecting Our Business" above have created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and invest in property, equipment and internal-use software as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, including GO2bank, new features for our existing products and IT infrastructure in order to scale and operate effectively to meet our strategic objectives. We expect our capital expenditures in 2024 to be lower compared to our capital expenditures in 2023, but at similar levels compared to our annual investments in recent years. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
Contractual Obligations
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC, with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. We hold a 20% ownership interest in the entity, in exchange for annual capital contributions of $35.0 million per year from January 2020 through January 2024. Our final payment under this commitment was paid in January 2024. See Note 7—Equity Method Investment to the Consolidated Financial Statements included herein for additional information.
Our remaining leases have terms of less than 1 year to approximately 9 years, subject to renewal options of varying terms, and as of December 31, 2023, we had a total lease liability of $6.1 million. See Note 20—Leases to the Consolidated Financial Statements included herein for additional information regarding our lease liabilities as of December 31, 2023.
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
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023			2022			2021
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$23,801	$2,315	9.7%	$19,608	$2,273	11.6%	$25,101	$2,316	9.2%
Taxable investment securities	2,671,049	49,920	1.9	2,581,235	40,349	1.6	1,271,329	13,831	1.1
Non-taxable investment securities	29,491	814	2.8	27,852	727	2.6	28,956	712	2.5
Federal reserve stock	7,794	345	4.4	7,693	324	4.2	7,069	322	4.6
Fee advances	13,068	3,276	25.1	9,672	2,061	21.3	6,756	1,491	22.1
Cash	548,044	29,981	5.5	965,070	13,085	1.4	2,012,597	2,539	0.1
Total interest-bearing assets	3,293,247	86,651	2.6%	3,611,130	58,819	1.6%	3,351,808	21,211	0.6%
Non-interest bearing assets	311,643			258,260			286,441
Total assets	$3,604,890			$3,869,390			$3,638,249

Liabilities
Interest-bearing liabilities
Checking accounts	$1,461	$7	0.5%	$2,204	$38	1.7%	$5,345	$5	0.1%
Savings deposits	23,945	15	0.1	16,004	128	0.8	26,745	25	0.1
Time deposits, denominations greater than or equal to $250	1,320	26	2.0	1,833	40	2.2	1,827	26	1.4
Time deposits, denominations less than $250	3,599	56	1.6	3,313	31	0.9	3,142	37	1.2
Total interest-bearing liabilities	30,325	104	0.3%	23,354	237	1.0%	37,059	93	0.3%
Non-interest bearing liabilities	3,495,342			3,683,481			3,304,652
Total liabilities	3,525,667			3,706,835			3,341,711
Total stockholders' equity	79,223			162,555			296,538
Total liabilities and stockholders' equity	$3,604,890			$3,869,390			$3,638,249

Net interest income/yield on earning assets		$86,547	2.3%		$58,582	0.6%		$21,118	0.4%
___________
(1)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
The following table presents the amount of changes in interest income and interest expense due to changes in both average volume and average rate for the years ended:

	December 31, 2023			December 31, 2022
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Interest-earning assets
Loans	$42	$(128)	$170	$(43)	$(294)	$251
Taxable investment securities	9,571	8,126	1,445	26,518	7,896	18,622
Non-taxable investment securities	87	43	44	15	40	(25)
Federal reserve stock	21	17	4	2	(13)	15
Fee advances	1,215	406	809	570	(50)	620
Cash	16,896	19,701	(2,805)	10,546	11,141	(595)
Change in interest income	$27,832	$28,165	$(333)	$37,608	$18,720	$18,888

Interest-bearing liabilities
Checking accounts	$(31)	$(16)	$(15)	$33	$34	$(1)
Savings deposits	(113)	(245)	132	103	109	(6)
Time deposits, denominations greater than or equal to $250	(14)	(4)	(10)	14	14	—
Time deposits, denominations less than $250	25	22	3	(6)	(8)	2
Change in interest expense	(133)	(243)	110	144	149	(5)
Change in net interest income and expense	$27,965	$28,408	$(443)	$37,464	$18,571	$18,893
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

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
	(In thousands)
Residential	$35	$537	$4,523	$—	$5,095
Commercial	2,517	41	158	—	2,716
Installment	1,063	668	2,626	—	4,357
Consumer	20,019	—	—	—	20,019
Secured credit card	9,730	—	—	—	9,730
Total fixed-income securities	$33,364	$1,246	$7,307	$—	$41,917

Allocation of Reserve of Credit Losses
The following table shows the reserve for credit losses allocated to each loan category:

	December 31, 2023		December 31, 2022
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(In thousands, except percentages)
Residential	$67	0.6%	$83	0.9%
Commercial	31	0.3	29	0.3
Installment	66	0.6	38	0.4
Consumer	10,032	88.1	7,880	86.8
Secured credit card	1,187	10.4	1,048	11.6
Total	$11,383	100.0%	$9,078	100.0%
Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023		December 31, 2022		December 31, 2021
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$1,461	0.5%	$2,204	1.7%	$5,345	0.1%
Savings deposits	23,945	0.1	16,004	0.8	26,745	0.1
Time deposits, denominations greater than or equal to $250	1,320	2.0	1,833	2.2	1,827	1.4
Time deposits, denominations less than $250	3,599	1.6	3,313	0.9	3,142	1.2
Total interest-bearing deposit accounts	30,325	0.3%	23,354	1.0%	37,059	0.3%
Non-interest bearing deposit accounts	3,220,323		3,286,137		2,926,280
Total deposits	$3,250,648		$3,309,491		$2,963,339
Our aggregate deposits in denominations that met or exceeded FDIC limits were $310 million, $215 million and $180 million as of December 31, 2023, 2022 and 2021, respectively. Our time deposits portfolio in excess of FDIC limits is not material at December 31, 2023.
Key Financial and Credit Ratios
The following tables show certain of Green Dot Bank’s key financial and credit ratios for the years ended December 31, 2023, 2022, and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Net return on assets	2.3%	3.3%	2.0%
Net return on equity	104.2	79.2	24.6
Equity to assets ratio	2.2	4.2	8.1
Allowance for credit losses to total loans outstanding	27.2	29.8	22.4
Nonaccrual loans to total loans outstanding	6.1	7.3	3.4
Allowance for credit losses to nonaccrual loans	442.1	405.4	648.9

	December 31, 2023	December 31, 2022	December 31, 2021
Net charge-offs during the period to average loans outstanding:	(In thousands)
Consumer
Net charge-off during the period	$20,111	$25,521	$18,798
Average amount outstanding	10,036	16,337	7,578
Secured credit card
Net charge-off during the period	3,895	3,308	1,382
Average amount outstanding	12,398	10,924	14,062

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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The FOMC increased the federal funds target rate in July 2023 to a range of 5.25%-5.50%, which will continue to impact the amount of net interest income we earn. While it is expected that the FOMC will decrease interest rates during 2024, we expect that an elevated interest rate environment may persist for the foreseeable future. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect may continue to have a negative impact on our consolidated financial statements.
As of December 31, 2023, we had $61.0 million outstanding under our $100.0 million line of credit agreement. Refer to Note 11—Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable SOFR and margin in effect as of December 31, 2023, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Green Dot Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Green Dot Corporation as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements") and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As shown in the consolidated statement of operations and discussed in Note 2 and Note 3 of the consolidated financial statements, the Company recorded card revenues and other fees of $1,007.6 million, interchange revenues of $231.0 million, and cash processing revenues of $225.4 million in operating revenues for the year ended December 31, 2023. Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, transaction-based fees and other card revenues, which include revenue associated with the Company’s overdraft protection fees, gift card program revenues and BaaS partner program management service fees. The Company records estimated cash back rewards as a reduction to card revenues and other fees. Cash processing revenues include cash transfer revenues, tax refund processing service revenues, Simply Paid disbursement revenues, and other tax processing service revenues. The Company’s revenue recognition differs between each of these discrete revenue streams. The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

Except for gift card program revenues and BaaS partner program management service fees, auditing card revenues and other fees (monthly maintenance fees, new card fees, ATM fees, transaction-based fees and overdraft protection fees), interchange revenues, and cash transfer revenues (collectively, “Revenue”) was complex due to the high aggregate dollar value and large volume of revenue-generating transactions, the number of contracts involved with each revenue stream, the number of systems and processes involved in the processing of such transactions, including third-party service organizations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s processes, systems and controls related to the recognition of Revenue, including, among others, controls related to management’s assessment of when control of goods and services is transferred to customers, the Company’s use of relevant third-party service organizations.
Our audit procedures included, among others, assessing a sample of contracts to determine whether terms that may impact revenue recognition were identified and properly considered in the Company’s evaluation of the accounting for the contracts, calculating revenue per transaction based upon the card revenues and other fees, interchange revenues, and cash transfer revenues recognized and relevant non-financial metrics for each revenue stream (e.g., purchase volumes and number of card activations) and comparing the revenue per transaction for each revenue stream to historical trends and expectations based on contractual rates and historical data. We tested revenue transaction details on a sample basis for certain card revenues and other fees revenue by agreeing such revenues and fees to third party supporting documentation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Los Angeles, California
February 29, 2024

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$682,263	$813,945
Restricted cash	4,239	5,900
Investment securities available-for-sale, at fair value	33,859	—
Settlement assets	737,989	493,395
Accounts receivable, net	110,141	74,437
Prepaid expenses and other assets	69,419	78,155
Total current assets	1,637,910	1,465,832
Investment securities available-for-sale, at fair value	2,203,142	2,363,687
Loans to bank customers, net of allowance for credit losses of $11,383 and $9,078 as of December 31, 2023 and 2022, respectively	30,534	21,421
Prepaid expenses and other assets	221,656	192,901
Property, equipment, and internal-use software, net	179,376	160,222
Operating lease right-of-use assets	5,342	8,316
Deferred expenses	1,546	14,547
Net deferred tax assets	117,139	117,167
Goodwill and intangible assets	420,477	445,083
Total assets	$4,817,122	$4,789,176
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,870	$113,891
Deposits	3,293,603	3,450,105
Obligations to customers	314,278	218,239
Settlement obligations	57,001	40,691
Amounts due to card issuing banks for overdrawn accounts	225	328
Other accrued liabilities	91,239	98,580
Operating lease liabilities	3,369	3,167
Deferred revenue	6,343	25,029
Line of credit	61,000	—
Income tax payable	6,262	11,641
Total current liabilities	3,953,190	3,961,671
Other accrued liabilities	1,895	5,777
Operating lease liabilities	2,687	5,247
Line of credit	—	35,000
Total liabilities	3,957,772	4,007,695
Commitments and contingencies (Note 21)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2023 and 2022; 52,816 and 51,674 shares issued and outstanding as of December 31, 2023 and 2022, respectively	53	52
Additional paid-in capital	375,980	340,575
Retained earnings	770,304	763,582
Accumulated other comprehensive loss	(286,987)	(322,728)
Total stockholders’ equity	859,350	781,481
Total liabilities and stockholders’ equity	$4,817,122	$4,789,176
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$1,007,565	$876,318	$788,834
Cash processing revenues	225,416	235,445	245,539
Interchange revenues	231,003	295,646	380,037
Interest income, net	37,344	42,157	18,787
Total operating revenues	1,501,328	1,449,566	1,433,197
Operating expenses:
Sales and marketing expenses	245,325	297,900	382,163
Compensation and benefits expenses	238,528	243,939	264,686
Processing expenses	639,228	481,460	389,284
Other general and administrative expenses	355,577	331,892	330,590
Total operating expenses	1,478,658	1,355,191	1,366,723
Operating income	22,670	94,375	66,474
Interest expense, net	3,027	255	150
Other expense, net	(5,010)	(10,199)	(2,624)
Income before income taxes	14,633	83,921	63,700
Income tax expense	7,911	19,709	16,220
Net income	$6,722	$64,212	$47,480

Basic earnings per common share:	$0.13	$1.20	$0.87
Diluted earnings per common share:	$0.13	$1.19	$0.85
Basic weighted-average common shares issued and outstanding:	52,251	53,351	54,070
Diluted weighted-average common shares issued and outstanding:	52,510	53,871	55,220
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$6,722	$64,212	$47,480
Other comprehensive income and loss
Unrealized holding income (loss), net of tax	35,741	(292,921)	(33,235)
Comprehensive income (loss)	$42,463	$(228,709)	$14,245
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2020	54,034	$54	$354,460	$651,890	$3,428	$1,009,832
Common stock issued under stock plans, net of withholdings and related tax effects	834	1	(4,824)	—	—	(4,823)
Stock-based compensation	—	—	51,419	—	—	51,419
Net income	—	—	—	47,480	—	47,480
Other comprehensive loss	—	—	—	—	(33,235)	(33,235)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	870	1	229	—	—	230
Stock-based compensation	—	—	34,812	—	—	34,812
Repurchases of Class A Common Stock	(4,064)	(4)	(95,521)	—	—	(95,525)
Net income	—	—	—	64,212	—	64,212
Other comprehensive loss	—	—	—	—	(292,921)	(292,921)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	1,142	1	1,661	—	—	1,662
Stock-based compensation	—	—	33,744	—	—	33,744
Net income	—	—	—	6,722	—	6,722
Other comprehensive income	—	—	—	—	35,741	35,741
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating activities
Net income	$6,722	$64,212	$47,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	58,714	57,101	57,024
Amortization of intangible assets	24,257	23,509	27,775
Provision for uncollectible overdrawn accounts from purchase transactions	24,771	13,771	19,822
Provision for loan losses	26,311	32,352	24,978
Stock-based compensation	33,744	34,812	51,419
Losses (earnings) in equity method investments	9,310	15,648	(1,579)
Amortization of (discount) premium on available-for-sale investment securities	(2,276)	(1,434)	2,563
Impairment of long-lived assets	—	4,264	—
Deferred income tax (benefit) expense	(11,867)	(6,674)	2,722
Other	(4,100)	(4,666)	144
Changes in operating assets and liabilities:
Accounts receivable, net	(60,475)	(7,807)	(32,468)
Prepaid expenses and other assets	3,354	5,417	(9,171)
Deferred expenses	13,001	2,308	1,477
Accounts payable and other accrued liabilities	690	41,098	(5,308)
Deferred revenue	(19,539)	(3,694)	1,282
Income tax receivable/payable	(5,613)	11,716	(14,128)
Other, net	515	(4,247)	(6,999)
Net cash provided by operating activities	97,519	277,686	167,033

Investing activities
Purchases of available-for-sale investment securities	—	(931,549)	(1,395,599)
Proceeds from maturities of available-for-sale securities	176,665	293,748	196,958
Proceeds from sales and calls of available-for-sale securities	186	3,488	6,823
Payments for property, equipment and internal-use software	(75,942)	(84,326)	(57,432)
Net changes in loans	(28,970)	(32,057)	(28,385)
Investment in TailFin Labs, LLC	(35,000)	(35,000)	(35,000)
Purchases of other investments	—	(31,934)	(55,000)
Other investing activities	(3,782)	(2,558)	(852)
Net cash provided by (used in) investing activities	33,157	(820,188)	(1,368,487)

Financing activities
Borrowings on revolving line of credit	282,000	100,000	—
Repayments on revolving line of credit	(256,000)	(65,000)	—
Proceeds from exercise of options and ESPP purchases	5,565	6,177	8,041
Taxes paid related to net share settlement of equity awards	(3,903)	(5,947)	(12,864)
Net changes in deposits	(159,436)	157,140	555,062
Net changes in settlement assets and obligations to customers	(132,245)	(53,991)	488,654
Contingent consideration payments	—	(1,647)	(4,000)
Repurchase of Class A common stock	—	(95,525)	—
Other financing activities	—	(4,500)	(4,500)
Net cash (used in) provided by financing activities	(264,019)	36,707	1,030,393

Net decrease in unrestricted cash, cash equivalents and restricted cash	(133,343)	(505,795)	(171,061)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	819,845	1,325,640	1,496,701
Unrestricted cash, cash equivalents and restricted cash, end of period	$686,502	$819,845	$1,325,640

Cash paid for interest	$5,923	$627	$1,434
Cash paid for income taxes	$24,351	$12,966	$27,200

Reconciliation of unrestricted cash, cash equivalents and restricted cash
Unrestricted cash and cash equivalents	$682,263	$813,945	$1,322,319
Restricted cash	4,239	5,900	3,321
Total unrestricted cash, cash equivalents and restricted cash, end of period	$686,502	$819,845	$1,325,640
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2023 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under "Part I, Item 1A. Risk Factors" in this report.
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
Obligations to customers generally represent customer funds related to our products and services for transactions that have not yet settled. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks.
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
Restricted Cash
As of December 31, 2023 and 2022, restricted cash amounted to $4.2 million and $5.9 million, respectively. Restricted cash principally relates to pre-funding obligations for cardholder accounts at third-party issuing banks.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. No impairment charges were recognized related to long-lived assets for the years ended December 31, 2023 or 2021. We recorded total impairment charges of $4.3 million for the year ended December 31, 2022 related to internal-use software that we determined would no longer be utilized. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
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
For intangible assets subject to amortization, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds its estimated fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2023, 2022 and 2021.
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
Program management service fees from our BaaS partners are generally earned over time on a monthly basis, pursuant to the terms of each program management agreement. Our agreements are generally multi-year arrangements of varying lengths. We recognize these fees as our program management services are rendered each month.
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
Included in sales and marketing expenses are advertising and marketing expenses of $28.5 million, $31.2 million and $42.6 million and shipping and handling costs of $1.7 million, $2.3 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Also included in sales and marketing expenses are use taxes to various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
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
Earnings Per Common Share
We apply the two-class method in calculating earnings per common share, or EPS, because we have had certain unvested restricted shares outstanding that are entitled to participate with our common stockholders in the distributions of earnings based on their dividend rights. The two-class method requires net income to be allocated between each class or series of common stock and other participating securities based on their respective rights to receive dividends, whether or not declared. Basic EPS is then calculated by dividing net income allocated to each class of common stockholders by the respective weighted-average common shares issued and outstanding.
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
Recent Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
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
The following tables disaggregate our revenues earned from external customers by each of our reportable segments:

	Year Ended December 31, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$326,730	$141,169	$206,282	$674,181
Transferred over time	159,540	626,871	3,392	789,803
Operating revenues (1)	$486,270	$768,040	$209,674	$1,463,984

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
Revenues recognized at a point in time are comprised of interchange fees, ATM fees, overdraft protection fees, other similar cardholder transaction-based fees, and substantially all of our cash processing revenues. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS (as defined herein) partner program management service fees.
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
Contract Balances
As disclosed on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $22.7 million, $26.0 million and $26.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2023
Corporate bonds	$10,000	$—	$(374)	$9,626
Agency bond securities	240,447	—	(40,217)	200,230
Agency mortgage-backed securities	2,337,411	—	(333,901)	2,003,510
Municipal bonds	29,408	—	(5,773)	23,635
Total investment securities	$2,617,266	$—	$(380,265)	$2,237,001

December 31, 2022
Corporate bonds	$10,000	$—	$(654)	$9,346
Agency bond securities	240,272	—	(47,166)	193,106
Agency mortgage-backed securities	2,511,958	8	(373,704)	2,138,262
Municipal bonds	29,613	—	(6,640)	22,973
Total investment securities	$2,791,843	$8	$(428,164)	$2,363,687
As of December 31, 2023 and 2022, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2023
Corporate bonds	$—	$—	$9,626	$(374)	$9,626	$(374)
Agency bond securities	—	—	200,230	(40,217)	200,230	(40,217)
Agency mortgage-backed securities	—	—	2,001,270	(333,901)	2,001,270	(333,901)
Municipal bonds	—	—	23,636	(5,773)	23,636	(5,773)
Total investment securities	$—	$—	$2,234,762	$(380,265)	$2,234,762	$(380,265)

December 31, 2022
Corporate bonds	$—	$—	$9,346	$(654)	$9,346	$(654)
Agency bond securities	8,972	(457)	184,133	(46,709)	193,105	(47,166)
Agency mortgage-backed securities	892,068	(67,569)	1,243,588	(306,135)	2,135,656	(373,704)
Municipal bonds	16,333	(3,370)	6,641	(3,270)	22,974	(6,640)
Total investment securities	$917,373	$(71,396)	$1,443,708	$(356,768)	$2,361,081	$(428,164)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the years ended December 31, 2023, 2022 or 2021 on our available-for-sale investment securities. Unrealized losses as of December 31, 2023 and 2022 are the result of continued increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of December 31, 2023 and 2022 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to recent increases in interest rates by the Federal Reserve and from general volatility in market conditions.
We do not intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of December 31, 2023, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$34,102	$33,859
Due after one year through five years	81,224	73,085
Due after five years through ten years	144,223	118,396
Due after ten years	54,408	42,010
Mortgage and asset-backed securities	2,303,309	1,969,651
Total investment securities	$2,617,266	$2,237,001
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Trade receivables	$29,786	$26,083
Reserve for uncollectible trade receivables	(109)	(169)
Net trade receivables	29,677	25,914

Overdrawn cardholder balances from purchase transactions	9,565	3,821
Reserve for uncollectible overdrawn accounts from purchase transactions	(5,281)	(2,230)
Net overdrawn cardholder balances from purchase transactions	4,284	1,591

Cardholder fees	2,564	2,480
Receivables due from card issuing banks	1,768	3,211
Fee advances, net	41,974	28,924
Other receivables	29,874	12,317
Accounts receivable, net	$110,141	$74,437
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance, beginning of period	$2,230	$3,394	$1,653
Provision for uncollectible overdrawn accounts from purchase transactions	24,771	13,771	19,822
Charge-offs	(21,720)	(14,935)	(18,081)
Balance, end of period	$5,281	$2,230	$3,394

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2023
Residential	$—	$—	$—	$—	$5,095	$5,095
Commercial	—	—	—	—	2,716	2,716
Installment	—	—	—	—	4,357	4,357
Consumer	2,066	—	—	2,066	17,953	20,019
Secured credit card	796	774	2,575	4,145	5,585	9,730
Total loans	$2,862	$774	$2,575	$6,211	$35,706	$41,917

Percentage of outstanding	6.8%	1.9%	6.1%	14.8%	85.2%	100.0%

December 31, 2022
Residential	$—	$—	$—	$—	$4,264	$4,264
Commercial	—	—	—	—	2,542	2,542
Installment	—	—	—	—	1,407	1,407
Consumer	2,261	—	—	2,261	12,185	14,446
Secured credit card	712	722	2,239	3,673	4,167	7,840
Total loans	$2,973	$722	$2,239	$5,934	$24,565	$30,499

Percentage of outstanding	9.8%	2.4%	7.3%	19.5%	80.5%	100.0%
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
In December 2021, we made the determination to sell a portion of our secured credit card portfolio and reclassified these assets as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Upon re-classification, we reversed any previous allowance for credit loss on these portfolios and recorded an estimated valuation allowance to reflect the portfolio at its estimated fair value. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statements of operations. As of December 31, 2023 and 2022, the fair value of the loans held for sale amounted to approximately $4.7 million and $5.3 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2—Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2023	December 31, 2022
	(In thousands)
Residential	$49	$153
Installment	79	96
Secured credit card	2,575	2,239
Total loans	$2,703	$2,488

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2023		December 31, 2022
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$5,046	$49	$4,035	$229
Commercial	2,716	—	2,542	—
Installment	4,278	79	1,306	101
Consumer	20,019	—	14,446	—
Secured credit card	7,155	2,575	5,601	2,239
Total loans	$39,214	$2,703	$27,930	$2,569
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance, beginning of period	$9,078	$5,555	$757
Provision for loans	26,311	32,352	24,978
Loans charged off	(24,224)	(28,829)	(20,381)
Recoveries of loans previously charged off	218	—	201
Balance, end of period	$11,383	$9,078	$5,555
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
As of December 31, 2023 and 2022, our net investment in TailFin Labs amounted to approximately $109.5 million and $82.4 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of approximately $8.0 million, $14.1 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $3.5 million and $4.8 million at December 31, 2023 and 2022, respectively. We recorded equity in losses from this investment of approximately $1.4 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively, and equity in earnings of $3.9 million for the year ended December 31, 2021.
Note 8—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Land	$205	$205
Building	605	605
Computer equipment, furniture, and office equipment	40,962	35,696
Computer software purchased	17,579	17,658
Capitalized internal-use software	375,861	321,732
Tenant improvements	7,277	7,066
	442,489	382,962
Less accumulated depreciation and amortization	(263,113)	(222,740)
Property and equipment, net	$179,376	$160,222
The net carrying value of capitalized internal-use software was $166.9 million and $149.2 million at December 31, 2023 and 2022, respectively.
Total depreciation and amortization expense was $58.7 million, $57.1 million and $57.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Included in those amounts are depreciation expense related to internal-use software of $51.8 million, $49.9 million and $47.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
No impairment charges were recognized related to long-lived assets for the years ended December 31, 2023 or 2021. We recorded an impairment charge to property and equipment of $4.3 million for the year ended December 31, 2022 related to internal-use software that we determined would no longer be utilized.
Note 9—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Goodwill	$301,790	$301,790
Intangible assets, net	118,687	143,293
Goodwill and intangible assets	$420,477	$445,083

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Goodwill and Intangible Assets (continued)
Goodwill
There were no changes in the composition of goodwill from the previous year. We completed our annual goodwill impairment test as of September 30, 2023. Based on the results of the annual goodwill impairment test, we determined that each of the fair values of our reporting units exceeded their carrying values and therefore, no impairment was recorded.
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$309,773	$(214,416)	$95,357	$309,773	$(194,858)	$114,915	12.8
Trade names	44,086	(28,524)	15,562	44,086	(24,126)	19,960	14.6
Patents	3,000	(2,455)	545	3,000	(2,182)	818	11.0
Software licenses	15,835	(8,697)	7,138	13,777	(6,291)	7,486	4.3
Other	5,964	(5,879)	85	5,964	(5,850)	114	5.0
Total intangible assets	$378,658	$(259,971)	$118,687	$376,600	$(233,307)	$143,293
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $24.3 million, $23.5 million, and $27.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. None of our intangible assets were impaired as of December 31, 2023 or 2022.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2024	$24,647
2025	23,470
2026	22,160
2027	17,847
2028	16,767
Thereafter	13,796
Total	$118,687
Note 10—Deposits
Deposits are categorized as non-interest or interest-bearing deposits as follows:

	December 31,
	2023	2022
	(In thousands)
Non-interest bearing deposit accounts	$3,214,881	$3,412,749
Interest-bearing deposit accounts
Checking accounts	61,679	17,511
Savings	6,077	7,899
Secured card deposits	4,967	6,933
Time deposits, denominations greater than or equal to $250	1,998	2,275
Time deposits, denominations less than $250	4,001	2,738
Total interest-bearing deposit accounts	78,722	37,356
Total deposits	$3,293,603	$3,450,105

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2024	$2,207
Due in 2025	1,002
Due in 2026	787
Due in 2027	1,080
Due in 2028	923
Total time deposits	$5,999
As of December 31, 2023 and 2022, we had aggregate time deposits of $2.0 million and $2.3 million, respectively, in denominations that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit.
Note 11—Debt
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding on our consolidated balance sheets based on the remaining duration of the credit facility, however, we may make voluntary repayments at any time prior to maturity. As of December 31, 2023, the outstanding balance on the 2019 Revolving Facility was $61 million.
In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00%for Base Rate loans. The interest rate on our outstanding balance as of December 31, 2023 was 7.23%.
We also pay a commitment fee, which varies from 0.20% to 0.35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for LIBOR Rate loans.
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At December 31, 2023, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We incurred interest expense during the year December 31, 2023 of approximately $2.9 million. We did not incur any meaningful interest expense related to our debt during the years ended December 31, 2022 and 2021.

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
Comprehensive Income
The tax impact on unrealized gains and losses on investment securities available-for-sale for the years ended December 31, 2023, 2022 and 2021 was approximately $12.2 million, $(94.6) million and $(11.5) million, respectively.
Stock Repurchase Program
In February 2022, our Board of Directors authorized an increase to our stock repurchase program to $100 million for any future repurchases. As of December 31, 2023, we have an authorized $4.5 million remaining under our current stock repurchase program for additional repurchases.
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
Note 13—Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code ("IRC"). Approximately 4.0 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2023.
Stock-based compensation for the years ended December 31, 2023, 2022, and 2021 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Total stock-based compensation expense	$33,744	$34,812	$51,419
Related income tax benefit	5,769	4,417	3,375
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Restricted stock units granted	1,586	933	1,073
Weighted-average grant-date fair value	$16.67	$27.77	$48.20
Restricted stock unit activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2022	1,555	$34.08
Restricted stock units granted	1,586	16.67
Restricted stock units vested	(685)	34.42
Restricted stock units canceled	(408)	28.20
Outstanding at December 31, 2023	2,048	$21.66
The total fair value of restricted stock vested for the years ended December 31, 2023, 2022 and 2021 was $11.3 million, $15.8 million and $23.4 million, respectively, based on the price of our Class A common stock on the vesting date.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units
We grant performance-based restricted stock units to certain employees that are subject to the attainment of pre-established internal performance conditions, market conditions, or a combination thereof (collectively referred to herein as "performance-based restricted stock units"). The actual number of shares subject to the award is determined at the end of the performance period and may range from zero to 200% of the target shares granted depending upon the terms of the award. Some awards may contain an additional service component after each performance period is concluded and the unvested balance of the shares after the performance metrics are achieved will vest over the remaining requisite service period. Compensation expense related to these awards is recognized using the accelerated attribution method over the vesting period based on the grant date fair value of the award.
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Performance restricted stock units granted	724	88	760
Weighted-average grant-date fair value	$18.13	$27.74	$38.95
Performance-based restricted stock unit activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2022	644	$32.40
Performance restricted stock units granted (at target)	724	18.13
Performance restricted stock units vested	(150)	37.76
Performance restricted stock units canceled	(245)	26.19
Actual adjustment for certified performance periods	15	46.82
Outstanding at December 31, 2023	988	$22.88
The total fair value of all performance-based restricted stock vested for the years ended December 31, 2023, 2022 and 2021 was $2.1 million, $4.2 million and $17.6 million, respectively, based on the price of our Class A common stock on the vesting date.
Stock Options
Total stock option activity for the year ended December 31, 2023 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2022	1,171	$26.97
Options exercised	(9)	16.34
Options canceled	(152)	48.73
Outstanding at December 31, 2023	1,010	$23.78	0.78	$—
Exercisable at December 31, 2023	1,010	23.78	0.78	$—
We have not issued any stock option awards from our 2010 Equity Incentive Plan during the year ended December 31, 2023.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Stock-Based Compensation (continued)
The total intrinsic value of options exercised was de minimis for the year ended December 31, 2023, and $0.1 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, the aggregate intrinsic value of our option awards outstanding was zero, as the fair value per Class A common share exceeded each option's exercise price.
As of December 31, 2023, there was $35.1 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance-based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 1.72 years. As of December 31, 2023, there was no remaining unrecognized compensation cost related to stock options.
Note 14—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
Federal	$15,036	$20,304	$11,748
State	3,881	5,413	1,126
Foreign	861	666	624
Current income tax expense	19,778	26,383	13,498
Deferred:
Federal	(9,040)	(4,031)	2,674
State	(2,666)	(2,730)	57
Foreign	(161)	87	(9)
Deferred income tax (benefit) expense	(11,867)	(6,674)	2,722
Income tax expense	$7,911	$19,709	$16,220
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.0	2.2	1.2
Foreign tax rate differential	(1.5)	(0.3)	(0.4)
General business credits	(25.0)	(3.2)	(2.2)
Stock-based compensation	28.8	3.2	(2.6)
IRC 162(m) limitation	0.4	0.8	8.0
Bank owned life insurance	(4.2)	(0.7)	(0.1)
Nondeductible penalties	29.1	0.1	(0.2)
Global intangible low-taxed income tax	2.0	0.3	0.5
Other	1.5	0.1	0.3
Effective tax rate	54.1%	23.5%	25.5%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
The effective tax rate for the year ended December 31, 2023 and 2022 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, nondeductible penalties, and the IRC 162(m) limitation on the deductibility of executive compensation. The increase in the effective tax rate for the year ended December 31, 2023 as compared to the prior year ended December 31, 2022 is primarily due to an increase in the expense related to tax shortfalls from stock-based compensation, an increase in the expense related to nondeductible penalties, and an increase to state tax expense, net of federal benefits. These increases were partially offset by a decrease of the IRC 162(m) limitation on the deductibility of certain executive compensation, cash value growth in bank owned life insurance policies, and the impact of general business credits. The increase in nondeductible penalties for the year ended December 31, 2023 is related to the tax effect associated with the estimated accrual for our proposed consent order received from the Federal Reserve Board discussed in Note 21—Commitments and Contingencies.
The Inflation Reduction Act of 2022 (the "IRA") levies a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases. To date, these tax law changes have had no immediate effect and we do not expect that they will have a material impact on our results of operations in future periods.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the year ended December 31, 2023, the provision for GILTI tax expense was not material to our financial statements.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,349	$8,606
Stock-based compensation	8,695	9,203
Reserve for overdrawn accounts	6,441	5,261
Accrued liabilities	3,071	6,462
Lease liabilities	1,110	1,384
Tax credit carryforwards	12,641	11,770
Unrealized loss on available-for-sale securities	94,338	105,393
Other	4,259	5,284
Total deferred tax assets	$138,904	$153,363
Deferred tax liabilities:
Internal-use software costs	$1,458	$14,700
Property and equipment, net	1,237	1,432
Deferred expenses	390	3,686
Intangible assets	17,786	15,020
Lease right-of-use assets	894	1,366
Total deferred tax liabilities	21,765	36,204
Net deferred tax assets	$117,139	$117,159
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2022. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020 and the examination remains ongoing as of December 31, 2023. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of December 31, 2023, we had federal net operating loss carryforwards of approximately $13.1 million and state net operating loss carryforwards of approximately $108.1 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2035. In regard to the state net operating loss carryforwards, approximately $59.0 million will expire between 2026 and 2042, while the remaining balance of approximately $49.1 million, does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $21.2 million that can be carried forward indefinitely and other state business tax credits of approximately $0.6 million that will expire between 2024 and 2027.
As of December 31, 2023 and 2022, we had a liability of $12.1 million and $11.2 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Beginning balance	$11,178	$10,972	$9,518
Increases related to positions taken during prior years	543	6	84
Increases related to positions taken during the current year	1,431	1,260	1,470
Decreases related to positions settled with tax authorities	(90)	—	—
Decreases due to a lapse of applicable statute of limitations	(953)	(1,060)	(100)
Ending balance	$12,109	$11,178	$10,972

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$11,611	$10,720	$10,654
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021, of approximately $1.2 million, $0.9 million and $0.8 million, respectively.
For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development costs pursuant to IRC Section 174. Section 174 requires taxpayers to capitalize research and development costs and amortize them over 5 years for expenditures attributed to domestic research and 15 years for expenditures attributed to foreign research. During the year ended December 31, 2023, our cash paid for taxes was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174. Although Congress is considering legislation that would reinstate and extend Section 174 expensing for certain research and experimental expenditures, the possibility that this will happen is uncertain.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Earnings per Common Share
The calculation of basic and diluted earnings per share ("EPS") was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$6,722	$64,212	$47,480
Amount attributable to unvested Walmart restricted shares	—	(178)	(412)
Net income allocated to Class A common stockholders	$6,722	$64,034	$47,068
Denominator:
Weighted-average Class A shares issued and outstanding	52,251	53,351	54,070
Basic earnings per Class A common share	$0.13	$1.20	$0.87

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$6,722	$64,034	$47,068
Re-allocated earnings	—	2	9
Diluted net income allocated to Class A common stockholders	$6,722	$64,036	$47,077
Denominator:
Weighted-average Class A shares issued and outstanding	52,251	53,351	54,070
Dilutive potential common shares:
Stock options	—	29	464
Service based restricted stock units	138	160	408
Performance-based restricted stock units	52	295	265
Employee stock purchase plan	69	36	13
Diluted weighted-average Class A shares issued and outstanding	52,510	53,871	55,220
Diluted earnings per Class A common share	$0.13	$1.19	$0.85
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,057	152	139
Service based restricted stock units	1,573	1,161	245
Performance-based restricted stock units	896	586	857
Unvested Walmart restricted shares	—	148	473
Total	3,526	2,047	1,714

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2—Summary of Significant Accounting Policies.
As of December 31, 2023 and 2022, our assets and liabilities carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2023	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,626	$—	$9,626
Agency bond securities	—	200,230	—	200,230
Agency mortgage-backed securities	—	2,003,510	—	2,003,510
Municipal bonds	—	23,635	—	23,635
Loans held for sale	—	—	4,735	4,735
Total assets	$—	$2,237,001	$4,735	$2,241,736

December 31, 2022
Assets
Investment securities:
Corporate bonds	$—	$9,346	$—	$9,346
Agency bond securities	—	193,106	—	193,106
Agency mortgage-backed securities	—	2,138,262	—	2,138,262
Municipal bonds	—	22,973	—	22,973
Loans held for sale	—	—	5,324	5,324
Total assets	$—	$2,363,687	$5,324	$2,369,011
We based the fair value of our fixed income securities held as of December 31, 2023 and 2022 on either quoted prices in active markets for similar assets or identical securities in inactive markets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2023 and 2022.
The following table presents changes in our contingent consideration payable for the years ended December 31, 2023, 2022 and 2021, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance, beginning of period	$—	$1,347	$5,300
Payments of contingent consideration	—	(1,647)	(4,000)
Change in fair value of contingent consideration	—	300	47
Balance, end of period	$—	$—	$1,347
We had no remaining balance outstanding on our contingent consideration payable as of December 31, 2022.
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
Contingent Consideration
The fair value of contingent consideration obligations was estimated through valuation models designed to estimate the probability of such contingent payments based on various assumptions. Estimated payments were discounted using present value techniques to arrive at an estimated fair value. Our contingent consideration payable was classified as Level 3 because we used unobservable inputs to estimate fair value, including the probability of achieving certain earnings thresholds and appropriate discount rates. Changes in fair value of contingent consideration were recorded through operating expenses.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2023 and 2022 are presented in the table below.

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$30,534	$30,307	$21,421	$18,201

Financial Liabilities
Deposits	$3,293,603	$3,293,526	$3,450,105	$3,450,017

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit a portion of our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Substantially all of our investment portfolio as of December 31, 2023 is directly or indirectly backed by the U.S. federal government. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), we closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis and maintain adequate allowances. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors, well-established third-party payment processors and other business partners, which we frequently monitor and is further mitigated by the short collection period.
Note 19—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the IRC. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax or after-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 50% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $2.9 million, $2.8 million, and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 20—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 9 years, most of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $3.7 million, $4.4 million, and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

	Year Ended December 31,
	2023	2022	2021

Cash paid for operating lease liabilities (in thousands)	$2,884	$7,871	$10,101
Weighted average remaining lease term (years)	3.9	3.4	2.8
Weighted average discount rate	5.1%	4.9%	4.8%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Leases (continued)
Maturities of our operating lease liabilities as of December 31, 2023 is as follows:

Operating Leases
(In thousands)
2024	$3,935
2025	1,288
2026	280
2027	248
2028	255
Thereafter	1,131
7,137
Less: imputed interest	(1,081)
Total lease liabilities	$6,056
Note 21—Commitments and Contingencies
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
We and our subsidiary bank received a proposed consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with anti-money laundering regulations. Included in the proposed consent order are proposals for civil money penalties related to these issues. While we are still in discussions with the Federal Reserve Board regarding these proposals, we accrued an estimated liability of $20 million related to the proposed consent order during the three months ended December 31, 2023.
There may be an exposure to loss in excess of the amount accrued. We believe the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), is up to $50 million as of December 31, 2023. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which we are involved and considers our best estimate of such losses for those matters for which an estimate can be made. However, there can be no assurance that our accrual is sufficient or that losses from the proposed consent order will not exceed the estimated range. For further discussion, see the headings "As a bank holding company, we are subject to extensive and potentially changing regulation and are required to serve as a source of strength for Green Dot Bank" and “Litigation or investigations could result in significant settlements, sanctions, fines or penalties” included as part of our risk factor disclosures in "Part I, Item 1A, Risk Factors," of this Annual Report on Form 10-K.
Other Litigation and Claims
On October 20, 2023, an alleged class action captioned Lyons v. Walmart Inc. et al., was filed in the U.S. District Court for the Middle District of Alabama, alleging that Walmart, Green Dot Corporation, and Green Dot Bank breached implied warranties of merchantability and fitness for a particular purpose, and were otherwise negligent in the packaging of gift cards at Walmart stores, resulting in the unauthorized tampering with, and loss of stored values, on four gift cards sold in advance of the 2022 Christmas holiday season but that were later used at another location in January 2023. The plaintiff sought to represent a nationwide class of persons who purchased a Visa Prepaid card issued by us and subjected to unauthorized use by a third party after purchase but prior to the first authorized use, at a Walmart retail store located in a state that has adopted Article 2 of the Uniform Commercial Code (thereby excluding Louisiana). On October 24, 2023 the court on its own initiative ordered the plaintiff to re-plead the action based on insufficient jurisdictional allegations, and an amended complaint was filed October 30, 2023. The court dismissed the action as to the plaintiff with prejudice on February 14, 2024.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 21—Commitments and Contingencies (continued)
On October 25, 2023, a putative class action, Brockington v. Green Dot Corporation, was filed in the Circuit Court of the 7th Judicial District for Volusia County, Florida, alleging we violated Florida debt collection law by emailing, monthly, several email communications that her “Green Dot Account statement is ready” that were received between 5:58 a.m. and 6:02 a.m., outside the permitted communication times of 8:01 a.m. to 8:59 p.m. The plaintiff alleges that these communications are debt collection communications covered by the Florida Consumer Collection Practices Act, and seeks to represent a class of persons with Florida addresses who received communications between the hours of 9 p.m. and 8 a.m. in connection with the collection of a consumer debt. On November 17, 2023, the plaintiff voluntarily dismissed the suit, and the court approved the dismissal of this matter without further notice or proceedings.
On October 27, 2023, an alleged class action, Hester v. Green Dot Corporation, was filed in District Court for Travis County, Texas, alleging he was unable to access funds in his account for an extended period, and that we have similarly blocked access for other customers. The complaint purports to allege three causes of action for breach of contract, breach of fiduciary duty, and deceptive trade practices in violation of the Texas Deceptive Trade Practices Act. Texas Bus. and Comm. Code, Ch. 17. The proposed class is all Texas residents and GO2bank customers or account holders who “had their accounts or funds blocked, closed, or otherwise restricted” for more than 72 hours at any time during the four years (or the length of the longest applicable statute of limitations for any asserted claim) immediately preceding the filing of this action continuing through the date of judgment. On November 21, 2023, we filed a motion to compel arbitration and stay all proceedings, which are currently pending before the District Court.
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
Financial Commitments
As discussed in Note 7—Equity Method Investments, we are committed to making annual capital contributions in TailFin Labs, LLC of $35.0 million per year from January 2020 through January 2024. Our final payment under this commitment was made in January 2024.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2023	2022	2021
Walmart	17%	21%	24%
In addition, approximately 42%, 30%, and 20% of our total operating revenues for the years ended December 31, 2023, 2022 and 2021, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.

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
As of December 31, 2023 and 2022, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. There were no conditions or events since December 31, 2023 which management believes would have caused us or Green Dot Bank not to be considered "well capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$730,459	17.9%	4.0%	n/a
Common equity Tier 1 capital	$730,459	38.0%	4.5%	n/a
Tier 1 capital	$730,459	38.0%	6.0%	6.0%
Total risk-based capital	$749,623	39.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$404,559	9.8%	4.0%	5.0%
Common equity Tier 1 capital	$404,559	27.8%	4.5%	6.5%
Tier 1 capital	$404,559	27.8%	6.0%	8.0%
Total risk-based capital	$412,966	28.4%	8.0%	10.0%

	December 31, 2022
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$661,404	16.6%	4.0%	n/a
Common equity Tier 1 capital	$661,404	40.1%	4.5%	n/a
Tier 1 capital	$661,404	40.1%	6.0%	6.0%
Total risk-based capital	$675,043	40.9%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$389,541	9.6%	4.0%	5.0%
Common equity Tier 1 capital	$389,541	31.2%	4.5%	6.5%
Tier 1 capital	$389,541	31.2%	6.0%	8.0%
Total risk-based capital	$397,870	31.8%	8.0%	10.0%
In addition, Green Dot Bank is subject to regulatory restrictions that limit its ability to issue capital distributions, such as cash dividends, as it is required to maintain minimum levels of capital adequacy. As of December 31, 2023, the aggregate amount of net assets we determined were restricted at our bank was approximately $127.7 million.

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
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS channel"), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer channel") to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our Simply Paid Disbursements services utilized by our partners.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Segment Information (continued)
The following tables present financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31,
	2023	2022	2021
Segment Revenue	(In thousands)
Consumer Services	$498,617	$586,798	$694,725
B2B Services	772,991	594,468	458,584
Money Movement Services	209,674	222,192	239,735
Corporate and Other	2,513	20,151	(5,169)
Total segment revenues	1,483,795	1,423,609	1,387,875
BaaS commissions and processing expenses	20,449	28,831	45,322
Other income	(2,916)	(2,874)	—
Total operating revenues	$1,501,328	$1,449,566	$1,433,197
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Year Ended December 31,
	2023	2022	2021
Segment Profit	(In thousands)
Consumer Services	$177,190	$222,148	$223,604
B2B Services	77,303	86,372	73,156
Money Movement Services	113,176	117,830	115,965
Corporate and Other	(196,795)	(187,596)	(195,761)
Total segment profit	170,874	238,754	216,964

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	58,714	57,101	57,024
Stock based compensation and related employer taxes	34,288	35,414	51,627
Amortization of acquired intangible assets	24,257	23,509	27,775
Impairment charges	—	4,264	—
Legal settlement expenses	23,614	16,021	1,108
Other expense	7,331	8,070	12,956
Operating income	22,670	94,375	66,474
Interest expense, net	3,027	255	150
Other expense, net	(5,010)	(10,199)	(2,624)
Income before income taxes	$14,633	$83,921	$63,700
Note 25—Subsequent Event
In February 2024, we initiated a reduction in workforce that impacted approximately 10% of our global employees. This strategic reduction in force is intended to improve our cost structure, streamline operations, and refocus resources on core strategic priorities. As a result of these decisions, we recorded a severance accrual of approximately $4.2 million during the first quarter of 2024, under the guidance of ASC 712, Compensation - Nonretirement Postemployment Benefits.

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included in "Part II, Item 8" of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
ITEM 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Corporate Governance and Director Independence—Code of Business Conduct and Ethics,” and “Corporate Governance and Director Independence—Committees of Our Board of Directors—Audit Committee.” With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2024 Annual Meeting of Shareholders in a section entitled “Additional Information—Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders under the caption “Executive Compensation” excluding the sub-caption “Equity Compensation Plan Information.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders under the captions “Corporate Governance and Director Independence" and “Transactions with Related Parties, Founders and Control Persons.”
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our proxy statement for our 2024 Annual Meeting of Stockholders under the caption “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

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
3. Exhibits
The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Amendment to Amended and Restated Bylaws of Green Dot Corporation (dated March 4, 2020)	8-K	March 6, 2020	3.1

3.5	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Description of Securities.	10-K	March 2, 2020	4.1

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements and related policies).	10-Q	August 8, 2023	10.1

10.3	2010 Employee Stock Purchase Plan, as amended and restated	DEF 14A	April 16, 2021	***

10.4+	2020 Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Walmart Apollo, LLC.	10-K	March 2, 2020	10.6

10.5†	Processing Services Agreement dated as of December 19, 2013 by and among the Registrant and Mastercard International Incorporated.	10-Q/A	June 7, 2017	10.1

10.6†	Amendment to the Processing Services Agreement dated as of September 10, 2018 by and among the Registrant and Mastercard International Incorporated.	10-Q	November 9, 2018	10.1

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith

10.7*	Form of Executive Severance Agreement.	S-1(A-2)	April 26, 2010	10.12

10.8*	Green Dot Corporation Executive Incentive Plan	10-Q	November 6, 2020	10.1

10.9*	Employment Agreement between George Gresham and Green Dot Corporation dated October 21, 2021.	8-K	October 26, 2021	10.1

10.10*	Amended and Restated Employment Agreement, dated October 16, 2022, between Green Dot Corporation and George Gresham	8-K	October 17, 2022	10.1

21.1	Subsidiaries of Green Dot Corporation.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

31.1	Certification of George Gresham, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Jess Unruh, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of George Gresham, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Jess Unruh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97*	Compensation Recovery Policy				X

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________
*        Indicates management contract or compensatory plan or arrangement.
**    Furnished, not filed.
***    Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement, dated April 16, 2021, for the 2021 Annual Meeting of Stockholders
+    Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
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

Green Dot Corporation

Date:	February 29, 2024	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ George Gresham	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Name:	George Gresham

By:	/s/ Jess Unruh	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Name:	Jess Unruh

By:	/s/ William I Jacobs	Chairman	February 29, 2024
Name:	William I Jacobs

By:	/s/ J. Chris Brewster	Director	February 29, 2024
Name:	J. Chris Brewster

By:	/s/ Saturnino Fanlo	Director	February 29, 2024
Name:	Saturnino Fanlo

By:	/s/ Michelleta Razon	Director	February 29, 2024
Name:	Michelleta Razon

By:	/s/ Ellen Richey	Director	February 29, 2024
Name:	Ellen Richey

By:	/s/ George T. Shaheen	Director	February 29, 2024
Name:	George T. Shaheen