Form 10-Q
period 2024-03-31
GREEN DOT CORP
filed 2024-05-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 53,210,033 shares of Class A common stock outstanding, par value $0.001 per share as of April 30, 2024.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,118,804	$682,263
Restricted cash	226	4,239
Investment securities available-for-sale, at fair value	60,117	33,859
Settlement assets	876,101	737,989
Accounts receivable, net	89,325	110,141
Prepaid expenses and other assets	79,853	69,419
Total current assets	2,224,426	1,637,910
Investment securities available-for-sale, at fair value	2,118,855	2,203,142
Loans to bank customers, net of allowance for credit losses of $10,376 and $11,383 as of March 31, 2024 and December 31, 2023, respectively	39,629	30,534
Prepaid expenses and other assets	213,590	221,656
Property, equipment, and internal-use software, net	175,125	179,376
Operating lease right-of-use assets	4,614	5,342
Deferred expenses	1,404	1,546
Net deferred tax assets	129,314	117,139
Goodwill and intangible assets	414,067	420,477
Total assets	$5,321,024	$4,817,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$107,826	$119,870
Deposits	3,743,301	3,293,603
Obligations to customers	356,529	314,278
Settlement obligations	66,178	57,001
Amounts due to card issuing banks for overdrawn accounts	111	225
Other accrued liabilities	110,405	91,239
Operating lease liabilities	3,388	3,369
Deferred revenue	5,628	6,343
Line of credit	45,000	61,000
Income tax payable	8,509	6,262
Total current liabilities	4,446,875	3,953,190
Other accrued liabilities	1,682	1,895
Operating lease liabilities	1,821	2,687
Total liabilities	4,450,378	3,957,772
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2024 and December 31, 2023; 53,158 and 52,816 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	53	53
Additional paid-in capital	383,205	375,980
Retained earnings	775,054	770,304
Accumulated other comprehensive loss	(287,666)	(286,987)
Total stockholders’ equity	870,646	859,350
Total liabilities and stockholders’ equity	$5,321,024	$4,817,122
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$281,503	$239,866
Cash processing revenues	106,806	101,823
Interchange revenues	50,968	64,015
Interest income, net	12,711	10,676
Total operating revenues	451,988	416,380
Operating expenses:
Sales and marketing expenses	62,375	75,212
Compensation and benefits expenses	66,824	68,781
Processing expenses	195,666	145,054
Other general and administrative expenses	116,569	76,338
Total operating expenses	441,434	365,385
Operating income	10,554	50,995
Interest expense, net	1,457	1,644
Other expense, net	(1,810)	(3,024)
Income before income taxes	7,287	46,327
Income tax expense	2,537	10,315
Net income	$4,750	$36,012

Basic earnings per common share:	$0.09	$0.70
Diluted earnings per common share	$0.09	$0.69
Basic weighted-average common shares issued and outstanding:	52,942	51,813
Diluted weighted-average common shares issued and outstanding:	53,270	52,021
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$4,750	$36,012
Other comprehensive income and loss
Unrealized holding (loss) income, net of tax	(679)	36,297
Comprehensive income	$4,071	$72,309
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
Common stock issued under stock plans, net of withholdings and related tax effects	342	—	(1,400)	—	—	(1,400)
Stock-based compensation	—	—	8,625	—	—	8,625
Net income	—	—	—	4,750	—	4,750
Other comprehensive loss	—	—	—	—	(679)	(679)
Balance at March 31, 2024	53,158	$53	$383,205	$775,054	$(287,666)	$870,646

	Three Months Ended March 31, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	320	—	(2,372)	—	—	(2,372)
Stock-based compensation	—	—	9,182	—	—	9,182
Net income	—	—	—	36,012	—	36,012
Other comprehensive income	—	—	—	—	36,297	36,297
Balance at March 31, 2023	51,994	$52	$347,385	$799,594	$(286,431)	$860,600
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating activities
Net income	$4,750	$36,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	16,432	13,701
Amortization of intangible assets	5,664	5,664
Provision for uncollectible overdrawn accounts from purchase transactions	7,623	1,188
Provision for loan losses	4,788	10,252
Stock-based compensation	8,625	9,182
Losses in equity method investments	2,656	4,068
Amortization of discount on available-for-sale investment securities	(563)	(556)
Impairment of long-lived assets	2,821	—
Other	(808)	(1,008)
Changes in operating assets and liabilities:
Accounts receivable, net	13,193	16,015
Prepaid expenses and other assets	17,033	9,392
Deferred expenses	142	7,208
Accounts payable and other accrued liabilities	5,786	(10,415)
Deferred revenue	(928)	(9,945)
Income tax receivable/payable	2,198	9,880
Other, net	(235)	(106)
Net cash provided by operating activities	89,177	100,532

Investing activities
Proceeds from maturities of available-for-sale securities	45,776	37,070
Proceeds from sales and calls of available-for-sale securities	95	55
Payments for property, equipment and internal-use software	(14,495)	(19,533)
Net changes in loans and advances	(39,939)	(15,069)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Proceeds from other investments	39,118	—
Other investing activities	(81)	(243)
Net cash used in investing activities	(4,526)	(32,720)

Financing activities
Borrowings on revolving line of credit	64,000	83,000
Repayments on revolving line of credit	(80,000)	(118,000)
Proceeds from exercise of options and ESPP purchases	—	144
Taxes paid related to net share settlement of equity awards	(1,400)	(2,516)
Net changes in deposits	451,961	(104,412)
Net changes in settlement assets and obligations to customers	(86,684)	(19,864)
Net cash provided by (used in) financing activities	347,877	(161,648)

Net increase (decrease) in unrestricted cash, cash equivalents and restricted cash	432,528	(93,836)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	686,502	819,845
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,119,030	$726,009

Cash paid for interest	$3,320	$2,016
Cash paid for income taxes	$202	$509

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,118,804	$722,003
Restricted cash	226	4,006
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,119,030	$726,009
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the three months ended March 31, 2024. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2024 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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
The following tables disaggregate our revenues earned from external customers by each of our reportable segments:

	Three Months Ended March 31, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$70,864	$33,800	$106,043	$210,707
Transferred over time	27,143	200,641	786	228,570
Operating revenues (1)	$98,007	$234,441	$106,829	$439,277

	Three Months Ended March 31, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$90,807	$34,288	$97,523	$222,618
Transferred over time	45,820	136,548	718	183,086
Operating revenues (1)	$136,627	$170,836	$98,241	$405,704

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
Revenues recognized at a point in time are comprised of interchange fees, ATM fees, overdraft protection fees, other similar accountholder transaction-based fees, and substantially all of our cash processing revenues. Revenues recognized over time consists of new card fees, monthly maintenance fees, revenue earned from gift cards and substantially all BaaS (as defined herein) partner program management service fees.
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $2.9 million and $14.4 million in revenue for the three months ended March 31, 2024 and 2023, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2024
Corporate bonds	$10,000	$—	$(333)	$9,667
Agency bond securities	240,492	—	(41,965)	198,527
Agency mortgage-backed securities	2,292,157	—	(344,683)	1,947,474
Municipal bonds	29,309	—	(6,005)	23,304
Total investment securities	$2,571,958	$—	$(392,986)	$2,178,972

December 31, 2023
Corporate bonds	$10,000	$—	$(374)	$9,626
Agency bond securities	240,447	—	(40,217)	200,230
Agency mortgage-backed securities	2,337,411	—	(333,901)	2,003,510
Municipal bonds	29,408	—	(5,773)	23,635
Total investment securities	$2,617,266	$—	$(380,265)	$2,237,001
As of March 31, 2024 and December 31, 2023, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2024
Corporate bonds	$—	$—	$9,667	$(333)	$9,667	$(333)
Agency bond securities	—	—	198,527	(41,965)	198,527	(41,965)
Agency mortgage-backed securities	2,219	(1)	1,945,250	(344,682)	1,947,469	(344,683)
Municipal bonds	—	—	23,304	(6,005)	23,304	(6,005)
Total investment securities	$2,219	$(1)	$2,176,748	$(392,985)	$2,178,967	$(392,986)

December 31, 2023
Corporate bonds	$—	$—	$9,626	$(374)	$9,626	$(374)
Agency bond securities	—	—	200,230	(40,217)	200,230	(40,217)
Agency mortgage-backed securities	—	—	2,001,270	(333,901)	2,001,270	(333,901)
Municipal bonds	—	—	23,636	(5,773)	23,636	(5,773)
Total investment securities	$—	$—	$2,234,762	$(380,265)	$2,234,762	$(380,265)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any credit-related impairment losses during the three months ended March 31, 2024 or 2023 on our available-for-sale investment securities. Unrealized losses as of March 31, 2024 and December 31, 2023 are the result of increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. All of the underlying securities within our investment portfolio were in an unrealized loss position as of March 31, 2024 and December 31, 2023 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
We do not currently intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of March 31, 2024, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$60,691	$60,117
Due after one year through five years	81,268	72,799
Due after five years through ten years	144,224	117,497
Due after ten years	54,309	41,202
Mortgage and asset-backed securities	2,231,466	1,887,357
Total investment securities	$2,571,958	$2,178,972
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Trade receivables	$36,211	$29,786
Reserve for uncollectible trade receivables	(79)	(109)
Net trade receivables	36,132	29,677

Overdrawn accountholder balances from purchase transactions	7,670	9,565
Reserve for uncollectible overdrawn accounts from purchase transactions	(4,143)	(5,281)
Net overdrawn accountholder balances from purchase transactions	3,527	4,284

Accountholder fees	2,236	2,564
Receivables due from card issuing banks	1,885	1,768
Fee advances, net	3,169	41,974
Other receivables	42,376	29,874
Accounts receivable, net	$89,325	$110,141
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance, beginning of period	$5,281	$2,230
Provision for uncollectible overdrawn accounts from purchase transactions	7,623	1,188
Charge-offs	(8,761)	(1,126)
Balance, end of period	$4,143	$2,292

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2024
Residential	$—	$—	$—	$—	$5,763	$5,763
Commercial	—	—	—	—	12,811	12,811
Installment	—	—	—	—	4,270	4,270
Consumer	1,543	—	—	1,543	16,252	17,795
Secured credit card	731	712	2,448	3,891	5,475	9,366
Total loans	$2,274	$712	$2,448	$5,434	$44,571	$50,005

Percentage of outstanding	4.6%	1.4%	4.9%	10.9%	89.1%	100.0%

December 31, 2023
Residential	$—	$—	$—	$—	$5,095	$5,095
Commercial	—	—	—	—	2,716	2,716
Installment	—	—	—	—	4,357	4,357
Consumer	2,066	—	—	2,066	17,953	20,019
Secured credit card	796	774	2,575	4,145	5,585	9,730
Total loans	$2,862	$774	$2,575	$6,211	$35,706	$41,917

Percentage of outstanding	6.8%	1.9%	6.1%	14.8%	85.2%	100.0%
We offer an optional overdraft protection program service on certain demand deposit account programs that allows customers who opt-in and meet certain criteria to spend up to a pre-authorized amount in excess of their available card balance. When overdrawn, the purchase related balances due on these deposit accounts are reclassified as consumer loans. Fees due from our accountholders for our overdraft service are included as a component of accounts receivable. Overdrawn balances are unsecured and considered immediately due from the customer.
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of March 31, 2024 and December 31, 2023, the fair value of the loans held for sale amounted to approximately $4.4 million and $4.7 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information on the criteria for classification as nonperforming.

	March 31, 2024	December 31, 2023
	(In thousands)
Residential	$46	$49
Installment	76	79
Secured credit card	2,448	2,575
Total loans	$2,570	$2,703

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers (continued)
Credit Quality Indicators
We closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis. We continuously review and update loan risk classifications. We evaluate our loans using non-classified or classified as the primary credit quality indicator. Classified loans include those designated as substandard, doubtful, or loss, consistent with regulatory guidelines. Secured credit card loans are considered classified if they are greater than 90 days past due. However, our secured credit card portfolio is collateralized by cash deposits made by each accountholder in an amount equal to the user's available credit limit, which mitigates the risk of any significant credit losses we expect to incur.
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2024		December 31, 2023
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$5,717	$46	$5,046	$49
Commercial	12,811	—	2,716	—
Installment	4,194	76	4,278	79
Consumer	17,795	—	20,019	—
Secured credit card	6,918	2,448	7,155	2,575
Total loans	$47,435	$2,570	$39,214	$2,703
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance, beginning of period	$11,383	$9,078
Provision for loans	4,788	10,252
Loans charged off	(5,859)	(6,101)
Recoveries of loans previously charged off	64	25
Balance, end of period	$10,376	$13,254
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
As of March 31, 2024 and December 31, 2023, our net investment in TailFin Labs amounted to approximately $141.3 million and $109.5 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of $3.1 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $3.3 million and $3.5 million at March 31, 2024 and December 31, 2023, respectively. Equity in earnings from this investment for the three months ended March 31, 2024 and 2023 were not significant.
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposit accounts	$3,641,850	$3,214,881
Interest-bearing deposit accounts
Checking accounts	84,356	61,679
Savings	6,713	6,077
Secured card deposits	4,411	4,967
Time deposits, denominations greater than or equal to $250	2,017	1,998
Time deposits, denominations less than $250	3,954	4,001
Total interest-bearing deposit accounts	101,451	78,722
Total deposits	$3,743,301	$3,293,603
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2024
(In thousands)
Due in 2024	$2,179
Due in 2025	1,002
Due in 2026	791
Due in 2027	1,033
Due in 2028	919
Thereafter	47
Total time deposits	$5,971

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding on our consolidated balance sheets based on the remaining duration of the credit facility, however, we may make voluntary repayments at any time prior to maturity. As of March 31, 2024, the outstanding balance on the 2019 Revolving Facility was $45 million, with $55 million available for use.
In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of March 31, 2024 was approximately 6.93%. We also pay a commitment fee, which varies from 0.20% to 0.35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for SOFR Rate loans.
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At March 31, 2024, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We incurred total cash interest expense during the three months ended March 31, 2024 and 2023 of approximately $1.4 million and $1.6 million, respectively.
Note 10—Income Taxes
Income tax expense for the three months ended March 31, 2024 and 2023 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(1.4)	0.8
Foreign tax rate differential	(1.5)	(0.5)
General business credits	(11.5)	(3.4)
IRC 162(m) limitation	(3.6)	1.6
Stock-based compensation	22.7	3.7
Bank owned life insurance income	(2.9)	(1.6)
Bank owned life insurance surrender	9.3	—
Nondeductible expenses	2.6	0.8
Other	0.1	(0.1)
Effective tax rate	34.8%	22.3%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
The effective tax rate for the three months ended March 31, 2024 and 2023 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, cash surrender value growth in bank owned life insurance policies, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net increase in the effective tax rate for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily due to the impact of a $0.2 million increase in tax expense associated with shortfalls from stock-based compensation and the initiated surrender of a portion of our existing bank owned life insurance policies which resulted in a tax charge of $0.5 million and a surrender penalty of $0.2 million. We recognized a discrete tax expense related to tax shortfalls from stock-based compensation of $1.5 million for the three months ended March 31, 2024, compared to a $1.3 million discrete tax expense for the prior year comparable period. These increases were partially offset by a decrease of $1.0 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease of $0.5 million in state income taxes, net of federal benefits, and the impact of general business credits.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the three months ended March 31, 2024 and 2023, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2024 and 2023, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2023. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of March 31, 2024. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of March 31, 2024, we had federal net operating loss carryforwards of approximately $13.1 million and state net operating loss carryforwards of approximately $108.1 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2035. Of our total state net operating loss carryforwards, approximately $59.0 million will expire between 2026 and 2042, while the remaining balance of approximately $49.1 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $21.2 million that can be carried forward indefinitely and other state business tax credits of approximately $0.6 million that will start to expire on December 31, 2024 and continue to expire through December 31, 2027.
As of March 31, 2024 and December 31, 2023, we had a liability of $13.5 million and $12.1 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Beginning balance	$12,109	$11,178
Increases related to positions taken during prior years	1,380	1,260
Decreases related to positions settled with tax authorities	—	(90)
Ending balance	$13,489	$12,348

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,980	$11,917
As of March 31, 2024 and 2023, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.4 million and $1.0 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of March 31, 2024, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the three months ended March 31, 2024.
Note 12—Stock-Based Compensation
We currently grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $8.6 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the three months ended March 31, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2023	2,049	$21.66
Restricted stock units granted	1,931	8.97
Restricted stock units vested	(504)	23.71
Restricted stock units canceled	(97)	25.93
Outstanding at March 31, 2024	3,379	$13.98
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the three months ended March 31, 2024 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2023	988	$22.88
Performance restricted stock units granted	981	8.98
Performance restricted stock units canceled	(62)	28.52
Outstanding at March 31, 2024	1,907	$15.55
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
Stock Options
Total stock option activity for the three months ended March 31, 2024 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2023	1,010	$23.78
Options canceled	(1)	24.25
Outstanding at March 31, 2024	1,009	$23.78
Exercisable at March 31, 2024	1,009	$23.78

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share ("EPS") was as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$4,750	$36,012
Denominator:
Weighted-average Class A shares issued and outstanding	52,942	51,813
Basic earnings per Class A common share	$0.09	$0.70

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$4,750	$36,012
Denominator:
Weighted-average Class A shares issued and outstanding	52,942	51,813
Dilutive potential common shares:
Service-based restricted stock units	259	109
Performance-based restricted stock units	4	68
Employee stock purchase plan	65	31
Diluted weighted-average Class A shares issued and outstanding	53,270	52,021
Diluted earnings per Class A common share	$0.09	$0.69
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,009	1,163
Service-based restricted stock units	1,278	1,248
Performance-based restricted stock units	141	359
Total	2,428	2,770

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024 and December 31, 2023, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2024	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,667	$—	$9,667
Agency bond securities	—	198,527	—	198,527
Agency mortgage-backed securities	—	1,947,474	—	1,947,474
Municipal bonds	—	23,304	—	23,304
Loans held for sale	—	—	4,404	4,404
Total assets	$—	$2,178,972	$4,404	$2,183,376

December 31, 2023
Assets
Investment securities:
Corporate bonds	$—	$9,626	$—	$9,626
Agency bond securities	—	200,230	—	200,230
Agency mortgage-backed securities	—	2,003,510	—	2,003,510
Municipal bonds	—	23,635	—	23,635
Loans held for sale	—	—	4,735	4,735
Total assets	$—	$2,237,001	$4,735	$2,241,736
We based the fair value of our fixed income securities held as of March 31, 2024 and December 31, 2023 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2024 or 2023.
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2024 and December 31, 2023 are presented in the table below.

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$39,629	$39,428	$30,534	$30,307

Financial Liabilities
Deposits	$3,743,301	$3,743,233	$3,293,603	$3,293,526

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
Our total lease expense amounted to approximately $0.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

March 31, 2024

Cash paid for operating lease liabilities (in thousands)	$917
Weighted average remaining lease term (years)	3.95
Weighted average discount rate	5.1%
Maturities of our operating lease liabilities as of March 31, 2024 are as follows:

Operating Leases
(In thousands)
Remainder of 2024	$2,708
2025	1,201
2026	280
2027	248
2028	255
Thereafter	1,131
Total	5,823
Less: imputed interest	(614)
Total lease liabilities	$5,209
Note 17—Commitments and Contingencies
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
There may be an exposure to loss in excess of the amount accrued. We believe the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), is up to $50 million as of March 31, 2024. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which we are involved and considers our best estimate of such losses for those matters for which an estimate can be made. However, there can be no assurance that our accrual is sufficient or that losses from the proposed consent order will not exceed the estimated range.
Other Litigation and Claims
On October 27, 2023, a putative class action, Hester v. Green Dot Corporation, was filed in District Court for Travis County, Texas, alleging plaintiff was unable to access funds in his account for an extended period, and that other customers were similarly blocked access. The complaint purported to assert three causes of action (for breach of contract, breach of fiduciary duty, and a statutory claim for deceptive trade practices). The proposed class comprised all Texas residents and GO2bank customers or accountholders who “had their accounts or funds blocked, closed, or otherwise restricted” for more than 72 hours at any time during the four years (or the length of the longest applicable statute of limitations for any asserted claim) immediately preceding the filing of this action continuing through the date of judgment. On November 21, 2023, we filed a motion to compel arbitration and stay all proceedings based on the express language of the deposit agreement. On March 29, 2024, the court granted the motion, thereby directing the matter into arbitration, and likewise concluded that the “the contract’s prohibition on class and other non-individual claims is valid and enforceable."
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
On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion was denied on March 29, 2024. On February 18, 2020, a putative shareholder derivative action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed, purportedly on behalf of the company, in United States District Court for the Central District of California, against certain of our current and former officers and directors. The suit asserts claims for breach of fiduciary duty and unjust enrichment, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, based largely on the allegations made in the Koffsmon action. The Hellman action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement, the parties to the Hellman action have requested that the court enter an order staying the action through the close of discovery in the Koffsmon action.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
From time to time, we enter into contracts containing provisions that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) contracts with our card issuing banks, under which we are responsible to them for any unrecovered overdrafts on accountholders’ balances; (ii) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the premises; (iii) certain agreements with our officers, directors, and employees, under which we may be required to indemnify these persons for liabilities arising out of their relationship with us; and (iv) contracts under which we may be required to indemnify our retail distributors, suppliers, vendors and other parties with whom we have contracts against claims arising from certain of our actions, omissions, violations of law and/or infringement of patents, trademarks, copyrights and/or other intellectual property rights.
Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. With the exception of overdrafts on accountholders’ balances, historically, we have not been required to make payments under these and similar contingent obligations, and no liabilities have been recorded for these obligations in our consolidated balance sheets. For additional information regarding overdrafts on accountholders’ balances, refer to Note 5 — Accounts Receivable.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2024	2023
Walmart	10%	17%
In addition, approximately 46% and 32% of our total operating revenues for the three months ended March 31, 2024 and 2023, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
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
Our Money Movement Services segment consists of revenues and expenses generated on a per transaction basis from our services that specialize in facilitating the movement of cash on behalf of consumers and businesses, such as money processing services and tax refund processing services. Our money processing services, such as cash deposit and disbursements, are marketed to third-party banks, program managers, and other companies seeking cash deposit and disbursement capabilities for their customers. Those customers, including our own accountholders, can access our cash deposit and disbursement services at any of the locations within our network of retail distributors and neighborhood Financial Service Centers. We market our tax-related financial services through a network of tax preparation franchises, independent tax professionals and online tax preparation providers.
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
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31,
	2024	2023
Segment Revenue	(In thousands)
Consumer Services	$100,612	$139,833
B2B Services	241,200	171,292
Money Movement Services	103,150	98,241
Corporate and Other	2,461	2,997
Total segment revenues	447,423	412,363
BaaS commissions and processing expenses	5,100	4,760
Other income	(535)	(743)
Total operating revenues	$451,988	$416,380
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)

	Three Months Ended March 31,
	2024	2023
Segment Profit	(In thousands)
Consumer Services	$33,259	$52,752
B2B Services	18,283	22,219
Money Movement Services	65,847	61,026
Corporate and Other	(58,157)	(53,454)
Total segment profit	59,232	82,543

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	16,432	13,701
Stock based compensation and related employer taxes	8,706	9,549
Amortization of acquired intangible assets	5,664	5,664
Impairment charges	6,405	—
Legal settlements and related expenses	5,880	100
Other expense	5,591	2,534
Operating income	10,554	50,995
Interest expense, net	1,457	1,644
Other expense, net	(1,810)	(3,024)
Income before income taxes	$7,287	$46,327

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
Our Chief Operating Decision Maker (our "CODM" who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, third-party call center support and transaction losses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to our 2023 Annual Report on Form 10-K "Part I, Item 1. Business" for more detailed information about our operations and Note 19—Segment Information in the notes to the accompanying unaudited consolidated financial statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Total operating revenues	$451,988	$416,380	$35,608	8.6%
Total operating expenses	441,434	365,385	76,049	20.8%
Net income	4,750	36,012	(31,262)	(86.8)%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three months ended March 31, 2024 increased $35.6 million, or 8.6%, over the prior year comparable period, driven primarily by higher revenues in our B2B Services and Money Movement Services segments, partially offset by lower revenues earned in our Consumer Services segment.
Our consolidated total operating revenues increased year-over-year due to the continued growth of certain BaaS partner programs, which generated an increase in our total gross dollar volume of 32% for the three months ended March 31, 2024. However, our total operating revenues were negatively impacted by several other factors impacting our deposit account programs, as discussed below, that impacted the number of consolidated active accounts, purchase volume and number of cash transfers, each of which decreased for the three months ended March 31, 2024 by 9%, 14% and 11%, respectively, over the prior year comparable period.
In our Consumer Services segment, revenues decreased during the three months ended March 31, 2024 by 28% over the prior year comparable period. Gross dollar volume, the number of active accounts, the number of direct deposit active accounts and purchase volume declined year-over-year for the three months ended March 31, 2024 by 21%, 20%, 23% and 23%, respectively. We believe these decreases in our Consumer Services segment are attributable to several factors, including our decision to wind-down many of our legacy accountholder programs in support of GO2bank, macro-economic factors leading to economic challenges for consumers and other trends that have impacted acquisition at retail locations, and the non-renewal of one of our retail partner programs as previously disclosed. These factors had a corresponding impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, new card fees, ATM fees and interchange fees.
In our B2B Services segment, revenues increased by 41% during the three months ended March 31, 2024 over the prior year comparable period. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three months ended March 31, 2024 by 49%, and to a lesser extent, increases in purchase volume and the number of active accounts by 7% and 10%, respectively. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners, partially offset by the non-renewals of certain other BaaS partners as previously disclosed.
Our Money Movement Services segment revenues increased by 5% for the three months ended March 31, 2024 over the prior year comparable period. Despite a decrease in the number of tax refunds processed by 6% during the three months ended March 31, 2024, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed is principally attributable to year-over-year timing of IRS refund volumes. The increase in our Money Movement Services segment was partially offset by an 11% decrease in the number of cash transfers processed for the three months ended March 31, 2024 over the prior year comparable period. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in the number of cash transfers was due to a lower number of active accounts within our Consumer Services segment discussed above.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, increased by 19% for the three months ended March 31, 2024 from the prior year comparable period. The increase in net interest income was the result of higher yields on our cash balances driven by increases in short-term interest rates by the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).
Total operating expenses
Our total operating expenses for the three months ended March 31, 2024 increased $76.0 million, or 21%, over the prior year comparable period. The increase in our total operating expenses for the three months ended March 31, 2024 was driven primarily by an increase in processing expenses associated with the growth of certain BaaS account programs within our B2B Services segment discussed above, partially offset by reductions in processor costs realized from the processor migration to our in-licensed card management platform. Other general and administrative expenses also increased due to an increase in overall transaction losses attributable to an increase in the amount of customer dispute volume across our portfolios, expenses and impairment charges associated with the termination of our partnership agreement for our core banking system that is discussed directly below, and higher professional services fees related to our anti-money laundering ("AML"), including improvements to our compliance controls, policies and procedures. Additionally, in February 2024, we initiated a reduction in workforce that impacted approximately 10% of our global employees. This strategic reduction in force is intended to improve our cost structure, streamline operations, and refocus resources on core strategic priorities.

During the three months ended March 31, 2024, we elected to discontinue pursuing the development of a new core banking system with our service provider and mutually agreed to terminate our partnership agreement, resulting in a settlement payment of $5.5 million and impairment charges of $6.4 million related to internal-use software and other related assets previously recorded. Each of these charges associated with the termination of this agreement are recorded as a component of other general and administrative expenses.
Increases in total operating expenses were partially offset by lower sales and marketing expenses, principally due to decreases in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, and lower compensation and benefits expenses, primarily due to lower salary and wages from the reduction in employee workforce we initiated in the beginning of the year as previously disclosed and lower third-party call center support costs, partially offset by severance benefits associated with the reduction in force.
Income taxes
Our income tax expense for the three months ended March 31, 2024 decreased by $7.8 million, or 75%, from the prior year comparable period. The decrease in our income tax expense was primarily due to a decrease in our taxable income, partially offset by a higher effective tax rate. Our effective tax rate for the three months ended March 31, 2024 was 34.8%, compared to 22.3% for the same period in the prior year. The increase in our effective tax rate was primarily due to incremental taxes we incurred for the initiated surrender and restructuring of a portion of our existing bank owned life insurance policies and an increase in tax expense associated with shortfalls from stock-based compensation. These increases were partially offset by a decrease in state income taxes expense, net of federal benefits, the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation.
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
Outlook and Other Trends Affecting Our Business
Based on the overall macro-economic environment, the effect of high inflation and interest rates, our commitment to making growth-oriented investments and the timing of the related expense savings from our processor migration to our in-licensed card management platform, the previously-disclosed non-renewals in our Consumer Services and B2B Services segments, our decision to wind-down many of our legacy accountholder programs in support of GO2bank, trends occurring within our retail channel in our Consumer Services segment, and our investments in our compliance programs, we have experienced declining trends in our consolidated operating results in recent periods. However, we do not expect some of these trends or events to recur over the course of 2024, such as partner non-renewals and the discontinuation of certain legacy accountholder programs. Based on our anticipated growth initiatives and cost reduction measures we have implemented, we expect our 2024 financial results will stabilize on a year-over-year basis.
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
We expect the previously-disclosed non-renewals in our Consumer Services and B2B Service segments and our decision to wind-down many of our legacy accountholder programs in support of GO2bank will continue to impact our year-over-year growth rates in the first half of 2024.
We have begun to see reductions in our processing expenses from our processor conversion and expect the implementation of our card management platform will allow us to continue to realize reductions in our processing expenses during the remainder of 2024. We also expect the reduction in workforce to improve our cost structure during the remainder of 2024 and beyond.
We expect these cost reduction initiatives to be partially offset by increases in other areas, as we will continue to invest in and incur additional expenses in connection with our AML program, including improvements to our compliance controls, policies and procedures, which we believe will ultimately help us to continue to remediate regulatory matters disclosed previously and mitigate and reduce our fraud losses over the long term.

As previously disclosed, we and our subsidiary bank received a proposed consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The matters addressed in the proposed consent order relate to activities and practices that commenced prior to our CEO transition in 2020. Included in the proposed consent order are proposals for civil money penalties related to these issues. While we are still in discussions with the Federal Reserve Board regarding these proposals, we accrued an estimated liability of $20 million related to the proposed consent order during the three months ended December 31, 2023. We believe the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely), is up to $50 million as of March 31, 2024. This estimated range of reasonably possible losses is based on currently available information for those proceedings in which we are involved and considers our best estimate of such losses for those matters for which an estimate can be made. However, there can be no assurance that our accrual is sufficient or that losses from the proposed consent order will not exceed the estimated range. For further discussion, see the headings "As a bank holding company, we are subject to extensive and potentially changing regulation and are required to serve as a source of strength for Green Dot Bank" and “Litigation or investigations could result in significant settlements, sanctions, fines or penalties” included as part of our risk factor disclosures in Part II, Item 1A, "Risk Factors."
During 2023, the Federal Reserve continued to raise rates by an additional 100 basis points, which further contributed to a market slowdown. While the general market consensus is that interest rates will gradually decrease by the end of 2024, there remains a possibility that an elevated interest rate environment may persist for the foreseeable future. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and may continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve.
Further, the duration and magnitude of the continuing effects of macro-economic factors remain uncertain and dependent on various factors outside of our control. See Part II, Item 1A, "Risk Factors," for an additional discussion of risks related to macro-economic factors.

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended March 31,
	2024	2023	Change	%
	(In millions, except percentages)
Gross dollar volume	$30,755	$23,289	$7,466	32.1%
Number of active accounts*	3.51	3.84	(0.33)	(8.6)%
Purchase volume	$5,274	$6,145	$(871)	(14.2)%
Number of cash transfers	7.77	8.70	(0.93)	(10.7)%
Number of tax refunds processed	9.28	9.91	(0.63)	(6.4)%
* Represents the number of active accounts as of March 31, 2024 and 2023, respectively.
See “Segment Results” for additional information and discussion regarding key metrics performance by segment. The definitions of our key metrics are as follows:
Gross Dollar Volume — Represents the total dollar volume of funds loaded to our account products from direct deposit and non-direct deposit sources. A substantial portion of our gross dollar volume is generated from direct deposit sources. We use this metric to analyze the total amount of money moving onto our account programs, and to determine the overall engagement and usage patterns of our accountholder base. This metric also serves as a leading indicator of revenue generated through our Consumer Services and B2B Services segments, inclusive of fees charged to accountholders and interchange revenues generated through the spending of account balances.
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
Purchase Volume — Represents the total dollar volume of purchase transactions made by our accountholders. This metric excludes the dollar volume of ATM withdrawals and volume generated by certain BaaS programs where the BaaS partner receives interchange fees and we earn a program management service fee. We use this metric to analyze interchange revenue, which is a key component of our financial performance.
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
We classify our operating revenues into the following four categories:
Card Revenues and Other Fees — Card revenues consist of monthly maintenance fees, ATM fees, new card fees and other revenues. We charge maintenance fees on prepaid cards, checking accounts and certain cash transfer products, such as MoneyPak, pursuant to the terms and conditions in our customer agreements. We charge ATM fees to accountholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our accountholder agreements. We charge new card fees, if applicable, when a consumer purchases a prepaid card, gift card, or a checking account product through our Retail channel. Other revenues consist primarily of revenue associated with our gift card program, annual fees associated with our secured credit card portfolio, transaction-based fees, fees associated with optional products or services, such as our overdraft protection program, and cash-back rewards we offer to accountholders. Our cash-back rewards are recorded as a reduction to card revenues and other fees. Also included in card revenues and other fees are program management service fees earned from our BaaS partners for programs we manage on their behalf.
Our aggregate monthly maintenance fee revenues vary primarily based upon the number of active accounts in our portfolio and the average fee assessed per account. Our average monthly maintenance fee per active account depends upon the mix of products in our portfolio at any given point in time and upon the extent to which fees are waived based on various incentives provided to customers in an effort to encourage higher usage and retention. Our aggregate ATM fee revenues vary based upon the number of accountholder ATM transactions and the average fee per ATM transaction. The average fee per ATM transaction depends upon the mix of products in our portfolio at any given point in time and the extent to which accountholders use ATMs within our free network that carry no fee for cash withdrawal transactions. Our aggregate new card fee revenues vary based upon the number of prepaid cards and checking accounts activated and the average new card fee. The average new card fee depends primarily upon the mix of products that we sell since there are variations in new account fees based on the product and/or the location or source where our products are purchased. The revenue we earn from each of these fees may also vary depending upon the channel in which the active accounts were acquired. For example, certain BaaS programs may not assess monthly maintenance fees and as a result, these accounts may generate lower fee revenue than other active accounts. Our aggregate other fees vary primarily based upon account sales of all types, gift card sales, purchase transactions and the number of active accounts in our portfolio.
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
Interchange Revenues — We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, at the point in time when customers make purchase transactions using our products. Our aggregate interchange revenues vary based primarily on the number of active accounts in our portfolio, the average transactional volume of the active accounts in our portfolio, the merchant category of spend, and on the mix of accountholder purchases between those using signature identification technologies and those using personal identification numbers and the corresponding rates.
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
Critical Accounting Estimates
There have been no material changes during the three months ended March 31, 2024 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Comparison of Consolidated Results for the Three Months Ended March 31, 2024 and 2023
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended March 31,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$281,503	62.3%	$239,866	57.5%
Cash processing revenues	106,806	23.6	101,823	24.5
Interchange revenues	50,968	11.3	64,015	15.4
Interest income, net	12,711	2.8	10,676	2.6
Total operating revenues	$451,988	100.0%	$416,380	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $281.5 million for the three months ended March 31, 2024, an increase of $41.6 million, or 17%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in accountholder fees, such as monthly maintenance fees, ATM fees and new card fees for the reasons discussed above in "Overview."
Cash Processing Revenues — Cash processing revenues totaled $106.8 million for the three months ended March 31, 2024, an increase of $5.0 million, or 5%, from the comparable prior year period. While the number of tax refunds processed decreased by 6% during the three months ended March 31, 2024, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed is principally attributable to year-over-year timing of IRS refund volumes. These increases were partially offset by an 11% decline in the number of cash transfers processed due to a lower number of active accounts within our Consumer Services segment, as discussed above in "Overview."
Interchange Revenues — Interchange revenues totaled $51.0 million for the three months ended March 31, 2024, a decrease of $13.0 million, or 20%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 14% during the three months ended March 31, 2024 over the comparable prior year period, as well as a lower effective interchange rate earned for the comparable periods. Our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates. In addition, our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $12.7 million for the three months ended March 31, 2024, an increase of $2.0 million, or 19%, from the comparable prior year period. The increase in net interest income was the result of higher yields on our cash balances, driven by increases in short-term interest rates by the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$62,375	13.8%	$75,212	18.1%
Compensation and benefits expenses	66,824	14.8	68,781	16.5
Processing expenses	195,666	43.3	145,054	34.8
Other general and administrative expenses	116,569	25.8	76,338	18.3
Total operating expenses	$441,434	97.7%	$365,385	87.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $62.4 million for the three months ended March 31, 2024, a decrease of $12.8 million, or 17%, from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements and, to a lesser extent, lower supply chain expenses, which consists of debit card plastics and related materials, as a result of a lower number of active accounts for the comparable periods and the non-renewal of certain partner programs as previously disclosed.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $66.8 million for the three months ended March 31, 2024, a decrease of $2.0 million, or 3%, from the comparable prior year period. The decrease was driven primarily by lower salary and wages from our reduction in employee workforce that we initiated in February 2024 and lower third-party call center support costs, partially offset by severance benefits associated with the reduction in force.
Processing Expenses — Processing expenses totaled $195.7 million for the three months ended March 31, 2024, an increase of $50.6 million, or 35%, from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment, partially offset by reductions in processor costs realized from the processor migration to our in-licensed card management platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $116.6 million for the three months ended March 31, 2024, an increase of $40.3 million, or 53%, from the comparable prior year period. This increase was driven primarily by an increase in overall transaction losses attributable to an increase in the amount of customer dispute volume across our portfolios, expenses and other write-offs associated with our election to terminate our partnership agreement for our core banking system discussed above in "Overview," and higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(1.4)	0.8
Foreign tax rate differential	(1.5)	(0.5)
General business credits	(11.5)	(3.4)
IRC 162(m) limitation	(3.6)	1.6
Stock-based compensation	22.7	3.7
Bank owned life insurance income	(2.9)	(1.6)
Bank owned life insurance surrender	9.3	—
Nondeductible expenses	2.6	0.8
Other	0.1	(0.1)
Effective tax rate	34.8%	22.3%

Our income tax expense totaled $2.5 million for the three months ended March 31, 2024, compared to a $10.3 million income tax expense for the three months ended March 31, 2023, representing a decrease of $7.8 million, or 75%, from the prior year comparable period, primarily due to a decrease in our taxable income.
The increase in our effective tax rate for the three months ended March 31, 2024 from the prior year comparable period was primarily due to an increase in shortfalls from stock-based compensation which increased tax expense by $0.2 million and due to the initiated surrender and restructuring of a portion of our existing bank owned life insurance policies, which resulted in a tax charge of $0.5 million and a surrender penalty of $0.2 million. These increases were partially offset by a decrease in state income tax expense, net of federal benefits, the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$100,612	$139,833	$(39,221)	(28.0)%
Segment expenses	67,353	87,081	(19,728)	(22.7)%
Segment profit	$33,259	$52,752	$(19,493)	(37.0)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$4,500	$5,677	$(1,177)	(20.7)%
Number of active accounts*	1.93	2.41	(0.48)	(19.9)%
Direct deposit active accounts*	0.46	0.60	(0.14)	(23.3)%
Purchase volume	$3,339	$4,344	$(1,005)	(23.1)%
* Represents total number of active and direct deposit active accounts as of March 31, 2024 and 2023, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2024	2023
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$4,500	$4,290	$4,619	$5,122	$5,677
Number of active accounts	1.93	2.05	2.16	2.35	2.41
Direct deposit active accounts	0.46	0.49	0.52	0.59	0.60
Purchase volume	$3,339	$3,312	$3,553	$3,984	$4,344
Segment revenues within Consumer Services for the three months ended March 31, 2024 decreased $39.2 million, or 28%, from the prior year comparable period, while our segment expenses for the three months ended March 31, 2024 decreased by $19.7 million, or 23%.
Our gross dollar volume, number of active accounts, direct deposit active accounts and purchase volume each decreased during the three months ended March 31, 2024 by 21%, 20%, 23%, and 23% respectively, from the comparable prior year period, primarily from each of the several factors discussed above in "Overview." These factors include observed changes in consumer traffic within our retail locations, our decision to wind-down many of our legacy accountholder programs in support of GO2bank, as well as the non-renewal of one of our retail partner programs as previously disclosed.

Our monthly maintenance fee revenues, new card fee revenues, ATM fee revenues and interchange revenues decreased as a result of the decreases in each of our key metrics stated above. In addition, our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates.
Our segment profit decreased for the three months ended March 31, 2024 by approximately 37% from the prior year comparable period. Consumer Services expenses for the three months ended March 31, 2024 decreased from the comparable prior year period due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, lower supply chain expenses and lower processing expenses from our processor migration, each as discussed above, partially offset by an increase in transactions losses attributable in part to an increase in customer dispute volume across our portfolios.
B2B Services
The results of operations and key metrics of our B2B Services segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$241,200	$171,292	$69,908	40.8%
Segment expenses	222,917	149,073	73,844	49.5%
Segment profit	$18,283	$22,219	$(3,936)	(17.7)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$26,255	$17,612	$8,643	49.1%
Number of active accounts*	1.58	1.43	0.15	10.5%
Purchase volume	$1,935	$1,801	$134	7.4%
* Represents total number of active accounts as of March 31, 2024 and 2023, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2024	2023
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$26,255	$22,065	$20,217	$19,602	$17,612
Number of active accounts*	1.58	1.52	1.51	1.36	1.43
Purchase volume	$1,935	$1,961	$1,809	$1,750	$1,801
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three months ended March 31, 2024 increased $69.9 million, or 40.8%, compared to the prior year period, while our segment expenses for the three months ended March 31, 2024 increased $73.8 million, or 49.5%.
Our gross dollar volume, number of active accounts and purchase volume each increased during the three months ended March 31, 2024 by 49%,10% and 7%, respectively, from the prior year comparable period. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user. The growth in gross dollar volume from these programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners. This increase was partially offset by the non-renewals of certain other BaaS partners as previously disclosed.
B2B Services expenses increased for the three months ended March 31, 2024 from the comparable prior year period, principally due to higher processing expenses with the growth of certain BaaS account programs, as well as higher overall transaction losses and third-party call center support costs, each as a result of the increase in gross dollar volume. This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and, therefore, our segment profit for certain arrangements will not scale with revenue growth.

Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$103,150	$98,241	$4,909	5.0%
Segment expenses	37,303	37,215	88	0.2%
Segment profit	$65,847	$61,026	$4,821	7.9%

Key Metrics	(In millions, except percentages)
Number of cash transfers	7.77	8.70	(0.93)	(10.7)%
Number of tax refunds processed	9.28	9.91	(0.63)	(6.4)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2024	2023
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	7.77	8.19	8.31	8.66	8.70
Number of tax refunds processed	9.28	0.16	0.20	3.87	9.91
Segment revenues within our Money Movement services for the three months ended March 31, 2024 increased $4.9 million, or 5%, from the comparable prior year period. Segment expenses for the three months ended March 31, 2024 increased $0.1 million, or 0.2%.
The increase in segment revenues for the three months ended March 31, 2024 was driven primarily by an increase in our tax processing revenues despite a lower number of tax refunds processed due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed is principally attributable to year-over-year timing of IRS refund volumes. This increase in tax-related revenue was partially offset by an 11% decrease in the number of cash transfers processed due to a lower number of active accounts within our Consumer Services segment discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs.
Money Movement Services expenses during the three months ended March 31, 2024 remained consistent with the prior year comparable period. Segment expenses increased primarily from third-party costs and related expenses due to growth across our tax processing services, offset by decreases in sales commissions from lower cash transfer revenues.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$2,461	$2,997	$(536)	(17.9)%
Unallocated corporate expenses and inter-segment eliminations	60,618	56,451	4,167	7.4%
Total	$(58,157)	$(53,454)	$(4,703)	8.8%
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
Revenues within our Corporate and Other segment decreased primarily due to the portion of interest we share with certain BaaS partners (a reduction of revenue). Net interest income increased by 19% during the three months ended March 31, 2024 from the prior year comparable period as a result of higher yields on our cash balances driven by increases in short-term interest rates by the Federal Reserve, partially offset by an increase in the portion we share with certain BaaS partners.
Unallocated corporate expenses for the three months ended March 31, 2024 increased year-over-year by approximately 7%, driven primarily from higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures, partially offset by lower salary and wages from our reduction in employee workforce and a decrease in third-party call center support costs.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Total cash provided by (used in)
Operating activities	$89,177	$100,532
Investing activities	(4,526)	(32,720)
Financing activities	347,877	(161,648)
Increase (decrease) in unrestricted cash, cash equivalents and restricted cash	$432,528	$(93,836)
For the three months ended March 31, 2024 and 2023, we financed our operations primarily through our cash flows provided by operating activities. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of March 31, 2024, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.1 billion. We also consider our $2.2 billion of available-for-sale investment securities to be highly liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our credit facility will be sufficient to meet our working capital, capital expenditures, and any other capital needs for at least the next 12 months. As discussed further below, our 2019 Revolving Facility is set to mature in October 2024 and we remain in discussions with various lending partners to enter into new borrowing arrangements. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of material trends on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $89.2 million of net cash provided by operating activities during the three months ended March 31, 2024 was the result of $4.8 million of net income, adjusted for certain non-cash operating items of $47.2 million and increases in net changes in our working capital assets and liabilities of $37.2 million, attributable in part to the collection of fee advances outstanding as of the beginning of the year.
Our $100.5 million of net cash provided by operating activities during the three months ended March 31, 2023 was the result of $36.0 million of net income, adjusted for certain non-cash operating items of $42.5 million and increases in net changes in our working capital assets and liabilities of $22.0 million.

Cash Flows from Investing Activities
Our $4.5 million of net cash used in investing activities during the three months ended March 31, 2024 was primarily due to capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, net changes in loans of $39.9 million, and the acquisition of property and equipment of $14.5 million, partially offset by net proceeds from maturities of available-for-sale securities of $45.9 million and the surrender of a portion of our bank-owned life insurance policies of $39.1 million. Our final payment under our commitment with TailFin Labs, LLC was made in January 2024.
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
Cash Flows from Financing Activities
Our $347.9 million of net cash provided from financing activities during the three months ended March 31, 2024 was principally the result of a net increase in customer deposits of $452.0 million, partially offset by a net decrease of $86.7 million in obligations to customers and repayments of $16.0 million, net of borrowings, on our revolving line of credit during the three months ended March 31, 2024.
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
Other Sources of Liquidity: 2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding on our consolidated balance sheets based on the remaining duration of the credit facility, however, we may make voluntary repayments at any time prior to maturity. As of March 31, 2024, the outstanding balance on the 2019 Revolving Facility was $45.0 million and we had $55.0 million available for use.
In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of March 31, 2024 was approximately 6.93%.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At March 31, 2024, we were in compliance with all such covenants.
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
Contractual Obligations
There have been no material changes during the three months ended March 31, 2024 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Basel III rules, which were promulgated by the Federal Reserve and other U.S. banking regulators, provide for risk-based capital, leverage and liquidity standards. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. Either or both of Green Dot Corporation and Green Dot Bank may qualify for and opt to use, from time to time, the community bank leverage ratio framework under the Federal Reserve’s version of the U.S. Basel III Rules. Under the community bank leverage ratio framework, a qualifying community banking organization may generally satisfy its capital requirements (and capital conservation buffer) under the U.S. Basel III rules provided that it has a Tier 1 leverage ratio greater than 9% and satisfies other applicable conditions. Green Dot Corporation and Green Dot Bank qualify for and opt into use of the community bank leverage ratio framework. We expect that Green Dot Corporation will continue to qualify for and use the community bank leverage ratio framework, and that Green Dot Bank will calculate and disclose its risk-based capital ratios and Tier 1 leverage ratio under standardized approach of the U.S. Basel III Rules.
As of March 31, 2024 and December 31, 2023, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since March 31, 2024 which management believes would have changed our category as "well capitalized."

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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$748,835	16.7%	4.0%	n/a
Common equity Tier 1 capital	$748,835	37.5%	4.5%	n/a
Tier 1 capital	$748,835	37.5%	6.0%	6.0%
Total risk-based capital	$765,685	38.3%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$361,960	8.3%	4.0%	5.0%
Common equity Tier 1 capital	$361,960	24.4%	4.5%	6.5%
Tier 1 capital	$361,960	24.4%	6.0%	8.0%
Total risk-based capital	$369,243	24.9%	8.0%	10.0%

	December 31, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$730,459	17.9%	4.0%	n/a
Common equity Tier 1 capital	$730,459	38.0%	4.5%	n/a
Tier 1 capital	$730,459	38.0%	6.0%	6.0%
Total risk-based capital	$749,623	39.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$404,559	9.8%	4.0%	5.0%
Common equity Tier 1 capital	$404,559	27.8%	4.5%	6.5%
Tier 1 capital	$404,559	27.8%	6.0%	8.0%
Total risk-based capital	$412,966	28.4%	8.0%	10.0%

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
Interest rates
While operating net interest income has become a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") increased the federal funds target rate in July 2023 to a range of 5.25%-5.50%, which will continue to impact the amount of net interest income we earn. While it is generally expected that the FOMC will gradually decrease interest rates by the end of 2024, there remains a possibility that an elevated interest rate environment may persist for the foreseeable future. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect may continue to have a negative impact on our consolidated financial statements.
As of March 31, 2024, we had $45.0 million outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable SOFR and margin in effect as of March 31, 2024, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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

PART II
ITEM 1. Legal Proceedings
Refer to Note 17 — Commitments and Contingencies to the Consolidated Financial Statements included herein for information regarding our legal proceedings, which information is incorporated into this Item 1 by reference.
ITEM 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from our BaaS partners and Walmart or any of our largest retail distributors as well as third-party processors or other major consumers would adversely affect our business.
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 46% of our total operating revenues for the three months ended March 31, 2024 was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 10% for the three months ended March 31, 2024. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partner or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
The term of our Walmart Money-Card agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, significant BaaS partner or third-party processors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors, significant BaaS partners or third-party processors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
Most of our operating revenues are derived from platform management fees that we earn from our BaaS partners and products and services sold at the stores of our retail distributors. In addition, the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our BaaS partners, retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Our platform management fees depend upon the success of our BaaS partners' efforts to promote their own products and services which incorporate our products and services. Additionally, because we compete with many other providers of products and services for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on the willingness of our retail distributors and tax preparation partners to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our or their products and services, and for a variety of reasons they could give higher priority to other products or services they are offering or the products and services of other companies. Accordingly, losing the commitment of our BaaS partners, retail distributors and tax preparation partners might limit or reduce platform management fees and the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by the operational decisions of our BaaS partners, retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline, and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several alternatives for tax refund processing services, including those of our competitors. Even if our BaaS partners, retail distributors and tax preparation partners actively and effectively promote our or their products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
Future revenue growth depends on our ability to retain and attract new long-term users of our products.
Our ability to increase account usage and accountholder retention and to attract new long-term users of our products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage, accountholder retention or attract new long-term users of our products for a number of reasons, including if we are unable to maintain our existing distribution channels, predict accurately consumer preferences or industry changes and modify our products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence accountholder behavior through accountholder retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting long-term users of our products.
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
We are also experiencing competition as a result of relatively new competitors offering free or low-cost alternatives to our products and services. Digital-centric financial services platforms have gained market share through the marketing of their largely free bank account offerings. To the extent these competitors continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. If GO2bank is not successful in the long-term or our competitive position deteriorates further, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely impact our results of operations.
We may not keep pace with the rapid technological developments in the industries in which we compete and the larger electronic payments industry.
The electronic payments industry is subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We rely in part on third parties for the development of, and access to, new technologies. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to develop or transition to new services and technologies may be inhibited by a lack of industry-wide standards, by difficulties encountered in our development of new services and technologies, by resistance from our retail distributors, BaaS partners, third-party processors or consumers to these changes, or by the intellectual property rights of third parties. For example, we recently elected to discontinue a new core banking system under development in connection with a change in strategy. These and other initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations.
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
Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our cards and other products and services, have in the past and could in the future, result in reputational damage to us in addition to losses. Such damage could reduce the use and acceptance of our cards and other products and services, cause retail distributors to cease doing business with us, or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition.
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
Fraudulent activity involving our products may lead to customer disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected. Additionally, our accountholders can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. We offer an optional overdraft protection program service on certain demand deposit account programs that allows eligible accountholders who opt-in to spend up to a pre-authorized amount in excess of their available card balance. For accountholders who are not enrolled or do not meet the eligibility requirements of our overdraft protection program, we generally decline authorization attempts for amounts that exceed the available accountholder’s balance, however, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can still result in overdrawn accounts. Our overdraft exposure in these instances arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted time frame, but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the transaction amount even if the accountholder has made additional purchases in the intervening period and funds are no longer available on the card at the time the transaction is posted.
We maintain reserves to cover the risk that we may not recover these amounts due from our accountholders, but our exposure may increase above these reserves for a variety of reasons, including our failure to predict the actual recovery rate accurately. To the extent we incur losses from overdrafts above our reserves or we determine that it is necessary to increase our reserves substantially, our business, results of operations and financial condition could be materially and adversely affected.
We face settlement risks from our retail distributors and banking partners, which may increase during an economic recession.
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2024, we had assets subject to settlement risk of $876.1 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Worsening economic conditions, high rates of inflation, or other potential causes of economic distress could materially and adversely impact our business and financial results.
Global and macro-economic factors have resulted and may continue to result in high inflation rates, interest rates, and unemployment rates, leading to economic challenges for consumers and our retail distributors and other partners as well as reduced transaction and spending volumes on accounts. Additionally, these effects increase the settlement risk from our retail distributors and banking partners and could cause us to experience contraction in the number of locations within our network of retail distributors due to store closures or other developments, with attendant negative impacts to our operating revenues and results of operations. If current market conditions persist or deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk in a down economy, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A common stock. Additionally, significant inflationary pressure increases borrowing rates, and we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, increased interest rates may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
As the financial services industry evolves, consumers may find prepaid financial services or demand deposit accounts to be less attractive than other financial services. Consumers might not use prepaid financial services or demand deposit accounts for any number of reasons, including the general perception of our industry, new technologies, a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or other factors outside of our control such as an economic recession. If consumers do not continue or increase their usage of prepaid cards or demand deposit accounts, including making changes in the way such products are funded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
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
Our technology platforms continue to evolve as we regularly invest in enhancing our systems. As a result, some customers may experience disruptions in service despite significant investments in planning and testing on the part of us and our technology partners. In addition, the implementation of technological changes could cause significant disruptions to our customers and our business and may cause processing errors.
Any damage to, or failure of, or delay in our processes or systems generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities and cloud providers), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service, causing customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures could reduce the attractiveness of our products and services, including our banking platform, and result in contract terminations, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our products and services, including our banking platform, and adversely affect our ability to attract new customers and business partners. Additionally, some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and to potentially terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur. In addition, our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur.
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
A data security breach of the systems on which sensitive accountholder or other customer or end-customer data and account information are stored could lead to fraudulent activity involving our products and services, reputational damage and claims or regulatory actions, including penalties, against us. Regardless of whether or not we are sued or face regulatory actions, a breach will require us to carefully assess the materiality of a cyber-attack. Depending on the nature and magnitude of the accessed data, this effort may require substantial resources. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation and might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our cards for) fines, penalties and/or other assessments imposed by Visa or Mastercard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at any of the third-party banks that issue our cards or at any of our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for hiring an external party to conduct a forensic investigation, replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring, and other added security measures, among others, which could have a significant adverse impact on our operating results.
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
A significant portion of our software development operations are based in Shanghai, China. A prolonged disruption at our China facility for any reason due to natural- or man-made disasters, outbreaks of disease, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services, which could materially and adversely affect our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
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
As a bank holding company, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. For example, we and our subsidiary bank received a proposed consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The proposed consent order includes proposals for civil money penalties related to these issues and while the amount of any monetary penalty and the nature of any other relief the Federal Reserve Board may seek to obtain from us have not yet been determined, we accrued an estimated liability of $20 million related to the proposed consent order during the three months ended December 31, 2023 and estimate that the aggregate range of reasonably possible losses is up to $50 million as of March 31, 2024. However, there can be no assurances regarding the timing, terms, and conditions of any final resolution of these matters with the Federal Reserve Board. Additionally, in response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2024, interchange revenues represented 11% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, we and our subsidiary bank received a proposed consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The proposed consent order includes proposals for civil money penalties related to these issues and while the amount of any monetary penalty and the nature of any other relief the Federal Reserve Board may seek to obtain from us have not yet been determined, we accrued an estimated liability of $20 million related to the proposed consent order during the three months ended December 31, 2023 and estimate that the aggregate range of reasonably possible losses is up to $50 million as of March 31, 2024. However, there can be no assurances regarding the timing, terms, and conditions of any final resolution of these matters with the Federal Reserve Board. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $414.1 million as of March 31, 2024. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________
*    Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 10, 2024	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)