Form 10-Q
period 2024-06-30
GREEN DOT CORP
filed 2024-08-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 53,712,314 shares of Class A common stock outstanding, par value $0.001 per share as of July 31, 2024.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,316,999	$682,263
Restricted cash	218	4,239
Investment securities available-for-sale, at fair value	62,339	33,859
Settlement assets	915,816	737,989
Accounts receivable, net	75,881	110,141
Prepaid expenses and other assets	51,734	69,419
Income tax receivable	1,839	—
Total current assets	2,424,826	1,637,910
Investment securities available-for-sale, at fair value	2,067,504	2,203,142
Loans to bank customers, net of allowance for credit losses of $17,360 and $11,383 as of June 30, 2024 and December 31, 2023, respectively	34,687	30,534
Prepaid expenses and other assets	253,824	221,656
Property, equipment, and internal-use software, net	175,210	179,376
Operating lease right-of-use assets	3,869	5,342
Deferred expenses	1,211	1,546
Net deferred tax assets	148,310	117,139
Goodwill and intangible assets	407,913	420,477
Total assets	$5,517,354	$4,817,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,462	$119,870
Deposits	3,904,994	3,293,603
Obligations to customers	368,590	314,278
Settlement obligations	67,542	57,001
Amounts due to card issuing banks for overdrawn accounts	84	225
Other accrued liabilities	124,645	91,239
Operating lease liabilities	2,650	3,369
Deferred revenue	6,064	6,343
Line of credit	62,000	61,000
Income tax payable	8,307	6,262
Total current liabilities	4,644,338	3,953,190
Other accrued liabilities	1,388	1,895
Operating lease liabilities	1,677	2,687
Total liabilities	4,647,403	3,957,772
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2024 and December 31, 2023; 53,707 and 52,816 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	54	53
Additional paid-in capital	392,810	375,980
Retained earnings	746,339	770,304
Accumulated other comprehensive loss	(269,252)	(286,987)
Total stockholders’ equity	869,951	859,350
Total liabilities and stockholders’ equity	$5,517,354	$4,817,122
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$286,127	$242,107	$567,630	$481,973
Cash processing revenues	56,744	53,846	163,550	155,669
Interchange revenues	49,585	59,967	100,553	123,982
Interest income, net	14,665	9,956	27,376	20,632
Total operating revenues	407,121	365,876	859,109	782,256
Operating expenses:
Sales and marketing expenses	52,947	62,823	115,322	138,035
Compensation and benefits expenses	61,348	64,985	128,172	133,766
Processing expenses	207,896	153,126	403,562	298,180
Other general and administrative expenses	108,597	80,156	225,166	156,494
Total operating expenses	430,788	361,090	872,222	726,475
Operating (loss) income	(23,667)	4,786	(13,113)	55,781
Interest expense, net	1,272	238	2,729	1,882
Other expense, net	(4,530)	(2,224)	(6,340)	(5,248)
(Loss) income before income taxes	(29,469)	2,324	(22,182)	48,651
Income tax (benefit) expense	(754)	1,746	1,783	12,061
Net (loss) income	$(28,715)	$578	$(23,965)	$36,590

Basic (loss) earnings per common share:	$(0.54)	$0.01	$(0.45)	$0.70
Diluted (loss) earnings per common share	$(0.54)	$0.01	$(0.45)	$0.70
Basic weighted-average common shares issued and outstanding:	53,452	52,193	53,197	52,004
Diluted weighted-average common shares issued and outstanding:	53,452	52,437	53,197	52,201
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) income	$(28,715)	$578	$(23,965)	$36,590
Other comprehensive income and loss
Unrealized holding income (loss), net of tax	18,414	(33,366)	17,735	2,931
Comprehensive (loss) income	$(10,301)	$(32,788)	$(6,230)	$39,521
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2024	53,158	$53	$383,205	$775,054	$(287,666)	$870,646
Common stock issued under stock plans, net of withholdings and related tax effects	549	1	2,358	—	—	2,359
Stock-based compensation	—	—	7,247	—	—	7,247
Net loss	—	—	—	(28,715)	—	(28,715)
Other comprehensive income	—	—	—	—	18,414	18,414
Balance at June 30, 2024	53,707	$54	$392,810	$746,339	$(269,252)	$869,951

	Three Months Ended June 30, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2023	51,994	$52	$347,385	$799,594	$(286,431)	$860,600
Common stock issued under stock plans, net of withholdings and related tax effects	347	—	2,811	—	—	2,811
Stock-based compensation	—	—	10,616	—	—	10,616
Net income	—	—	—	578	—	578
Other comprehensive loss	—	—	—	—	(33,366)	(33,366)
Balance at June 30, 2023	52,341	$52	$360,812	$800,172	$(319,797)	$841,239
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
Common stock issued under stock plans, net of withholdings and related tax effects	891	1	958	—	—	959
Stock-based compensation	—	—	15,872	—	—	15,872
Net loss	—	—	—	(23,965)	—	(23,965)
Other comprehensive income	—	—	—	—	17,735	17,735
Balance at June 30, 2024	53,707	$54	$392,810	$746,339	$(269,252)	$869,951

	Six Months Ended June 30, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	667	—	439	—	—	439
Stock-based compensation	—	—	19,798	—	—	19,798
Net income	—	—	—	36,590	—	36,590
Other comprehensive income	—	—	—	—	2,931	2,931
Balance at June 30, 2023	52,341	$52	$360,812	$800,172	$(319,797)	$841,239
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Operating activities
Net (loss) income	$(23,965)	$36,590
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	32,259	27,587
Amortization of intangible assets	11,049	12,945
Provision for uncollectible overdrawn accounts from purchase transactions	11,261	5,529
Provision for loan losses	16,747	15,731
Stock-based compensation	15,872	19,798
Losses in equity method investments	7,459	7,611
Amortization of discount on available-for-sale investment securities	(1,133)	(1,129)
Impairment of long-lived assets	4,936	—
Other	(1,040)	(2,293)
Changes in operating assets and liabilities:
Accounts receivable, net	22,999	7,799
Prepaid expenses and other assets	12,936	16,023
Deferred expenses	335	12,755
Accounts payable and other accrued liabilities	12,021	(14,993)
Deferred revenue	(789)	(17,466)
Income tax receivable/payable	124	1,706
Other, net	(397)	(427)
Net cash provided by operating activities	120,674	127,766

Investing activities
Proceeds from maturities of available-for-sale securities	94,716	82,221
Proceeds from sales and calls of available-for-sale securities	95	56
Payments for property, equipment and internal-use software	(31,494)	(38,120)
Net changes in loans	(20,204)	(17,866)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Other investing activities	(330)	(872)
Net cash provided by (used in) investing activities	7,783	(9,581)

Financing activities
Borrowings on revolving line of credit	167,000	83,000
Repayments on revolving line of credit	(166,000)	(118,000)
Proceeds from exercise of options and ESPP purchases	2,719	3,415
Taxes paid related to net share settlement of equity awards	(1,760)	(2,976)
Net changes in deposits	613,273	(216,312)
Net changes in settlement assets and obligations to customers	(112,974)	(21,705)
Net cash provided by (used in) financing activities	502,258	(272,578)

Net increase (decrease) in unrestricted cash, cash equivalents and restricted cash	630,715	(154,393)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	686,502	819,845
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,317,217	$665,452

Cash paid for interest	$6,360	$2,721
Cash paid for income taxes	$1,219	$9,289

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,316,999	$661,452
Restricted cash	218	4,000
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,317,217	$665,452
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our significant accounting policies during the six months ended June 30, 2024, except as discussed further below. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2024 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
Goodwill
We have historically performed our annual goodwill impairment assessment as of September 30, the last day of our third fiscal quarter. During the second quarter of fiscal year 2024, we voluntarily made the decision to change the date of our annual impairment assessment from September 30 to November 30. The change was made to align the annual goodwill impairment assessment date more closely with the timing of our annual and long-term budgeting cycles. We determined this change in accounting principle is preferable and will not affect our consolidated financial statements. This change is not applied retrospectively, as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively. We believe the change in goodwill impairment testing date does not represent a material change to our method of applying an accounting principle in light of our internal controls over financial reporting and requirements to assess goodwill impairment upon certain triggering events, and does not delay, accelerate or avoid any impairment charges. In addition, we last performed a quantitative assessment as of December 31, 2023 on each of our reporting units as an update to our September 30, 2023 annual test. As such, no more than 12 months will have elapsed between our previous assessment and our next annual assessment as of November 30, 2024.
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

	Three Months Ended June 30, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$69,608	$35,952	$55,906	$161,466
Transferred over time	24,443	205,779	768	230,990
Operating revenues (1)	$94,051	$241,731	$56,674	$392,456

	Three Months Ended June 30, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$85,971	$34,074	$49,179	$169,224
Transferred over time	39,971	145,930	795	186,696
Operating revenues (1)	$125,942	$180,004	$49,974	$355,920

	Six Months Ended June 30, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$140,472	$69,752	$161,949	$372,173
Transferred over time	51,586	406,420	1,554	459,560
Operating revenues (1)	$192,058	$476,172	$163,503	$831,733

	Six Months Ended June 30, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$176,778	$68,362	$146,702	$391,842
Transferred over time	85,791	282,478	1,513	369,782
Operating revenues (1)	$262,569	$350,840	$148,215	$761,624

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.

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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.7 million and $7.6 million in revenue for the three months ended June 30, 2024 and 2023, respectively, and $3.6 and $22.0 for the six months ended June 30, 2024 and 2023, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2024
Corporate bonds	$10,000	$—	$(277)	$9,723
Agency bond securities	240,536	—	(41,440)	199,096
Agency mortgage-backed securities	2,243,752	4	(345,863)	1,897,893
Municipal bonds	29,304	—	(6,173)	23,131
Total investment securities	$2,523,592	$4	$(393,753)	$2,129,843

December 31, 2023
Corporate bonds	$10,000	$—	$(374)	$9,626
Agency bond securities	240,447	—	(40,217)	200,230
Agency mortgage-backed securities	2,337,411	—	(333,901)	2,003,510
Municipal bonds	29,408	—	(5,773)	23,635
Total investment securities	$2,617,266	$—	$(380,265)	$2,237,001

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of June 30, 2024 and December 31, 2023, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2024
Corporate bonds	$—	$—	$9,723	$(277)	$9,723	$(277)
Agency bond securities	—	—	199,096	(41,440)	199,096	(41,440)
Agency mortgage-backed securities	—	—	1,895,674	(345,863)	1,895,674	(345,863)
Municipal bonds	—	—	23,131	(6,173)	23,131	(6,173)
Total investment securities	$—	$—	$2,127,624	$(393,753)	$2,127,624	$(393,753)

December 31, 2023
Corporate bonds	$—	$—	$9,626	$(374)	$9,626	$(374)
Agency bond securities	—	—	200,230	(40,217)	200,230	(40,217)
Agency mortgage-backed securities	—	—	2,001,270	(333,901)	2,001,270	(333,901)
Municipal bonds	—	—	23,636	(5,773)	23,636	(5,773)
Total investment securities	$—	$—	$2,234,762	$(380,265)	$2,234,762	$(380,265)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any meaningful credit-related impairment losses during the three and six months ended June 30, 2024 or 2023 on our available-for-sale investment securities. Unrealized losses as of June 30, 2024 and December 31, 2023 are the result of increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Almost all of the underlying securities within our investment portfolio were in an unrealized loss position as of June 30, 2024 and December 31, 2023 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
We do not currently intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
As of June 30, 2024, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$63,001	$62,339
Due after one year through five years	71,312	63,406
Due after five years through ten years	144,224	117,751
Due after ten years	54,304	41,070
Mortgage and asset-backed securities	2,190,751	1,845,277
Total investment securities	$2,523,592	$2,129,843
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Trade receivables	$30,235	$29,786
Reserve for uncollectible trade receivables	(102)	(109)
Net trade receivables	30,133	29,677

Overdrawn accountholder balances from purchase transactions	7,252	9,565
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,737)	(5,281)
Net overdrawn accountholder balances from purchase transactions	4,515	4,284

Accountholder fees	2,505	2,564
Receivables due from card issuing banks	1,767	1,768
Fee advances, net	3,913	41,974
Other receivables	33,048	29,874
Accounts receivable, net	$75,881	$110,141
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance, beginning of period	$4,143	$2,292	$5,281	$2,230
Provision for uncollectible overdrawn accounts from purchase transactions	3,638	4,341	11,261	5,529
Charge-offs	(5,044)	(3,941)	(13,805)	(5,067)
Balance, end of period	$2,737	$2,692	$2,737	$2,692

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2024
Residential	$—	$—	$—	$—	$6,314	$6,314
Commercial	—	—	—	—	2,686	2,686
Installment	—	—	—	—	4,723	4,723
Consumer	1,852	—	—	1,852	27,035	28,887
Secured credit card	829	746	2,283	3,858	5,579	9,437
Total loans	$2,681	$746	$2,283	$5,710	$46,337	$52,047

Percentage of outstanding	5.2%	1.4%	4.4%	11.0%	89.0%	100.0%

December 31, 2023
Residential	$—	$—	$—	$—	$5,095	$5,095
Commercial	—	—	—	—	2,716	2,716
Installment	—	—	—	—	4,357	4,357
Consumer	2,066	—	—	2,066	17,953	20,019
Secured credit card	796	774	2,575	4,145	5,585	9,730
Total loans	$2,862	$774	$2,575	$6,211	$35,706	$41,917

Percentage of outstanding	6.8%	1.9%	6.1%	14.8%	85.2%	100.0%
We offer an optional overdraft protection program service on certain demand deposit account programs that allows customers who opt-in and meet certain criteria to spend up to a pre-authorized amount in excess of their available account balance. When overdrawn, the purchase related balances due on these deposit accounts are reclassified as consumer loans. Fees due from our accountholders for our overdraft service are included as a component of accounts receivable. Overdrawn balances are unsecured and considered immediately due from the customer. Also included in consumer loans are advances made to taxpayers under our tax advance program. These loan balances generally fluctuate over the first half of each year due to the seasonal nature of these advances.
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of June 30, 2024 and December 31, 2023, the fair value of the loans held for sale amounted to approximately $4.3 million and $4.7 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information on the criteria for classification as nonperforming.

	June 30, 2024	December 31, 2023
	(In thousands)
Residential	$42	$49
Installment	—	79
Secured credit card	2,283	2,575
Total loans	$2,325	$2,703

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	June 30, 2024		December 31, 2023
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$6,272	$42	$5,046	$49
Commercial	2,686	—	2,716	—
Installment	4,585	138	4,278	79
Consumer	28,887	—	20,019	—
Secured credit card	7,154	2,283	7,155	2,575
Total loans	$49,584	$2,463	$39,214	$2,703
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance, beginning of period	$10,376	$13,254	$11,383	$9,078
Provision for loans	11,959	5,480	16,747	15,731
Loans charged off	(5,041)	(6,146)	(10,900)	(12,246)
Recoveries of loans previously charged off	66	53	130	78
Balance, end of period	$17,360	$12,641	$17,360	$12,641
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
As of June 30, 2024 and December 31, 2023, our net investment in TailFin Labs amounted to approximately $136.6 million and $109.5 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of $4.8 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $7.9 million and $7.2 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $3.3 million and $3.5 million at June 30, 2024 and December 31, 2023, respectively. Equity in earnings from this investment for the three and six months ended June 30, 2024 and 2023 were not significant.
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposit accounts	$3,802,186	$3,214,881
Interest-bearing deposit accounts
Checking accounts	86,474	61,679
Savings	6,282	6,077
Secured card deposits	4,145	4,967
Time deposits, denominations greater than or equal to $250	2,163	1,998
Time deposits, denominations less than $250	3,744	4,001
Total interest-bearing deposit accounts	102,808	78,722
Total deposits	$3,904,994	$3,293,603
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2024
(In thousands)
Due in 2024	$2,024
Due in 2025	1,062
Due in 2026	807
Due in 2027	1,038
Due in 2028	924
Thereafter	52
Total time deposits	$5,907

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding on our consolidated balance sheets based on the remaining duration of the credit facility, however, we may make voluntary repayments at any time prior to maturity. As of June 30, 2024, the outstanding balance on the 2019 Revolving Facility was $62 million, with $38 million available for use.
In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of June 30, 2024 was approximately 7.08%. We also pay a commitment fee, which varies from 0.20% to 0.35% per annum on the actual daily unused portions of the 2019 Revolving Facility. Letter of credit fees are payable in respect of outstanding letters of credit at a rate per annum equal to the applicable margin for SOFR Rate loans.
The 2019 Revolving Facility contains certain affirmative and negative covenants including negative covenants that limit or restrict, among other things, liens, indebtedness, investments and acquisitions, mergers and fundamental changes, asset sales, restricted payments, changes in the nature of the business, transactions with affiliates and other matters customarily restricted in such agreements. We must also maintain a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as set forth in the credit agreement. At June 30, 2024, we were in compliance with all such covenants.
If an event of default shall occur and be continuing under the facility, the commitments may be terminated and the principal amounts outstanding under the 2019 Revolving Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.
We incurred total cash interest expense during the three months ended June 30, 2024 and 2023 of approximately $1.2 million and $0.2 million, respectively and during the six months ended June 30, 2024 and 2023 of $2.7 million and $1.8 million, respectively.
Note 10—Income Taxes
Income tax expense for the six months ended June 30, 2024 and 2023 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	11.5	1.5
Foreign tax rate differential	2.9	(0.6)
General business credits	24.9	(3.3)
IRC 162(m) limitation	7.5	1.8
Stock-based compensation	(12.6)	4.7
Bank owned life insurance income	8.7	(1.4)
Bank owned life insurance surrender	(3.1)	—
Nondeductible expenses and penalties	(65.5)	0.5
Global intangible low-tax income tax	(3.2)	0.7
Other	(0.1)	(0.1)
Effective tax rate	(8.0)%	24.8%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
The effective tax rate for the six months ended June 30, 2024 and 2023 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, nondeductible expenses and penalties, cash surrender value growth in bank owned life insurance policies, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net decrease in the effective tax rate for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily due to the impact of a decrease of $2.5 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease of $3.3 million in state income taxes, net of federal benefits, and the impact of general business credits. These decreases were partially offset by a $0.5 million increase in tax expense associated with shortfalls from stock-based compensation, an increase in tax expense due to nondeductible expenses and penalties, and the initiated surrender of a portion of our existing bank owned life insurance policies which resulted in a tax charge of $0.5 million and a surrender penalty of $0.2 million during the six months ended June 30, 2024. We recognized a discrete tax expense related to tax shortfalls from stock-based compensation of $2.8 million for the six months ended June 30, 2024, compared to a $2.3 million discrete tax expense for the prior year comparable period. The increase in nondeductible expenses and penalties for the six months ended June 30, 2024 is primarily related to the tax effect associated with the civil money penalty accrual for our consent order received from the Federal Reserve Board discussed in Note 17 - Commitments and Contingencies.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the six months ended June 30, 2024 and 2023, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2024 and 2023, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2023. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of June 30, 2024. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of June 30, 2024, we had federal net operating loss carryforwards of approximately $13.1 million and state net operating loss carryforwards of approximately $108.1 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2035. Of our total state net operating loss carryforwards, approximately $59.0 million will expire between 2026 and 2042, while the remaining balance of approximately $49.1 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $21.2 million that can be carried forward indefinitely and other state business tax credits of approximately $0.6 million that will start to expire on December 31, 2024 and continue to expire through December 31, 2027.
As of June 30, 2024 and December 31, 2023, we had a liability of $13.4 million and $12.1 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Beginning balance	$12,109	$11,178
Increases related to positions taken during prior years	1,380	1,260
Decreases related to positions settled with tax authorities	(86)	(90)
Ending balance	$13,403	$12,348

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,897	$11,899
As of June 30, 2024 and 2023, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.6 million and $1.2 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of June 30, 2024, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the six months ended June 30, 2024.
Note 12—Stock-Based Compensation
We currently grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $7.2 million and $10.6 million for the three months ended June 30, 2024 and 2023, respectively, and $15.9 million and $19.8 million for the six months ended June 30, 2024 and 2023, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the six months ended June 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2023	2,049	$21.66
Restricted stock units granted	2,141	9.08
Restricted stock units vested	(704)	24.55
Restricted stock units canceled	(156)	21.93
Outstanding at June 30, 2024	3,330	$12.95
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the six months ended June 30, 2024 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2023	988	$22.88
Performance restricted stock units granted	996	8.98
Performance restricted stock units vested	(2)	50.23
Performance restricted stock units canceled	(82)	25.12
Outstanding at June 30, 2024	1,900	$15.48

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
Stock Options
Total stock option activity for the six months ended June 30, 2024 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2023	1,010	$23.78
Options canceled	(10)	18.80
Outstanding at June 30, 2024	1,000	$23.83
Exercisable at June 30, 2024	1,000	$23.83
Note 13—Earnings (Loss) per Common Share
The calculation of basic and diluted earnings and loss per share ("EPS") was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Basic earnings (loss) per Class A common share
Numerator:
Net (loss) income	$(28,715)	$578	$(23,965)	$36,590
Denominator:
Weighted-average Class A shares issued and outstanding	53,452	52,193	53,197	52,004
Basic (loss) earnings per Class A common share	$(0.54)	$0.01	$(0.45)	$0.70

Diluted earnings (loss) per Class A common share
Numerator:
Net (loss) income allocated to Class A common stockholders	$(28,715)	$578	$(23,965)	$36,590
Denominator:
Weighted-average Class A shares issued and outstanding	53,452	52,193	53,197	52,004
Dilutive potential common shares:
Service-based restricted stock units	—	192	—	135
Performance-based restricted stock units	—	41	—	52
Employee stock purchase plan	—	11	—	10
Diluted weighted-average Class A shares issued and outstanding	53,452	52,437	53,197	52,201
Diluted (loss) earnings per Class A common share	$(0.54)	$0.01	$(0.45)	$0.70
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings (Loss) per Common Share (continued)
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,005	1,027	1,007	1,094
Service-based restricted stock units	1,028	754	1,139	866
Performance-based restricted stock units	41	444	45	332
Total	2,074	2,225	2,191	2,292
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
As of June 30, 2024 and December 31, 2023, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2024	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,723	$—	$9,723
Agency bond securities	—	199,096	—	199,096
Agency mortgage-backed securities	—	1,897,893	—	1,897,893
Municipal bonds	—	23,131	—	23,131
Loans held for sale	—	—	4,274	4,274
Total assets	$—	$2,129,843	$4,274	$2,134,117

December 31, 2023
Assets
Investment securities:
Corporate bonds	$—	$9,626	$—	$9,626
Agency bond securities	—	200,230	—	200,230
Agency mortgage-backed securities	—	2,003,510	—	2,003,510
Municipal bonds	—	23,635	—	23,635
Loans held for sale	—	—	4,735	4,735
Total assets	$—	$2,237,001	$4,735	$2,241,736
We based the fair value of our fixed income securities held as of June 30, 2024 and December 31, 2023 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2024 or 2023.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2024 and December 31, 2023 are presented in the table below.

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$34,687	$34,473	$30,534	$30,307

Financial Liabilities
Deposits	$3,904,994	$3,904,936	$3,293,603	$3,293,526

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
Our total lease expense amounted to approximately $0.9 million for each of the three months ended June 30, 2024 and 2023 and $1.8 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

June 30, 2024

Cash paid for operating lease liabilities (in thousands)	$1,833
Weighted average remaining lease term (years)	4.17
Weighted average discount rate	5.1%
Maturities of our operating lease liabilities as of June 30, 2024 are as follows:

Operating Leases
(In thousands)
Remainder of 2024	$1,783
2025	1,197
2026	280
2027	248
2028	255
Thereafter	1,131
Total	4,894
Less: imputed interest	(568)
Total lease liabilities	$4,326
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
As previously disclosed, on July 19, 2024, we and our subsidiary bank received a consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with anti-money laundering regulations. Included in the consent order was a civil money penalty related to these issues in the amount of $44 million which was subsequently paid in July 2024. We previously accrued an estimated liability of $20 million related to the consent order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024.
Other Litigation and Claims
On October 27, 2023, a putative class action, Hester v. Green Dot Corporation, was filed in District Court for Travis County, Texas, alleging plaintiff was unable to access funds in his account for an extended period, and that other customers were similarly blocked access. The complaint purported to assert three causes of action (for breach of contract, breach of fiduciary duty, and a statutory claim for deceptive trade practices). The proposed class comprised all Texas residents and GO2bank customers or accountholders who “had their accounts or funds

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
blocked, closed, or otherwise restricted” for more than 72 hours at any time during the four years (or the length of the longest applicable statute of limitations for any asserted claim) immediately preceding the filing of this action continuing through the date of judgment. On March 29, 2024, the court granted our motion to compel arbitration and stay all proceedings based on the express language of the contract, which motion had been filed in November 2023. The court further concluded that the “the contract’s prohibition on class and other non-individual claims is valid and enforceable." On May 28, 2024, the court thereafter entered an order formally confirming the earlier ruling and staying the case. On August 6, 2024, the parties jointly requested the court to dismiss the suit with prejudice.
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
On February 18, 2020, a putative shareholder derivative action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed, purportedly on behalf of the company, in United States District Court for the Central District of California, against certain of our current and former officers and directors. The suit asserts claims for breach of fiduciary duty and unjust enrichment, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, based largely on the allegations made in the Koffsmon action. The Hellman action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement between the parties, the Hellman action is stayed through the close of discovery in the Koffsmon action.
On July 15, 2024, a putative shareholder derivative action entitled DiBlasio v. Streit, et al., No. 24-cv-05924 was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. The suit asserts claims for breach of fiduciary duty, abuse of control, and unjust enrichment, as well as claims under Section 14(a) of the Exchange Act, based on the allegations made in Koffsmon action, and on the proposed consent order from the Federal Reserve Board. The DiBlasio action seeks to recover, among other things, unspecified compensatory damages on behalf of the company.
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
Revenues derived from our products sold at retail distributors constituting at least 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Walmart	10%	17%	10%	17%
In addition, approximately 54% and 41% of our total operating revenues for the three months ended June 30, 2024 and 2023, respectively, and 50% and 36% for the six months ended June 30, 2024 and 2023, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
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
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with some of the United States' most prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS channel"), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer channel") to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our disbursements services utilized by our partners.
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
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Revenue	(In thousands)
Consumer Services	$96,620	$129,091	$197,232	$268,924
B2B Services	252,056	180,652	493,256	351,944
Money Movement Services	52,963	49,974	156,113	148,215
Corporate and Other	917	1,427	3,378	4,424
Total segment revenues	402,556	361,144	849,979	773,507
BaaS commissions and processing expenses	5,046	5,418	10,146	10,178
Other income	(481)	(686)	(1,016)	(1,429)
Total operating revenues	$407,121	$365,876	$859,109	$782,256
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Profit	(In thousands)
Consumer Services	$34,449	$44,272	$67,708	$97,024
B2B Services	19,078	17,706	37,361	39,925
Money Movement Services	35,291	29,774	101,138	90,800
Corporate and Other	(54,820)	(52,883)	(112,977)	(106,337)
Total segment profit	33,998	38,869	93,230	121,412

Reconciliation to (loss) income before income taxes
Depreciation and amortization of property, equipment and internal-use software	15,827	13,886	32,259	27,587
Stock based compensation and related employer taxes	7,513	10,740	16,219	20,289
Amortization of acquired intangible assets	5,385	7,281	11,049	12,945
Impairment charges	2,115	—	8,520	—
Legal settlements and related expenses	26,147	1,319	32,027	1,419
Other expense	678	857	6,269	3,391
Operating (loss) income	(23,667)	4,786	(13,113)	55,781
Interest expense, net	1,272	238	2,729	1,882
Other expense, net	(4,530)	(2,224)	(6,340)	(5,248)
(Loss) income before income taxes	$(29,469)	$2,324	$(22,182)	$48,651

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
Consolidated Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Total operating revenues	$407,121	$365,876	$41,245	11.3%	$859,109	$782,256	$76,853	9.8%
Total operating expenses	430,788	361,090	69,698	19.3%	872,222	726,475	145,747	20.1%
Net (loss) income	(28,715)	578	(29,293)	*	(23,965)	36,590	(60,555)	(165.5)%
* - not considered meaningful
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2024 increased $41.2 million or 11%, and $76.9 million, or 10%, respectively, over the prior year comparable periods, driven primarily by higher revenues in our B2B Services segment and to a lesser extent in our Money Movement Services segment, partially offset by lower revenues earned in our Consumer Services segment.
Our consolidated total operating revenues increased year-over-year due to the continued growth of certain BaaS partner programs, which generated an increase in our total gross dollar volume for the three and six months ended June 30, 2024 of 30% and 31%, respectively. However, our total operating revenues were negatively impacted by several other factors impacting our deposit account programs, as discussed below, that impacted the number of consolidated active accounts, purchase volume and number of cash transfers, each of which decreased for the three months ended June 30, 2024 by 8%, 13% and 6%, respectively. For the six months ended June 30, 2024, purchase volume and number of cash transfers decreased by similar levels of 13% and 8%, respectively, over the prior year comparable period.
In our Consumer Services segment, revenues decreased during the three and six months ended June 30, 2024 by 25% and 27%, respectively, over the prior year comparable periods. Gross dollar volume, the number of active accounts, the number of direct deposit active accounts and purchase volume declined year-over-year for the three months ended June 30, 2024 by 22%, 25%, 24% and 24%, respectively. Similarly, gross dollar volume and purchase volume declined for the six months ended June 30, 2024 by 21% and 23%, respectively. We believe these decreases in our Consumer Services segment are attributable to several factors, including our decision to wind-down many of our legacy accountholder programs in support of GO2bank, macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted acquisition at retail locations, and the non-renewal of one of our retail partner programs as previously disclosed. These factors had a corresponding impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, new card fees, ATM fees and interchange fees.
In our B2B Services segment, revenues increased by 40% during each of the three and six months ended June 30, 2024 over the prior year comparable periods. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three and six months ended June 30, 2024 by 43% and 46%, respectively, and to a lesser extent, growth in purchase volume, which increased by 13% and 10%, respectively. The number of active accounts for the three months ended June 30, 2024 also increased 21% over the prior year comparable period. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners, partially offset by the non-renewals of certain other BaaS partners as previously disclosed.
Our Money Movement Services segment revenues increased during the three and six months ended June 30, 2024 by 6% and 5%, respectively, over the prior year comparable periods. The increase in our Money Movement Services segment was driven by an increase in our tax processing revenues. The number of tax refunds processed during the three months ended June 30, 2024 increased over the prior year comparable period by 9% principally attributable to year-over-year timing of IRS refund volumes, while the number of tax refunds processed decreased for the six months ended June 30, 2024 by 2%. Despite the 2% decrease in the number of tax refunds processed during the first half of 2024, our tax processing revenues increased for the six months ended June 30, 2024 due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. The increase in our Money Movement Services segment was partially offset by a decrease in the number of cash transfers processed, which decreased for the three and six months ended June 30, 2024 by 6% and 8%, respectively. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs. The decrease in the number of cash transfers was due to a lower number of active accounts within our Consumer Services segment discussed above.
Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, increased for the three and six months ended June 30, 2024 by 47% and 33%, respectively, over the prior year comparable periods. The increase in net interest income was the result of an increase in cash from deposit programs with our partners and higher yields earned driven by increases in short-term interest rates by the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).
Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2024 increased $69.7 million, or 19%, and $145.7 million, or 20%, respectively, over the prior year comparable periods. The increase in our total operating expenses was driven primarily by an increase in processing expenses and other general and administrative expenses, partially offset by a decrease in sales and marketing expenses and to a lesser extent, a decrease in compensation and benefits expenses.
The increase in our total operating expenses for the three months ended June 30, 2024 was driven primarily by an increase in processing expenses associated with the growth of certain BaaS account programs within our B2B Services segment as discussed above, partially offset by reductions in processor costs realized from the processor migration to our in-licensed card management platform. Other general and administrative expenses also increased during the three months ended June 30, 2024 primarily due to an increase in our accrual related to the consent order we received from the Federal Reserve Board, as more fully discussed below, higher professional services fees related to our anti-money laundering ("AML"), including improvements to our compliance controls, policies and procedures, and certain impairment charges of internal-use software no longer expected to be utilized. These increases were partially offset by lower sales and marketing expenses, principally due to decreases in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, and lower compensation and benefits expenses, primarily due to lower salary and wages driven by the reduction in employee workforce we initiated in February 2024 as previously disclosed, and lower employee stock-based compensation expense, primarily due to a higher number of forfeited awards.
As previously disclosed, on July 19, 2024, we and our subsidiary bank received a consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with anti-money laundering regulations. Included in the consent order was a civil money penalty related to these issues in the amount of $44 million which was subsequently paid in July 2024. We previously accrued an estimated liability of $20 million related to the consent order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024. For further discussion, see the headings "As a bank holding company, we are subject to extensive and potentially changing regulation and are required to serve as a source of strength for Green Dot Bank" and “Litigation or investigations could result in significant settlements, sanctions, fines or penalties” included as part of our risk factor disclosures in Part II, Item 1A, "Risk Factors."
Our total operating expenses for the six months ended June 30, 2024 increased over the prior year comparable period for the same reasons as discussed above. In addition, other general and administrative expenses increased in the first half of 2024 due to an increase in overall transaction losses attributable to an increase in the amount of customer dispute volume across our portfolios, and the settlement payment and impairment charges related to internal-use software and other related assets associated with the termination of our partnership agreement to develop a new core banking system, as previously disclosed during the first quarter of 2024.
Income taxes
Our income tax expense for the three and six months ended June 30, 2024 decreased by $2.5 million, or 143%, and $10.3 million, or 85% from the prior year comparable periods. The decrease in our income tax expense was primarily due to a decrease in our taxable income. Our effective tax rate for the six months ended June 30, 2024 was a benefit of 8%, compared to 25% for the comparable prior year period. The decrease in our effective tax rate was primarily due to a decrease in state income taxes expense, net of federal benefits, the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation. These decreases were partially offset by incremental taxes and surrender penalty we incurred for the initiated surrender and restructuring of a portion of our existing bank owned life insurance policies, an increase in tax expense associated with shortfalls from stock-based compensation, and an increase in tax expense due to nondeductible expenses and penalties. The increase in nondeductible expenses and penalties for the six months ended June 30, 2024 is primarily related to the tax effect associated with the civil money penalty accrual for our consent order received from the Federal Reserve Board discussed above.
In December 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules introducing a 15% global minimum tax rate for large multinational corporations ("Pillar Two"). Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We are monitoring legislative developments and continuing to evaluate the potential impact of Pillar Two on our consolidated financial statements, but do not expect it will have a material impact on our results of operations in future periods.
Outlook and Other Trends Affecting Our Business
Based on the overall macro-economic environment, the effect of high inflation and interest rates, our commitment to making growth-oriented investments and the timing of the related expense savings from our processor migration to our in-licensed card management platform, the previously-disclosed non-renewals in our Consumer Services and B2B Services segments, our decision to wind-down many of our legacy accountholder programs in support of GO2bank, trends occurring within our retail channel in our Consumer Services segment, and our investments in our compliance programs, we have experienced declining trends in our consolidated operating results in recent periods. However, we do not expect some of these trends or events to recur over the course of 2024, such as partner non-renewals and the discontinuation of certain legacy accountholder programs. After taking into consideration the one-time nature of our consent order accrual, we expect our results of operations will stabilize on a year-over-year basis over the second half of 2024 based on our anticipated growth initiatives and cost reduction measures we have implemented.
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
We have seen reductions in our processing expenses from our processor conversion and expect the implementation of our card management platform will allow us to continue to realize reductions in our processing expenses during the remainder of 2024. We also expect the reduction in workforce to improve our cost structure during the remainder of 2024 and beyond.
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
During 2023, the Federal Reserve raised rates by an additional 100 basis points and we remain in an elevated interest rate environment, although, the general market consensus is that interest rates will begin gradually decreasing by the end of 2024. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and may continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In millions, except percentages)
Gross dollar volume	$32,130	$24,724	$7,406	30.0%	$62,885	$48,013	$14,872	31.0%
Number of active accounts*	3.41	3.71	(0.30)	(8.1)%	n/a	n/a	n/a	n/a
Purchase volume	$5,012	$5,734	$(722)	(12.6)%	$10,286	$11,879	$(1,593)	(13.4)%
Number of cash transfers	8.15	8.66	(0.51)	(5.9)%	15.92	17.36	(1.44)	(8.3)%
Number of tax refunds processed	4.20	3.87	0.33	8.5%	13.48	13.78	(0.30)	(2.2)%
* Represents the number of active accounts as of June 30, 2024 and 2023, respectively.
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
Number of Cash Transfers — Represents the total number of cash transfer transactions conducted by consumers, such as a point-of-sale swipe reload transaction, the purchase of a MoneyPak or an e-cash mobile remittance transaction marketed under various brand names, that we conducted through our retail distributors in a specified period. This metric excludes disbursements made through our wage disbursement platform. We review this metric as a measure of the size and scale of our retail cash processing network, as an indicator of customer engagement and usage of our products and services, and to analyze cash transfer revenue, which is a key component of our financial performance.
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
Cash Processing Revenues — Cash processing revenues consist of cash transfer revenues, tax refund processing service revenues, disbursement revenues and other tax processing service revenues. We earn cash transfer revenues when consumers fund their cards through a reload transaction at a Green Dot Network retail location. Our aggregate cash transfer revenues vary based upon the mix of locations where reload transactions occur, since reload fees vary by location. We earn tax refund processing service revenues at the point in time when a customer of a third-party tax preparation company chooses to pay his or her tax preparation fee through the use of our tax refund processing services. We earn disbursement fees from our business partners at the point in time payment disbursements are made.
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
Processing Expenses — Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, the third-party card processors that maintain the records of our customers' accounts and process transaction authorizations and postings for us and the third-party banks that issue our accounts. These costs generally vary based on the total number of active accounts in our portfolio and gross dollar volume transacted by those accounts. Also included in processing expenses are bank fees associated with our tax refund processing services and gateway and network fees associated with our disbursement services. Bank fees generally vary based on the total number of tax refund transfers processed and gateway and network fees vary based on the number of disbursements made.
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
Critical Accounting Estimates
There have been no material changes during the six months ended June 30, 2024 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Comparison of Consolidated Results for the Three Months Ended June 30, 2024 and 2023
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended June 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$286,127	70.3%	$242,107	66.2%
Cash processing revenues	56,744	13.9	53,846	14.7
Interchange revenues	49,585	12.2	59,967	16.4
Interest income, net	14,665	3.6	9,956	2.7
Total operating revenues	$407,121	100.0%	$365,876	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $286.1 million for the three months ended June 30, 2024, an increase of $44.0 million, or 18%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in accountholder fees, such as monthly maintenance fees, ATM fees and new card fees for the reasons discussed above in "Overview."
Cash Processing Revenues — Cash processing revenues totaled $56.7 million for the three months ended June 30, 2024, an increase of $2.9 million, or 5%, from the comparable prior year period. The number of tax refunds processed increased by 9% during the three months ended June 30, 2024, an increase principally attributable to year-over-year timing of IRS refund volumes. Our tax processing revenues also increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed. These increases were partially offset by a 6% decline in the number of cash transfers processed due to a lower number of active accounts within our Consumer Services segment, as discussed above in "Overview."
Interchange Revenues — Interchange revenues totaled $49.6 million for the three months ended June 30, 2024, a decrease of $10.4 million, or 17%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 13% during the three months ended June 30, 2024 over the comparable prior year period, as well as a lower effective interchange rate earned for the comparable periods. Our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates. In addition, our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $14.7 million for the three months ended June 30, 2024, an increase of $4.7 million, or 47%, from the comparable prior year period. The increase in net interest income was the result of an increase in cash from deposit programs with our partners and higher yields earned driven by increases in short-term interest rates by the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$52,947	13.0%	$62,823	17.2%
Compensation and benefits expenses	61,348	15.1	64,985	17.8
Processing expenses	207,896	51.1	153,126	41.9
Other general and administrative expenses	108,597	26.7	80,156	21.9
Total operating expenses	$430,788	105.9%	$361,090	98.8%
Sales and Marketing Expenses — Sales and marketing expenses totaled $52.9 million for the three months ended June 30, 2024, a decrease of $9.9 million, or 16%, from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements, partially offset by higher supply chain expenses, which consist of debit card plastics and related materials costs, due to notifications of terms and conditions we mailed to accountholders in our B2B Services segment.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $61.3 million for the three months ended June 30, 2024, a decrease of $3.7 million, or 6%, from the comparable prior year period. The decrease was driven primarily by lower salary and wages as a result of our reduction in employee workforce that we initiated in February 2024 as previously disclosed and lower employee stock-based compensation expense, primarily due to a higher number of forfeited awards versus the prior year comparable period.
Processing Expenses — Processing expenses totaled $207.9 million for the three months ended June 30, 2024, an increase of $54.8 million, or 36%, from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment, partially offset by reductions in processor costs realized from the processor migration to our in-licensed card management platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $108.6 million for the three months ended June 30, 2024, an increase of $28.4 million, or 35%, from the comparable prior year period. This increase was primarily due to an increase in our accrual related to the consent order we received from the Federal Reserve Board discussed above in "Overview" and higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures, and certain impairment charges of internal-use software no longer expected to be utilized.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	8.3	15.2
Foreign tax rate differential	1.8	(0.6)
General business credits	15.9	(0.5)
Stock-based compensation	(3.9)	23.5
IRC 162(m) limitation	4.8	5.0
Bank owned life insurance income	5.8	1.6
Nondeductible expenses and penalties	(48.9)	0.7
Global intangible low-tax income tax	(2.1)	8.7
Other	(0.1)	0.5
Effective tax rate	2.6%	75.1%

Our income tax benefit totaled $0.8 million for the three months ended June 30, 2024, compared to a $1.7 million income tax expense for the three months ended June 30, 2023, representing a decrease of $2.5 million, or 143%, from the prior year comparable period, primarily due to a decrease in our taxable income.
The decrease in our effective tax rate for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to a decrease in state income tax expense, net of federal benefits, the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation.
These decreases in our effective tax rate were partially offset by increases in tax expense associated with shortfalls from stock-based compensation and tax expense due to nondeductible expenses and penalties. The increase in nondeductible expenses and penalties for the three months ended June 30, 2024 is primarily related to the tax effect associated with the civil money penalty accrual for our consent order received from the Federal Reserve Board discussed in "Overview."
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Consolidated Results for the Six Months Ended June 30, 2024 and 2023
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Six Months Ended June 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$567,630	66.1%	$481,973	61.6%
Cash processing revenues	163,550	19.0	155,669	19.9
Interchange revenues	100,553	11.7	123,982	15.9
Interest income, net	27,376	3.2	20,632	2.6
Total operating revenues	$859,109	100.0%	$782,256	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $567.6 million for the six months ended June 30, 2024, an increase of $85.6 million, or 18%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2024 and 2023—Operating Revenues—Card Revenues and Other Fees."
Cash Processing Revenues — Cash processing revenues totaled $163.6 million for the six months ended June 30, 2024, an increase of $7.9 million, or 5%, from the comparable prior year period. While the number of tax refunds processed decreased by 2% during the six months ended June 30, 2024, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. This increase was partially offset by an 8% decline in the number of cash transfers processed during the six months ended June 30, 2024 due to a lower number of active accounts within our Consumer Services segment, as discussed above in "Overview."
Interchange Revenues — Interchange revenues totaled $100.6 million for the six months ended June 30, 2024, a decrease of $23.4 million, or 19%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume and effective interchange rate earned as discussed under “Comparison of Three-Month Periods Ended June 30, 2024 and 2023—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $27.4 million for the six months ended June 30, 2024, an increase of $6.8 million, or 33%, from the comparable prior year period. This increase was driven by increases in short-term interest rates for the comparable period, as discussed under “Comparison of Three-Month Periods Ended June 30, 2024 and 2023—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$115,322	13.4%	$138,035	17.6%
Compensation and benefits expenses	128,172	14.9	133,766	17.1
Processing expenses	403,562	47.0	298,180	38.1
Other general and administrative expenses	225,166	26.2	156,494	20.0
Total operating expenses	$872,222	101.5%	$726,475	92.8%
Sales and Marketing Expenses — Sales and marketing expenses totaled $115.3 million for the six months ended June 30, 2024, a decrease of $22.7 million, or 16%, from the comparable prior year period. This decrease was driven primarily by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2024 and 2023—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $128.2 million for the six months ended June 30, 2024, a decrease of $5.6 million, or 4%, from the comparable prior year period. This decrease was driven primarily by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2024 and 2023—Operating Expenses—Compensation and Benefits Expenses." In addition, compensation and benefits expenses were partially offset by severance benefits associated with the previously disclosed reduction in force in the first quarter of 2024.
Processing Expenses — Processing expenses totaled $403.6 million for the six months ended June 30, 2024, an increase of $105.4 million, or 35%, from the comparable prior year period. This increase was driven primarily by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2024 and 2023—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $225.2 million for the six months ended June 30, 2024, an increase of $68.7 million, or 44%, from the comparable prior year period. This increase was driven primarily by the same factors as discussed above under “Comparison of Three-Month Periods Ended June 30, 2024 and 2023—Operating Expenses—Other General and Administrative Expenses." Other general and administrative expenses also increased due to an increase in overall transaction losses attributable to an increase in the amount of customer dispute volume across our portfolios, and the settlement payment and impairment charges related to internal-use software and other related assets associated with the termination of our partnership agreement to develop a new core banking system, as previously disclosed during the first quarter of 2024.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Six Months Ended June 30,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	11.5	1.5
Foreign tax rate differential	2.9	(0.6)
General business credits	24.9	(3.3)
IRC 162(m) limitation	(12.6)	1.8
Stock-based compensation	7.5	4.7
Bank owned life insurance income	8.7	(1.4)
Bank owned life insurance surrender	(3.1)	—
Nondeductible expenses and penalties	(65.5)	0.5
Global intangible low-tax income tax	(3.2)	0.7
Other	(0.1)	(0.1)
Effective tax rate	(8.0)%	24.8%
Our income tax expense totaled $1.8 million for the six months ended June 30, 2024, compared to a $12.1 million income tax expense for the six months ended June 30, 2023, representing a decrease of $10.3 million, or 85%, from the prior year comparable period, primarily due to a decrease in our taxable income.
The decrease in our effective tax rate for the six months ended June 30, 2024 from the prior year comparable period was primarily due to a decrease in state income tax expense, net of federal benefits, the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction of $2.5 million in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation.
These decreases in our effective tax rate were partially offset by an increase of $0.5 million in the tax expense associated with shortfalls from stock-based compensation, an increase in tax expense due to nondeductible expenses and penalties, and a tax charge of $0.5 million and a surrender penalty of $0.2 million related to the initiated surrender and restructuring of a portion of our existing bank owned life insurance policies. The increase in nondeductible expenses and penalties for the six months ended June 30, 2024 is primarily related to the tax effect associated with the civil money penalty accrual for our consent order received from the Federal Reserve Board discussed in "Overview."
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$96,620	$129,091	$(32,471)	(25.2)%	$197,232	$268,924	$(71,692)	(26.7)%
Segment expenses	62,171	84,819	(22,648)	(26.7)%	129,524	171,900	(42,376)	(24.7)%
Segment profit	$34,449	$44,272	$(9,823)	(22.2)%	$67,708	$97,024	$(29,316)	(30.2)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$4,014	$5,122	$(1,108)	(21.6)%	$8,514	$10,799	$(2,285)	(21.2)%
Number of active accounts*	1.76	2.35	(0.59)	(25.1)%	n/a	n/a	n/a	n/a
Direct deposit active accounts*	0.45	0.59	(0.14)	(23.7)%	n/a	n/a	n/a	n/a
Purchase volume	$3,036	$3,984	$(948)	(23.8)%	$6,375	$8,328	$(1,953)	(23.5)%
* Represents total number of active and direct deposit active accounts as of June 30, 2024 and 2023, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2024		2023
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$4,014	$4,500	$4,290	$4,619	$5,122	$5,677
Number of active accounts *	1.76	1.93	2.05	2.16	2.35	2.41
Direct deposit active accounts *	0.45	0.46	0.49	0.52	0.59	0.60
Purchase volume	$3,036	$3,339	$3,312	$3,553	$3,984	$4,344
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within Consumer Services for the three and six months ended June 30, 2024 decreased $32.5 million, or 25%, and $71.7 million, or 27%, respectively, from the prior year comparable periods, while our segment expenses for the three and six months ended June 30, 2024 decreased by $22.6 million, or 27%, and $42.4 million, or 25%, respectively.
Our gross dollar volume, number of active accounts, direct deposit active accounts and purchase volume each decreased during the three months ended June 30, 2024 by 22%, 25%, 24%, and 24% respectively, from the comparable prior year period, primarily due to each of the several factors discussed above in "Overview." These factors include macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted acquisition at retail locations, our decision to wind-down many of our legacy accountholder programs in support of GO2bank, as well as the non-renewal of one of our retail partner programs as previously disclosed. Our gross dollar volume and purchase volume decreased year-over-year by similar levels during the six months ended June 30, 2024 for the same reasons discussed above. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, new card fee revenues, ATM fee revenues and interchange revenues decreased year-over-year. In addition, our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates.
Consumer Services segment expenses for the three and six months ended June 30, 2024 decreased from the comparable prior year periods due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, and a decrease in processing expenses from lower volumes in this segment, as well as our processor migration, as discussed above in "Overview." Transactions losses for the three months ended June 30, 2024 decreased from the prior year comparable period, however, remain higher year to date, attributable to an increase in customer dispute volume across our portfolios during the first quarter of the year. Overall, segment profit decreased for the three and six months ended June 30, 2024 by approximately 22% and 30%, respectively, from the prior year comparable periods.
B2B Services
The results of operations and key metrics of our B2B Services segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$252,056	$180,652	$71,404	39.5%	$493,256	$351,944	$141,312	40.2%
Segment expenses	232,978	162,946	70,032	43.0%	455,895	312,019	143,876	46.1%
Segment profit	$19,078	$17,706	$1,372	7.7%	$37,361	$39,925	$(2,564)	(6.4)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$28,116	$19,602	$8,514	43.4%	$54,371	$37,214	$17,157	46.1%
Number of active accounts*	1.65	1.36	0.29	21.3%	n/a	n/a	n/a	n/a
Purchase volume	$1,976	$1,750	$226	12.9%	$3,911	$3,551	$360	10.1%
* Represents total number of active accounts as of June 30, 2024 and 2023, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2024		2023
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$28,116	$26,255	$22,065	$20,217	$19,602	$17,612
Number of active accounts*	1.65	1.58	1.52	1.51	1.36	1.43
Purchase volume	$1,976	$1,935	$1,961	$1,809	$1,750	$1,801
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three and six months ended June 30, 2024 increased $71.4 million, or 40%, and $141.3 million, or 40%, respectively, compared to the prior year periods, while our segment expenses for the three and six months ended June 30, 2024 increased $70.0 million, or 43% and $143.9 million, or 46%, respectively.
Our gross dollar volume, number of active accounts and purchase volume each increased during the three months ended June 30, 2024 by 43%, 21% and 13%, respectively, from the prior year comparable period. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user. The growth in gross dollar volume from these programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners. This increase was partially offset by the non-renewals of certain other BaaS partners as previously disclosed. Our gross dollar volume and purchase volume increased year-over-year by similar levels during the six months ended June 30, 2024 for the same reasons discussed above.
B2B Services segment expenses increased for the three and six months ended June 30, 2024 from the comparable prior year periods, principally due to higher processing expenses with the growth of certain BaaS account programs, as well as higher overall transaction losses and third-party call center support costs, each as a result of the increase in gross dollar volume. Overall, our segment profit increased for the three ended June 30, 2024 by approximately 8% and decreased for the six months ended June 30, 2024 by approximately 6% from the prior year comparable periods. This segment also experienced margin compression during each period because certain BaaS partnerships are structured based on a fixed profit and, therefore, our segment profit for certain arrangements will not scale with revenue growth.

Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$52,963	$49,974	$2,989	6.0%	$156,113	$148,215	$7,898	5.3%
Segment expenses	17,672	20,200	(2,528)	(12.5)%	54,975	57,415	(2,440)	(4.2)%
Segment profit	$35,291	$29,774	$5,517	18.5%	$101,138	$90,800	$10,338	11.4%

Key Metrics	(In millions, except percentages)
Number of cash transfers	8.15	8.66	(0.51)	(5.9)%	15.92	17.36	(1.44)	(8.3)%
Number of tax refunds processed	4.20	3.87	0.33	8.5%	13.48	13.78	(0.3)	(2.2)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2024		2023
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	8.15	7.77	8.19	8.31	8.66	8.70
Number of tax refunds processed	4.20	9.28	0.16	0.20	3.87	9.91
Segment revenues within our Money Movement services for the three and six months ended June 30, 2024 increased $3.0 million, or 6%, and $7.9 million, or 5%, respectively, from the comparable prior year periods. Segment expenses for the three and six months ended June 30, 2024 decreased $2.5 million, or 13%, and $2.4 million, or 4%, respectively.
The increase in segment revenues for the three and six months ended June 30, 2024 was driven primarily by an increase in our tax processing revenues. Our tax processing revenues increased for the three months ended June 30, 2024 primarily due to a 9% increase in the number of tax refunds processed over the prior year comparable period. The increase in the number of tax refunds processed was principally attributable to year-over-year timing of IRS refund volumes. Despite a 2% decrease in the number of tax refunds processed during the first half of the year, our tax processing revenues increased for the six months ended June 30, 2024 due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. These increases were partially offset by a decrease in the number of cash transfers processed during the three and six months ended June 30, 2024 of 6% and 8%, respectively. This decrease was due to a lower number of active accounts within our Consumer Services segment discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs.
Segment expenses decreased during the three and six months ended June 30, 2024 primarily from decreases in sales commissions from lower cash transfer revenues, partially offset by third-party costs and related expenses due to growth across our tax processing services.

Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$917	$1,427	$(510)	(35.7)%	$3,378	$4,424	$(1,046)	(23.6)%
Unallocated corporate expenses and inter-segment eliminations	55,737	54,310	1,427	2.6%	116,355	110,761	5,594	5.1%
Total	$(54,820)	$(52,883)	$(1,937)	3.7%	$(112,977)	$(106,337)	$(6,640)	6.2%
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
Revenues within our Corporate and Other segment decreased primarily due to the portion of interest we share with certain BaaS partners (a reduction of revenue). Net interest income increased for the three and six months ended June 30, 2024 by 47% and 33%, respectively, over the prior year comparable periods as a result of an increase in cash from deposit programs with our partners and higher yields earned driven by increases in short-term interest rates by the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).
Unallocated corporate expenses for the three and six months ended June 30, 2024 increased by approximately 3% and 5%, respectively, over the prior year comparable period. The increases were driven primarily from higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures, partially offset by lower salary and wages from our reduction in employee workforce.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Total cash provided by (used in)
Operating activities	$120,674	$127,766
Investing activities	7,783	(9,581)
Financing activities	502,258	(272,578)
Increase (decrease) in unrestricted cash, cash equivalents and restricted cash	$630,715	$(154,393)
For the six months ended June 30, 2024 and 2023, we financed our operations primarily through our cash flows provided by operating activities. From time to time, we may also finance short-term working capital activities through our borrowings under our credit facility. As of June 30, 2024, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.3 billion. We also consider our $2.1 billion of available-for-sale investment securities to be highly liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents and cash flows from operations will be sufficient to meet our working capital, capital expenditures, and any other capital needs for at least the next 12 months. As discussed further below, our 2019 Revolving Facility is set to mature in October 2024 and we continue to evaluate alternative sources of funding. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of material trends on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $120.7 million of net cash provided by operating activities during the six months ended June 30, 2024 was the result of $24.0 million of net loss, adjusted for certain non-cash operating items of $97.4 million and increases in net changes in our working capital assets and liabilities of $47.2 million, attributable primarily to the timing of the accrual related to our consent order and the collection of fee advances outstanding as of the beginning of the year.
Our $127.8 million of net cash provided by operating activities during the six months ended June 30, 2023 was the result of $36.6 million of net income, adjusted for certain non-cash operating items of $85.8 million and increases in net changes in our working capital assets and liabilities of $5.4 million.
Cash Flows from Investing Activities
Our $7.8 million of net cash provided by investing activities during the six months ended June 30, 2024 was primarily due to net proceeds from maturities of available-for-sale securities of $94.8 million, partially offset by capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, the acquisition of property and equipment of $31.5 million and net changes in loans of $20.2 million. Our final payment under our commitment with TailFin Labs, LLC was made in January 2024.
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
Cash Flows from Financing Activities
Our $502.3 million of net cash provided by financing activities during the six months ended June 30, 2024 was principally the result of a net increase in customer deposits of $613.3 million, partially offset by a net decrease of $113.0 million in obligations to customers.
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
Other Sources of Liquidity: 2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provides for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), maturing in October 2024. We use the proceeds of any borrowings under the 2019 Revolving Facility for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. We classify amounts outstanding on our consolidated balance sheets based on the remaining duration of the credit facility, however, we may make voluntary repayments at any time prior to maturity. As of June 30, 2024, the outstanding balance on the 2019 Revolving Facility was $62.0 million and we had $38.0 million available for use.
In March 2023, we amended the terms of our agreement to replace LIBOR with the Secured Overnight Financing Rate ("SOFR"). At our election, loans made under the credit agreement bear interest at 1) an adjusted SOFR rate (the “SOFR Rate") or 2) a base rate determined by reference to the highest of (a) the United States federal funds rate plus 0.50%, (b) the Wells Fargo prime rate, and (c) an adjusted SOFR rate plus 1.0% (the “Base Rate"), plus in either case, an applicable margin. The applicable margin for borrowings depends on our total leverage ratio and varies from 1.25% to 2.00% for SOFR Rate loans and 0.25% to 1.00% for Base Rate loans. The interest rate on our outstanding balance as of June 30, 2024 was approximately 7.08%.
We are also subject to certain financial covenants, which include maintaining a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio at the end of each fiscal quarter, as defined in the agreement. At June 30, 2024, we were in compliance with all such covenants.

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
Contractual Obligations
There have been no material changes during the six months ended June 30, 2024 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
As of June 30, 2024 and December 31, 2023, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since June 30, 2024 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$735,883	16.1%	4.0%	n/a
Common equity Tier 1 capital	$735,883	35.5%	4.5%	n/a
Tier 1 capital	$735,883	35.5%	6.0%	6.0%
Total risk-based capital	$758,246	36.6%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$364,854	8.1%	4.0%	5.0%
Common equity Tier 1 capital	$364,854	23.6%	4.5%	6.5%
Tier 1 capital	$364,854	23.6%	6.0%	8.0%
Total risk-based capital	$372,057	24.1%	8.0%	10.0%

	December 31, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$730,459	17.9%	4.0%	n/a
Common equity Tier 1 capital	$730,459	38.0%	4.5%	n/a
Tier 1 capital	$730,459	38.0%	6.0%	6.0%
Total risk-based capital	$749,623	39.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$404,559	9.8%	4.0%	5.0%
Common equity Tier 1 capital	$404,559	27.8%	4.5%	6.5%
Tier 1 capital	$404,559	27.8%	6.0%	8.0%
Total risk-based capital	$412,966	28.4%	8.0%	10.0%

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
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") increased the federal funds target rate in July 2023 to a range of 5.25%-5.50%, which will continue to impact the amount of net interest income we earn. While it is generally expected that the FOMC will gradually decrease interest rates by the end of 2024, there remains a possibility that an elevated interest rate environment may persist for the foreseeable future. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect may continue to have a negative impact on our consolidated financial statements.
As of June 30, 2024, we had $62.0 million outstanding under our $100.0 million line of credit agreement. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity from our line of credit, our borrowings are expected to be at variable rates of interest and would expose us to interest rate risk. Although any short-term borrowings under our revolving credit facility would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates. For example, assuming our credit agreement is drawn up to its maximum borrowing capacity of $100.0 million, based on the applicable SOFR and margin in effect as of June 30, 2024, each quarter point of change in interest rates would result in a $0.3 million change in our annual interest expense.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 54% and 50% of our total operating revenues for the three and six months ended June 30, 2024, respectively, was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 10% for each of the three and six months ended June 30, 2024. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partner or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
The term of our Walmart MoneyCard agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, significant BaaS partner or third-party processors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could suffer if, among other things, any of our retail distributors, significant BaaS partners or third-party processors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
We are also experiencing competition as a result of relatively new competitors offering free or low-cost alternatives to our products and services. Digital-centric financial services platforms have gained market share through the marketing of their largely free bank account offerings. To the extent these competitors continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In order to compete across the markets served by our Consumer Services and Money Movement Services segments, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely adversely impact our results of operations.
We may not keep pace with the rapid technological developments in the industries in which we compete and the larger electronic payments industry.
The electronic payments industry is subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We rely in part on third parties for the development of, and access to, new technologies. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to develop or transition to new services and technologies may be inhibited by a lack of industry-wide standards, by difficulties encountered in our development of new services and technologies, by resistance from our retail distributors, BaaS partners, third-party processors or consumers to these changes, or by the intellectual property rights of third parties. Investments in new services and technologies or enhancements are inherently risky, and may not be successful or may have an adverse effect on our business, financial condition and results of operations.
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
Fraudulent activity involving our products may lead to customer disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected. Additionally, our accountholders can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. We offer an optional overdraft protection program service on certain demand deposit account programs that allows eligible accountholders who opt-in to spend up to a pre-authorized amount in excess of their available account balance. For accountholders who are not enrolled or do not meet the eligibility requirements of our overdraft protection program, we generally decline authorization attempts for amounts that exceed the available accountholder’s balance, however, the application of card association rules, the timing of the settlement of transactions and the assessment of the account’s monthly maintenance fee, among other things, can still result in overdrawn accounts. Our overdraft exposure in these instances arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted time frame, but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the transaction amount even if the accountholder has made additional purchases in the intervening period and funds are no longer available in the account at the time the transaction is posted.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2024, we had assets subject to settlement risk of $915.8 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
Worsening economic conditions, high rates of inflation, or other potential causes of economic distress could materially and adversely impact our business and financial results.
Global and macro-economic factors have resulted and may continue to result in high inflation rates, interest rates, or unemployment rates, leading to economic challenges for consumers and our retail distributors and other partners as well as reduced transaction and spending volumes on accounts. Additionally, these effects increase the settlement risk from our retail distributors and banking partners and could cause us to experience contraction in the number of locations within our network of retail distributors due to store closures or other developments, with attendant negative impacts to our operating revenues and results of operations. If current market conditions persist or deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A common stock. Additionally, significant inflationary pressure increases borrowing rates, and we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, increased interest rates may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
As the financial services industry evolves, consumers may find prepaid financial services or demand deposit accounts to be less attractive than other financial services. Consumers might not use prepaid financial services or demand deposit accounts for any number of reasons, including the general perception of our industry, new technologies, a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or other factors outside of our control. If consumers do not continue or increase their usage of prepaid cards or demand deposit accounts, including making changes in the way such products are funded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.
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
A significant portion of our software development operations are based in Shanghai, China. A prolonged disruption at our China facility for any reason due to natural or man-made disasters, outbreaks of disease, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services, which could materially and adversely affect our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including:
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
As a bank holding company, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. For example, in July 2024 we and our subsidiary bank received a consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The consent order included a civil money penalty related to these issues in the amount of $44 million which was subsequently paid in July 2024. We previously accrued an estimated liability of $20 million related to the consent order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024. Additionally, in response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
The FDIC issued a final rule relating to the classification of brokered deposits, with full compliance required in 2022. The final rule established a framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the final rule, Green Dot Bank reclassified most of its deposits as non-brokered. If our reclassification is deemed non-compliant, we could be subject to regulatory fines and penalties, increased regulatory oversight, restrictions on our activities, and increased litigation risk.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For the three months ended June 30, 2024, interchange revenues represented 12% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, in July 2024 we and our subsidiary bank received a consent order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The consent order included a civil money penalty related to these issues in the amount of $44 million which was subsequently paid in July 2024. We previously accrued an estimated liability of $20 million related to the consent order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
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
Under our $100 million five-year revolving facility, we are subject to various covenants that may have the effect of limiting, among other things, our ability and the ability of certain of our subsidiaries to: merge with other entities, enter into a transaction resulting in a change in control, create new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates (other than subsidiaries) or substantially change the general nature of our and our subsidiaries’ business, taken as a whole, make certain investments, enter into restrictive agreements, or make certain dividends or other distributions. These restrictions could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies. We must also maintain compliance with a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio of 2.50 and 1.25, respectively, at the end of any fiscal quarter. Our ability to meet these financial ratios and tests will be dependent upon our future performance and may be affected by events beyond our control (including factors discussed in this “Risk Factors" section). If we fail to satisfy these requirements, our indebtedness under these agreements could become accelerated and payable at a time when we are unable to pay them. This would adversely affect our ability to implement our operating strategies and would have a material adverse effect on our financial condition. Our revolving facility is set to mature in October 2024 and we continue to evaluate alternative sources of funding, which may subject us to similar covenant requirements in the future.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $407.9 million as of June 30, 2024. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1	Green Dot Corporation 2010 Equity Incentive Plan as amended and restated

31.1	Certification of George Gresham, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Gresham, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________
*    Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	August 9, 2024	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)