Form 10-Q
period 2024-09-30
GREEN DOT CORP
filed 2024-11-08
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 53,786,844 shares of Class A common stock outstanding, par value $0.001 per share as of October 31, 2024.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,453,549	$682,263
Restricted cash	44	4,239
Investment securities available-for-sale, at fair value	43,257	33,859
Settlement assets	587,106	737,989
Accounts receivable, net	84,635	110,141
Prepaid expenses and other assets	49,459	69,419
Income tax receivable	1,322	—
Total current assets	2,219,372	1,637,910
Investment securities available-for-sale, at fair value	2,120,803	2,203,142
Loans to bank customers, net of allowance for credit losses of $17,778 and $11,383 as of September 30, 2024 and December 31, 2023, respectively	33,380	30,534
Prepaid expenses and other assets	193,791	221,656
Property, equipment, and internal-use software, net	181,386	179,376
Operating lease right-of-use assets	3,801	5,342
Deferred expenses	1,226	1,546
Net deferred tax assets	128,263	117,139
Goodwill and intangible assets	403,265	420,477
Total assets	$5,285,287	$4,817,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,043	$119,870
Deposits	3,837,906	3,293,603
Obligations to customers	215,588	314,278
Settlement obligations	50,821	57,001
Amounts due to card issuing banks for overdrawn accounts	84	225
Other accrued liabilities	94,844	91,239
Operating lease liabilities	2,118	3,369
Deferred revenue	7,181	6,343
Line of credit	—	61,000
Income tax payable	2,497	6,262
Total current liabilities	4,306,082	3,953,190
Other accrued liabilities	1,217	1,895
Operating lease liabilities	2,068	2,687
Notes payable	43,675	—
Total liabilities	4,353,042	3,957,772
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2024 and December 31, 2023; 53,751 and 52,816 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	54	53
Additional paid-in capital	400,769	375,980
Retained earnings	738,499	770,304
Accumulated other comprehensive loss	(207,077)	(286,987)
Total stockholders’ equity	932,245	859,350
Total liabilities and stockholders’ equity	$5,285,287	$4,817,122
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$310,372	$253,407	$878,002	$735,380
Cash processing revenues	34,897	36,256	198,447	191,925
Interchange revenues	48,397	54,968	148,950	178,950
Interest income, net	16,077	8,398	43,453	29,030
Total operating revenues	409,743	353,029	1,268,852	1,135,285
Operating expenses:
Sales and marketing expenses	52,626	56,495	167,948	194,530
Compensation and benefits expenses	61,795	59,168	189,967	192,934
Processing expenses	228,227	162,375	631,789	460,555
Other general and administrative expenses	70,027	81,830	295,193	238,324
Total operating expenses	412,675	359,868	1,284,897	1,086,343
Operating (loss) income	(2,932)	(6,839)	(16,045)	48,942
Interest expense, net	1,577	239	4,306	2,121
Other expense, net	(3,705)	(802)	(10,045)	(6,050)
(Loss) income before income taxes	(8,214)	(7,880)	(30,396)	40,771
Income tax (benefit) expense	(374)	(1,615)	1,409	10,446
Net (loss) income	$(7,840)	$(6,265)	$(31,805)	$30,325

Basic (loss) earnings per common share:	$(0.15)	$(0.12)	$(0.60)	$0.58
Diluted (loss) earnings per common share	$(0.15)	$(0.12)	$(0.60)	$0.58
Basic weighted-average common shares issued and outstanding:	53,722	52,367	53,373	52,127
Diluted weighted-average common shares issued and outstanding:	53,722	52,367	53,373	52,436
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) income	$(7,840)	$(6,265)	$(31,805)	$30,325
Other comprehensive income and loss
Unrealized holding income (loss), net of tax	62,175	(47,263)	79,910	(44,332)
Comprehensive income (loss)	$54,335	$(53,528)	$48,105	$(14,007)
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2024	53,707	$54	$392,810	$746,339	$(269,252)	$869,951
Common stock issued under stock plans, net of withholdings and related tax effects	44	—	(228)	—	—	(228)
Stock-based compensation	—	—	8,187	—	—	8,187
Net loss	—	—	—	(7,840)	—	(7,840)
Other comprehensive income	—	—	—	—	62,175	62,175
Balance at September 30, 2024	53,751	$54	$400,769	$738,499	$(207,077)	$932,245

	Three Months Ended September 30, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2023	52,341	$52	$360,812	$800,172	$(319,797)	$841,239
Common stock issued under stock plans, net of withholdings and related tax effects	74	—	(524)	—	—	(524)
Stock-based compensation	—	—	7,934	—	—	7,934
Net loss	—	—	—	(6,265)	—	(6,265)
Other comprehensive loss	—	—	—	—	(47,263)	(47,263)
Balance at September 30, 2023	52,415	$52	$368,222	$793,907	$(367,060)	$795,121
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
Common stock issued under stock plans, net of withholdings and related tax effects	935	1	730	—	—	731
Stock-based compensation	—	—	24,059	—	—	24,059
Net loss	—	—	—	(31,805)	—	(31,805)
Other comprehensive income	—	—	—	—	79,910	79,910
Balance at September 30, 2024	53,751	$54	$400,769	$738,499	$(207,077)	$932,245

	Nine Months Ended September 30, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	741	—	(85)	—	—	(85)
Stock-based compensation	—	—	27,732	—	—	27,732
Net income	—	—	—	30,325	—	30,325
Other comprehensive loss	—	—	—	—	(44,332)	(44,332)
Balance at September 30, 2023	52,415	$52	$368,222	$793,907	$(367,060)	$795,121
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Operating activities
Net (loss) income	$(31,805)	$30,325
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	47,732	42,306
Amortization of intangible assets	16,295	18,593
Provision for uncollectible overdrawn accounts from purchase transactions	15,509	7,356
Provision for loan losses	22,471	21,404
Stock-based compensation	24,059	27,732
Losses in equity method investments	11,931	9,286
Amortization of discount on available-for-sale investment securities	(1,614)	(1,724)
Impairment of long-lived assets	4,944	—
Other	(1,810)	(3,128)
Changes in operating assets and liabilities:
Accounts receivable, net	9,997	1,081
Prepaid expenses and other assets	16,024	8,385
Deferred expenses	320	12,946
Accounts payable and other accrued liabilities	(24,534)	(15,505)
Deferred revenue	157	(19,363)
Income tax receivable/payable	(4,803)	(7,859)
Other, net	(478)	613
Net cash provided by operating activities	104,395	132,448

Investing activities
Purchases of available-for-sale investment securities	(11,845)	—
Proceeds from maturities of available-for-sale securities	154,682	131,559
Proceeds from sales and calls of available-for-sale securities	273	197
Payments for property, equipment and internal-use software	(52,168)	(55,501)
Net changes in loans	(24,366)	(21,562)
Investment in TailFin Labs, LLC	(35,000)	(35,000)
Proceeds from other investments	55,088	—
Other investing activities	(846)	(1,273)
Net cash provided by investing activities	85,818	18,420

Financing activities
Borrowings on notes payable	44,551	—
Borrowings on revolving line of credit	238,000	153,000
Repayments on revolving line of credit	(299,000)	(161,000)
Proceeds from exercise of options and ESPP purchases	2,719	3,415
Taxes paid related to net share settlement of equity awards	(1,988)	(3,500)
Net changes in deposits	547,477	(238,417)
Net changes in settlement assets and obligations to customers	46,013	(8,776)
Deferred financing costs	(894)	—
Net cash provided by (used in) financing activities	576,878	(255,278)

Net increase (decrease) in unrestricted cash, cash equivalents and restricted cash	767,091	(104,410)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	686,502	819,845
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,453,593	$715,435

Cash paid for interest	$9,896	$3,615
Cash paid for income taxes	$6,003	$17,100

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,453,549	$711,399
Restricted cash	44	4,036
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,453,593	$715,435
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology and registered bank holding company committed to giving all people the power to bank seamlessly, affordably, and with confidence. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all. Through Green Dot Bank, our wholly-owned subsidiary, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refund processing, cash deposits and disbursements.
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2023 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our previously disclosed significant accounting policies during the nine months ended September 30, 2024. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2024 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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

	Three Months Ended September 30, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$70,325	$38,617	$33,965	$142,907
Transferred over time	25,251	224,647	861	250,759
Operating revenues (1)	$95,576	$263,264	$34,826	$393,666

	Three Months Ended September 30, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$76,722	$35,383	$31,196	$143,301
Transferred over time	38,363	162,074	893	201,330
Operating revenues (1)	$115,085	$197,457	$32,089	$344,631

	Nine Months Ended September 30, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$210,797	$108,369	$195,914	$515,080
Transferred over time	76,837	631,067	2,415	710,319
Operating revenues (1)	$287,634	$739,436	$198,329	$1,225,399

	Nine Months Ended September 30, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$253,500	$103,745	$177,898	$535,143
Transferred over time	124,154	444,552	2,406	571,112
Operating revenues (1)	$377,654	$548,297	$180,304	$1,106,255

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.2 million and $0.7 million in revenue for the three months ended September 30, 2024 and 2023, respectively, and $3.7 million and $22.6 million for the nine months ended September 30, 2024 and 2023, respectively, that were included in deferred revenue at the beginning of the periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2024
Corporate bonds	$10,000	$—	$(157)	$9,843
Agency bond securities	240,582	—	(32,480)	208,102
Agency mortgage-backed securities	2,196,117	45	(274,047)	1,922,115
Municipal bonds	29,121	—	(5,121)	24,000
Total investment securities	$2,475,820	$45	$(311,805)	$2,164,060

December 31, 2023
Corporate bonds	$10,000	$—	$(374)	$9,626
Agency bond securities	240,447	—	(40,217)	200,230
Agency mortgage-backed securities	2,337,411	—	(333,901)	2,003,510
Municipal bonds	29,408	—	(5,773)	23,635
Total investment securities	$2,617,266	$—	$(380,265)	$2,237,001
As of September 30, 2024 and December 31, 2023, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2024
Corporate bonds	$—	$—	$9,843	$(157)	$9,843	$(157)
Agency bond securities	—	—	208,102	(32,480)	208,102	(32,480)
Agency mortgage-backed securities	8,120	(87)	1,905,138	(273,960)	1,913,258	(274,047)
Municipal bonds	—	—	24,000	(5,121)	24,000	(5,121)
Total investment securities	$8,120	$(87)	$2,147,083	$(311,718)	$2,155,203	$(311,805)

December 31, 2023
Corporate bonds	$—	$—	$9,626	$(374)	$9,626	$(374)
Agency bond securities	—	—	200,230	(40,217)	200,230	(40,217)
Agency mortgage-backed securities	—	—	2,001,270	(333,901)	2,001,270	(333,901)
Municipal bonds	—	—	23,636	(5,773)	23,636	(5,773)
Total investment securities	$—	$—	$2,234,762	$(380,265)	$2,234,762	$(380,265)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any meaningful credit-related impairment losses during the three and nine months ended September 30, 2024 or 2023 on our available-for-sale investment securities. Unrealized losses as of September 30, 2024 and December 31, 2023 are the result of increases in interest rates as our investment portfolio is comprised predominantly of fixed rate securities. Almost all of the underlying securities within our investment portfolio were in an unrealized loss position as of September 30, 2024 and December 31, 2023 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
We do not currently intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
As of September 30, 2024, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$43,525	$43,257
Due after one year through five years	81,357	74,326
Due after five years through ten years	134,225	114,721
Due after ten years	54,121	43,055
Mortgage and asset-backed securities	2,162,592	1,888,701
Total investment securities	$2,475,820	$2,164,060
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Trade receivables	$34,535	$29,786
Reserve for uncollectible trade receivables	(74)	(109)
Net trade receivables	34,461	29,677

Overdrawn accountholder balances from purchase transactions	7,942	9,565
Reserve for uncollectible overdrawn accounts from purchase transactions	(2,489)	(5,281)
Net overdrawn accountholder balances from purchase transactions	5,453	4,284

Accountholder fees	2,521	2,564
Receivables due from card issuing banks	1,951	1,768
Fee advances, net	8,874	41,974
Other receivables	31,375	29,874
Accounts receivable, net	$84,635	$110,141

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable (continued)
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance, beginning of period	$2,737	$2,692	$5,281	$2,230
Provision for uncollectible overdrawn accounts from purchase transactions	4,248	1,827	15,509	7,356
Charge-offs	(4,496)	(2,361)	(18,301)	(7,428)
Balance, end of period	$2,489	$2,158	$2,489	$2,158
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2024
Residential	$—	$—	$—	$—	$6,419	$6,419
Commercial	—	—	—	—	2,574	2,574
Installment	—	—	—	—	4,737	4,737
Consumer	1,832	—	—	1,832	26,123	27,955
Secured credit card	776	791	2,555	4,122	5,351	9,473
Total loans	$2,608	$791	$2,555	$5,954	$45,204	$51,158

Percentage of outstanding	5.1%	1.6%	5.0%	11.6%	88.4%	100.0%

December 31, 2023
Residential	$—	$—	$—	$—	$5,095	$5,095
Commercial	—	—	—	—	2,716	2,716
Installment	—	—	—	—	4,357	4,357
Consumer	2,066	—	—	2,066	17,953	20,019
Secured credit card	796	774	2,575	4,145	5,585	9,730
Total loans	$2,862	$774	$2,575	$6,211	$35,706	$41,917

Percentage of outstanding	6.8%	1.9%	6.1%	14.8%	85.2%	100.0%
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
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of September 30, 2024 and December 31, 2023, the fair value of the loans held for sale amounted to approximately $4.0 million and $4.7 million, respectively.

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

	September 30, 2024	December 31, 2023
	(In thousands)
Residential	$37	$49
Installment	—	79
Secured credit card	2,555	2,575
Total loans	$2,592	$2,703
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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	September 30, 2024		December 31, 2023
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$6,382	$37	$5,046	$49
Commercial	2,574	—	2,716	—
Installment	4,737	—	4,278	79
Consumer	27,955	—	20,019	—
Secured credit card	6,918	2,555	7,155	2,575
Total loans	$48,566	$2,592	$39,214	$2,703
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance, beginning of period	$17,360	$12,641	$11,383	$9,078
Provision for loans	5,724	5,664	22,471	21,397
Loans charged off	(5,340)	(2,825)	(16,240)	(15,074)
Recoveries of loans previously charged off	34	72	164	151
Balance, end of period	$17,778	$15,552	$17,778	$15,552

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
As of September 30, 2024 and December 31, 2023, our net investment in TailFin Labs amounted to approximately $132.1 million and $109.5 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. We recorded equity in losses from TailFin Labs of $4.4 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $12.3 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts are recorded as a component of other income and expense on our consolidated statements of operations.
Our equity method investments also include an investment held by our bank, which amounted to $3.3 million and $3.5 million at September 30, 2024 and December 31, 2023, respectively. Equity in earnings from this investment for the three and nine months ended September 30, 2024 and 2023 were not significant.
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposit accounts	$3,734,889	$3,214,881
Interest-bearing deposit accounts
Checking accounts	86,939	61,679
Savings	6,200	6,077
Secured card deposits	3,877	4,967
Time deposits, denominations greater than or equal to $250	2,185	1,998
Time deposits, denominations less than $250	3,816	4,001
Total interest-bearing deposit accounts	103,017	78,722
Total deposits	$3,837,906	$3,293,603

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2024
(In thousands)
Due in 2024	$1,679
Due in 2025	1,442
Due in 2026	830
Due in 2027	1,048
Due in 2028	929
Thereafter	73
Total time deposits	$6,001
Note 9—Debt
Senior Unsecured Notes
In September 2024, we issued and sold senior unsecured notes (the "Notes") in an aggregate principal amount of $45 million. The Notes have a five-year term, maturing September 15, 2029. The principal amounts bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears.
Prior to March 15, 2029, we may redeem at our option, the Notes in whole or in part at any time at a redemption price equal to 100% of the outstanding principal amount to be redeemed, together with accrued but unpaid interest thereon, plus a make-whole amount. On and after March 15, 2029, we may redeem the Notes at 100% of the principal amount, plus accrued and unpaid interest thereon.
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of September 30, 2024, we were in compliance with all affirmative and negative non-financial covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

September 30, 2024
(In thousands)
Senior unsecured notes	$45,000
Less: Unamortized discount and issuance costs	(1,325)
Notes payable, net of unamortized discount and issuance costs	$43,675
In October 2024, we issued and sold additional Notes in an aggregate principal amount of $5 million.
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provided for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), which matured in October 2024. As of September 30, 2024, the then-outstanding balance on the 2019 Revolving Facility was repaid in full, and the 2019 Revolving Facility terminated at its maturity date.
We incurred total cash interest expense on our debt during the three months ended September 30, 2024 and 2023 of approximately $1.5 million and $0.2 million, respectively and during the nine months ended September 30, 2024 and 2023 of $4.2 million and $2.0 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes
Income tax expense for the nine months ended September 30, 2024 and 2023 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	6.1	1.7
Foreign tax rate differential	1.4	(0.6)
General business credits	11.6	(4.5)
IRC 162(m) limitation	3.8	1.1
Stock-based compensation	(10.0)	7.1
Bank owned life insurance income	2.8	(1.5)
Bank owned life insurance surrender	(7.4)	—
Nondeductible expenses and penalties	(32.3)	0.3
Global intangible low-tax income tax	(1.5)	0.8
Other	(0.1)	0.2
Effective tax rate	(4.6)%	25.6%
The effective tax rate for the nine months ended September 30, 2024 and 2023 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, nondeductible expenses and penalties, cash surrender value growth in bank owned life insurance policies, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net decrease in the effective tax rate for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily due to the impact of a decrease of $1.6 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease of $2.5 million in state income taxes, net of federal benefits, and the impact of general business credits. These decreases were partially offset by a $0.2 million increase in tax expense associated with shortfalls from stock-based compensation, an increase in tax expense due to nondeductible expenses and penalties, and the surrender of our existing bank owned life insurance policies which resulted in a tax charge of $1.5 million and surrender penalties of $0.7 million during the nine months ended September 30, 2024. We recognized a discrete tax expense related to tax shortfalls from stock-based compensation of $3.0 million for the nine months ended September 30, 2024, compared to a $2.8 million discrete tax expense for the prior year comparable period. The increase in nondeductible expenses and penalties for the nine months ended September 30, 2024 is primarily related to the tax effect associated with the civil money penalty for the Consent Order (defined below) discussed in Note 17 - Commitments and Contingencies.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the nine months ended September 30, 2024 and 2023, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2024 and 2023, we did not have a valuation allowance on any of our deferred tax assets as we believe it is more-likely-than-not that we will realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service (the "IRS"), and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2023. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of September 30, 2024. We do not expect that this examination will have a material impact on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
As of September 30, 2024, we had federal net operating loss carryforwards of approximately $13.1 million and state net operating loss carryforwards of approximately $108.1 million, which will be available to offset future income. If not used, the federal net operating losses will expire between 2029 and 2035. Of our total state net operating loss carryforwards, approximately $59.0 million will expire between 2026 and 2042, while the remaining balance of approximately $49.1 million does not expire and carries forward indefinitely. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $21.2 million that can be carried forward indefinitely and other state business tax credits of approximately $0.6 million that will start to expire on December 31, 2024 and continue to expire through December 31, 2027.
As of September 30, 2024 and December 31, 2023, we had a liability of $13.4 million and $12.1 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Beginning balance	$12,109	$11,178
Increases related to positions taken during prior years	1,380	1,500
Decreases related to positions settled with tax authorities	(86)	(90)
Ending balance	$13,403	$12,588

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,884	$12,129
As of September 30, 2024 and 2023, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.8 million and $1.3 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of September 30, 2024, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the nine months ended September 30, 2024.
Note 12—Stock-Based Compensation
We currently grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $8.2 million and $7.9 million for the three months ended September 30, 2024 and 2023, respectively, and $24.1 million and $27.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2023	2,048	$21.66
Restricted stock units granted	2,233	9.16
Restricted stock units vested	(768)	26.15
Restricted stock units canceled	(182)	20.93
Outstanding at September 30, 2024	3,331	$12.28

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2023	988	$22.88
Performance restricted stock units granted	996	8.98
Performance restricted stock units vested	(2)	50.23
Performance restricted stock units canceled	(88)	24.59
Outstanding at September 30, 2024	1,894	$15.47
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
Stock Options
Total stock option activity for the nine months ended September 30, 2024 was as follows:

	Options	Weighted-Average Exercise Price
	(In thousands, except per share data)
Outstanding at December 31, 2023	1,010	$23.78
Options canceled	(10)	18.80
Outstanding at September 30, 2024	1,000	$23.83
Exercisable at September 30, 2024	1,000	$23.83

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings (Loss) per Common Share
The calculation of basic and diluted earnings and loss per share ("EPS") was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Basic earnings (loss) per Class A common share
Numerator:
Net (loss) income	$(7,840)	$(6,265)	$(31,805)	$30,325
Denominator:
Weighted-average Class A shares issued and outstanding	53,722	52,367	53,373	52,127
Basic (loss) earnings per Class A common share	$(0.15)	$(0.12)	$(0.60)	$0.58

Diluted earnings (loss) per Class A common share
Numerator:
Net (loss) income allocated to Class A common stockholders	$(7,840)	$(6,265)	$(31,805)	$30,325
Denominator:
Weighted-average Class A shares issued and outstanding	53,722	52,367	53,373	52,127
Dilutive potential common shares:
Service-based restricted stock units	—	—	—	173
Performance-based restricted stock units	—	—	—	75
Employee stock purchase plan	—	—	—	61
Diluted weighted-average Class A shares issued and outstanding	53,722	52,367	53,373	52,436
Diluted (loss) earnings per Class A common share	$(0.15)	$(0.12)	$(0.60)	$0.58
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Class A common stock
Options to purchase Class A common stock	1,000	1,024	1,005	1,071
Service-based restricted stock units	829	694	1,020	807
Performance-based restricted stock units	—	365	41	318
Total	1,829	2,083	2,066	2,196

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
As of September 30, 2024 and December 31, 2023, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2024	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,843	$—	$9,843
Agency bond securities	—	208,102	—	208,102
Agency mortgage-backed securities	—	1,922,115	—	1,922,115
Municipal bonds	—	24,000	—	24,000
Loans held for sale	—	—	4,028	4,028
Total assets	$—	$2,164,060	$4,028	$2,168,088

December 31, 2023
Assets
Investment securities:
Corporate bonds	$—	$9,626	$—	$9,626
Agency bond securities	—	200,230	—	200,230
Agency mortgage-backed securities	—	2,003,510	—	2,003,510
Municipal bonds	—	23,635	—	23,635
Loans held for sale	—	—	4,735	4,735
Total assets	$—	$2,237,001	$4,735	$2,241,736
We based the fair value of our fixed income securities held as of September 30, 2024 and December 31, 2023 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2024 or 2023.
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
Debt
The fair value of the Notes is based on borrowing rates currently available to a market participant for loans with similar terms, maturity and credit risk. The carrying amount of our outstanding Notes at September 30, 2024 approximates fair value because the interest rate charged is commensurate with current market rates for issuers of similar risk. The fair value of the Notes are classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2024 and December 31, 2023 are presented in the table below.

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$33,380	$33,138	$30,534	$30,307

Financial Liabilities
Deposits	$3,837,906	$3,837,856	$3,293,603	$3,293,526

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 8 years, most of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $1.0 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.8 million for each of the nine months ended September 30, 2024 and 2023. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

September 30, 2024

Cash paid for operating lease liabilities (in thousands)	$2,689
Weighted average remaining lease term (years)	4.44
Weighted average discount rate	5.1%
Maturities of our operating lease liabilities as of September 30, 2024 are as follows:

Operating Leases
(In thousands)
Remainder of 2024	$985
2025	1,402
2026	476
2027	408
2028	275
Thereafter	1,175
Total	4,721
Less: imputed interest	(535)
Total lease liabilities	$4,186
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
As previously disclosed, on July 19, 2024, we and our subsidiary bank received a consent order (the "Consent Order") from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with anti-money laundering regulations. Included in the Consent Order was a civil money penalty related to these issues in the amount of $44 million which was subsequently paid in July 2024. We previously accrued an estimated liability of $20 million related to the Consent Order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024.
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
On February 18, 2020, a putative shareholder derivative action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. The suit asserts claims for breach of fiduciary duty and unjust enrichment, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, based largely on the allegations made in the Koffsmon action. The Hellman action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement between the parties, the Hellman action is stayed through the close of discovery in the Koffsmon action.
On July 15, 2024, a putative shareholder derivative action entitled DiBlasio v. Streit, et al., No. 24-cv-05924 was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. A first amended complaint was filed on September 27, 2024. The suit asserts claims for breach of fiduciary duty, abuse of control, and unjust enrichment, as well as claims under Section 14(a) of the Exchange Act, based on the allegations made in Koffsmon action, and on the Consent Order from the Federal Reserve Board. The DiBlasio action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement between the parties, the DiBlasio action is stayed through the close of discovery in the Koffsmon action.
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
In addition, approximately 59% and 47% of our total operating revenues for the three months ended September 30, 2024 and 2023, respectively, and 53% and 39% for the nine months ended September 30, 2024 and 2023, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
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
The following tables present financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Revenue	(In thousands)
Consumer Services	$98,046	$118,204	$295,278	$387,128
B2B Services	276,402	199,206	769,658	551,150
Money Movement Services	31,854	32,089	187,967	180,304
Corporate and Other	(283)	(928)	3,095	3,496
Total segment revenues	406,019	348,571	1,255,998	1,122,078
BaaS commissions and processing expenses	4,346	5,168	14,492	15,346
Other income	(622)	(710)	(1,638)	(2,139)
Total operating revenues	$409,743	$353,029	$1,268,852	$1,135,285
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Profit	(In thousands)
Consumer Services	$39,389	$42,426	$107,097	$139,450
B2B Services	27,736	18,883	65,097	58,808
Money Movement Services	12,717	12,850	113,855	103,650
Corporate and Other	(51,527)	(50,424)	(164,504)	(156,761)
Total segment profit	28,315	23,735	121,545	145,147

Reconciliation to (loss) income before income taxes
Depreciation and amortization of property, equipment and internal-use software	15,473	14,720	47,732	42,307
Stock based compensation and related employer taxes	8,210	7,966	24,429	28,255
Amortization of acquired intangible assets	5,246	5,648	16,295	18,593
Impairment charges	8	—	8,528	—
Legal settlements and related expenses	869	545	32,896	1,964
Other expense	1,441	1,695	7,710	5,086
Operating (loss) income	(2,932)	(6,839)	(16,045)	48,942
Interest expense, net	1,577	239	4,306	2,121
Other expense, net	(3,705)	(802)	(10,045)	(6,050)
(Loss) income before income taxes	$(8,214)	$(7,880)	$(30,396)	$40,771

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
Overview
Green Dot Corporation is a financial technology and registered bank holding company ("BHC") committed to giving all people the power to bank seamlessly, affordably, and with confidence. Our technology platform enables us to build products and features that address the most pressing financial challenges of consumers and businesses, transforming the way they manage and move money, and making financial empowerment more accessible for all. Through Green Dot Bank, our wholly-owned subsidiary, we offer a suite of financial products to consumers and businesses including debit, prepaid, checking, credit and payroll cards, as well as robust money processing services, such as tax refund processing, cash deposits and disbursements.
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
Consolidated Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Total operating revenues	$409,743	$353,029	$56,714	16.1%	$1,268,852	$1,135,285	$133,567	11.8%
Total operating expenses	412,675	359,868	52,807	14.7%	1,284,897	1,086,343	198,554	18.3%
Net (loss) income	(7,840)	(6,265)	(1,575)	25.1%	(31,805)	30,325	(62,130)	(204.9)%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2024 increased $56.7 million or 16%, and $133.6 million, or 12%, respectively, over the prior year comparable periods, driven primarily by higher revenues in our B2B Services segment and to a lesser extent in our Money Movement Services segment, partially offset by lower revenues earned in our Consumer Services segment.
Our consolidated total operating revenues increased year-over-year due to the continued growth of certain BaaS partner programs, which generated an increase in our total gross dollar volume for the three and nine months ended September 30, 2024 of 35% and 32%, respectively. However, our total operating revenues were negatively impacted by several other factors impacting our deposit account programs, as discussed below, that impacted the number of consolidated active accounts, purchase volume, and number of cash transfers, each of which decreased for the three months ended September 30, 2024 by 6%, 9%, and 1% respectively. For the nine months ended September 30, 2024, purchase volume and the number of cash transfers decreased by 12% and 6%, respectively, over the prior year comparable period.
In our Consumer Services segment, revenues decreased during the three and nine months ended September 30, 2024 by 17% and 24%, respectively, over the prior year comparable periods. Gross dollar volume, the number of active accounts, the number of direct deposit active accounts and purchase volume each declined year-over-year for the three months ended September 30, 2024 by 14%, 18%, 15% and 18%, respectively. Similarly, gross dollar volume and purchase volume declined for the nine months ended September 30, 2024 by 19% and 22%, respectively. We believe these decreases in our Consumer Services segment are attributable to several factors, including our decision to wind-down many of our legacy accountholder programs in support of GO2bank, macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted acquisition at retail locations, and the non-renewal of one of our retail partner programs, as previously disclosed. These factors had a corresponding impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, new card fees, ATM fees and interchange fees. Revenues within this segment were also adversely impacted by a decrease in breakage revenue on our gift card portfolios for each of the comparable periods.
In our B2B Services segment, revenues increased by 39% and 40% during the three and nine months ended September 30, 2024, respectively, over the prior year comparable periods. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during each of the three and nine months ended September 30, 2024 by 46%, and to a lesser extent, growth in purchase volume, which also increased during each of the respective periods by 10%. The number of active accounts for the three months ended September 30, 2024 increased by 11% over the prior year comparable period. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners, partially offset by the non-renewals of certain other BaaS partners, as previously disclosed.
In our Money Movement Services segment, revenues decreased by less than 1% during the three months ended September 30, 2024 and increased by 4% during the nine months ended September 30, 2024 over the prior year comparable periods. The decrease in our Money Movement Services revenues during the three months ended September 30, 2024 was driven by a decrease in cash transfer revenues. Our cash transfer revenues decreased from the comparable prior year period primarily due to a 1% decrease in the number of cash transfers processed during the three months ended September 30, 2024, and an unfavorable mix of cash transfer types and locations where the transactions occurred, as the fees we receive vary depending on these factors. Our tax processing revenues during the three months ended September 30, 2024 remained consistent year over year. Due to the seasonal nature of our tax products and services, substantially all of our tax processing revenues are earned during the first half of each year.
The increase in our Money Movement Services segment during the nine months ended September 30, 2024 was driven primarily by an increase in our tax processing revenues, partially offset by a decrease in cash transfer revenues. Although the number of tax refunds processed decreased for the nine months ended September 30, 2024 by 2%, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. These increases were partially offset by a 6% decline in the number of cash transfers processed for the nine months ended September 30, 2024 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs.

Net interest income earned by Green Dot Bank, a component of our Corporate and Other segment, increased for the three and nine months ended September 30, 2024 by 92% and 50%, respectively, over the prior year comparable periods. The increase in net interest income was primarily the result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2024 increased $52.8 million, or 15%, and $198.6 million, or 18%, respectively, over the prior year comparable periods.
The increase in our total operating expenses for the three months ended September 30, 2024 was driven primarily by an increase in processing expenses associated with the growth of certain BaaS account programs within our B2B Services segment as discussed above, partially offset by reductions in processor costs realized from the processor migration to our in-licensed card management platform. To a lesser extent, our total operating expenses also increased due to an increase in compensation and benefits expenses, driven primarily by an increase in third-party call center support costs associated with the growth of the BaaS account programs discussed above, partially offset by lower salary and wages driven by the reduction in employee workforce we initiated in February 2024, as previously disclosed (the "Headcount Reduction"). These increases were partially offset by lower sales and marketing expenses, principally due to decreases in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, and lower other general and administrative expenses, primarily driven by a decrease in transaction losses due to a decrease in the amount of customer dispute volume across our portfolios and favorable reductions in our dispute loss rates. This decrease in other general and administrative expenses was partially offset by higher professional services fees related to our anti-money laundering ("AML") programs, including improvements to our compliance controls, policies and procedures.
Our total operating expenses for the nine months ended September 30, 2024 increased over the prior year comparable period. Processing expenses increased during the nine months ended September 30, 2024 due to the same factors discussed above. Other general and administrative expenses increased due to penalties paid under the consent order (the "Consent Order") we received from the Federal Reserve Board, as previously disclosed and discussed further below, higher professional services fees related to our AML programs, and the settlement payment and impairment charges related to internal-use software and other related assets associated with the termination of our partnership agreement to develop a new core banking system, as previously disclosed during the first quarter of 2024. Other general and administrative expenses also increased during the nine months ended September 30, 2024 due to an increase in overall transaction losses attributable to an increase in the amount of customer dispute volume across our portfolios. These increases were partially offset by lower sales and marketing expenses due to the same factors discussed above, and lower compensation and benefits expenses, primarily due to lower salary and wages driven by the Headcount Reduction and lower employee stock-based compensation expense, primarily due to a higher number of forfeited awards.
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
Income taxes
Our income tax benefit for the three months ended September 30, 2024 decreased by $1.2 million, or 77%, from the prior year comparable period primarily due to the impact of the surrender of our existing bank owned life insurance policies, and our income tax expense for the nine months ended September 30, 2024 decreased by $9.0 million, or 87%, from the prior year comparable period primarily due to a decrease in our year-to-date taxable income.
Our effective tax rate for the nine months ended September 30, 2024 was 5%, a decrease from 26% for the comparable prior year period. The decrease in our effective tax rate was primarily due to a decrease in state income taxes expense, net of federal benefits, the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction in the amount of compensation expense that was subject to the Internal

Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation. These decreases were partially offset by incremental taxes and penalties ("surrender penalties") we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies, an increase in tax expense associated with shortfalls from stock-based compensation, and an increase in tax expense due to nondeductible expenses and penalties. The increase in nondeductible expenses and penalties for the nine months ended September 30, 2024 is primarily related to the tax effect associated with the civil money penalty for the Consent Order.
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
Outlook and Other Trends Affecting Our Business
Based on the overall macro-economic environment, the effect of elevated inflation and interest rates, our commitment to making growth-oriented investments and the timing of the related expense savings from our processor migration to our in-licensed card management platform, the previously-disclosed non-renewals in our Consumer Services and B2B Services segments, our decision to wind-down many of our legacy accountholder programs in support of GO2bank, trends occurring within our retail channel in our Consumer Services segment, and our investments in our compliance programs, we have experienced declining trends in our consolidated operating results in recent periods. However, we do not expect some of these trends or events to persist, such as partner non-renewals and the discontinuation of certain legacy accountholder programs. After taking into consideration the one-time nature of our Consent Order accrual and other charges, we expect our results of operations will stabilize on a year-over-year basis over the remainder of 2024 based on our anticipated initiatives and cost reduction measures we have implemented.
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
We have seen reductions in our processing expenses from our processor conversion and expect the implementation of our card management platform will allow us to continue to realize reductions in our processing expenses as we seek to expand account programs.
We have seen our cost reduction initiatives partially offset by increases in other areas, as we have incurred additional expenses in connection with our continued investments in our AML program, including improvements to our compliance controls, policies and procedures, which we believe will ultimately help us to continue to remediate matters identified in the Consent Order and mitigate and reduce our fraud losses over the long term.
In September 2024, the Federal Reserve decreased interest rates by 50 basis points, the first rate cut in over four years, and further reduced interest rates by an additional 25 basis points in early November 2024. Although we remain in an elevated interest rate environment, the general market consensus is that interest rates will gradually decrease further over the near term. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and may continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In millions, except percentages)
Gross dollar volume	$33,473	$24,836	$8,637	34.8%	$96,358	$72,849	$23,509	32.3%
Number of active accounts*	3.46	3.67	(0.21)	(5.7)%	n/a	n/a	n/a	n/a
Purchase volume	$4,887	$5,362	$(475)	(8.9)%	$15,173	$17,241	$(2,068)	(12.0)%
Number of cash transfers	8.22	8.31	(0.09)	(1.1)%	24.14	25.67	(1.53)	(6.0)%
Number of tax refunds processed	0.19	0.20	(0.01)	(3.0)%	13.67	13.98	(0.31)	(2.2)%
* Represents the number of active accounts as of September 30, 2024 and 2023, respectively.
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
Income Tax Expense (Benefit)
Our income tax expense (benefit) consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services.
Critical Accounting Estimates
There have been no material changes during the nine months ended September 30, 2024 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Comparison of Consolidated Results for the Three Months Ended September 30, 2024 and 2023
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended September 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$310,372	75.8%	$253,407	71.7%
Cash processing revenues	34,897	8.5	36,256	10.3
Interchange revenues	48,397	11.8	54,968	15.6
Interest income, net	16,077	3.9	8,398	2.4
Total operating revenues	$409,743	100.0%	$353,029	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $310.4 million for the three months ended September 30, 2024, an increase of $57.0 million, or 22%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in accountholder fees, such as monthly maintenance fees, ATM fees and new card fees for the reasons discussed above in "Overview." In addition, the increase in card revenues and other fees was partially offset by a decrease in breakage revenue on our gift card portfolios.
Cash Processing Revenues — Cash processing revenues totaled $34.9 million for the three months ended September 30, 2024, a decrease of $1.4 million, or 4%, from the comparable prior year period. The decrease was driven by lower cash transfer revenues. Our cash transfer revenues decreased from the comparable prior year period primarily due to a 1% decrease in the number of cash transfers processed during the three months ended September 30, 2024, and an unfavorable mix of cash transfer types and locations where the transactions occurred, as the fees we receive vary depending on these factors.
Interchange Revenues — Interchange revenues totaled $48.4 million for the three months ended September 30, 2024, a decrease of $6.6 million, or 12%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 9% during the three months ended September 30, 2024, as well as a lower effective interchange rate earned for the comparable periods. Our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates. In addition, our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $16.1 million for the three months ended September 30, 2024, an increase of $7.7 million, or 92%, from the comparable prior year period. The increase in net interest income was primarily the result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$52,626	12.8%	$56,495	16.0%
Compensation and benefits expenses	61,795	15.1	59,168	16.8
Processing expenses	228,227	55.7	162,375	46.0
Other general and administrative expenses	70,027	17.1	81,830	23.2
Total operating expenses	$412,675	100.7%	$359,868	102.0%
Sales and Marketing Expenses — Sales and marketing expenses totaled $52.6 million for the three months ended September 30, 2024, a decrease of $3.9 million, or 7%, from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $61.8 million for the three months ended September 30, 2024, an increase of $2.6 million, or 4%, from the comparable prior year period. The increase was driven primarily by third-party call center support costs associated with the growth of certain BaaS programs within our B2B Services segment, partially offset by lower salary and wages driven by the Headcount Reduction.
Processing Expenses — Processing expenses totaled $228.2 million for the three months ended September 30, 2024, an increase of $65.8 million, or 41%, from the comparable prior year period. This increase was principally due to growth in certain BaaS account programs within our B2B Services segment, partially offset by reductions in processor costs realized from the processor migration to our in-licensed card management platform.
Other General and Administrative Expenses — Other general and administrative expenses totaled $70.0 million for the three months ended September 30, 2024, a decrease of $11.8 million, or 14%, from the comparable prior year period. This decrease was primarily driven by a decrease in transaction losses due to a decrease in the amount of customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, partially offset by higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures.
Income Tax Expense (Benefit)
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended September 30,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(8.7)	0.8
Foreign tax rate differential	(2.6)	(0.5)
General business credits	(24.4)	2.8
Stock-based compensation	(2.6)	(7.8)
IRC 162(m) limitation	(6.3)	5.0
Bank owned life insurance income	(13.0)	(1.3)
Bank owned life insurance surrender	(19.2)	—
Nondeductible expenses and penalties	57.5	4.3
Global intangible low-tax income tax	3.0	(3.9)
Other	(0.1)	0.1
Effective tax rate	4.6%	20.5%

Our income tax benefit totaled $0.4 million for the three months ended September 30, 2024, compared to a $1.6 million income tax benefit for the three months ended September 30, 2023, representing a decrease of $1.2 million, or 77%, from the prior year comparable period, primarily due to the impact of the surrender of our existing bank owned life insurance policies, as discussed further below.
The decrease in our effective tax rate for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to the impact of general business credits, tax benefits from bank owned life insurance policies, and a decrease of $0.4 million in the tax expense associated with shortfalls from stock-based compensation.
These decreases in our effective tax rate were partially offset by an increase of $0.9 million in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation, incremental taxes of $1.1 million and surrender penalties of $0.5 million, and tax expense due to nondeductible expenses and penalties. The increase in nondeductible expenses and penalties for the three months ended September 30, 2024 is primarily related to the tax effect associated with the civil money penalty for the Consent Order.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Consolidated Results for the Nine Months Ended September 30, 2024 and 2023
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$878,002	69.2%	$735,380	64.8%
Cash processing revenues	198,447	15.6	191,925	16.9
Interchange revenues	148,950	11.8	178,950	15.7
Interest income, net	43,453	3.4	29,030	2.6
Total operating revenues	$1,268,852	100.0%	$1,135,285	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $878.0 million for the nine months ended September 30, 2024, an increase of $142.6 million, or 19%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2024 and 2023—Operating Revenues—Card Revenues and Other Fees."
Cash Processing Revenues — Cash processing revenues totaled $198.4 million for the nine months ended September 30, 2024, an increase of $6.5 million, or 3%, from the comparable prior year period. Although the number of tax refunds processed decreased by 2% during the nine months ended September 30, 2024, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. These increases were partially offset by a 6% decline in the number of cash transfers processed during the nine months ended September 30, 2024 due to a lower number of active accounts within our Consumer Services segment, as discussed above in "Overview."
Interchange Revenues — Interchange revenues totaled $149.0 million for the nine months ended September 30, 2024, a decrease of $30.0 million, or 17%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume and effective interchange rate earned as discussed under “Comparison of Three-Month Periods Ended September 30, 2024 and 2023—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $43.5 million for the nine months ended September 30, 2024, an increase of $14.5 million, or 50%, from the comparable prior year period. The increase in net interest income was primarily the result of an increase in cash from deposit programs with our partners and increases in short-term interest rates for the comparable period, as discussed under “Comparison of Three-Month Periods Ended September 30, 2024 and 2023—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$167,948	13.2%	$194,530	17.1%
Compensation and benefits expenses	189,967	15.0	192,934	17.0
Processing expenses	631,789	49.8	460,555	40.6
Other general and administrative expenses	295,193	23.3	238,324	21.0
Total operating expenses	$1,284,897	101.3%	$1,086,343	95.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $167.9 million for the nine months ended September 30, 2024, a decrease of $26.6 million, or 14%, from the comparable prior year period. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements, partially offset by higher supply chain expenses, which consist of debit card plastics and related materials costs, due to notifications of terms and conditions we mailed to accountholders in our B2B Services segment.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $190.0 million for the nine months ended September 30, 2024, a decrease of $2.9 million, or 2%, from the comparable prior year period. The decrease was driven primarily by lower salary and wages as a result of our Headcount Reduction and lower employee stock-based compensation expense, primarily due to a higher number of forfeited awards versus the prior year comparable period. These decreases were partially offset by third-party call center support costs associated with the growth of certain BaaS programs within our B2B Services segment and severance benefits associated with the Headcount Reduction.
Processing Expenses — Processing expenses totaled $631.8 million for the nine months ended September 30, 2024, an increase of $171.2 million, or 37%, from the comparable prior year period. This increase was driven primarily by the same factors as discussed above under “Comparison of Three-Month Periods Ended September 30, 2024 and 2023—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $295.2 million for the nine months ended September 30, 2024, an increase of $56.9 million, or 24%, from the comparable prior year period. This increase was primarily due to penalties paid under the Consent Order and higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures. Other general and administrative expenses also increased due to an increase in overall transaction losses attributable to an increase in the amount of customer dispute volume across our portfolios, and the settlement payment and impairment charges related to internal-use software and other related assets associated with the termination of our partnership agreement to develop a new core banking system, as previously disclosed during the first quarter of 2024.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	6.1	1.7
Foreign tax rate differential	1.4	(0.6)
General business credits	11.6	(4.5)
IRC 162(m) limitation	(10.0)	1.1
Stock-based compensation	3.8	7.1
Bank owned life insurance income	2.8	(1.5)
Bank owned life insurance surrender	(7.4)	—
Nondeductible expenses and penalties	(32.3)	0.3
Global intangible low-tax income tax	(1.5)	0.8
Other	(0.1)	0.2
Effective tax rate	(4.6)%	25.6%
Our income tax expense totaled $1.4 million for the nine months ended September 30, 2024, compared to a $10.4 million income tax expense for the nine months ended September 30, 2023, representing a decrease of $9.0 million, or 87%, from the prior year comparable period, primarily due to a decrease in our year-to-date taxable income.
The decrease in our effective tax rate for the nine months ended September 30, 2024 from the prior year comparable period was primarily due to a decrease in state income tax expense, net of federal benefits, the impact of general business credits, tax benefits from bank owned life insurance policies, and a reduction of $1.6 million in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation.
These decreases in our effective tax rate were partially offset by an increase of $0.2 million in the tax expense associated with shortfalls from stock-based compensation, an increase in tax expense due to nondeductible expenses and penalties, and a tax charge of $1.5 million and a surrender penalty of $0.7 million. The increase in nondeductible expenses and penalties for the nine months ended September 30, 2024 is primarily related to the tax effect associated with the civil money penalty for the Consent Order.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$98,046	$118,204	$(20,158)	(17.1)%	$295,278	$387,128	$(91,850)	(23.7)%
Segment expenses	58,657	75,778	(17,121)	(22.6)%	188,181	247,678	(59,497)	(24.0)%
Segment profit	$39,389	$42,426	$(3,037)	(7.2)%	$107,097	$139,450	$(32,353)	(23.2)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$3,983	$4,619	$(636)	(13.8)%	$12,497	$15,418	$(2,921)	(18.9)%
Number of active accounts*	1.78	2.16	(0.38)	(17.6)%	n/a	n/a	n/a	n/a
Direct deposit active accounts*	0.44	0.52	(0.08)	(15.4)%	n/a	n/a	n/a	n/a
Purchase volume	$2,904	$3,553	$(649)	(18.3)%	$9,279	$11,881	$(2,602)	(21.9)%
* Represents total number of active and direct deposit active accounts as of September 30, 2024 and 2023, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2024			2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$3,983	$4,014	$4,500	$4,290	$4,619	$5,122	$5,677
Number of active accounts *	1.78	1.76	1.93	2.05	2.16	2.35	2.41
Direct deposit active accounts *	0.44	0.45	0.46	0.49	0.52	0.59	0.60
Purchase volume	$2,904	$3,036	$3,339	$3,312	$3,553	$3,984	$4,344
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within Consumer Services for the three and nine months ended September 30, 2024 decreased $20.2 million, or 17%, and $91.9 million, or 24%, respectively, from the prior year comparable periods, while our segment expenses for the three and nine months ended September 30, 2024 decreased by $17.1 million, or 23%, and $59.5 million, or 24%, respectively.
Our gross dollar volume, number of active accounts, number of direct deposit active accounts and purchase volume each decreased during the three months ended September 30, 2024 by 14%, 18%, 15% and 18%, respectively, from the comparable prior year period, primarily due to each of the several factors discussed above in "Overview." These factors include macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted acquisition at retail locations, our decision to wind-down many of our legacy accountholder programs in support of GO2bank, as well as the non-renewal of one of our retail partner programs, as previously disclosed. Our gross dollar volume and purchase volume decreased year-over-year by similar levels during the nine months ended September 30, 2024 for the same reasons discussed above. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, new card fee revenues, ATM fee revenues and interchange revenues decreased year-over-year. In addition, our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates, as well as a decrease in breakage revenue on our gift card portfolios for each of the comparable periods.
Consumer Services segment expenses for the three and nine months ended September 30, 2024 decreased from the comparable prior year periods due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, and a decrease in processing expenses from lower volumes in this segment, as well as our processor migration, as discussed above in "Overview." Transactions losses for the three and nine months ended September 30, 2024 decreased from the prior year comparable periods, attributable to a decrease in the amount of customer dispute volume across our portfolios in this segment and favorable reductions in our dispute loss rates. Overall, segment profit decreased for the three and nine months ended September 30, 2024 by approximately 7% and 23%, respectively, from the prior year comparable periods.
B2B Services
The results of operations and key metrics of our B2B Services segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$276,402	$199,206	$77,196	38.8%	$769,658	$551,150	$218,508	39.6%
Segment expenses	248,666	180,323	68,343	37.9%	704,561	492,342	212,219	43.1%
Segment profit	$27,736	$18,883	$8,853	46.9%	$65,097	$58,808	$6,289	10.7%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$29,490	$20,217	$9,273	45.9%	$83,861	$57,431	$26,430	46.0%
Number of active accounts*	1.68	1.51	0.17	11.3%	n/a	n/a	n/a	n/a
Purchase volume	$1,983	$1,809	$174	9.6%	$5,894	$5,360	$534	10.0%
* Represents total number of active accounts as of September 30, 2024 and 2023, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2024			2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$29,490	$28,116	$26,255	$22,065	$20,217	$19,602	$17,612
Number of active accounts*	1.68	1.65	1.58	1.52	1.51	1.36	1.43
Purchase volume	$1,983	$1,976	$1,935	$1,961	$1,809	$1,750	$1,801
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three and nine months ended September 30, 2024 increased $77.2 million, or 39%, and $218.5 million, or 40%, respectively, compared to the prior year periods, while our segment expenses for the three and nine months ended September 30, 2024 increased $68.3 million, or 38% and $212.2 million, or 43%, respectively.
Our gross dollar volume, number of active accounts and purchase volume each increased during the three months ended September 30, 2024 by 46%, 11% and 10%, respectively, from the prior year comparable period. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume from these BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners. This increase was partially offset by the non-renewals of certain other BaaS partners, as previously disclosed. Our gross dollar volume and purchase volume increased year-over-year by similar levels during the nine months ended September 30, 2024 for the same reasons discussed above.
B2B Services segment expenses increased for the three and nine months ended September 30, 2024 from the comparable prior year periods, principally due to higher processing expenses with the growth of certain BaaS account programs, as well as higher third-party call center support costs as a result of an increase in gross dollar volume and the number of active accounts. Transaction losses decreased during the three months ended September 30, 2024 due to favorable reductions in our dispute loss rates, and increased during the nine months ended September 30, 2024 on a year over year basis. Overall, our segment profit increased for the three and nine months ended September 30, 2024 by approximately 47% and 11%, respectively, from the prior year comparable periods. This segment also experienced margin compression during each period because certain BaaS partnerships are structured based on a fixed profit and, therefore, our segment profit for certain arrangements will not scale with revenue growth.
Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$31,854	$32,089	$(235)	(0.7)%	$187,967	$180,304	$7,663	4.3%
Segment expenses	19,137	19,239	(102)	(0.5)%	74,112	76,654	(2,542)	(3.3)%
Segment profit	$12,717	$12,850	$(133)	(1.0)%	$113,855	$103,650	$10,205	9.8%

Key Metrics	(In millions, except percentages)
Number of cash transfers	8.22	8.31	(0.09)	(1.1)%	24.14	25.67	(1.53)	(6.0)%
Number of tax refunds processed	0.19	0.20	(0.01)	(3.0)%	13.67	13.98	(0.31)	(2.2)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2024			2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	8.22	8.15	7.77	8.19	8.31	8.66	8.70
Number of tax refunds processed	0.19	4.20	9.28	0.16	0.20	3.87	9.91
Segment revenues within our Money Movement services for the three and nine months ended September 30, 2024 decreased $0.2 million, or 1%, and increased $7.7 million, or 4%, respectively, from the comparable prior year periods. Segment expenses for the three and nine months ended September 30, 2024 decreased $0.1 million, or 1%, and $2.5 million, or 3%, respectively.
The decrease in segment revenues for the three months ended September 30, 2024 was driven by lower cash transfer revenues. Our cash transfer revenues decreased from the comparable prior year period primarily due to a 1% decrease in the number of cash transfers processed during the three months ended September 30, 2024, and an unfavorable mix of cash transfer types and locations where the transactions occurred, as the fees we receive vary depending on these factors. Our tax processing revenues during the three months ended September 30, 2024 remained consistent year over year. Due to the seasonal nature of our tax products and services, substantially all of our tax processing revenues are earned during the first half of each year.
The increase in segment revenues for the nine months ended September 30, 2024 was driven primarily by an increase in our tax processing revenues, partially offset by a decrease in cash transfer revenues. While the number of tax refunds processed decreased by 2% during the nine months ended September 30, 2024, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. These increases were partially offset by a 6% decline in the number of cash transfers processed during the nine months ended September 30, 2024. This decline was due to a lower number of active accounts within our Consumer Services segment discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs.
Segment expenses decreased during the three and nine months ended September 30, 2024 primarily from decreases in sales commissions from lower cash transfer revenues, partially offset by third-party costs and related expenses due to growth across our tax processing services.

Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$(283)	$(928)	$645	(69.5)%	$3,095	$3,496	$(401)	(11.5)%
Unallocated corporate expenses and inter-segment eliminations	51,244	49,496	1,748	3.5%	167,599	160,257	7,342	4.6%
Total	$(51,527)	$(50,424)	$(1,103)	2.2%	$(164,504)	$(156,761)	$(7,743)	4.9%
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
Revenues within our Corporate and Other segment were driven primarily by an increase in net interest income for the three and nine months ended September 30, 2024 by 92% and 50%, respectively, over the prior year comparable periods, partially offset by the portion of interest shared with certain BaaS partners (a reduction of revenue). Net interest income increased as a result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve.
Unallocated corporate expenses for the three and nine months ended September 30, 2024 increased by approximately 4% and 5%, respectively, over the prior year comparable periods. The increases were driven primarily from higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures, partially offset by lower salary and wages from the Headcount Reduction.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Total cash provided by (used in)
Operating activities	$104,395	$132,448
Investing activities	85,818	18,420
Financing activities	576,878	(255,278)
Increase (decrease) in unrestricted cash, cash equivalents and restricted cash	$767,091	$(104,410)
For the nine months ended September 30, 2024 and 2023, we financed our operations primarily through our cash flows provided by operating activities, and from time to time, our short-term working capital activities through our borrowings under our credit facility. As of September 30, 2024, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.5 billion. We also consider our $2.2 billion of available-for-sale investment securities to be highly liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations, and net proceeds from the issuance and sale of our senior unsecured notes will be sufficient to meet our working capital, capital expenditures, and any other capital needs for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of material trends on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $104.4 million of net cash provided by operating activities during the nine months ended September 30, 2024 was the result of $31.8 million of net losses, adjusted for certain non-cash operating items of $139.5 million and decreases in net changes in our working capital assets and liabilities of $3.3 million, which includes the payment of $44 million for the civil money penalty included in our Consent Order.
Our $132.4 million of net cash provided by operating activities during the nine months ended September 30, 2023 was the result of $30.3 million of net income, adjusted for certain non-cash operating items of $121.8 million and decreases in net changes in our working capital assets and liabilities of $19.7 million.
Cash Flows from Investing Activities
Our $85.8 million of net cash provided by investing activities during the nine months ended September 30, 2024 was primarily due to proceeds from maturities of available-for-sale securities, net of purchases, of $143.1 million and the surrender of a portion of our bank-owned life insurance policies of $55.1 million, partially offset by capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, the acquisition of property and equipment of $52.2 million and net changes in loans of $24.4 million. Our final payment under our commitment with TailFin Labs, LLC was made in January 2024.
Our $18.4 million of net cash provided by investing activities during the nine months ended September 30, 2023 was primarily due to proceeds from maturities of available-for-sale securities of $131.8 million, partially offset by capital contributions related to our investment in TailFin Labs, LLC of $35.0 million, the acquisition of property and equipment of $55.5 million and net changes in loans of $21.6 million.
Cash Flows from Financing Activities
Our $576.9 million of net cash provided by financing activities during the nine months ended September 30, 2024 was principally the result of a net increase in customer deposits of $547.5 million and in obligations to customers of $46.0 million. Refer to additional discussion below for our borrowings and repayments of debt.
Our $255.3 million of net cash used in financing activities during the nine months ended September 30, 2023 was principally the result of a net decrease in customer deposits of $238.4 million and a net decrease of $8.8 million in obligations to customers. We also repaid $8.0 million, net of borrowings, on our revolving line of credit during the nine months ended September 30, 2023.
Other Sources of Liquidity
Senior Unsecured Notes
In September 2024, we issued and sold senior unsecured notes (the "Notes") in an aggregate principal amount of $45 million. The Notes have a five-year term, maturing September 15, 2029. The principal amounts bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes. In October 2024, we issued and sold additional Notes in an aggregate principal amount of $5 million.
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provided for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), which matured in October 2024. The proceeds of any borrowings under the 2019 Revolving Facility were used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. As of September 30, 2024, the then-outstanding balance on the 2019 Revolving Facility was repaid in full, and the 2019 Revolving Facility terminated at its maturity date.

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
Contractual Obligations
There have been no material changes during the nine months ended September 30, 2024 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
As of September 30, 2024 and December 31, 2023, we and Green Dot Bank were categorized as "well capitalized" under applicable regulatory standards. To be categorized as "well capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since September 30, 2024 which management believes would have changed our category as "well capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well capitalized" minimum capital amounts and ratios at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$740,637	15.6%	4.0%	n/a
Common equity Tier 1 capital	$740,637	44.6%	4.5%	n/a
Tier 1 capital	$740,637	44.6%	6.0%	6.0%
Total risk-based capital	$763,352	46.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$349,469	7.5%	4.0%	5.0%
Common equity Tier 1 capital	$349,469	29.6%	4.5%	6.5%
Tier 1 capital	$349,469	29.6%	6.0%	8.0%
Total risk-based capital	$357,295	30.3%	8.0%	10.0%

	December 31, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$730,459	17.9%	4.0%	n/a
Common equity Tier 1 capital	$730,459	38.0%	4.5%	n/a
Tier 1 capital	$730,459	38.0%	6.0%	6.0%
Total risk-based capital	$749,623	39.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$404,559	9.8%	4.0%	5.0%
Common equity Tier 1 capital	$404,559	27.8%	4.5%	6.5%
Tier 1 capital	$404,559	27.8%	6.0%	8.0%
Total risk-based capital	$412,966	28.4%	8.0%	10.0%

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
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") decreased the federal funds target rate in September 2024 to a range of 4.75%-5.0%, the first rate cut in over four years, and further reduced interest rates by an additional 25 basis points in early November 2024. Although the general market consensus is that interest rates will gradually decrease further over the near term, there remains a possibility that an elevated interest rate environment may persist for the foreseeable future. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In addition, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect may continue to have a negative impact on our consolidated financial statements.
In September and October 2024, we issued and sold Notes in an aggregate principal amount of $50 million. The principal amounts of the Notes bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears and maturing in September 2029. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity, our borrowings are expected to be at then current market rates of interest and may expose us to interest rate risk. Although any short-term borrowings would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 59% and 53% of our total operating revenues for the three and nine months ended September 30, 2024, respectively, was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 10% for each of the three and nine months ended September 30, 2024, respectively. We expect that Walmart will continue to have a significant impact on our operating revenues in future periods, particularly in our Consumer Services segment. It would be difficult to replace Walmart and the operating revenues derived from products and services sold at their stores. Accordingly, the loss of Walmart or any significant decrease in customers’ spending levels and ability or willingness to purchase our account products through Walmart, for any reason, including inflation, would have a material adverse effect on our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partner or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products (including demand deposit accounts and prepaid cards), reload products, or customer information and may see their effectiveness enhanced by the use of Artificial Intelligence. Illegal activities involving our products and services often include malicious social engineering schemes. Fraudulent activity related to tax and other governmental benefits continues to persist at elevated levels. This transaction fraud has negatively impacted and is expected to continue to impact many financial services companies including us in relation to our products.
Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our deposit account products, and other products and services, have in the past and could in the future, result in reputational damage to us in addition to losses. Such damage could reduce the use and acceptance of our deposit account products and other products and services, cause retail distributors to cease doing business with us, or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition.
To address the challenges that we face with respect to fraudulent activity, we have implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to adversely affect our new account and card activations for the foreseeable future and that our operating revenues may be negatively impacted as a result. Further, implementing such risk control mechanisms can be costly and has and may continue to negatively impact our operating margins as we continuously seek to enhance our risk controls.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2024, we had assets subject to settlement risk of $587.1 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a material adverse effect on our business, results of operations and financial condition.
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
A cyber-attack, incident or security breach could expose us to liability and protracted and costly litigation, regulatory penalties, and could adversely affect our reputation and operating revenues.
We and our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information, including personal information, in connection with the sale and use of our products and services. Despite the encryption software and the other technologies and systems we use to provide security for storage, processing and transmission of confidential customer and other information these technologies or systems have been, and continue to be, vulnerable to cyber-attacks, incidents and data security breaches by third parties and we have experienced, and may in the future experience, successful attacks, incidents and breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers, including state sponsored hackers. Our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors and the merchants that accept our cards also may experience similar cyber-attacks, incidents or security breaches or discover securities vulnerabilities involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
A data security breach of the systems on which sensitive accountholder or other customer or end-customer data and account information are stored have led, and could in the future lead, to fraudulent activity involving our products and services, reputational damage and claims, and could lead to regulatory actions, including penalties, against us. Further, a cyber-attack or other incident could go undetected and persist in our systems for extended periods. Regardless of whether or not we are sued or face regulatory actions, a breach will require us to carefully assess the materiality of a cyber-attack or other incident. Depending on the nature and magnitude of the accessed data, this effort may require substantial resources. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation and might be forced to pay damages and/or change our business practices, any of which could have a material adverse effect on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our products and services which includes cards) fines, penalties and/or other assessments imposed by Visa or Mastercard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at any of the third-party banks that issue our cards or at any of our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for hiring an external party to conduct a forensic investigation, replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring, and other added security measures, among others, which could have a significant adverse impact on our operating results.

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
As a bank holding company, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. For example, in July 2024 we and our subsidiary bank received the Consent Order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The Consent Order included a civil money penalty related to these issues in the amount of $44 million which was subsequently paid in July 2024. We previously accrued an estimated liability of $20 million related to the Consent Order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024. Additionally, in response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or if we become less than adequately capitalized, require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
If additional regulatory requirements were imposed on our bank or the sale of our products and services, the requirements could lead to a loss of retail distributors, network participants, tax preparation partners or other business partners, which could materially and adversely impact our operations. Moreover, if our products are adversely impacted by the interpretation or enforcement of these regulations or if we or any of our retail distributors or tax preparation partners were unwilling or unable to make such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our products and services through that noncompliant retail distributor or tax preparation partner, which could materially and adversely affect our business, financial position and operating results.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For each of the three and nine months ended September 30, 2024, interchange revenues represented 12% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.

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
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, in July 2024 we and our subsidiary bank received the Consent Order from the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations. The Consent Order included a civil money penalty related to these issues in the amount of $44 million which was subsequently paid in July 2024. We previously accrued an estimated liability of $20 million related to the Consent Order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a material adverse effect on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could adversely affect our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
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
We have increased debt service obligations as a result of the issuance of our senior unsecured notes.
In September and October 2024, we issued and sold senior unsecured notes in an aggregate principal amount of $50.0 million that mature in September 2029. As a result of these transactions, we have incurred additional debt service obligations in addition to normal operating expenses and planned capital expenditures. Our increased level of indebtedness may have several important effects on our future operations, including, without limitation, a portion of our cash flow must be dedicated to the payment of interest and principal on the senior unsecured notes, reducing funds available for distribution to stockholders and limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, as well as Green Dot Bank and its ability to pay dividends to us, which will be subject to regulatory restrictions, general economic, industry and competitive conditions and to financial, business and other factors affecting us and Green Dot Bank, many of which are beyond our control. In addition, the senior unsecured notes contain certain affirmative and negative non-financial covenants applicable to us and Green Dot Bank that could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.
We cannot assure you that we will be able to continue to generate cash flow at or above its current level and that we will be able to pay principal and interest on the senior unsecured notes as they become due. Further, we cannot assure you that our maintenance of our indebtedness or occurrence of future indebtedness will not adversely affect our operating results or financial condition.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $403.3 million as of September 30, 2024. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

4.1(1)	Form of 8.75% Fixed Rate Senior Note due 2029 (included as Exhibit A to the Senior Note Purchase Agreement filed as Exhibit 10.1).

10.1(2)†	Senior Note Purchase Agreement by and between the Company and the several purchasers.

31.1	Certification of George Gresham, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George Gresham, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________
*    Furnished, not filed.
(1)    Exhibit 4.1 is incorporated by reference to Exhibit 4.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on September 6, 2024.
(2)    Exhibit 10.1 is incorporated by reference to Exhibit 10.1 filed with the Registrant's current report on Form 8-K, filed with the Commission on September 6, 2024.
†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	November 8, 2024	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)