Form 10-K
period 2024-12-31
GREEN DOT CORP
filed 2025-03-04
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-34819

(Exact name of Registrant as specified in its charter)

Delaware			95-4766827
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
1675 N. Freedom Blvd (200 West) Building 1
Provo,	Utah	84604	(626)	765-2000
(Address of principal executive offices, including zip code)			(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Class A Common Stock, $0.001 par value	GDOT	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $445.4 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 54,229,674 shares of Class A common stock, par value $0.001 per share, as of January 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I
ITEM 1. Business
Overview
Founded in 1999, Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology platform and registered bank holding company that builds banking and payment solutions to create value, retain and reward customers, and accelerate growth for businesses of all sizes. For more than two decades, we have delivered financial tools and services that address the most pressing financial needs of consumers and businesses, and that transform the way people and businesses manage and move money.
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
Our Products and Services
We offer a broad spectrum of financial products to consumers and businesses through our portfolio of brands, including: GO2bank, a leading digital and mobile bank account offering simple, secure and useful banking for Americans living paycheck to paycheck; the Green Dot Network of more than 90,000 retail distribution and cash access locations nationwide; Arc by Green Dot, the single-source embedded finance platform combining all of our secure banking and money processing capabilities to power businesses at all stages of growth; rapid! wage and disbursements solutions, providing pay card and earned wage access services to more than 6,000 businesses and their employees; and Santa Barbara TPG (“SBTPG”), our tax division, which processes roughly 14 million tax refunds annually.
Through our brands, we offer several deposit account programs, including:
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
We earn revenues from these deposit account programs primarily through:
•Fees assessed to merchants for purchase transactions initiated by our accountholders (commonly known as interchange);
•Card revenues and other fees, principally consisting of fees charged to accountholders for certain transactions and usage of our products, and program management service fees we earn from our partners for use of our technology platform and our program management capabilities; and
•Interest income earned from the investment of deposits held at Green Dot Bank.
Our deposit account programs are generally issued by Green Dot Bank, but we also manage programs issued by third-party issuing banks as a result of several acquisitions we made several years ago. While we continue to offer several legacy branded deposit programs, we focus our consumer deposit account programs on our flagship product, GO2bank, offering consumers simple and accessible mobile banking designed to help improve financial health over time. GO2bank offers features such as consumer friendly overdraft protection, high-value rewards, high-interest savings, and opportunities to establish, build, and track credit, regardless of credit history.
We also offer a variety of products and services that specialize in facilitating the movement of funds on behalf of consumers and businesses, referred to as money processing and tax processing services.
Our money processing services include:
•Cash transfer services that enable consumers to deposit or pick up cash and pay bills with cash at the point-of-sale at any participating retailer. We offer this service to our deposit account programs and any third-party bank or program manager (which we refer to as network acceptance members) that has enabled its cards to accept funds through our processing system. We refer to this retail cash transaction network as the Green Dot Network; and
•Disbursement services that enable wages and any type of authorized funds disbursement to be sent to our deposit account programs and accounts issued by any third-party bank or program manager.
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
We earn revenues primarily through fees charged to consumers on a per transaction basis for cash transfer services, tax refund transfers and disbursements.
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
B2B Services
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS channel"), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer channel"), to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as disbursements services utilized by our partners.
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

In our Employer channel, we offer a comprehensive platform to corporate enterprises to facilitate payments made for today’s workforce, including:
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
Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 10%, 17%, and 21% of our total operating revenues for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Our patent portfolio currently consists of 17 issued patents and 1 patent application pending. The current remaining terms for the patents we hold vary between approximately 1 and 14 years. We feel many of our patents and applications are important to our business and help to differentiate our products and services from those of our competitors.
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

Both the scope of the laws and regulations and the intensity of the supervision to which bank holding companies such as Green Dot Corporation are subject increased in response to the global financial crisis of 2008, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations. We expect that our business will remain subject to extensive regulation and supervision.
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
Permissible Activities for Green Dot Corporation as a Financial Holding Company
In general, the BHC Act limits the business of BHCs to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. Under the BHC Act, BHCs that have qualified and elected to be treated as a financial holding company (an “FHC”) generally may engage in a broader range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A BHC qualifies to become an FHC if it and its subsidiary depository institutions are “well-capitalized” and “well managed” and its subsidiary depository institutions have a rating under the Community Reinvestment Act (the “CRA”) of at least “Satisfactory” at their most recent examination. We have previously qualified and elected to be an FHC under the BHC Act, although all the activities we currently conduct are permissible for a BHC as well as for an FHC.
If at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” the Federal Reserve may impose limitations or conditions on the conduct of our activities and we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Currently, under the BHC Act, we may not be able to engage in new activities or acquire shares or control of other businesses. Such restrictions might limit our ability to pursue future business opportunities which we might otherwise consider.
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
Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements has in the past and could in the future subject Green Dot Corporation, its subsidiaries, including Green Dot Bank, and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC may terminate a bank’s deposit insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.
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
As of December 31, 2024, our and Green Dot Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that Green Dot Corporation and Green Dot Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer (to the extent the buffer is applicable), on a fully phased-in basis.
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
Brokered Deposits
The FDIC issued a final rule relating to the classification of brokered deposits, with full compliance required in the beginning of fiscal year 2022. The final rule established a framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the final rule, Green Dot Bank reclassified most of its deposits as non-brokered. The risks associated with the failure to properly classify deposits are more fully discussed in "Part I, Item 1A. Risk Factors." On July 30, 2024, the FDIC issued a notice of proposed rulemaking modifying portions of the final rule. However, this proposed rulemaking has not been adopted.
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
Source of Strength
Green Dot Corporation is required to serve as a source of financial and managerial strength to Green Dot Bank and, under appropriate conditions, to commit resources to support Green Dot Bank. This support may be required by the Federal Reserve at times when doing so is not otherwise in the interests of Green Dot Corporation or our shareholders or creditors. The Federal Reserve may require a BHC to make capital injections into a troubled subsidiary bank and may charge the BHC with engaging in unsafe and unsound practices if the BHC fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the BHC’s ability to commit resources to such subsidiary bank.
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
Green Dot Bank’s CRA compliance is currently evaluated under an approved CRA strategic plan covering the period of 2024 to 2028. The plan is focused on supporting the needs of the bank's defined assessment area primarily through direct community development lending and investment, small business lending, and services in Green Dot Bank’s designated Assessment Area of Utah and Juab Counties, as well as the broader surrounding geographic region.
On October 24, 2023, the Federal Reserve Board joined the FDIC and Office of the Comptroller of the Currency in issuing a new final rule seeking to strengthen and modernize the regulations that implement the CRA. The rule became effective April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. However, the rule has been challenged in federal court, which has granted a preliminary injunction on enforcement of the rule. The litigation remains pending.
Insurance of Deposit Accounts
The deposits of Green Dot Bank are insured by the DIF up to the standard maximum deposit insurance amount of $250,000 per depositor. Green Dot Bank is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. Brokered deposits are subject to an assessment rate adjustment of up to 10 basis points, and therefore are generally assessed at a higher rate. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. There is a risk that Green Dot Bank’s deposit insurance premiums may increase if failures of insured depository institutions deplete the DIF or if the FDIC changes its view of the risk Green Dot Bank poses to the DIF or otherwise increases the assessment rate adjustment applicable to Green Dot Bank’s deposits.
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
Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require Green Dot Bank to notify individuals with impacted information of security breaches of computerized data that contain their personal information. These laws may also require Green Dot Bank to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own affected data.
Privacy and data security remain areas of state legislative focus. By the end of 2024, eight U.S. states had consumer privacy laws in effect. Similar laws come into effect in eight more states in 2025, and another three states in 2026. These laws provide residents of these states certain privacy rights in the collection and disclosure of their personal information and require covered businesses to make certain disclosures and take certain other acts in furtherance of those rights. Other U.S. states are considering similar privacy laws. State regulators are authorized to implement and enforce existing consumer privacy laws, which has resulted in increased scrutiny on privacy and data security. In addition, the federal government may also pass data privacy or data security legislation.
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

The CFPB has also adopted amendments to Regulation E and Regulation Z to add protections for prepaid accounts (the “CFPB Prepaid Rule”). The CFPB Prepaid Rule includes requirements related to treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. On March 5, 2024, the CFPB issued a final rule further limiting credit card late fees. The rule has also been challenged in federal court and is subject to a preliminary injunction.
Because Green Dot Bank has less than $10 billion in total consolidated assets, the Federal Reserve is responsible for examining and supervising Green Dot Bank’s compliance with these and other federal consumer financial laws and regulations. In addition, state attorneys general and state regulators also enforce consumer protection rules.
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
ESG Management
We are committed to making modern banking and money movement accessible for all, and we believe that managing our business in a sustainable manner is an important part of this goal. At the board level, our Nominating and Corporate Governance Committee (the “NCG Committee”) oversees our environmental, social and governance (“ESG”) programs, policies and practices. The NCG Committee’s duties in this regard include reviewing and evaluating our programs, policies and practices relating to ESG issues and related disclosures and recommending to our Board of Directors (our "Board of Directors" or "Board") our overall strategy with respect to ESG matters. We also advance our ESG strategy through our management-level ESG Steering Committee comprised of employees across our company from human resources to legal to business development (the "ESG Steering Committee"). The purpose of the ESG Steering Committee is to assist the NCG Committee in fulfilling its oversight responsibilities with respect to ESG matters, including by reviewing and approving programs, policies and practices relating to ESG issues. We believe our approach to ESG management helps to enable us to create value for both our stockholders and our other stakeholders, including our customers, partners, employees and communities. We endeavor to provide transparent disclosures on the progress of this work through our annual ESG report. More detailed information about the progress of our work can be found in that report located at https://ir.greendot.com/corporate-governance/highlights. The information in the ESG report and on our website is not part of this report or incorporated in this report by reference.

Human Capital
As of December 31, 2024, we had approximately 1,150 full-time employees globally, of which approximately 77% are located in the United States, and 23% are located in China. Human capital objectives and measures that we focus on in managing our business include talent retention and development, employee experience, diversity, equity, including and belonging ("DEIB"), total rewards, employee health and safety, and organizational culture and ethics. Our focus on employee engagement occurs in three foundational areas: recruiting and retaining a diverse and talented workforce, enhancing employee experience, and management that reiterates purpose and ensures commitment for continuous growth and development.
Talent Retention and Development
We strive to maintain a workforce that is representative of the industry we serve, comprised of highly technical individuals, who enjoy pushing the boundaries of what is possible and are individually innovative. We work to retain employees in several ways, including having strong leadership and optimizing leaders and managers through effective training and development programs, providing employees the opportunity to learn new skills and to advance their careers, investing in technology, maintaining customer relationships, and providing competitive and equitable total rewards. For the fiscal year 2024, our voluntary turnover rate was less than 8%, which we believe demonstrates the strength of our culture and professional development programs.
We offer industry specific training regarding regulatory standards and compliance, as well as self-directed learning through third-party learning platforms. In 2024, we continued to deliver manager specific training designed to increase managerial capability in the areas of communication, engagement, coaching, inclusion and diversity, hiring and on-boarding, business skills, and ensuring an ethical and supportive work environment free from bias and harassment. As employees advance in their careers, our training framework seeks to build new capabilities with foundational leadership skills. Our leaders are empowered to design bespoke learning experiences catered to their specific needs.
Employee Experience
We strive to continue enhancing employee engagement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our culture and vision among our employees. We embrace an open-door policy where collaboration across all levels of team members and across multiple departments is encouraged. We have historically used annual employee engagement surveys to track and enhance employee sentiment and satisfaction, and in 2024 conducted a global engagement survey to better understand employee well-being and leadership opportunities. We endeavor to identify ways to instill our mission, vision, values, and business objectives throughout our organization, and build a performance-driven culture in a continually evolving remote and virtual environment. We use these surveys to solicit feedback about members of our senior leadership up to and including our Chief Executive Officer from employees at all levels of our organization. The three highest rated categories were management, organizational alignment and involvement, and work and life blend. We also believe that ongoing employee performance feedback encourages greater engagement in our business and improved individual performance.
Diversity, Equity, Inclusion, and Belonging
We believe that a diverse, equitable and inclusive working environment with high belonging helps drive our mission and provides our workforce with the best opportunities for success. We are endeavoring to improve representation and inclusion for employees at all levels of the organization. We have been actively working to further enhance recruitment strategies and career development strategies in support of our DEIB initiatives. We ended 2024 with a workforce comprised of 53% male and 47% female employees. We delivered multiple enterprise-wide events to create new levels of knowledge, empathy and community connection for our people. We focused on furthering DEIB goals through recruitment, career development, succession planning and leadership education. In 2025, we intend to continue to pursue enterprise efforts in DEIB, employee lifecycle design, talent development and culture transformation.
Total Rewards
To ensure our pay and benefits programs are consistent with our total rewards philosophy, we maintain best practices aimed at delivering fair and equitable compensation for employees based on their contribution and performance. We benchmark against market practices and regularly review our compensation against the market to ensure it remains competitive.
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
In 2024, we continued our philanthropic giving program launched in 2022, "Green Dot Gives," an employee giving (donation and volunteerism) platform that provides resources and opportunities for employees to support charitable causes that are meaningful to them. As part of the initiative, we began offering employees one paid time off day per year to volunteer, we introduced corporate donation matching, and we created programs encouraging employee connection and collaboration through charitable activities.
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

ITEM 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from our BaaS partners and Walmart or any of our largest retail distributors as well as third-party processors or other major consumers would negatively impact our business.
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 55% of our total operating revenues for the year ended December 31, 2024 was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 10% for the year ended December 31, 2024. We expect that both Walmart and our largest BaaS partner will continue to have a significant impact on our operating revenues in future periods. It would be difficult to replace these operating revenues. Accordingly, any significant reduction in transaction volume or customers’ spending levels through Walmart or our largest BaaS partner, for any reason, including macroeconomic conditions or non-renewal of existing contracts, would negatively impact our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partner or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
The term of our Walmart MoneyCard agreement (which governs the MoneyCard program) expires on January 31, 2027, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, BaaS partners or third-party processors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could be negatively impacted if, among other things, any of our largest retail distributors, BaaS partners or third-party processors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our base of tax preparation partners is concentrated, and the performance of our Money Movement Services segment depends in part on our ability to retain existing partners.
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our tax refund processing services business, a component of our Money Movement Services segment, would be negatively impacted. Substantially all the revenues we generate from our tax refund processing services business have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from most of our current tax preparation partners and our tax preparation partners for any reason may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be certain that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
Our future success depends upon the active and effective promotion of our products and services by our BaaS partners, retail distributors and tax preparation partners.
Most of our operating revenues are derived from program management service fees that we earn from our BaaS partners and products and services sold at the stores of our retail distributors. In addition, the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our BaaS partners, retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Our program management service fees depend upon the success of our BaaS partners’ efforts to promote their own products and services which incorporate our products and services. Additionally, because we compete with many other providers of products and services for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on the willingness of our retail distributors and tax preparation partners to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our or their products and services, and for a variety of reasons they could give higher priority to other products or services they are offering or the products and services of other companies. Accordingly, losing the commitment of our BaaS partners, retail distributors and tax preparation partners might limit or reduce program management service fees and the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by the operational decisions of our BaaS partners, retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline, and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several alternatives for tax refund processing services, including those of our competitors. Even if our BaaS partners, retail distributors and tax preparation partners actively and effectively promote our or their products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
Future revenue growth depends on our ability to retain and attract new BaaS partners and long-term users of our products.
Our ability to increase account usage and accountholder retention and to attract new BaaS partners and long-term users of our products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage, accountholder retention or attract new BaaS partners and long-term users of our products due to a number of reasons, including if we are unable to maintain our existing distribution channels, accurately predict consumer preferences or industry changes and modify our products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence accountholder behavior through accountholder retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting new BaaS partners and long-term users of our products.
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
The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries, and may compete with others in the market who may in the future provide offerings similar to ours, particularly vendors which provide program management and other services though a platform similar to our banking platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that directly compete or may compete with ours. We expect that this competition will continue as banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and/or successfully compete with those of our competitors, our revenues, results of operations, prospects for future growth and overall business could be negatively impacted.
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
We are also experiencing competition as a result of competitors offering free or low-cost alternatives to our products and services. Digital-centric financial services platforms have continued to gain market share through the marketing of their largely free bank account offerings. To the extent these competitors continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In order to compete across the markets served by our Consumer Services and Money Movement Services segments, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely negatively impact our results of operations.
We may not keep pace with the rapid technological developments in the industries in which we compete and the larger electronic payments industry.
The electronic payments industry is subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We rely in part on third parties for the development of, and access to, new technologies. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to develop or transition to new services and technologies may be inhibited by a lack of industry-wide standards, by difficulties encountered in our development of new services and technologies, by resistance from our retail distributors, BaaS partners, third-party processors or consumers to these changes, by the intellectual property rights of third parties or our reliance on certain third-party service providers. Investments in new services and technologies or enhancements are inherently risky, and may not be successful or may have a negative impact on our business, financial condition and results of operations.
Fraudulent and other illegal activity involving our products and services could negatively impact our financial position and results of operations.
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
Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for transaction processing services, which subjects us and our customers to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our deposit account products, and other products and services, have in the past and could in the future, result in reputational damage to us in addition to losses. Such damage could reduce the use and acceptance of our deposit account products and other products and services, cause retail distributors to cease doing business with us, or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could negatively impact our business, results of operations and financial condition.
To address the challenges that we face with respect to fraudulent activity, we have implemented risk control mechanisms that have made it more difficult for all customers, including legitimate customers, to obtain and use our products and services. We believe it is likely that our risk control mechanisms may continue to negatively impact our new account and card activations for the foreseeable future and that our operating revenues may be negatively impacted as a result. Further, implementing such risk control mechanisms can be costly and has and we expect will continue to negatively impact our operating margins as we continuously seek to enhance our risk controls. Disputes, threats of litigation or other types of remediation over how we address actual or suspected fraudulent activity involving our products and services could be costly to resolve and could also negatively impact new account and card activations.
We are exposed to losses from customer accounts.
Fraudulent activity involving our products may lead to customer disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be negatively impacted. Additionally, our accountholders who opt-in to optional overdraft protection programs we offer can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. Additionally, for accountholders who are not enrolled or do not meet the eligibility requirements of these programs, we generally decline authorization attempts for amounts that exceed the available accountholder’s balance, however, the application of card association rules, the timing of the settlement of transactions and the assessment of the account’s monthly maintenance fee, among other things, can still result in overdrawn accounts. Our overdraft exposure in these instances arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted time frame, but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the transaction amount even if the accountholder has made additional purchases in the intervening period and funds are no longer available in the account at the time the transaction is posted.
We maintain reserves to cover the risk that we may not recover these amounts due from our accountholders, but our exposure may increase above these reserves for a variety of reasons, including our failure to predict the actual recovery rate accurately. To the extent we incur losses from overdrafts above our reserves or we determine that it is necessary to increase our reserves substantially, our business, results of operations and financial condition could be negatively impacted.
We face settlement risks from our retail distributors and banking partners, which may increase during an economic recession.
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2024, we had assets subject to settlement risk of $616.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a negative impact on our business, results of operations and financial condition.
Worsening economic conditions, high rates of inflation, or other potential causes of economic distress could negatively impact our business and financial results.
Global and macro-economic factors have resulted and may continue to result in high inflation rates, interest rates, or unemployment rates, leading to economic challenges for consumers and our retail distributors and other partners as well as reduced transaction and spending volumes on accounts. Additionally, these effects increase the settlement risk from our retail distributors and banking partners and could cause us to experience contraction in the number of locations within our network of retail distributors due to store closures or other developments, with attendant negative impacts to our operating revenues and results of operations. If current market conditions persist or deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A common stock. Additionally, significant inflationary pressure increases borrowing rates, and we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could negatively impact our business, financial condition and results of operations. Additionally, increased interest rates may negatively impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
Please see “Quantitative and Qualitative Disclosures about Market Risk” for more information regarding the potential impact of the various market risks on our business.
Economic, political and other conditions may negatively impact trends in consumer spending.
The electronic payments industry, including the prepaid and debit card financial services segment within that industry, depends heavily upon the overall level of consumer spending. Economic recessions have resulted and may continue to result in decreased consumer spending and may also result in us experiencing a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would negatively impact our business, results of operations and financial condition.

We must be able to operate and scale our technology effectively.
Our ability to continue to provide our products and services to network participants, as well as to enhance our existing products and services and offer new products and services, is dependent on our information technology systems. If we are unable to manage and scale the technology associated with our business effectively, we could experience increased costs, reductions in system availability and losses of our network participants. Any failure of our systems in scalability and functionality would negatively impact our business, financial condition and results of operations.
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
Our business could be negatively impacted if there is a decline in the use of prepaid cards or demand deposit accounts as a payment mechanism or there are adverse developments with respect to the financial services industry in general.
As the financial services industry evolves, consumers may find prepaid financial services or demand deposit accounts to be less attractive and demand for such services and accounts could decline. Consumers might not use prepaid financial services or demand deposit accounts for any number of reasons, including the general perception of our industry, new technologies, a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or other factors outside of our control. If consumers do not continue or increase their usage of prepaid cards or demand deposit accounts, including making changes in the way such products are funded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a negative impact on our financial position and results of operations.
RISKS RELATED TO OUR OPERATIONS
Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers, including third party systems.
Our ability to provide reliable service to customers and other network participants depends on the efficient and uninterrupted operation of our computer network systems and data centers as well as those of our retail distributors, network acceptance members and third-party processors. Our business involves the movement of large sums of money, the processing of large numbers of transactions and the management of the data necessary to do both. Our success in our account programs, including our BaaS programs, as well as our services within our Money Movement Services segment, depends upon the efficient and error-free handling of the money that is collected, remitted or deposited in connection with the provision of our products and services. We rely on the ability of our employees, systems and processes and those of the banks that issue our cards, our retail distributors, tax refund preparation partners, other business partners and third-party processors to process and facilitate these transactions in an efficient, uninterrupted and error-free manner. Their failure to do so could negatively impact our operating revenues and results of operations, particularly during the tax season, when we derive substantially all of our operating revenues for our tax refund processing services and a significant portion of our other operating revenues.
Our systems and the systems of third-party processors are susceptible to outages and interruptions including due to fire, natural disaster, cyber-attacks, power loss, telecommunications failures, software or hardware defects, terrorist attacks, pandemics and similar events. We use both internally developed and third-party systems, including cloud computing and storage systems, for our services and certain aspects of transaction processing. Interruptions in our service may result for a number of reasons. Additionally, the data center hosting facilities that we use could be closed without adequate notice or experience unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add cloud-based solutions or additional capacity to our existing data centers, we could experience problems transferring customer accounts and data, impairing the delivery of our service.
Our technology platforms continue to evolve as we regularly invest in enhancing our systems. As a result, some customers have in the past and may in the future experience disruptions in service despite significant investments in planning and testing on the part of us and our technology partners. In addition, the implementation of technological changes could cause significant disruptions to our customers and our business and may cause processing errors.
Any damage to, or failure of, or delay in our processes or systems generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities and cloud providers), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our service, causing customers, retail distributors and other partners to become dissatisfied with our products and services or obligate us to issue credits or pay fines or other penalties to them. Sustained or repeated process or system failures have in the past and could in the future reduce the attractiveness of our products and services, including our banking platform, and could result in contract terminations, thereby reducing operating revenue and negatively impact our results of operations and could result in additional regulatory actions and/or fines and penalties. Further, negative publicity arising from these types of disruptions could damage our reputation and may negatively impact use of our products and services, including our banking platform, and negatively impact our ability to attract new customers and business partners. Additionally, some of our contracts with retail distributors, including our contract with Walmart, contain service level standards pertaining to the operation of our systems, and provide the retail distributor with the right to collect damages and to potentially terminate its contract with us for system downtime exceeding stated limits. If we face system interruptions or failures, our business interruption insurance may not be adequate to cover the losses or damages that we incur. In addition, our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur.
A cyber-attack, incident or security breach could expose us to liability and protracted and costly litigation, regulatory penalties, and could negatively impact our reputation and operating revenues.
We and our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information, including personal information, in connection with the sale and use of our products and services. Despite the encryption software and the other technologies and systems we use to provide security for storage, processing and transmission of confidential customer and other information these technologies or systems have been, and continue to be, vulnerable to cyber-attacks, incidents and data security breaches by third parties and we have experienced, and may in the future experience, attacks, incidents and breaches that circumvent our security measures. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers, including state sponsored hackers. Our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors and the merchants that accept our cards also may experience similar cyber-attacks, incidents or security breaches or discover securities vulnerabilities involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
A data security breach of the systems on which sensitive accountholder or other customer or end-customer data and account information are stored have led, and could in the future lead, to fraudulent activity involving our products and services, reputational damage and claims, and could lead to regulatory actions, including penalties, against us. Further, a cyber-attack or other incident could go undetected and persist in our systems for extended periods. Regardless of whether or not we are sued or face regulatory actions, a breach will require us to carefully assess the materiality of a cyber-attack or other incident. Depending on the nature and magnitude of the accessed data, this effort may require substantial resources. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation and might be forced to pay damages and/or change our business practices, any of which could have a negative impact on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our products and services which includes cards) fines, penalties and/or other assessments imposed by Visa or Mastercard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at any of the third-party banks that issue our cards or at any of our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for hiring an external party to conduct a forensic investigation, replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring, and other added security measures, among others, which could have a significant adverse impact on our operating results.
Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on reasonable terms, or that any insurer will not deny coverage as to any future claim.

The assertion of large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have a negative impact on our business, including our financial condition, operating results, and reputation.
Failure to maintain satisfactory compliance with certain privacy and data protection laws and regulations may subject us to substantial negative financial consequences, civil or criminal penalties and business reputation risk.
Complex existing and emerging local, state, and federal laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. In addition, our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal information, or to protect personal information from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a negative impact on our operations, financial performance, and business.
Replacing third-party vendors would be difficult and disruptive to our business.
Some services relating to our business, including fraud management and other customer verification services, cash processing, card production, and customer service, are outsourced to third-party vendors. We also depend on third-party banks to assist with our tax refund processing services. It would be difficult to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services during the term of their agreements with us or if they elected not to renew their contracts with us, and our business and operations would be negatively impacted. Additionally, replacing third-party vendors with in-house solutions may lead to unanticipated operating costs and potential exposure to increased regulatory scrutiny. In particular, due to the seasonality in our business, any material service interruptions, service delays or changes in service contracts with key vendors during the tax season would result in losses that have an even greater negative impact on that business than would be the case with our overall business.
Further, we have in the past and may in the future experience operational issues with the third-party call centers that we rely on to provide customer support. Any prolonged closure or disruption in the services provided by such call centers would have a negative impact on our business.
Some of our operations, including a significant portion of our software development operations, are located outside of the United States, which subjects us to additional risks.
A significant portion of our software development operations are based in Shanghai, China. A prolonged disruption at our China facility for any reason including due to natural or man-made disasters, outbreaks of disease, climate change or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services, which could negatively impact our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including, but not limited to:
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
As a bank holding company, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If regulators believe that we or Green Dot Bank have not complied with any of these requirements, we have in the past and may in the future become subject to additional formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, negatively impact our results of operations and restrict our ability to grow. For example, in July 2024 we and our subsidiary bank entered into a consent order, including a $44 million civil money penalty, with the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations (the "Consent Order"). In response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
The failure by Green Dot Bank to properly classify its deposits could have a negative impact on our financial condition.
The FDIC issued a final rule establishing a framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the final rule, Green Dot Bank reclassified most of its deposits as non-brokered. If our reclassification is deemed non-compliant, we could be subject to regulatory fines and penalties, increased regulatory oversight, restrictions on our activities, and increased litigation risk.
Failure by us and our business partners to comply with applicable laws and regulations could have a negative impact on our business, financial position and results of operations.
The banking, financial technology, transaction processing and tax refund processing services industries are highly regulated, and failure by us, the banks that issue our cards or the businesses that participate in our reload network, third party service providers or other business partners to comply with the laws and regulations to which we or they are subject could negatively impact our business. We are subject to a wide range of federal and other state laws and regulations. In particular, our products and services are subject to an increasingly strict set of legal and regulatory requirements intended to protect consumers, such as various disclosure and consent requirements, mandated or prohibited terms and conditions, prohibitions on discrimination based on certain prohibited bases, prohibitions on unfair, deceptive or abusive acts or practices, or to help detect and prevent money laundering, terrorist financing and other illicit activities. For example, we are subject to the AML reporting and recordkeeping requirements of the BSA, as amended by the PATRIOT Act. Monitoring and complying with all applicable laws, regulations and licensing requirements can be difficult and costly. Failure to comply with these requirements exposes us to the risk of being required to undertake substantial remediation efforts and to the risk of, among other things, enforcement actions, lawsuits, monetary damages, fines, penalties and reputational harm, any one of which could have a material adverse impact on our results of operations, financial condition or business prospects.
From time to time, federal and state legislators and regulatory authorities, including state attorney generals, increase their focus on the banking, consumer financial services and tax preparation industries and have in the past and may in the future propose and adopt new legislation or guidance that could result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have a negative impact on our results of operations. For example, we could face more stringent AML rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable.
If additional regulatory requirements were imposed on our bank or the sale of our products and services, the requirements could lead to a loss of retail distributors, network participants, tax preparation partners or other business partners, which could negatively impact our operations. Moreover, if our products are negatively impacted by the interpretation or enforcement of these regulations or if we or any of our retail distributors or tax preparation partners were unwilling or unable to make such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our products and services through that noncompliant retail distributor or tax preparation partner, which could negatively impact our business, financial position and operating results.
Failure by us or those businesses to comply with the laws and regulations to which we are or may become subject could result in additional fines, penalties or limitations on our ability to conduct our business, or federal or state actions, any of which could significantly harm our reputation with consumers, banks that issue our cards and regulators, and could negatively impact our business, operating results and financial condition. Many of these laws can be unclear and inconsistent across various jurisdictions and ensuring compliance with them could be difficult and costly. If new regulations or laws result in changes in the way we are regulated, these regulations could expose us to increased regulatory oversight, more burdensome regulation of our business, and increased litigation risk, each of which could increase our costs and decrease our operating revenues. Furthermore, limitations placed on the fees we charge or the disclosures that must be provided with respect to our products and services could increase our costs and decrease our operating revenues.
Changes in rules or standards set by the payment networks, or changes in debit network fees or products or interchange rates, could negatively impact our business, financial position and results of operations.
We are subject to association rules that could subject us to a variety of fines or penalties that may be levied by the card associations or networks for acts or omissions by us or businesses that work with us, including card processors. The termination of the card association registrations held by us or any changes in card association or other debit network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could have a negative impact on our business, operating results and financial condition. In addition, from time to time, card associations may increase the fees that they charge, which could increase our operating expenses, reduce our profit margin and negatively impact our business, results of operations and financial condition.
Furthermore, a material portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2024, interchange revenues represented 12% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us and Green Dot Bank are exempt from the limitations imposed by the Dodd-Frank Act, federal legislators and regulatory authorities have become increasingly focused on interchange fees, and continue to propose new legislation that could result in significant adverse changes to the rates we are able to charge and there can be no assurance that future regulation or changes by the payment networks will not substantially impact our interchange revenues. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be negatively impacted.
Litigation or investigations could result in significant settlements, sanctions, fines or penalties.
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings or investigations. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, in July 2024 we and our subsidiary bank entered into the Consent Order, including a civil money penalty of $44 million, with the Federal Reserve Board as further discussed in the "As a bank holding company, we are subject to extensive and potentially changing regulation and are required to serve as a source of strength for Green Dot Bank" risk factor above. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a negative impact on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could negatively impact our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 21—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
We may be unable to adequately protect our brand and our intellectual property rights related to our products and services or third parties may allege that we are infringing their intellectual property rights.
Our brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be negatively impacted if we were unable to protect our brand against infringement. We also rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 17 issued patents and 1 patent application pending. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third parties.
We may unknowingly violate the intellectual property or other proprietary rights of others and, thus, may be subject to claims by third parties. Because of the existence of a large number of patents in the mobile technology field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its elements infringes or will infringe on the patent rights of others. Regardless of the merit of these claims, we may be required to devote significant time and resources to defending against these claims or to protecting and enforcing our own rights. We might also be required to develop a non-infringing technology or enter into license agreements and there can be no assurance that licenses will be available on acceptable terms and conditions, if at all. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property or the inability to secure or enforce our intellectual property rights or to defend successfully against an infringement action could negatively impact our business, results of operations, financial condition and prospects.

RISKS RELATED TO OUR CAPITAL NEEDS AND INDEBTEDNESS
We might require additional capital to support our business in the future, and this capital might not be available on acceptable terms, or at all.
If our unrestricted cash and cash equivalents balances and any cash generated from operations are not sufficient to meet our future cash requirements, we will need to access additional capital to fund our operations. We may also need to raise additional capital to take advantage of new business or acquisition opportunities. However, we may not be able to raise needed cash in a timely basis on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our Class A common stock. In addition, if we were to raise cash through a debt financing, the terms of the financing might impose additional conditions or restrictions on our operations that could negatively impact our business. If we require new sources of financing but they are insufficient or unavailable, we would be required to modify our operating plans to take into account the limitations of available funding, which would negatively impact our ability to maintain or grow our business. Should we require additional credit at levels we are unable to access, the cost of credit is greater than expected, or our cost-savings measures are ineffective or result in us incurring greater costs, our operating results could be negatively impacted.
We have increased debt service obligations as a result of the issuance of our senior unsecured notes.
In September and October 2024, we issued and sold senior unsecured notes in an aggregate principal amount of $50.0 million, and in February 2025, an additional aggregate principal amount of $15 million, all of which mature in September 2029. As a result of these transactions, we have incurred additional debt service obligations in addition to normal operating expenses and planned capital expenditures. Our increased level of indebtedness may have several important effects on our future operations, including, without limitation, a portion of our cash flow must be dedicated to the payment of interest and principal on the senior unsecured notes, reducing funds available for distribution to stockholders and limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, as well as Green Dot Bank and its ability to pay dividends to us, which will be subject to regulatory restrictions, general economic, industry and competitive conditions and to financial, business and other factors affecting us and Green Dot Bank, many of which are beyond our control. In addition, the senior unsecured notes contain certain affirmative and negative non-financial covenants applicable to us and Green Dot Bank that could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.
We cannot assure you that we will be able to continue to generate cash flow at or above its current level and that we will be able to pay principal and interest on the senior unsecured notes as they become due. Further, we cannot assure you that our maintenance of our indebtedness or occurrence of future indebtedness will not negatively impact our operating results or financial condition.
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
•outages and interruptions in our systems, those of our partners or third-party service providers;
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
•economic recessions or uncertainty in financial markets, and the uncertainty regarding the impact of macroeconomic trends or conditions; and
•other factors beyond our control, such as terrorism, war, natural disasters and pandemics as well as the other items included in these risk factors.
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
Our ability to manage and grow our business will depend, to a significant extent, on our ability to attract, integrate, retain and recognize key personnel, namely our management team and experienced sales, marketing and program and technology development personnel. We may experience difficulty in managing transitions and assimilating newly-hired personnel, and if we fail to manage these transitions successfully, we could experience significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be negatively impacted. Competition for qualified management, sales, marketing and program and technology development personnel can be intense. Competitors have in the past and may in the future attempt to recruit our top management and employees. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation and the volatility in our stock price may from time to time negatively impact our ability to recruit or retain employees. Additionally, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us.
Acquisitions or investments, or the failure to consummate such transactions, could disrupt our business and negatively impact our financial condition.
We have in the past acquired, and we may acquire in the future, other businesses and technologies. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. Failure to complete an acquisition could negatively impact our business as we could be required to pay a termination fee under certain circumstances or be subject to litigation, and our stock price may also be negatively impacted as the failure to consummate such an acquisition may result in negative perception in the investment community.
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
If we are unable to successfully integrate an acquired business or technology or otherwise address these special risks and challenges or other problems encountered in connection with an acquisition, we might not realize the anticipated benefits of that acquisition, we might incur unanticipated liabilities, or we might otherwise experience negative impacts to our business generally. Furthermore, acquisitions and investments are often speculative in nature and the actual benefits we derive from them could be lower or take longer to materialize than we expect. In addition, to the extent we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, or goodwill impairment charges, any of which could negatively impact our financial condition and negatively impact our stockholders.
An impairment charge of goodwill or other intangible assets could have a negative impact on our financial condition and results of operations.
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $397.9 million as of December 31, 2024. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. We have in the past and may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis and might experience adverse regulatory consequences or violate NYSE listing standards, which could negatively impact our ability to operate our business and could result in regulatory action, and could require us to restate our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.
Our business could be negatively impacted by actions of stockholders.
The actions of stockholders could negatively impact our business. Specifically, certain actions of certain types of stockholders, including without limitation public proposals, requests to pursue a strategic combination or other transaction or special demands or requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees and increase the volatility of our stock. In addition, perceived uncertainties as to our future direction in relation to the actions of our stockholders may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as customers, service providers and partners. Actions by our stockholders may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. Although our cybersecurity risk management program, as described above, is designed to help prevent, detect, respond to, remediate, and mitigate the impact of cybersecurity incidents, there is no guarantee that a future cybersecurity incident would not materially adversely affect the Company's business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see the headings "Our business is dependent on the efficient and uninterrupted operation of computer network systems and data centers, including third party systems" and "A cyber-attack, incident or security breach could expose us to liability and protracted and costly litigation, regulatory penalties, and could negatively impact our reputation and operating revenues" included as part of our risk factor disclosures in "Part I, Item 1A, Risk Factors," of this Annual Report on Form 10-K.
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
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Security Officer and Chief Technology Officer. Such individuals have collectively over 25 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and adhering to relevant compliance requirements as well as several relevant degrees and certifications, including undergraduate degrees in information systems and computer engineering, Certified Information Systems Security Professional, Global Information Assurance Certification, and Internal Security Assessor.
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
Holders of Record
As of January 31, 2025, we had 41 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2022, our Board of Directors provided authorization to increase our stock repurchase limit to $100 million for any future repurchases. As of December 31, 2024, the remaining amount available under the current authorization totaled $4.5 million with no expiration date. No shares of our Class A common stock were repurchased during the fourth quarter of 2024.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index, and the S&P Composite 1500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2019 and ending on the close of trading on the NYSE on December 31, 2024. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.

Total Return to Stockholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/19	2020	2021	2022	2023	2024
Green Dot Corporation	$100	$239	$156	$68	$42	$46
Russell 2000	$100	$120	$138	$110	$128	$143
S&P Smallcap 600	$100	$111	$141	$118	$137	$149
S&P Composite 1500 Financials	$100	$98	$132	$119	$132	$172

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
Overview
Green Dot Corporation is a financial technology platform and registered bank holding company ("BHC") that builds banking and payment solutions to create value, retain and reward customers, and accelerate growth for businesses of all sizes. For more than two decades, we have delivered financial tools and services that address the most pressing financial needs of consumers and businesses, and that transform the way people and businesses manage and move money. Through Green Dot Bank, our wholly-owned subsidiary, we deliver a broad spectrum of financial products to consumers and businesses through our portfolio of brands, including debit, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refunds, cash deposits and disbursements.
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to "Part I, Item 1. Business" for more detailed information about our operations and Note 24—Segment Information to the Consolidated Financial Statements.
Consolidated Financial Results and Trends
Our consolidated results of operations for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Total operating revenues	$1,723,876	$1,501,328	$222,548	14.8%
Total operating expenses	1,725,544	1,478,658	246,886	16.7%
Net (loss) income	(26,702)	6,722	(33,424)	(497.2)%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.

Total operating revenues
Our total operating revenues for the year ended December 31, 2024 increased $222.5 million, or 15% over the prior year comparable period, driven primarily by higher revenues in our B2B Services segment and to a lesser extent in our Money Movement Services segment, partially offset by lower revenues earned in our Consumer Services segment.
Our consolidated total operating revenues increased year-over-year due to the continued growth of certain BaaS partner programs, which generated an increase in our total gross dollar volume of 33% for the year ended December 31, 2024. However, as discussed below, our total operating revenues were negatively impacted by unfavorable trends and factors in our deposit account programs that reduced the average number of consolidated active accounts, purchase volume and number of cash transfers for the year ended December 31, 2024 by 5%, 10% and 5%, respectively, from the prior year comparable period.
In our Consumer Services segment, revenues decreased during the year ended December 31, 2024 by 19% from the prior year comparable period. Gross dollar volume and purchase volume declined for the year ended December 31, 2024 by 16% and 19%, respectively, and the average number of active accounts and direct deposit accounts for the fiscal year declined by 18% and 19%, respectively. We believe these decreases in our Consumer Services segment are attributable to several factors, including our decision to wind-down many of our legacy accountholder programs in support of GO2bank, macro-economic factors affecting consumer behavior and other competitive trends that have impacted acquisition at retail locations, and the non-renewal of one of our retail partner programs in a prior period. These factors had a corresponding impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, new card fees, ATM fees and interchange fees. Revenues within this segment were also adversely impacted by a decrease in breakage revenue on our gift card portfolios for the comparable period.
In our B2B Services segment, revenues increased by 40% during the year ended December 31, 2024 over the prior year comparable period. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the year ended December 31, 2024 by 45%, and to a lesser extent, growth in purchase volume, which also increased year-over-year by 9%. The average number of active accounts for the year ended December 31, 2024 increased by 15% over the prior year comparable period. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners, partially offset by the non-renewals of certain other BaaS partners in prior periods.
In our Money Movement Services segment, revenues increased for the year ended December 31, 2024 by 4% from the prior year comparable period. The increase in revenues was driven primarily by an increase in our tax processing revenues, partially offset by a decrease in cash transfer revenues. Although the number of tax refunds processed decreased by 2% during the year ended December 31, 2024, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. These increases were partially offset by a 5% decline in the number of cash transfers processed during the year ended December 31, 2024 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment as discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs. We continued to experience an increase in the number of cash transfers processed for third-party programs, which has grown steadily on a year-over-year basis, and represented the majority of our total cash transfers as of December 31, 2024.
Revenues within our Corporate and Other segment were driven primarily by net interest income earned by Green Dot Bank, which increased by 67% for the year ended December 31, 2024 from the prior year comparable period. The increase in net interest income was the result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).

Total operating expenses
Our total operating expenses for the year ended December 31, 2024 increased $246.9 million, or 17%, over the prior year comparable period. The increase in our total operating expenses was driven primarily by an increase in processing expenses within our B2B Services segment, and to a lesser extent, a net increase in compensation and benefits expenses and other general and administrative expenses, partially offset by a decrease in sales and marketing expenses, each as discussed in more detail below.
The increase in our processing expenses for the year ended December 31, 2024 was driven primarily by the growth in gross dollar volume associated with certain BaaS account programs within our B2B Services segment discussed above, partially offset by reductions in processor costs realized from the migration to our in-licensed card management system. Our total operating expenses also increased due to an increase in compensation and benefits expenses, driven primarily by an increase in third-party call center support costs associated with the growth of the BaaS account programs, as discussed above, and higher accrued bonus compensation expense, partially offset by lower salary and wages driven by the reduction in employee workforce we initiated in February 2024 (the "Headcount Reduction") and lower employee stock-based compensation expense, primarily due to fluctuations in the expected achievement of certain performance-based equity awards. Other general and administrative expenses increased during the year ended December 31, 2024 due to a civil money penalty paid, as discussed further below, higher professional services fees related to our anti-money laundering program ("AML") programs, including improvements to our compliance controls, policies and procedures, and the settlement payment and impairment charges related to internal-use software and other related assets associated with the termination of our partnership agreement to develop a new core banking system. These increases in other general and administrative expenses were partially offset by a decrease in overall transaction losses attributable to a decrease in the amount of customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, as well as lower losses from purchase overdraft transactions.
These increases in total operating expenses were partially offset by lower sales and marketing expenses, principally due to decreases in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements, and to a lesser extent, reduced marketing spend within our Consumer Services segment.
On July 19, 2024, we and our subsidiary bank entered into a consent order (the "Consent Order") with the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with anti-money laundering regulations. Included in the Consent Order was a civil money penalty related to these issues in the amount of $44 million which was subsequently paid in July 2024. We previously accrued an estimated liability of $20 million related to the Consent Order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024. For further discussion, see the headings "As a bank holding company, we are subject to extensive and potentially changing regulation and are required to serve as a source of strength for Green Dot Bank" and “Litigation or investigations could result in significant settlements, sanctions, fines or penalties” included as part of our risk factor disclosures in Part I, Item 1A, "Risk Factors."
Income taxes
Our income tax expense for the year ended December 31, 2024 decreased $3.7 million, or 47%, from the prior year comparable period. The decrease in our income tax expense was due primarily to a decrease in our pre-taxable income. Our effective tax rate for the years ended December 31, 2024 and 2023 was (18.5)% and 54.1%, respectively. The decrease in our effective tax rate was primarily attributable to a decrease in state income taxes expense, net of federal benefits, the impact of general business credits, and a reduction in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation. These decreases were partially offset by incremental taxes and penalties ("surrender penalties") we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies, an increase in the valuation allowance on a portion of our unrealized loss on equity securities, an increase in tax expense associated with shortfalls from stock-based compensation, and an increase in tax expense due to nondeductible expenses and penalties. The increase in nondeductible expenses and penalties for the year ended December 31, 2024 is primarily related to the tax effect associated with the civil money penalty for the Consent Order.
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
Outlook and Other Trends Affecting Our Business
While we are still experiencing a difficult macro-economic environment, competitive headwinds and other factors that have contributed to declining trends in our consolidated operating results in recent periods, we expect our results of operations will stabilize on a year-over-year basis in 2025 based on our anticipated initiatives and cost reduction measures we have implemented.
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
Despite the meaningful reductions to our cost structure we have achieved across our organization through our various initiatives, we are incurring increased expenses in other areas, as we have incurred additional expenses in connection with our continued investments in our AML program, including improvements to our compliance controls, policies and procedures. We believe these investments will ultimately help us to continue to remediate matters identified in the Consent Order and mitigate and reduce our fraud losses over the long term.
In September 2024, the Federal Reserve decreased interest rates by 50 basis points, the first rate cut in over four years, and further reduced interest rates by an additional 50 basis points during the fourth quarter of 2024. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve.
Further, the duration and magnitude of the continuing effects of macro-economic factors remain uncertain and dependent on various factors outside of our control. See Part I, Item 1A, "Risk Factors," for an additional discussion of risks related to macro-economic factors.

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our revenues:

	Year Ended December 31,				Year Ended December 31,
	2024	2023	Change	%	2023	2022	Change	%
	(In millions, except percentages)
Gross dollar volume	$131,640	$99,204	$32,436	32.7%	$99,204	$73,484	$25,720	35.0%
Number of active accounts*	3.67	3.57	0.10	2.8%	3.57	4.15	(0.58)	(14.0)%
Purchase volume	$20,325	$22,514	$(2,189)	(9.7)%	$22,514	$26,687	$(4,173)	(15.6)%
Number of cash transfers	32.28	33.86	(1.58)	(4.7)%	33.86	36.06	(2.2)	(6.1)%
Number of tax refunds processed	13.82	14.14	(0.32)	(2.3)%	14.14	14.57	(0.43)	(3.0)%
* Represents the number of active accounts as of December 31, 2024, 2023, and 2022 respectively.
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
Other Expense, net
Other expense, net includes income and expenses we generally do not consider normal operating activities, such as earnings, losses or impairment attributable to equity method investments, realized gains or losses on investment securities, income earned on bank-owned life insurance policies, and changes in valuation allowances on loans held for sale, amongst other similar items that may arise from time to time.
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Our effective income tax rate may differ from the 21% U.S. federal statutory rate due to a number of factors, including state income taxes, general business credits, non-deductible expenses and penalties, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, audit developments, and legislative changes. See Note 14—Income Taxes to the Consolidated Financial Statements included herein for a discussion of the significant tax differences that impacted our effective tax rate.

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
We charge new card fees, if applicable, when a consumer purchases a prepaid card, gift card, or a demand deposit account product through our Retail channel. Our new card fee provides our accountholders a material right and accordingly we defer and recognize new card fee revenues on a straight-line basis over the period commensurate with our performance obligation to our customers. We consider the performance obligation period to be the average card lifetime, which is currently less than one year for our deposit account programs acquired through our Retail channel. The average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance. We reassess average card lifetime quarterly for prepaid cards and checking accounts and annually for gift cards. Average card lifetimes may vary in the future as accountholder behavior changes relative to historical experience because customers are influenced by changes in the pricing of our services, the availability of substitute products, and other factors.
We also defer commissions paid to retail distributors related to new card sales as costs to obtain contracts and expense ratably over the average card lifetime commensurate with our deposit account programs acquired through our Retail channel.
Transaction prices related to our account services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cash-back rewards and fee assessments that may overdraw an account. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that an accountholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
The amount of cash-back rewards on our programs varies based on multiple factors, including the terms and conditions for accountholder eligibility, the redemption amount based on accountholder activity, and the accountholder redemption rates. Our estimated cash-back rewards are recorded as a reduction to card revenues and other fees on our consolidated statements of operations and as a component of other accrued liabilities on our consolidated balance sheets. Cash rewards have decreased by approximately 15% for the year ended December 31, 2024 compared to the prior year period, as our cash-back programs have declined, principally from our shift from our legacy products to our GO2bank product which does not have a cash rewards feature. Increases or decreases in our estimate of cash-back rewards is dependent upon accountholder behavioral changes and we periodically evaluate our estimation process and assumptions based on developments in redemption patterns, dollars redeemed and other accountholder behavioral trends. A relatively small change in any of our assumptions could result in a sizable increase or decrease in the amount of cash-back rewards we accrue. For example, on our Green Dot Unlimited product, a combination of a 1% increase in accountholder eligibility and a $1 increase in the average redemption amount would translate to additional cash rewards of approximately $0.5 million. Differences between actual results and our estimates are adjusted in the period that each accountholder's annual rewards cycle is completed.
Reserve for Uncollectible Overdrawn Accounts
For accountholders who are not enrolled or do not meet the eligibility requirements of our overdraft protection program, we generally decline authorization attempts for amounts that exceed the available balance in an accountholder’s account, however, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can still result in overdrawn accounts. These overdrawn account balances are deemed to be receivables due from accountholders, and are included as a component of accounts receivable, net, on our consolidated balance sheets.
We generally recover overdrawn account balances from those accountholders that perform a reload transaction and, in some cases, through enforcement of payment network rules, which allow us to recover the amounts from the merchant where the purchase transaction was conducted. However, we are exposed to losses from any unrecovered overdrawn account balances. The probability of recovering these amounts is primarily related to the number of days that have elapsed since an account had transaction activity, such as a purchase, ATM transaction or fee assessment. We generally recover approximately 50-60% of overdrawn account balances in accounts that have had transaction activity in the last 30 days and less than 10% when more than 30 days have elapsed. As such, we establish a reserve for uncollectible overdrawn accounts.
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
Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends. We test for impairment of goodwill by first assessing various qualitative factors with respect to developments in our business and the overall economy to determine if it is more likely than not our goodwill is impaired. In the event it is more likely than not the carrying value of our reporting units is greater than its fair value, we calculate the estimated fair value of the reporting unit and record an impairment charge for the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. When applying the quantitative assessment, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit requires management judgment and the use of significant estimates and assumptions, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes, risk-adjusted discount rates and future economic and market conditions. We completed our annual goodwill impairment test as of November 30, 2024 and concluded there was no impairment in any of our reporting units.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. No impairment charges were recognized related to our intangible assets for the years ended December 31, 2024 and 2023. See Note 9—Goodwill and Intangible Assets to the Consolidated Financial Statements included herein for more information.

Results of Operations
Pursuant to instruction 1 of the instructions to paragraph 303(b) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2023 to fiscal year ended December 31, 2022 has been omitted. Such omitted discussion can be found under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
Comparison of Consolidated Results for the Years Ended December 31, 2024 and 2023
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Year Ended December 31,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$1,231,458	71.4%	$1,007,565	67.1%
Cash processing revenues	231,753	13.4	225,416	15.0
Interchange revenues	198,300	11.6	231,003	15.4
Interest income, net	62,365	3.6	37,344	2.5
Total operating revenues	$1,723,876	100.0%	$1,501,328	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $1.2 billion for the year ended December 31, 2024, an increase of $223.9 million, or 22%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in accountholder fees, such as monthly maintenance fees, ATM fees, and new card fees, and lower breakage revenue on our gift card portfolios.
Cash Processing Revenues — Cash processing revenues totaled $231.8 million for the year ended December 31, 2024, an increase of $6.4 million, or 3%, from the comparable prior year period. Although the number of tax refunds processed decreased by 2% during the year ended December 31, 2024, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. These increases were partially offset by a 5% decline in the number of cash transfers processed during the year ended December 31, 2024 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment.
Interchange Revenues — Interchange revenues totaled $198.3 million for the year ended December 31, 2024, a decrease of $32.7 million, or 14%, from the comparable prior year period. The decrease was primarily due to a 10% decrease in purchase volume during the year ended December 31, 2024, as well as a lower effective interchange rate for the comparable periods. Our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates. In addition, our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $62.4 million for the year ended December 31, 2024, an increase of $25.1 million, or 67%, from the comparable prior year period. The increase in net interest income was primarily the result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Year Ended December 31,
	2024		2023
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$217,210	12.6%	$245,325	16.3%
Compensation and benefits expenses	251,044	14.6	238,528	15.9
Processing expenses	887,249	51.5	639,228	42.6
Other general and administrative expenses	370,041	21.5	355,577	23.7
Total operating expenses	$1,725,544	100.2%	$1,478,658	98.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $217.2 million for the year ended December 31, 2024, a decrease of $28.1 million, or 11%, compared to the year ended December 31, 2023. This decrease was primarily driven by a decrease in sales commissions due to lower revenues generated from certain products that are subject to tiered revenue-sharing agreements, and to a lesser extent, reduced marketing spend within our Consumer Services segment.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $251.0 million for the year ended December 31, 2024, an increase of $12.5 million, or 5%, compared to the year ended December 31, 2023. The increase was driven primarily by an increase in third-party call center support costs associated with the growth of certain BaaS programs within our B2B Services segment and higher accrued bonus compensation expense, partially offset by lower salary and wages driven by the Headcount Reduction and lower employee stock-based compensation expense, primarily due to fluctuations in the expected achievement of certain performance-based equity awards.
Processing Expenses — Processing expenses totaled $887.2 million for the year ended December 31, 2024, an increase of $248.0 million, or 39%, compared to the year ended December 31, 2023. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment, partially offset by reductions in processor costs realized from the migration to our in-licensed card management system.
Other General and Administrative Expenses — Other general and administrative expenses totaled $370.0 million for the year ended December 31, 2024, an increase of $14.4 million, or 4%, from the comparable prior year period. The increase in other general and administrative expenses during the year ended December 31, 2024 was due to a civil money penalty paid under the Consent Order, higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures and the settlement payment and impairment charges related to internal-use software and other related assets associated with the termination of our partnership agreement to develop a new core banking system. These increases in other general and administrative expenses were partially offset by a decrease in overall transaction losses attributable to a decrease in the amount of customer dispute volume across our portfolios and reductions in our dispute loss rates, as well as lower losses from purchase overdraft transactions.
Other Expense, net
Other expense, net totaled $15.4 million for the year ended December 31, 2024, an increase of $10.4 million, or 207%, from the prior year comparable period. The net increase in other expenses was driven primarily from an increase in equity method losses in TailFin Labs, LLC ("TailFin") of $8.1 million, which was comprised of a $10.1 million increase in compensation and related professional services to support project initiatives undertaken during the current year period, partially offset by interest income earned.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.1	2.0
Foreign tax rate differential	1.0	(1.5)
General business credits	10.2	(25.0)
Stock-based compensation	(31.4)	28.8
Bank owned life insurance income	2.6	(4.2)
Bank owned life insurance surrender	(10.0)	—
Nondeductible penalties	(22.4)	29.1
Global intangible low-tax income tax	(1.4)	2.0
IRC 162(m) limitation	12.7	0.4
Change in valuation allowance	(1.9)	—
Other	(1.0)	1.5
Effective tax rate	(18.5)%	54.1%
Our income tax expense totaled $4.2 million for the year ended December 31, 2024, representing a decrease of $3.7 million from the comparable prior year period. The decrease in income tax expense was primarily driven by the decrease in our taxable income and a lower effective tax rate.
The net decrease in the effective tax rate for the year ended December 31, 2024 from the prior year comparable period was primarily due to a decrease of $2.9 million in the amount of compensation expense subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease of $0.8 million in state income tax expense, net of federal benefits, and the impact of general business credits. These decreases were partially offset by an increase of $2.9 million in the expense related to tax shortfalls from stock-based compensation, an increase of $0.8 million in the expense related to nondeductible penalties, an increase of $0.4 million in the valuation allowance on a portion of our unrealized loss on equity securities, and the surrender of our existing bank owned life insurance policies which resulted in a tax charge of $1.5 million and surrender penalties of $0.7 million. The increases in nondeductible penalties for the years ended December 31, 2024 and 2023 are primarily related to the tax effect associated with the civil money penalty under the Consent Order.
Our effective tax rate for the year ended December 31, 2024 is lower than our statutory federal income tax rate primarily due to a reduction in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation, cash value growth in bank owned life insurance policies, and higher tax benefits from general business credits partially offset by the expense associated with tax shortfalls from stock-based compensation, the expense related to nondeductible penalties, an increase in the valuation allowance on a portion of our unrealized loss on equity securities, and the expense from the surrender of our existing bank owned life insurance policies. Our negative effective tax rate for the year ended December 31, 2024 was the result of our loss before income taxes of $22.5 million and the tax effect of the civil money penalty under the Consent Order.
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

Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$402,462	$498,617	$(96,155)	(19.3)%
Segment expenses	240,562	321,427	(80,865)	(25.2)%
Segment profit	$161,900	$177,190	$(15,290)	(8.6)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$16,557	$19,708	$(3,151)	(16.0)%
Number of active accounts*	1.88	2.05	(0.17)	(8.3)%
Direct deposit active accounts*	0.43	0.49	(0.06)	(12.2)%
Purchase volume	$12,361	$15,193	$(2,832)	(18.6)%
* Represents number of active and direct deposit active accounts as of December 31, 2024 and 2023, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2024				2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	4,060	3,983	4,014	4,500	4,290	4,619	5,122	5,677
Number of active accounts*	1.88	1.78	1.76	1.93	2.05	2.16	2.35	2.41
Direct deposit active accounts*	0.43	0.44	0.45	0.46	0.49	0.52	0.59	0.60
Purchase volume	3,082	2,904	3,036	3,339	3,312	3,553	3,984	4,344
* Represents number of active and direct deposit active accounts as of each period end.
Segment revenues within Consumer Services for the year ended December 31, 2024 decreased $96.2 million, or 19%, compared to the prior year comparable period, while our segment expenses for the year ended December 31, 2024 decreased $80.9 million, or 25%.
Our gross dollar volume, purchase volume, the average number of active accounts and the average number of direct deposit active accounts across the year decreased during the year ended December 31, 2024 by 16%, 19%, 18% and 19%, respectively, from the comparable prior year period, primarily from each of the several factors discussed above in "Overview." These factors include macro-economic factors affecting consumer behavior and other competitive trends that have impacted acquisition at retail locations, our decision to wind-down many of our legacy accountholder programs in support of GO2bank, as well as the non-renewal of one of our retail partner programs in a prior period. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, new card fee revenues, ATM fee revenues and interchange revenues decreased year-over-year. In addition, our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates, as well as a decrease in breakage revenue on our gift card portfolios for each of the comparable periods.
Segment expenses for the year ended December 31, 2024 decreased year-over-year due to several factors, including a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements, a decrease in marketing spend on GO2bank, lower processing expenses from our processor migration, and a decrease in transactions losses attributable to a decrease in the amount of customer dispute volume across our portfolios in this segment and favorable reductions in our dispute loss rates. Despite the year-over-year decline in segment expenses, our segment profit for the year ended December 31, 2024 decreased by approximately 9% from the prior year comparable period.

B2B Services
The results of operations and key metrics of our B2B Services segment for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$1,081,804	$772,991	$308,813	40.0%
Segment expenses	989,430	695,688	293,742	42.2%
Segment profit	$92,374	$77,303	$15,071	19.5%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$115,083	$79,496	$35,587	44.8%
Number of active accounts*	1.79	1.52	0.27	17.8%
Purchase volume	$7,964	$7,321	$643	8.8%
* Represents number of active accounts as of December 31, 2024 and 2023, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2024				2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	31,222	29,490	28,116	26,255	22,065	20,217	19,602	17,612
Number of active accounts*	1.79	1.68	1.65	1.58	1.52	1.51	1.36	1.43
Purchase volume	2,070	1,983	1,976	1,935	1,961	1,809	1,750	1,801
* Represents number of active accounts as of each period end.
Segment revenues within our B2B Services for the year ended December 31, 2024 increased $308.8 million, or 40%, compared to the prior year period, while our segment expenses for the year ended December 31, 2024 increased $293.7 million, or 42%.
Our gross dollar volume, purchase volume, and the average number of active accounts during the year ended December 31, 2024 increased by 45%, 9%, and 15%, respectively, from the prior year comparable period. We have continued to experience organic growth from both new and existing users in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners. This increase was partially offset by the non-renewals of certain other BaaS partners in prior periods.
Segment expenses increased for the year ended December 31, 2024 from the comparable prior year period, principally due to higher processing expenses with the growth of certain BaaS account programs, as well as higher third-party call center support costs as a result of an increase in gross dollar volume and the number of active accounts. As a result of these factors, our segment profit for the year ended December 31, 2024 increased by approximately 19% from the prior year comparable period. This segment also experienced margin compression because certain BaaS partnerships were structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.

Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$217,657	$209,674	$7,983	3.8%
Segment expenses	95,075	96,498	(1,423)	(1.5)%
Segment profit	$122,582	$113,176	$9,406	8.3%

Key Metrics	(In millions, except percentages)
Number of cash transfers	32.28	33.86	(1.58)	(4.7)%
Number of tax refunds processed	13.82	14.14	(0.32)	(2.3)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2024				2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	8.14	8.22	8.15	7.77	8.19	8.31	8.66	8.70
Number of tax refunds processed	0.15	0.19	4.20	9.28	0.16	0.20	3.87	9.91
Segment revenues within our Money Movement services for the year ended December 31, 2024 increased $8.0 million, or 4%, from the comparable prior year period, and segment expenses for the year ended December 31, 2024 decreased $1.4 million, or 1%.
The increase in segment revenues for the year ended December 31, 2024 was driven primarily by an increase in our tax processing revenues, partially offset by a decrease in cash transfer revenues. Although the number of tax refunds processed decreased by 2% during the year ended December 31, 2024, our tax processing revenues increased due to a favorable mix-shift in the distribution channel in which the tax refund was processed and from the expansion of our taxpayer advance programs. These increases were partially offset by a 5% decline in the number of cash transfers processed during the year ended December 31, 2024 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment, as discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs.
Segment expenses decreased for the year ended December 31, 2024 by 1% from the comparable prior year period primarily from decreases in sales commissions from lower cash transfer revenues, partially offset by third-party costs and related expenses due to growth across our tax processing services. As a result of these factors, our segment profit increased by approximately 8% year-over-year.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$5,792	$2,513	$3,279	130.5%
Unallocated corporate expenses and inter-segment eliminations	217,262	199,308	17,954	9.0%
	$(211,470)	$(196,795)	$(14,675)	7.5%

Revenues within Corporate and Other are comprised of net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue) and eliminations of inter-segment revenues. Unallocated corporate expenses include eliminations of inter-segment expenses and our fixed expenses such as salaries, wages and related benefits for our employees and certain third-party contractors, professional services fees, software licenses, telephone and communication costs, rent, utilities and insurance. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 24—Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Revenues within our Corporate and Other segment were driven primarily by an increase in net interest income, which increased by 67% for the year ended December 31, 2024 from the prior year comparable period. Net interest income increased as a result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve, partially offset by the portion of interest shared with certain BaaS partners (a reduction of revenue).
Unallocated corporate expenses for the year ended December 31, 2024 increased by approximately 9% over the prior year comparable period. The increase was driven primarily from higher professional services fees related to our AML program, including improvements to our compliance controls, policies and procedures, and higher accrued bonus compensation, partially offset by lower salary and wages from the Headcount Reduction.

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
As of December 31, 2024 and 2023, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. To be categorized as "well-capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2024 which management believes would have changed our category as "well-capitalized."
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

The actual amounts and ratios, and required "well-capitalized" minimum capital amounts and ratios at December 31, 2024 and 2023, were as follows:

	December 31, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$760,571	15.0%	4.0%	n/a
Common equity Tier 1 capital	$760,571	42.6%	4.5%	n/a
Tier 1 capital	$760,571	42.6%	6.0%	6.0%
Total risk-based capital	$782,207	43.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$362,697	7.3%	4.0%	5.0%
Common equity Tier 1 capital	$362,697	28.2%	4.5%	6.5%
Tier 1 capital	$362,697	28.2%	6.0%	8.0%
Total risk-based capital	$370,207	28.8%	8.0%	10.0%

	December 31, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$730,459	17.9%	4.0%	n/a
Common equity Tier 1 capital	$730,459	38.0%	4.5%	n/a
Tier 1 capital	$730,459	38.0%	6.0%	6.0%
Total risk-based capital	$749,623	39.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$404,559	9.8%	4.0%	5.0%
Common equity Tier 1 capital	$404,559	27.8%	4.5%	6.5%
Tier 1 capital	$404,559	27.8%	6.0%	8.0%
Total risk-based capital	$412,966	28.4%	8.0%	10.0%
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Total cash provided by (used in)
Operating activities	$81,383	$97,519
Investing activities	81,402	33,157
Financing activities	743,148	(264,019)
Increase (decrease) in unrestricted cash, cash equivalents and restricted cash	$905,933	$(133,343)
During the years ended December 31, 2024 and 2023, we financed our operations primarily through our cash flows provided by operating activities and customer funds held on deposit, and, from time to time, our short-term working capital activities through our borrowings under our credit facility. As of December 31, 2024, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.6 billion. We also consider our $2.0 billion of investment securities available-for-sale to be highly-liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations, borrowing capacity under our revolving line of credit, and net proceeds from the issuance and sale of our senior unsecured notes will be sufficient to meet our working capital, capital expenditures, and any other capital needs for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of material trends on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $81.4 million of net cash provided by operating activities during the year ended December 31, 2024 principally resulted from $26.7 million of net losses, adjusted for certain non-cash operating expenses of $170.3 million, and a decrease in net working capital assets and liabilities of $62.2 million, which includes the payment of $44 million for the civil money penalty included in the Consent Order.
Our $97.5 million of net cash provided by operating activities during the year ended December 31, 2023 principally resulted from $6.7 million of net income, adjusted for certain non-cash operating expenses of $158.9 million, and a decrease in net working capital assets and liabilities of $68.1 million.
Cash Flows from Investing Activities
Our $81.4 million of net cash provided by investing activities during the year ended December 31, 2024 primarily reflects net proceeds from sales and maturities of our available-for-sale investment securities of $221.1 million, partially offset by payments for property, equipment and internal-use software of $74.3 million, net changes in loans of $27.9 million, and capital contributions related to our investment in TailFin of $35.0 million. Our final payment under our commitment with TailFin was made in January 2024.
The year-over-year increase in our net cash provided by investment activities during the year ended December 31, 2024 is principally associated with maturities of our investment securities and our decision not to reinvest the proceeds into new investment securities.
Our $33.2 million of net cash provided by investing activities during the year ended December 31, 2023 primarily reflects net proceeds from sales and maturities of our available-for-sale investment securities of $176.9 million, partially offset by payments for property, equipment and internal-use software of $75.9 million, net changes in loans of $29.0 million, and capital contributions related to our investment in TailFin of $35.0 million.
Cash Flows from Financing Activities
Our $743.1 million of net cash provided by financing activities for the year ended December 31, 2024 was principally the result of a net increase in customer deposits of $718.0 million and a net increase in obligations to customers of $35.6 million. Refer to additional discussion below for our borrowings and repayments of debt.
Our $264.0 million of net cash used in financing activities for the year ended December 31, 2023 was principally the result of a net decrease in customer deposits of $159.4 million, and a net decrease in obligations to customers of $132.2 million, partially offset by net borrowings on our revolving credit facility of $26.0 million.
Other Sources of Liquidity
Senior Unsecured Notes
In September and October 2024, we issued and sold senior unsecured notes (the "Notes") in an aggregate principal amount of $50 million. The Notes have a five-year term, maturing September 15, 2029. The principal amounts bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes. In February 2025, we issued and sold additional Notes in an aggregate principal amount of $15 million.
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement (the "2025 Revolving Facility") with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The 2025 Revolving Facility matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance.

2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit facility provided for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), which matured in October 2024. The proceeds of any borrowings under the 2019 Revolving Facility were used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the credit agreement. As of September 30, 2024, the then-outstanding balance on the 2019 Revolving Facility was repaid in full, and the 2019 Revolving Facility terminated at its maturity date.
Material Cash Requirements
While the overall macro-economic environment, the effect of high inflation and interest rates, and other factors described in "Outlook and Other Trends Affecting Our Business" above have created economic uncertainty and impacted how we manage our liquidity and capital resources, we anticipate that we will continue to develop and invest in property, equipment and internal-use software as necessary in the normal course of our business. The amount and timing of these payments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, including GO2bank, new features for our existing products and IT infrastructure in order to scale and operate effectively to meet our strategic objectives. We expect our capital expenditures in 2025 to be lower compared to our capital expenditures in 2024, but at similar levels compared to our annual investments in recent years. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
Contractual Obligations
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin, with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. We hold a 20% ownership interest in the entity, in exchange for annual capital contributions of $35.0 million per year from January 2020 through January 2024. Our final payment under this commitment was paid in January 2024. See Note 7—Equity Method Investment to the Consolidated Financial Statements included herein for additional information.
Our remaining leases have terms of less than 1 year to approximately 8 years, subject to renewal options of varying terms, and as of December 31, 2024, we had a total lease liability of $11.1 million. See Note 20—Leases to the Consolidated Financial Statements included herein for additional information regarding our lease liabilities as of December 31, 2024.
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
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024			2023			2022
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$37,193	$3,637	9.8%	$23,801	$2,315	9.7%	$19,608	$2,273	11.6%
Taxable investment securities	2,483,386	46,593	1.9	2,671,049	49,920	1.9	2,581,235	40,349	1.6
Non-taxable investment securities	29,229	806	2.8	29,491	814	2.8	27,852	727	2.6
Federal reserve stock	5,337	353	6.6	7,794	345	4.4	7,693	324	4.2
Fee advances	15,954	2,991	18.7	13,068	3,276	25.1	9,672	2,061	21.3
Cash	1,243,275	69,283	5.6	548,044	29,981	5.5	965,070	13,085	1.4
Total interest-bearing assets	3,814,374	123,663	3.2%	3,293,247	86,651	2.6%	3,611,130	58,819	1.6%
Non-interest bearing assets	459,564			311,643			258,260
Total assets	$4,273,938			$3,604,890			$3,869,390

Liabilities
Interest-bearing liabilities
Checking accounts	$66,106	$4,387	6.6%	$1,461	$7	0.5%	$2,204	$38	1.7%
Savings deposits	21,726	12	0.1	23,945	15	0.1	16,004	128	0.8
Time deposits, denominations greater than or equal to $250	1,640	54	3.3	1,320	26	2.0	1,833	40	2.2
Time deposits, denominations less than $250	4,258	110	2.6	3,599	56	1.6	3,313	31	0.9
Total interest-bearing liabilities	93,730	4,563	4.9%	30,325	104	0.3%	23,354	237	1.0%
Non-interest bearing liabilities	4,062,691			3,495,342			3,683,481
Total liabilities	4,156,421			3,525,667			3,706,835
Total stockholders' equity	117,517			79,223			162,555
Total liabilities and stockholders' equity	$4,273,938			$3,604,890			$3,869,390

Net interest income/yield on earning assets		$119,100	(1.7)%		$86,547	2.3%		$58,582	0.6%
___________
(1)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
The following table presents the amount of changes in interest income and interest expense due to changes in both average volume and average rate for the years ended:

	December 31, 2024			December 31, 2023
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Interest-earning assets
Loans	$1,322	$12	$1,310	$42	$(128)	$170
Taxable investment securities	(3,327)	195	(3,522)	9,571	8,126	1,445
Non-taxable investment securities	(8)	(1)	(7)	87	43	44
Federal reserve stock	8	22	(14)	21	17	4
Fee advances	(285)	(2,295)	2,010	1,215	406	809
Cash	39,302	570	38,732	16,896	19,701	(2,805)
Change in interest income	$37,012	$(1,497)	$38,509	$27,832	$28,165	$(333)

Interest-bearing liabilities
Checking accounts	$4,380	$68	$4,312	$(31)	$(16)	$(15)
Savings deposits	(3)	(2)	(1)	(113)	(245)	132
Time deposits, denominations greater than or equal to $250	28	21	7	(14)	(4)	(10)
Time deposits, denominations less than $250	54	42	12	25	22	3
Change in interest expense	4,459	129	4,330	(133)	(243)	110
Change in net interest income and expense	$32,553	$(1,626)	$34,179	$27,965	$28,408	$(443)
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

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
	(In thousands)
Residential	$14	$518	$6,342	$—	$6,874
Commercial	2,585	—	—	—	2,585
Installment	1,029	807	3,604	—	5,440
Consumer	25,536	—	—	—	25,536
Secured credit card	9,068	—	—	—	9,068
Total fixed-income securities	$38,232	$1,325	$9,946	$—	$49,503

Allocation of Reserve of Credit Losses
The following table shows the reserve for credit losses allocated to each loan category:

	December 31, 2024		December 31, 2023
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(In thousands, except percentages)
Residential	$83	0.5%	$67	0.6%
Commercial	38	0.2	31	0.3
Installment	59	0.3	66	0.6
Consumer	16,161	92.1	10,032	88.1
Secured credit card	1,201	6.9	1,187	10.4
Total	$17,542	100.0%	$11,383	100.0%
Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2024, 2023, and 2022:

	December 31, 2024		December 31, 2023		December 31, 2022
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$66,106	6.6%	$1,461	0.5%	$2,204	1.7%
Savings deposits	21,726	0.1	23,945	0.1	16,004	0.8
Time deposits, denominations greater than or equal to $250	1,640	3.3	1,320	2.0	1,833	2.2
Time deposits, denominations less than $250	4,258	2.6	3,599	1.6	3,313	0.9
Total interest-bearing deposit accounts	93,730	4.9%	30,325	0.3%	23,354	1.0%
Non-interest bearing deposit accounts	3,746,910		3,220,323		3,286,137
Total deposits	$3,840,640		$3,250,648		$3,309,491
Our aggregate deposits in denominations that met or exceeded FDIC limits were approximately $116 million, $228 million and $83 million as of December 31, 2024, 2023 and 2022, respectively. Our time deposits portfolio in excess of FDIC limits is not material at December 31, 2024.
Key Financial and Credit Ratios
The following tables show certain of Green Dot Bank’s key financial and credit ratios for the years ended December 31, 2024, 2023, and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
Net return on assets	1.3%	2.3%	3.3%
Net return on equity	48.7	104.2	79.2
Equity to assets ratio	2.7	2.2	4.2
Allowance for credit losses to total loans outstanding	35.4	27.2	29.8
Nonaccrual loans to total loans outstanding	5.1	6.1	7.3
Allowance for credit losses to nonaccrual loans	691.7	442.1	405.4

	December 31, 2024	December 31, 2023	December 31, 2022
Net charge-offs during the period to average loans outstanding:	(In thousands)
Consumer
Net charge-off during the period	$17,222	$20,111	$25,521
Average amount outstanding	9,718	10,036	16,337
Secured credit card
Net charge-off during the period	4,181	3,895	3,308
Average amount outstanding	13,302	12,398	10,924

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
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") decreased the federal funds target rate in September 2024 to a range of 4.75%-5.0%, the first rate cut in over four years, and further reduced interest rates by an additional 50 basis points during the fourth quarter of 2024. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve.
In September and October 2024, we issued and sold Notes in an aggregate principal amount of $50 million. The principal amounts of the Notes bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears and maturing in September 2029. In February 2025, we issued and sold additional Notes in an aggregate principal amount of $15 million. Refer to Note 11 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity, our borrowings are expected to be at then current market rates of interest and may expose us to interest rate risk. Although any short-term borrowings would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates.
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
We manage the credit and liquidity risks associated with our cash and cash equivalents, available-for-sale investment securities, loans and amounts due from issuing banks by maintaining an investment policy that restricts our correspondent banking relationships to approved, well-capitalized institutions and restricts investments to highly liquid, low credit risk assets. Our policy has limits related to liquidity ratios, the concentration that we may have with a single institution or issuer and effective maturity dates as well as restrictions on the type of assets that we may invest in. The management Asset Liability Committee is responsible for monitoring compliance with our Capital Asset Liability Management policy and related limits on an ongoing basis, and reports regularly to the risk committee of our Board of Directors.
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
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Green Dot Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Green Dot Corporation as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income and loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income and loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As shown in the consolidated statement of operations and discussed in Note 2 and Note 3 of the consolidated financial statements, the Company recorded card revenues and other fees of $1,231.5 million, interchange revenues of $198.3 million, and cash processing revenues of $231.8 million in operating revenues for the year ended December 31, 2024. Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, transaction-based fees and other card revenues, which include revenue associated with the Company’s overdraft protection fees, gift card program revenues and BaaS partner program management service fees. The Company records estimated cash back rewards as a reduction to card revenues and other fees. Cash processing revenues include cash transfer revenues, tax refund processing service revenues, disbursement revenues, and other tax processing service revenues. The Company’s revenue recognition differs between each of these discrete revenue streams. The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

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
Los Angeles, California
March 3, 2025

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,592,391	$682,263
Restricted cash	44	4,239
Investment securities available-for-sale, at fair value	24,152	33,859
Settlement assets	616,172	737,989
Accounts receivable, net	132,007	110,141
Prepaid expenses and other assets	63,424	69,419
Total current assets	2,428,190	1,637,910
Investment securities available-for-sale, at fair value	2,008,650	2,203,142
Loans to bank customers, net of allowance for credit losses of $17,542 and $11,383 as of December 31, 2024 and 2023, respectively	31,961	30,534
Prepaid expenses and other assets	242,707	221,656
Property, equipment, and internal-use software, net	188,363	179,376
Operating lease right-of-use assets	10,823	5,342
Deferred expenses	1,242	1,546
Net deferred tax assets	124,405	117,139
Goodwill and intangible assets	397,941	420,477
Total assets	$5,434,282	$4,817,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$103,765	$119,870
Deposits	4,010,520	3,293,603
Obligations to customers	236,616	314,278
Settlement obligations	48,482	57,001
Amounts due to card issuing banks for overdrawn accounts	84	225
Other accrued liabilities	87,675	91,239
Operating lease liabilities	2,416	3,369
Deferred revenue	6,279	6,343
Line of credit	—	61,000
Income tax payable	6,648	6,262
Total current liabilities	4,502,485	3,953,190
Other accrued liabilities	1,045	1,895
Operating lease liabilities	8,641	2,687
Notes payable	48,526	—
Total liabilities	4,560,697	3,957,772
Commitments and contingencies (Note 21)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2024 and 2023; 54,227 and 52,816 shares issued and outstanding as of December 31, 2024 and 2023, respectively	55	53
Additional paid-in capital	408,010	375,980
Retained earnings	743,602	770,304
Accumulated other comprehensive loss	(278,082)	(286,987)
Total stockholders’ equity	873,585	859,350
Total liabilities and stockholders’ equity	$5,434,282	$4,817,122
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$1,231,458	$1,007,565	$876,318
Cash processing revenues	231,753	225,416	235,445
Interchange revenues	198,300	231,003	295,646
Interest income, net	62,365	37,344	42,157
Total operating revenues	1,723,876	1,501,328	1,449,566
Operating expenses:
Sales and marketing expenses	217,210	245,325	297,900
Compensation and benefits expenses	251,044	238,528	243,939
Processing expenses	887,249	639,228	481,460
Other general and administrative expenses	370,041	355,577	331,892
Total operating expenses	1,725,544	1,478,658	1,355,191
Operating (loss) income	(1,668)	22,670	94,375
Interest expense, net	5,506	3,027	255
Other expense, net	(15,365)	(5,010)	(10,199)
(Loss) income before income taxes	(22,539)	14,633	83,921
Income tax expense	4,163	7,911	19,709
Net (loss) income	$(26,702)	$6,722	$64,212

Basic (loss) earnings per common share:	$(0.50)	$0.13	$1.20
Diluted (loss) earnings per common share:	$(0.50)	$0.13	$1.19
Basic weighted-average common shares issued and outstanding:	53,527	52,251	53,351
Diluted weighted-average common shares issued and outstanding:	53,527	52,510	53,871
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net (loss) income	$(26,702)	$6,722	$64,212
Other comprehensive income and loss
Unrealized holding income (loss), net of tax	8,905	35,741	(292,921)
Comprehensive (loss) income	$(17,797)	$42,463	$(228,709)
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2021	54,868	$55	$401,055	$699,370	$(29,807)	$1,070,673
Common stock issued under stock plans, net of withholdings and related tax effects	870	1	229	—	—	230
Stock-based compensation	—	—	34,812	—	—	34,812
Repurchases of Class A Common Stock	(4,064)	(4)	(95,521)	—	—	(95,525)
Net income	—	—	—	64,212	—	64,212
Other comprehensive loss	—	—	—	—	(292,921)	(292,921)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	1,142	1	1,661	—	—	1,662
Stock-based compensation	—	—	33,744	—	—	33,744
Net income	—	—	—	6,722	—	6,722
Other comprehensive income	—	—	—	—	35,741	35,741
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
Common stock issued under stock plans, net of withholdings and related tax effects	1,411	2	2,102	—	—	2,104
Stock-based compensation	—	—	29,928	—	—	29,928
Net loss	—	—	—	(26,702)	—	(26,702)
Other comprehensive income	—	—	—	—	8,905	8,905
Balance at December 31, 2024	54,227	$55	$408,010	$743,602	$(278,082)	$873,585
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating activities
Net (loss) income	$(26,702)	$6,722	$64,212
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	63,422	58,714	57,101
Amortization of intangible assets	21,277	24,257	23,509
Provision for uncollectible overdrawn accounts from purchase transactions	19,762	24,771	13,771
Provision for loan losses	27,562	26,311	32,352
Stock-based compensation	29,928	33,744	34,812
Losses in equity method investments	15,751	9,310	15,648
Amortization of discount on available-for-sale investment securities	(1,986)	(2,276)	(1,434)
Impairment of long-lived assets	4,944	—	4,264
Deferred income tax benefit	(10,356)	(11,867)	(6,674)
Other	(40)	(4,100)	(4,666)
Changes in operating assets and liabilities:
Accounts receivable, net	(41,628)	(60,475)	(7,807)
Prepaid expenses and other assets	182	3,354	5,417
Deferred expenses	304	13,001	2,308
Accounts payable and other accrued liabilities	(19,469)	690	41,098
Deferred revenue	(917)	(19,539)	(3,694)
Income tax receivable/payable	(22)	(5,613)	11,716
Other, net	(629)	515	(4,247)
Net cash provided by operating activities	81,383	97,519	277,686

Investing activities
Purchases of available-for-sale investment securities	(11,845)	—	(931,549)
Proceeds from maturities of available-for-sale securities	232,689	176,665	293,748
Proceeds from sales and calls of available-for-sale securities	273	186	3,488
Payments for property, equipment and internal-use software	(74,287)	(75,942)	(84,326)
Net changes in loans	(27,857)	(28,970)	(32,057)
Investment in TailFin Labs, LLC	(35,000)	(35,000)	(35,000)
Purchase of other investments, net	—	—	(31,934)
Other investing activities	(2,571)	(3,782)	(2,558)
Net cash provided by investing activities	81,402	33,157	(820,188)

Financing activities
Borrowings on notes payable	49,501	—	—
Borrowings on revolving line of credit	238,000	282,000	100,000
Repayments on revolving line of credit	(299,000)	(256,000)	(65,000)
Proceeds from exercise of options and ESPP purchases	4,996	5,565	6,177
Taxes paid related to net share settlement of equity awards	(2,892)	(3,903)	(5,947)
Net changes in deposits	717,982	(159,436)	157,140
Net changes in settlement assets and obligations to customers	35,636	(132,245)	(53,991)
Contingent consideration payments	—	—	(1,647)
Repurchase of Class A common stock	—	—	(95,525)
Deferred financing costs	(1,075)	—	—
Other financing activities	—	—	(4,500)
Net cash provided by (used in) financing activities	743,148	(264,019)	36,707

Net increase (decrease) in unrestricted cash, cash equivalents and restricted cash	905,933	(133,343)	(505,795)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	686,502	819,845	1,325,640
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,592,435	$686,502	$819,845

Cash paid for interest	$12,968	$5,923	$627
Cash paid for income taxes	$13,590	$24,351	$12,966

Reconciliation of unrestricted cash, cash equivalents and restricted cash
Unrestricted cash and cash equivalents	$1,592,391	$682,263	$813,945
Restricted cash	44	4,239	5,900
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,592,435	$686,502	$819,845
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology platform and registered bank holding company that builds banking and payment solutions to create value, retain and reward customers, and accelerate growth for businesses of all sizes. For more than two decades, we have delivered financial tools and services that address the most pressing financial needs of consumers and businesses, and that transform the way people and businesses manage and move money. Through Green Dot Bank, our wholly-owned subsidiary, we deliver a broad spectrum of financial products to consumers and businesses through our portfolio of brands, including debit, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refunds, cash deposits and disbursements.
We were incorporated in Delaware in 1999 and became a bank holding company under the Bank Holding Company Act and Green Dot Bank became a member bank of the Federal Reserve System in December 2011.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2024 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under "Part I, Item 1A. Risk Factors" in this report.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Settlement Assets, Obligations to Customers and Settlement Obligations
Settlement assets represent the amounts due from our retail distributors and other partners for customer funds collected at the point of sale that have not yet been received by our subsidiary bank, payroll deposits funded in advance (up to two days early) to certain accountholders who are eligible to participate in our early direct deposit programs and amounts due from third-party payment processors for customer transactions.
At the point of sale, our retail distributors and other partners collect customer funds for purchases of new cards and utilization of our cash transfer services and then remit these funds directly to our subsidiary bank. Additionally, certain of our deposit account programs can be funded from external accounts, which is settled with third-party payment processors. Remittance of these funds with our retail distributors, third-party payment processors and other partners takes an average of two business days.
Obligations to customers generally represent customer funds related to our products and services for transactions that have not yet settled. Settlement obligations represent the customer funds received by our subsidiary bank that are due to third-party card issuing banks or other third-parties.
Accounts Receivable, net
Accounts receivable is comprised principally of trade accounts receivable, receivables due from card issuing banks, overdrawn account balances due from accountholders, fee advances and other receivables. We record accounts receivable net of reserves for estimated uncollectible accounts. Receivables due from card issuing banks primarily represent revenue-related funds held at the third-party card issuing banks related to our network branded programs that have yet to be remitted to us. These receivables are generally collected within a short period of time based on the remittance terms in our agreements with the third-party card issuing banks. Fee advances represent short-term advances to in-person tax return preparation companies made prior to and during tax season. These advances are collateralized by their clients' tax preparation fees and are generally collected within a short period of time as the in-person tax preparation companies begin preparing and processing their clients' tax refunds.
Overdrawn Account Balances Due from Accountholders and Reserve for Uncollectible Overdrawn Accounts
For accountholders who are not enrolled or do not meet eligibility requirements of our overdraft protection program, we generally decline authorization attempts for amounts that exceed the available balance in an accountholder’s account, however, the application of card association rules, the timing of the settlement of transactions and the assessment of the card’s monthly maintenance fee, among other things, can still result in overdrawn accounts. These overdrawn account balances are deemed to be receivables due from accountholders, and are included as a component of accounts receivable, net, on our consolidated balance sheets. We are exposed to losses from any unrecovered overdrawn account balances. Our provision for overdrawn account balances from purchase transactions is included as a component of other general and administrative expenses on our consolidated statements of operations.
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
Restricted Cash
As of December 31, 2024, restricted cash was de minimis, and as of December 31, 2023 amounted to $4.2 million. Restricted cash principally relates to pre-funding obligations for accountholder accounts at third-party issuing banks.
Loans to Bank Customers
We report loans measured at historical cost at their outstanding principal balances, net of any charge-offs, and for any purchased loans, net of any unaccreted discounts. We recognize interest income as it is earned.
We offer an optional overdraft protection program service on certain demand deposit account programs that allows accountholders who opt-in to spend up to a pre-authorized amount in excess of their available card balance. When overdrawn, the purchase related balances due on these deposit accounts are reclassified as consumer loans.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Fees due from our accountholders for our overdraft service are included as a component of accounts receivable. Overdrawn balances are unsecured and considered immediately due from the accountholder. Also included in consumer loans are advances made to taxpayers under our tax advance program. These loan balances generally fluctuate over the first half of each year due to the seasonal nature of these advances.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded total impairment charges of $4.9 million and $4.3 million for the years ended December 31, 2024 and 2022, respectively, related to internal-use software that we determined would no longer be utilized. No impairment charge was recognized related to long-lived assets for the year ended December 31, 2023. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
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
For intangible assets subject to amortization, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds its estimated fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2024, 2023 and 2022.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Amounts Due to Card Issuing Banks for Overdrawn Accounts
Third-party card issuing banks fund overdrawn accountholder balances on our behalf. Amounts funded are due from us to the card issuing banks based on terms specified in the agreements with the card issuing banks. Generally, we expect to settle these obligations within two months.
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
A description of our principal revenue generating activities is as follows:
Card Revenues and Other Fees
Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees, and other card revenues. We earn these fees based upon the underlying terms and conditions with each of our accountholders that obligate us to stand ready to provide account services to each of our accountholders over the contract term. Agreements with our accountholders are considered daily service contracts as they are not fixed in duration. Also included in card revenues and other fees are program management service fees earned from our BaaS partners for accountholder programs we manage on their behalf.
We charge maintenance fees on a monthly basis pursuant to the terms and conditions in the applicable accountholder agreements. We recognize monthly maintenance fees ratably over each day in the monthly bill cycle in which the fee is assessed, which represents the period our accountholders receive the benefits of our services and our performance obligation is satisfied. To the extent a maintenance fee results in an overdrawn accountholder balance, we only reflect the net amount we expect to receive based on, among other things, the number of days that have elapsed since an account last had activity, such as a purchase or an ATM transaction.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
We charge new card fees when a consumer purchases a new card in a retail store. The new card fee provides our accountholders a material right and accordingly, we defer and recognize new card fee revenues on a straight-line basis over our average card lifetime, which is currently less than one year for our deposit account programs acquired through our Retail channel. The average card lifetime is determined based on recent historical data using the period from sale (or activation) of the card through the date of last positive balance. We reassess average card lifetime for prepaid cards and checking accounts quarterly. We report the unearned portion of new card fees as a component of deferred revenue in our consolidated balance sheets. See Contract Balances discussed in Note 3—Revenues, for further information.
We charge ATM fees to accountholders when they withdraw money at certain ATMs in accordance with the terms and conditions in our accountholder agreements. We recognize ATM fees when the withdrawal is made by the accountholder, which is the point in time our performance obligation is satisfied and service is performed. Since our accountholder agreements are considered daily service contracts, our performance obligations for these types of transactional based fees are satisfied on a daily basis, or as each transaction occurs.
Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, such as our overdraft protection program, which we offer our accountholders at their election. Since our performance obligations are settled daily, we recognize most of these fees at the point in time the transactions occur which is when the underlying performance obligation is satisfied. In the case of our gift card program, we record the related revenues using the redemption method. To the extent a fee results in an overdrawn accountholder balance, we only reflect the net amount we expect to receive based on, among other things, the number of days that have elapsed since an account last had activity, such as a purchase or an ATM transaction.
We also offer cash-back rewards to accountholders on certain programs. The amount of these cash rewards varies based on multiple factors, including the terms and conditions for accountholder eligibility, the redemption amount based on accountholder activity, and the accountholder redemption rates. We accrue our estimated cash-back rewards as a component of other accrued liabilities on our consolidated balance sheets and as a reduction to card revenues and other fees on our consolidated statements of operations.
Substantially all our fees are collected from our accountholders at the time the fees are assessed and debited from their account balance.
Program management service fees from our BaaS partners are generally earned over time on a monthly basis, pursuant to the terms of each program management agreement. Our agreements are generally multi-year arrangements of varying lengths. We recognize these fees as our program management services are rendered each month.
Cash Processing Revenues
Our cash processing revenues consist of cash transfer revenues, disbursement revenues, and tax refund processing service revenues.
We generate cash transfer revenues when consumers purchase our cash transfer products (reload services) in a retail store. Our reload services are subject to the same terms and conditions in each of the applicable accountholder agreements as discussed above. We recognize these revenues at the point in time the reload services are completed. Similarly, we earn disbursement fees from our business partners as payment disbursements are made.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Interchange
We earn interchange revenues from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, such as Visa and Mastercard, when accountholders make purchase transactions using our card products and services. We recognize interchange revenues at the point in time the transactions occur, as our performance obligation is satisfied.
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
Included in sales and marketing expenses are advertising and marketing expenses of $25.3 million, $28.5 million and $31.2 million and shipping and handling costs of $1.6 million, $1.7 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Also included in sales and marketing expenses are use taxes for various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
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
Income Taxes
Our income tax expense is comprised of current and deferred income tax expense and benefit. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense and benefit results from the changes in deferred tax assets and liabilities during the periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in our consolidated financial statements. We also recognize deferred tax assets for tax attributes such as net operating loss carryforwards and tax credit carryforwards. We record valuation allowances to reduce deferred tax assets to the amounts we conclude are more likely-than-not to be realized in the foreseeable future.
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
Earnings Per Common Share
We apply the two-class method in calculating earnings per common share, or EPS, because we have had certain unvested restricted shares outstanding in prior periods that were entitled to participate with our common stockholders in the distributions of earnings based on their dividend rights. The two-class method requires net income to be allocated between each class or series of common stock and other participating securities based on their respective rights to receive dividends, whether or not declared. Basic EPS is then calculated by dividing net income allocated to each class of common stockholders by the respective weighted-average common shares issued and outstanding.
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
Regulatory Matters and Capital Adequacy
As a bank holding company, we are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. If we fail to comply with any of these requirements, we may become subject to formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, affect our results of operations and restrict our ability to grow. If we fail to comply with the applicable capital and leverage requirements, or if our subsidiary bank, Green Dot Bank, fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
dividends or fund stock repurchases, or require us to raise additional capital. As a bank holding company and a financial holding company (“FHC”), we are generally prohibited from engaging, directly or indirectly, in any activities other than those permissible for bank holding companies and FHCs. In addition, if at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval. The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Currently, under the BHC Act, we may not be able to engage in new activities or acquire shares or control of other businesses. Such restrictions might limit our ability to pursue future business opportunities which we might otherwise consider but which might fall outside the scope of permissible activities. U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution's activities, including in connection with examinations, which take place on a continual basis. In some instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions, including those in examination reports. In addition, as part of the regular examination process, our and Green Dot Bank's regulators may advise us or our subsidiaries to operate under various restrictions as a prudential matter. Such restrictions may include not being able to engage in certain categories of new activities or acquire shares or control of other companies.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In November 2023, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We adopted ASU 2023-07 during the year ended December 31, 2024. See Note 24—Segment Information in the accompanying notes to the consolidated financial statements for further information.
Accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We do not expect the adoption of the updated standard will have a material impact on our consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disclosures about specific types of expenses included in the expense captions presented on the consolidated statement of operations, as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statement disclosures.
Note 3—Revenues
Disaggregation of Revenues
As discussed in Note 24—Segment Information, we determine our operating segments based on how our chief operating decision maker manages our operations, makes operating decisions and evaluates operating performance. Within our segments, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors can be further illustrated based on the timing in which revenue for each of our products and services is recognized. Our products and services are offered only to customers within the United States and certain U.S. territories.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)
The following tables disaggregate our revenues earned from external customers by each of our reportable segments:

	Year Ended December 31, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$282,394	$148,002	$228,210	$658,606
Transferred over time	110,023	889,709	3,173	1,002,905
Operating revenues (1)	$392,417	$1,037,711	$231,383	$1,661,511

	Year Ended December 31, 2023
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$326,730	$141,169	$206,282	$674,181
Transferred over time	159,540	626,871	3,392	789,803
Operating revenues (1)	$486,270	$768,040	$209,674	$1,463,984

	Year Ended December 31, 2022
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$364,929	$165,878	$218,979	$749,786
Transferred over time	205,798	448,612	3,213	657,623
Operating revenues (1)	$570,727	$614,490	$222,192	$1,407,409

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
Significant Judgments and Estimates
Transaction prices related to our accountholder services are based on stand-alone fees stated within the terms and conditions and may also include certain elements of variable consideration depending upon the product’s features, such as cash-back rewards and fee assessments that may overdraw an account. We estimate such amounts using historical data and customer behavior patterns to determine these estimates which are recorded as a reduction to the corresponding fee revenue. Additionally, while the number of transactions that an accountholder may perform is unknown, any uncertainty is resolved at the end of each daily service contract.
Contract Balances
As disclosed on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $3.9 million, $22.7 million and $26.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

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
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2024
Corporate bonds	$10,000	$—	$(110)	$9,890
Agency bond securities	240,628	—	(38,132)	202,496
Agency mortgage-backed securities	2,121,037	3	(323,467)	1,797,573
Municipal bonds	29,116	—	(6,273)	22,843
Total investment securities	$2,400,781	$3	$(367,982)	$2,032,802

December 31, 2023
Corporate bonds	$10,000	$—	$(374)	$9,626
Agency bond securities	240,447	—	(40,217)	200,230
Agency mortgage-backed securities	2,337,411	—	(333,901)	2,003,510
Municipal bonds	29,408	—	(5,773)	23,635
Total investment securities	$2,617,266	$—	$(380,265)	$2,237,001
As of December 31, 2024 and 2023, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2024
Corporate bonds	$—	$—	$9,890	$(110)	$9,890	$(110)
Agency bond securities	—	—	202,496	(38,132)	202,496	(38,132)
Agency mortgage-backed securities	15,311	(937)	1,781,301	(322,530)	1,796,612	(323,467)
Municipal bonds	—	—	22,843	(6,273)	22,843	(6,273)
Total investment securities	$15,311	$(937)	$2,016,530	$(367,045)	$2,031,841	$(367,982)

December 31, 2023
Corporate bonds	$—	$—	$9,626	$(374)	$9,626	$(374)
Agency bond securities	—	—	200,230	(40,217)	200,230	(40,217)
Agency mortgage-backed securities	—	—	2,001,270	(333,901)	2,001,270	(333,901)
Municipal bonds	—	—	23,636	(5,773)	23,636	(5,773)
Total investment securities	$—	$—	$2,234,762	$(380,265)	$2,234,762	$(380,265)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the years ended December 31, 2024, 2023 or 2022 on our available-for-sale investment securities. Unrealized losses as of December 31, 2024 and 2023 are the result of increases in interest rates relative to when they were purchased as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of December 31, 2024 and 2023 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
We do not currently intend to sell our investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
As of December 31, 2024, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$24,273	$24,152
Due after one year through five years	98,403	87,908
Due after five years through ten years	117,225	96,543
Due after ten years	54,116	40,888
Mortgage and asset-backed securities	2,106,764	1,783,311
Total investment securities	$2,400,781	$2,032,802
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Trade receivables	$35,426	$29,786
Reserve for uncollectible trade receivables	—	(109)
Net trade receivables	35,426	29,677

Overdrawn accountholder balances from purchase transactions	5,827	9,565
Reserve for uncollectible overdrawn accounts from purchase transactions	(1,741)	(5,281)
Net overdrawn accountholder balances from purchase transactions	4,086	4,284

Accountholder fees	2,413	2,564
Receivables due from card issuing banks	1,757	1,768
Fee advances, net	46,588	41,974
Other receivables	41,737	29,874
Accounts receivable, net	$132,007	$110,141

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable (continued)
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance, beginning of period	$5,281	$2,230	$3,394
Provision for uncollectible overdrawn accounts from purchase transactions	19,762	24,771	13,771
Charge-offs	(23,302)	(21,720)	(14,935)
Balance, end of period	$1,741	$5,281	$2,230
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2024
Residential	$1	$—	$—	$1	$6,874	$6,875
Commercial	—	—	—	—	2,585	2,585
Installment	—	933	—	933	4,506	5,439
Consumer	1,668	—	—	1,668	23,868	25,536
Secured credit card	700	700	2,536	3,936	5,132	9,068
Total loans	$2,369	$1,633	$2,536	$6,538	$42,965	$49,503

Percentage of outstanding	4.8%	3.3%	5.1%	13.2%	86.8%	100.0%

December 31, 2023
Residential	$—	$—	$—	$—	$5,095	$5,095
Commercial	—	—	—	—	2,716	2,716
Installment	—	—	—	—	4,357	4,357
Consumer	2,066	—	—	2,066	17,953	20,019
Secured credit card	796	774	2,575	4,145	5,585	9,730
Total loans	$2,862	$774	$2,575	$6,211	$35,706	$41,917

Percentage of outstanding	6.8%	1.9%	6.1%	14.8%	85.2%	100.0%
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statements of operations. As of December 31, 2024 and 2023, the fair value of the loans held for sale amounted to approximately $3.8 million and $4.7 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2—Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers (continued)

	December 31, 2024	December 31, 2023
	(In thousands)
Residential	$34	$49
Installment	—	79
Secured credit card	2,536	2,575
Total loans	$2,570	$2,703
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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	December 31, 2024		December 31, 2023
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$6,841	$34	$5,046	$49
Commercial	2,585	—	2,716	—
Installment	5,439	—	4,278	79
Consumer	25,536	—	20,019	—
Secured credit card	6,532	2,536	7,155	2,575
Total loans	$46,933	$2,570	$39,214	$2,703
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance, beginning of period	$11,383	$9,078	$5,555
Provision for loans	27,562	26,311	32,352
Loans charged off	(21,613)	(24,224)	(28,829)
Recoveries of loans previously charged off	210	218	—
Balance, end of period	$17,542	$11,383	$9,078

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC (“TailFin”), with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. The entity is majority-owned by Walmart and was formed with a focus on developing tech-enabled solutions to integrate omni-channel retail shopping and financial services. We hold a 20% ownership interest in the entity, in exchange for annual capital contributions of $35.0 million per year from January 2020 through January 2024. Our final payment under this commitment was made in January 2024.
We account for our investment in TailFin under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for, among other things, its proportionate share of earnings or losses. However, given the capital structure of the TailFin arrangement, we apply the Hypothetical Liquidation Book Value ("HLBV") method to determine the allocation of profits and losses since our liquidation rights and priorities, as defined by the agreement, differ from our underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner in an investment based on the liquidation provisions of the agreement if the partnership was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. Based on the terms of the agreement and under the HLBV method, we are entitled to 20% of any net profits, but assume 100% of any net losses.
Since inception, TailFin has incurred operating expenses but has not generated any operating revenues to date. Use of capital has been primarily allocated to marketing of Walmart's deposit account program and for employee salaries and other professional services focused on developing TailFin's project initiatives. While TailFin's overall objectives have remained unchanged, it is uncertain whether any new products or services will be successfully introduced through the venture. Any future economic benefits derived from products or services developed by TailFin will be negotiated on a case-by-case basis between the parties.
As of December 31, 2024 and 2023, our net investment in TailFin amounted to approximately $128.4 million and $109.5 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. Based on the terms of the agreement, we recorded equity in losses attributable to TailFin of approximately $16.1 million, $8.0 million and $14.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded as a component of other expense, net on our consolidated statements of operations.
The following tables present summarized financial information of TailFin's statements of operations and balance sheets.

	December 31,
	2024	2023	2022
	(In thousands)
Sales and marketing expenses	$9,898	$9,916	$14,917
Compensation and professional services	$12,522	$2,434	$—
Interest income	$6,316	$4,398	$841
Net loss	$(16,104)	$(7,952)	$(14,076)

	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$126,757	$107,281
Other assets	$1,015	$1,637
Total liabilities	$151	$193
Net equity	$127,621	$108,725

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments (continued)
Other equity method investments
Our equity method investments also include an investment held by our bank, which amounted to $3.2 million and $3.5 million at December 31, 2024 and 2023, respectively. We recorded equity in (earnings) losses from this investment of approximately $(0.4) million, $1.4 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 8—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Land	$205	$205
Building	605	605
Computer equipment, furniture, and office equipment	43,273	40,962
Computer software purchased	17,945	17,579
Capitalized internal-use software	441,989	375,861
Tenant improvements	7,227	7,277
	511,244	442,489
Less accumulated depreciation and amortization	(322,881)	(263,113)
Property and equipment, net	$188,363	$179,376
The net carrying value of capitalized internal-use software was $178.3 million and $166.9 million at December 31, 2024 and 2023, respectively.
Total depreciation and amortization expense was $63.4 million, $58.7 million and $57.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Included in those amounts are depreciation expense related to internal-use software of $54.7 million, $51.8 million and $49.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We recorded total impairment charges to property and equipment of $4.9 million and $4.3 million for the years ended December 31, 2024 and 2022, respectively, related to internal-use software that we determined would no longer be utilized. No impairment charge was recognized related to long-lived assets for the year ended December 31, 2023.
Note 9—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Goodwill	$301,790	$301,790
Intangible assets, net	96,151	118,687
Goodwill and intangible assets	$397,941	$420,477
Goodwill
There were no changes in the composition of goodwill from the previous year either on a consolidated basis or within our reportable segments. We completed our annual goodwill impairment test as of November 30, 2024. Based on the results of the annual goodwill impairment test, we determined that each of the fair values of our reporting units exceeded their carrying values and therefore, no impairment was recorded.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Goodwill and Intangible Assets (continued)
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted Average Useful Lives
	(In thousands)			(In thousands)			(Years)
Customer relationships	$250,800	$(173,887)	$76,913	$309,773	$(214,416)	$95,357	14.0
Trade names	43,386	(30,356)	13,030	44,086	(28,524)	15,562	14.7
Patents	3,000	(2,727)	273	3,000	(2,455)	545	11.0
Software licenses	17,842	(11,964)	5,878	15,835	(8,697)	7,138	4.1
Other	926	(869)	57	5,964	(5,879)	85	9.6
Total intangible assets	$315,954	$(219,803)	$96,151	$378,658	$(259,971)	$118,687
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $21.3 million, $24.3 million, and $23.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. None of our intangible assets were impaired as of December 31, 2024 or 2023.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2025	$24,279
2026	22,764
2027	18,513
2028	16,767
2029	13,828
Total	$96,151
Note 10—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	December 31,
	2024	2023
	(In thousands)
Non-interest bearing deposit accounts	$3,905,603	$3,214,881
Interest-bearing deposit accounts
Checking accounts	89,256	61,679
Savings	6,270	6,077
Secured card deposits	3,659	4,967
Time deposits, denominations greater than or equal to $250	2,132	1,998
Time deposits, denominations less than $250	3,600	4,001
Total interest-bearing deposit accounts	104,917	78,722
Total deposits	$4,010,520	$3,293,603

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2025	$2,506
Due in 2026	836
Due in 2027	1,136
Due in 2028	684
Due in 2029	570
Total time deposits	$5,732
As of December 31, 2024 and 2023, we had aggregate time deposits of $2.1 million and $2.0 million, respectively, in denominations that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit.
Note 11—Debt
Senior Unsecured Notes
In September and October 2024, we issued and sold senior unsecured notes (the "Notes") in an aggregate principal amount of $50 million. The Notes have a five-year term, maturing September 15, 2029. The principal amounts bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears.
Prior to March 15, 2029, we may redeem at our option, the Notes in whole or in part at any time at a redemption price equal to 100% of the outstanding principal amount to be redeemed, together with accrued but unpaid interest thereon, plus a make-whole amount. On and after March 15, 2029, we may redeem the Notes at 100% of the principal amount, plus accrued and unpaid interest thereon.
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of December 31, 2024, we were in compliance with all affirmative and negative non-financial covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

December 31, 2024
(In thousands)
Senior unsecured notes	$50,000
Less: Unamortized discount and issuance costs	(1,474)
Notes payable, net of unamortized discount and issuance costs	$48,526
In February 2025, we issued and sold additional Notes in an aggregate principal amount of $15 million.
2019 Revolving Facility
In October 2019, we entered into a secured credit agreement with Wells Fargo Bank, National Association, and other lenders party thereto. The credit agreement provided for a $100.0 million five-year revolving line of credit (the "2019 Revolving Facility"), which matured in October 2024. In September 2024, the then-outstanding balance on the 2019 Revolving Facility was repaid in full, and the 2019 Revolving Facility terminated at its maturity date. As of December 31, 2023, the outstanding balance on the 2019 Revolving Facility was $61 million.
We incurred total cash interest expense on our debt during the years ended December 31, 2024 and 2023 of approximately $5.3 million and $2.9 million, respectively. We did not incur any meaningful interest expense related to our debt during the year ended December 31, 2022.

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
Comprehensive Income
The tax impact on unrealized gains and losses on investment securities available-for-sale for the years ended December 31, 2024, 2023 and 2022 was approximately $3.4 million, $12.2 million and $(94.6) million, respectively.
Stock Repurchase Program
In February 2022, our Board of Directors authorized an increase to our stock repurchase program to $100 million for any future repurchases. As of December 31, 2024, we have an authorized $4.5 million remaining under our current stock repurchase program for additional repurchases.
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
Note 13—Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code ("IRC"). Approximately 2.7 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2024.
Stock-based compensation for the years ended December 31, 2024, 2023, and 2022 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total stock-based compensation expense	$29,928	$33,744	$34,812
Related income tax benefit	1,432	5,769	4,417
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Restricted stock units granted	2,272	1,586	933
Weighted-average grant-date fair value	$9.19	$16.67	$27.77
Restricted stock unit activity for the year ended December 31, 2024 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2023	2,048	$21.66
Restricted stock units granted	2,272	9.19
Restricted stock units vested	(1,040)	22.62
Restricted stock units canceled	(203)	20.09
Outstanding at December 31, 2024	3,077	$12.23
The total fair value of restricted stock vested for the years ended December 31, 2024, 2023 and 2022 was $9.8 million, $11.3 million and $15.8 million, respectively, based on the price of our Class A common stock on the vesting date.

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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Performance restricted stock units granted	996	724	88
Weighted-average grant-date fair value	$8.98	$18.13	$27.74
Performance-based restricted stock unit activity for the year ended December 31, 2024 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2023	988	$22.88
Performance restricted stock units granted (at target)	996	8.98
Performance restricted stock units vested	(27)	46.51
Performance restricted stock units canceled	(388)	26.63
Outstanding at December 31, 2024	1,569	$12.73
The total fair value of all performance-based restricted stock vested for the years ended December 31, 2024, 2023 and 2022 was $0.3 million, $2.1 million and $4.2 million, respectively, based on the price of our Class A common stock on the vesting date.
Stock Options
Total stock option activity for the year ended December 31, 2024 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(In thousands, except per share data and years)
Outstanding at December 31, 2023	1,010	$23.78
Options canceled	(1,010)	23.78
Outstanding at December 31, 2024	—	$—	—	$—
We have not issued any stock option awards from our 2010 Equity Incentive Plan during the year ended December 31, 2024 and no longer had any stock option awards outstanding at the end of the period.
As of December 31, 2024, there was $27.4 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance-based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 1.75 years.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
Federal	$10,972	$15,036	$20,304
State	2,896	3,881	5,413
Foreign	651	861	666
Current income tax expense	14,519	19,778	26,383
Deferred:
Federal	(7,449)	(9,040)	(4,031)
State	(2,906)	(2,666)	(2,730)
Foreign	(1)	(161)	87
Deferred income tax benefit	(10,356)	(11,867)	(6,674)
Income tax expense	$4,163	$7,911	$19,709
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.1	2.0	2.2
Foreign tax rate differential	1.0	(1.5)	(0.3)
General business credits	10.2	(25.0)	(3.2)
Stock-based compensation	(31.4)	28.8	3.2
Bank owned life insurance income	2.6	(4.2)	(0.7)
Bank owned life insurance surrender	(10.0)	—	—
Nondeductible penalties	(22.4)	29.1	0.1
Global intangible low-tax income tax	(1.4)	2.0	0.3
IRC 162(m) limitation	12.7	0.4	0.8
Change in valuation allowance	(1.9)	—	—
Other	(1.0)	1.5	0.1
Effective tax rate	(18.5)%	54.1%	23.5%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
The effective tax rate for the year ended December 31, 2024 and 2023 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, nondeductible penalties, cash surrender value growth in bank owned life insurance policies, and the IRC 162(m) limitation on the deductibility of executive compensation. The net decrease in the effective tax rate for the year ended December 31, 2024 as compared to the prior year ended December 31, 2023 is primarily due to a decrease of $2.9 million in the amount of compensation expense subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease of $0.8 million in state income tax expense, net of federal benefits, and the impact of general business credits. These decreases were partially offset by an increase of $2.9 million in the expense related to tax shortfalls from stock-based compensation, an increase of $0.8 million in the expense related to nondeductible penalties, an increase of $0.4 million in the valuation allowance on a portion of our unrealized loss on equity securities, and the surrender of our existing bank owned life insurance policies which resulted in a tax charge of $1.5 million and surrender penalties of $0.7 million. The increase in nondeductible penalties is primarily related to the tax effect associated with the civil money penalty for the Consent Order discussed in Note 21 - Commitments and Contingencies.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the year ended December 31, 2024, the provision for GILTI tax expense was not material to our financial statements.
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,424	$8,349
Stock-based compensation	8,370	8,695
Reserve for overdrawn accounts	6,736	6,441
Accrued liabilities	5,051	3,071
Lease liabilities	1,895	1,110
Internal-use software costs	7,768	—
Tax credit carryforwards	13,296	12,641
Unrealized loss on available-for-sale securities	91,583	94,338
Other	5,840	4,259
Unrealized loss on equity securities	628	—
Capital loss carryforwards	13	—
Gross deferred tax assets	149,604	138,904
Valuation allowance	(519)	—
Total deferred tax assets	$149,085	$138,904
Deferred tax liabilities:
Internal-use software costs	$—	$1,458
Property and equipment, net	1,274	1,237
Deferred expenses	312	390
Intangible assets	21,335	17,786
Lease right-of-use assets	1,759	894
Total deferred tax liabilities	24,680	21,765
Net deferred tax assets	$124,405	$117,139
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, we provided a valuation allowance against a portion of our unrealized loss on equity securities as we believe it is more-likely-than-not that the tax benefits related to this portion of the loss will not be realized.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
We are subject to examination by the Internal Revenue Service (the "IRS"), and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2023. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020 and the examination remains ongoing as of December 31, 2024. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of December 31, 2024, we had federal net operating loss carryforwards of approximately $11.1 million, state net operating loss carryforwards of approximately $120.1 million, and capital loss carryforwards of approximately $0.1 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2030 and 2034. In regard to the state net operating loss carryforwards, approximately $62.6 million will expire between 2028 and 2044, while the remaining balance of approximately $57.5 million, does not expire and carries forward indefinitely. The capital loss carryforwards will expire in 2028. The net operating losses are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $22.7 million that can be carried forward indefinitely and other state business tax credits of approximately $0.3 million that will expire between 2025 and 2027.
As of December 31, 2024 and 2023, we had a liability of $12.5 million and $12.1 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Beginning balance	$12,109	$11,178	$10,972
Increases related to positions taken during prior years	27	543	6
Increases related to positions taken during the current year	1,339	1,431	1,260
Decreases related to positions taken during prior years	(44)	—	—
Decreases related to positions settled with tax authorities	(86)	(90)	—
Decreases due to a lapse of applicable statute of limitations	(804)	(953)	(1,060)
Ending balance	$12,541	$12,109	$11,178

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$11,999	$11,611	$10,720
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022, of approximately $1.6 million, $1.2 million and $0.9 million, respectively.
For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development costs pursuant to IRC Section 174. Section 174 requires taxpayers to capitalize research and development costs and amortize them over 5 years for expenditures attributed to domestic research and 15 years for expenditures attributed to foreign research. During the year ended December 31, 2024 our cash paid for taxes was adversely impacted by the requirement to capitalize and amortize research and development expenses under Section 174. Although Congress is considering legislation that would reinstate and extend Section 174 expensing for certain research and experimental expenditures, the possibility that this will happen is uncertain.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Earnings and Loss per Common Share
The calculation of basic and diluted earnings and loss per share ("EPS") was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Basic earnings and loss per Class A common share
Numerator:
Net (loss) income	$(26,702)	$6,722	$64,212
Amount attributable to unvested Walmart restricted shares	—	—	(178)
Net (loss) income allocated to Class A common stockholders	$(26,702)	$6,722	$64,034
Denominator:
Weighted-average Class A shares issued and outstanding	53,527	52,251	53,351
Basic (loss) earnings per Class A common share	$(0.50)	$0.13	$1.20

Diluted earnings and loss per Class A common share
Numerator:
Net (loss) income allocated to Class A common stockholders	$(26,702)	$6,722	$64,034
Re-allocated earnings	—	—	2
Diluted net (loss) income allocated to Class A common stockholders	$(26,702)	$6,722	$64,036
Denominator:
Weighted-average Class A shares issued and outstanding	53,527	52,251	53,351
Dilutive potential common shares:
Stock options	—	—	29
Service based restricted stock units	—	138	160
Performance-based restricted stock units	—	52	295
Employee stock purchase plan	—	69	36
Diluted weighted-average Class A shares issued and outstanding	53,527	52,510	53,871
Diluted (loss) earnings per Class A common share	$(0.50)	$0.13	$1.19
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Class A common stock
Options to purchase Class A common stock	790	1,057	152
Service based restricted stock units	958	1,573	1,161
Performance-based restricted stock units	40	896	586
Unvested Walmart restricted shares	—	—	148
Total	1,788	3,526	2,047

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2—Summary of Significant Accounting Policies.
As of December 31, 2024 and 2023, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2024	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,890	$—	$9,890
Agency bond securities	—	202,496	—	202,496
Agency mortgage-backed securities	—	1,797,573	—	1,797,573
Municipal bonds	—	22,843	—	22,843
Loans held for sale	—	—	3,849	3,849
Total assets	$—	$2,032,802	$3,849	$2,036,651

December 31, 2023
Assets
Investment securities:
Corporate bonds	$—	$9,626	$—	$9,626
Agency bond securities	—	200,230	—	200,230
Agency mortgage-backed securities	—	2,003,510	—	2,003,510
Municipal bonds	—	23,635	—	23,635
Loans held for sale	—	—	4,735	4,735
Total assets	$—	$2,237,001	$4,735	$2,241,736
We based the fair value of our fixed income securities held as of December 31, 2024 and 2023 on either quoted prices in active markets for similar assets or identical securities in inactive markets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2024 and 2023.
The following table presents changes in our contingent consideration payable for the years ended December 31, 2024, 2023 and 2022, which is categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance, beginning of period	$—	$—	$1,347
Payments of contingent consideration	—	—	(1,647)
Change in fair value of contingent consideration	—	—	300
Balance, end of period	$—	$—	$—
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
Debt
The fair value of the Notes is based on borrowing rates currently available to a market participant for loans with similar terms, maturity and credit risk. The carrying amount of our outstanding Notes approximates fair value because the interest rate charged is commensurate with current market rates for issuers of similar risk. The fair value of the Notes are classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2024 and 2023 are presented in the table below.

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$31,961	$31,705	$30,534	$30,307

Financial Liabilities
Deposits	$4,010,520	$4,010,185	$3,293,603	$3,293,526

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit a portion of our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Substantially all of our investment portfolio as of December 31, 2024 is directly or indirectly backed by the U.S. federal government. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), we closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis and maintain adequate allowances. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors, well-established third-party payment processors and other business partners, which we frequently monitor and is further mitigated by the short collection period.
Note 19—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the IRC. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax or after-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 50% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $2.5 million, $2.9 million, and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 20—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 8 years, most of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $3.7 million, $3.7 million, and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

	Year Ended December 31,
	2024	2023	2022

Cash paid for operating lease liabilities (in thousands)	$3,736	$2,884	$7,871
Weighted average remaining lease term (years)	4.3	3.9	3.4
Weighted average discount rate	3.9%	5.1%	4.9%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Leases (continued)
Maturities of our operating lease liabilities as of December 31, 2024 is as follows:

Operating Leases
(In thousands)
2025	$2,803
2026	3,268
2027	3,200
2028	1,671
2029	271
Thereafter	903
Total	12,116
Less: imputed interest	(1,059)
Total lease liabilities	$11,057
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
On July 19, 2024, we and our subsidiary bank entered into a consent order (the "Consent Order") with the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with anti-money laundering regulations. Included in the Consent Order was a civil money penalty related to these issues in the amount of $44 million which was paid in July 2024. We previously accrued an estimated liability of $20 million related to the Consent Order during the three months ended December 31, 2023, and the remaining portion was accrued during the three months ended June 30, 2024.
Other Litigation and Claims
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion was denied on March 29, 2024. The trial on these claims is currently scheduled to begin in February 2027.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2024	2023	2022
Walmart	10%	17%	21%
In addition, approximately 55%, 42%, and 30% of our total operating revenues for the years ended December 31, 2024, 2023 and 2022, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.

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
As of December 31, 2024 and 2023, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. There were no conditions or events since December 31, 2024 which management believes would have caused us or Green Dot Bank not to be considered "well-capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$760,571	15.0%	4.0%	n/a
Common equity Tier 1 capital	$760,571	42.6%	4.5%	n/a
Tier 1 capital	$760,571	42.6%	6.0%	6.0%
Total risk-based capital	$782,207	43.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$362,697	7.3%	4.0%	5.0%
Common equity Tier 1 capital	$362,697	28.2%	4.5%	6.5%
Tier 1 capital	$362,697	28.2%	6.0%	8.0%
Total risk-based capital	$370,207	28.8%	8.0%	10.0%

	December 31, 2023
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$730,459	17.9%	4.0%	n/a
Common equity Tier 1 capital	$730,459	38.0%	4.5%	n/a
Tier 1 capital	$730,459	38.0%	6.0%	6.0%
Total risk-based capital	$749,623	39.0%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$404,559	9.8%	4.0%	5.0%
Common equity Tier 1 capital	$404,559	27.8%	4.5%	6.5%
Tier 1 capital	$404,559	27.8%	6.0%	8.0%
Total risk-based capital	$412,966	28.4%	8.0%	10.0%
In addition, Green Dot Bank is subject to regulatory restrictions that limit its ability to issue capital distributions, such as cash dividends, as it is required to maintain minimum levels of capital adequacy. As of December 31, 2024, the aggregate amount of net assets we determined were restricted at our bank was approximately $82.4 million.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Segment Information
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability, segment performance and allocate resources. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services.
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
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service", or "BaaS channel"), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer channel") to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our disbursement services utilized by our partners.
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
Our Corporate and Other segment primarily consists of net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses, which include our fixed expenses such as salaries, wages and related benefits for our employees and certain third-party contractors, professional services fees, software licenses, telephone and communication costs, rent, utilities, and insurance. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges, and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. We do not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Segment Information (continued)
The following tables present key financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31, 2024
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$402,462	$1,081,804	$217,657	$5,792	$1,707,715
Segment expenses (1)
Sales and marketing expenses (2)	123,038	16,598	72,784	—	212,420
Processing expenses (3)	35,124	814,952	1,533	—	851,609
Transaction losses and fraud management (4)	67,626	102,766	7,694	—	178,086
Customer support and related expenses (5)	14,774	55,114	2,499	—	72,387
Compensation and benefits expenses (6)	—	—	—	130,116	130,116
Other segment items (7)	—	—	10,565	87,146	97,711
Total segment expenses	240,562	989,430	95,075	217,262	1,542,329
Segment profit	$161,900	$92,374	$122,582	$(211,470)	$165,386

	Year Ended December 31, 2023
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$498,617	$772,991	$209,674	$2,513	$1,483,795
Segment expenses (1)
Sales and marketing expenses (2)	149,197	15,814	74,270	—	239,281
Processing expenses (3)	59,726	541,180	3,536	—	604,442
Transaction losses and fraud management (4)	93,456	99,732	2,617	—	195,805
Customer support and related expenses (5)	19,048	38,962	2,914	—	60,924
Compensation and benefits expenses (6)	—	—	—	125,734	125,734
Other segment items (7)	—	—	13,161	73,574	86,735
Total segment expenses	321,427	695,688	96,498	199,308	1,312,921
Segment profit	$177,190	$77,303	$113,176	$(196,795)	$170,874

	Year Ended December 31, 2022
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$586,798	$594,468	$222,192	$20,151	$1,423,609
Segment expenses (1)
Sales and marketing expenses (2)	192,979	13,312	75,980	—	282,271
Processing expenses (3)	69,706	377,433	3,672	—	450,811
Transaction losses and fraud management (4)	82,799	88,339	3,014	—	174,152
Customer support and related expenses (5)	19,166	29,012	4,665	—	52,843
Compensation and benefits expenses (6)	—	—	—	135,823	135,823
Other segment items (7)	—	—	17,031	71,924	88,955
Total segment expenses	364,650	508,096	104,362	207,747	1,184,855
Segment profit	$222,148	$86,372	$117,830	$(187,596)	$238,754

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Segment Information (continued)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)
Sales and marketing expenses consists primarily of the commissions we pay to our retail distributors, brokers and partners, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and partners, and personalized debit cards who have activated their cards.

(3)	Processing expenses consist primarily of the fees charged to us by the payment networks, which processes transactions for us, any third-party card processors that maintain the records of our customers' accounts and process transaction authorizations and postings, and any third-party banks that issue or process our accounts.

(4)
Transaction losses and fraud management consist primarily of losses from customer disputed transactions, unrecovered customer purchase transaction overdraft and fraud, and other losses on portfolios in our Money Movement Services segment. Fraud management consists of third-party contractors and support costs to manage risk operations.

(5)
Customer support and related expenses consist of third-party contractors hired to conduct call center operations and handle routine customer service inquiries, and the related costs to support our call center operations.

(6)
Compensation and benefits expenses represent the compensation and related benefits, including travel and entertainment, that we provide to our employees and third-party contractors who provide consulting support within our IT operations.

(7)
Other segment items in Money Movement Services consists principally of inter-segment expenses for reload services on the Green Dot Network. Other segment items in Corporate and Other primarily consists of other unallocated corporate operating expenses, such as professional services fees, hosting and software licenses, telephone and communication costs, rent, utilities, and insurance, and elimination of inter-segment expenses.

The reconciliations of total segment revenues to total operating revenues are presented below:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total segment revenues	$1,707,715	$1,483,795	$1,423,609
BaaS commissions and processing expenses	18,917	20,449	28,831
Other income	(2,756)	(2,916)	(2,874)
Total operating revenues	$1,723,876	$1,501,328	$1,449,566
Segment revenue adjustments represent commissions and certain processing-related costs associated with our BaaS products and services, which are netted against our B2B Services revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.
The reconciliations of segment profit to income (loss) before incomes taxes are presented below:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total segment profit	$165,386	$170,874	$238,754

Reconciliation to (loss) income before income taxes
Depreciation and amortization of property, equipment and internal-use software	63,422	58,715	57,101
Stock based compensation and related employer taxes	30,353	34,288	35,414
Amortization of acquired intangible assets	21,277	24,257	23,509
Impairment charges	9,625	—	4,264
Legal settlement expenses	33,791	23,614	16,021
Other expense	8,586	7,330	8,070
Operating (loss) income	(1,668)	22,670	94,375
Interest expense, net	5,506	3,027	255
Other expense, net	(15,365)	(5,010)	(10,199)
(Loss) income before income taxes	$(22,539)	$14,633	$83,921

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 25—Subsequent Events
In February 2025, we issued and sold additional senior unsecured notes in an aggregate principal amount of $15 million under the same terms as the initial Notes discussed under Note 11—Debt.
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance.

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in "Part II, Item 8" of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
ITEM 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date
Teresa Watkins Chief Operations Officer	11/20/2024	Rule 10b5-1[1]	Up to 18,409 shares to be sold	11/7/2025
Chris Ruppel Chief Revenue Officer	11/27/2024	Rule 10b5-1[1]	Up to 38,120 shares to be sold	10/31/2025
1 Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Corporate Governance and Director Independence—Code of Business Conduct and Ethics,” and “Corporate Governance and Director Independence—Committees of Our Board of Directors—Audit Committee.” With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2025 Annual Meeting of Shareholders in a section entitled “Additional Information—Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Executive Compensation” excluding the sub-caption “Equity Compensation Plan Information.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the captions “Corporate Governance and Director Independence" and “Transactions with Related Parties, Founders and Control Persons.”
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our proxy statement for our 2025 Annual Meeting of Stockholders under the caption “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

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
3. Exhibits
The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith
3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Amendment to Amended and Restated Bylaws of Green Dot Corporation (dated March 4, 2020)	8-K	March 6, 2020	3.1

3.5	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Description of Securities.	10-K	March 2, 2020	4.1

4.2++	Form of 8.75% Fixed Rate Senior Note due 2029 (included as Exhibit A to the Senior Note Purchase Agreement filed as Exhibit 10.8).	10-Q	November 8, 2024	4.1

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Green Dot Corporation 2010 Equity Incentive Plan, as amended (including related form agreements and related policies).	10-Q	August 9, 2024	10.1

10.3	2010 Employee Stock Purchase Plan, as amended and restated	DEF 14A	April 16, 2021	***

10.4+	2020 Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Walmart Apollo, LLC.	10-K	March 2, 2020	10.6

10.5*	Form of Executive Severance Agreement.	S-1(A-2)	April 26, 2010	10.12

10.6*	Green Dot Corporation Executive Incentive Plan	10-Q	November 6, 2020	10.1

10.7*	Amended and Restated Employment Agreement, dated October 16, 2022, between Green Dot Corporation and George Gresham	8-K	October 17, 2022	10.1

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith

10.8++	Senior Note Purchase Agreement by and between the Company and the several purchasers.	10-Q	November 8, 2024	10.1

19.1	Insider Trading Policy of Green Dot Corporation.				X

21.1	Subsidiaries of Green Dot Corporation.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

31.1	Certification of George Gresham, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Jess Unruh, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of George Gresham, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Jess Unruh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97*	Compensation Recovery Policy	10-K	February 29, 2024	97

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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
++    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	March 3, 2025	By:	/s/ George Gresham
		Name:	George Gresham
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ George Gresham	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Name:	George Gresham

By:	/s/ Jess Unruh	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025
Name:	Jess Unruh

By:	/s/ William I Jacobs	Chairman	March 3, 2025
Name:	William I Jacobs

By:	/s/ J. Chris Brewster	Director	March 3, 2025
Name:	J. Chris Brewster

By:	/s/ Saturnino Fanlo	Director	March 3, 2025
Name:	Saturnino Fanlo

By:	/s/ Robert Millard	Director	March 3, 2025
Name:	Robert Millard

By:	/s/ Michelleta Razon	Director	March 3, 2025
Name:	Michelleta Razon

By:	/s/ Ellen Richey	Director	March 3, 2025
Name:	Ellen Richey

By:	/s/ George T. Shaheen	Director	March 3, 2025
Name:	George T. Shaheen