Form 10-Q
period 2025-03-31
GREEN DOT CORP
filed 2025-05-12
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 54,890,759 shares of Class A common stock outstanding, par value $0.001 per share as of April 30, 2025.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,772,845	$1,592,391
Restricted cash	43	44
Investment securities available-for-sale, at fair value	102,037	24,152
Settlement assets	680,007	616,172
Accounts receivable, net	128,644	132,007
Prepaid expenses and other assets	62,706	63,424
Total current assets	2,746,282	2,428,190
Investment securities available-for-sale, at fair value	2,002,247	2,008,650
Loans to bank customers, net of allowance for credit losses of $22,356 and $17,542 as of March 31, 2025 and December 31, 2024, respectively	38,710	31,961
Prepaid expenses and other assets	240,258	242,707
Property, equipment, and internal-use software, net	194,604	188,363
Operating lease right-of-use assets	10,091	10,823
Deferred expenses	985	1,242
Net deferred tax assets	102,639	124,405
Goodwill and intangible assets	392,069	397,941
Total assets	$5,727,885	$5,434,282
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,449	$103,765
Deposits	4,166,873	4,010,520
Obligations to customers	234,879	236,616
Settlement obligations	77,468	48,482
Amounts due to card issuing banks for overdrawn accounts	—	84
Other accrued liabilities	91,200	87,675
Operating lease liabilities	2,260	2,416
Deferred revenue	4,797	6,279
Income tax payable	14,337	6,648
Total current liabilities	4,708,263	4,502,485
Other accrued liabilities	829	1,045
Operating lease liabilities	7,888	8,641
Notes payable	63,242	48,526
Total liabilities	4,780,222	4,560,697
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2025 and December 31, 2024; 54,873 and 54,227 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	55	55
Additional paid-in capital	408,602	408,010
Retained earnings	769,375	743,602
Accumulated other comprehensive loss	(230,369)	(278,082)
Total stockholders’ equity	947,663	873,585
Total liabilities and stockholders’ equity	$5,727,885	$5,434,282
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$375,953	$281,503
Cash processing revenues	113,373	106,806
Interchange revenues	47,919	50,968
Interest income, net	21,629	12,711
Total operating revenues	558,874	451,988
Operating expenses:
Sales and marketing expenses	59,688	62,375
Compensation and benefits expenses	66,214	66,824
Processing expenses	285,317	195,666
Other general and administrative expenses	86,910	116,569
Total operating expenses	498,129	441,434
Operating income	60,745	10,554
Interest expense, net	1,386	1,457
Other (expense), net	(25,704)	(1,810)
Income before income taxes	33,655	7,287
Income tax expense	7,882	2,537
Net income	$25,773	$4,750

Basic earnings per common share:	$0.47	$0.09
Diluted earnings per common share	$0.47	$0.09
Basic weighted-average common shares issued and outstanding:	54,361	52,942
Diluted weighted-average common shares issued and outstanding:	55,282	53,270
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$25,773	$4,750
Other comprehensive income
Unrealized holding income (loss), net of tax	29,321	(679)
Reclassification of losses realized in net income, net of tax	18,392	—
Comprehensive income	$73,486	$4,071
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2024	54,227	$55	$408,010	$743,602	$(278,082)	$873,585
Common stock issued under stock plans, net of withholdings and related tax effects	646	—	(2,429)	—	—	(2,429)
Stock-based compensation	—	—	3,021	—	—	3,021
Net income	—	—	—	25,773	—	25,773
Other comprehensive income	—	—	—	—	47,713	47,713
Balance at March 31, 2025	54,873	$55	$408,602	$769,375	$(230,369)	$947,663

	Three Months Ended March 31, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
Common stock issued under stock plans, net of withholdings and related tax effects	342	—	(1,400)	—	—	(1,400)
Stock-based compensation	—	—	8,625	—	—	8,625
Net income	—	—	—	4,750	—	4,750
Other comprehensive loss	—	—	—	—	(679)	(679)
Balance at March 31, 2024	53,158	$53	$383,205	$775,054	$(287,666)	$870,646
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating activities
Net income	$25,773	$4,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	15,184	16,432
Amortization of intangible assets	5,200	5,664
Provision for uncollectible overdrawn accounts from purchase transactions	2,864	7,623
Provision for loan losses	11,127	4,788
Stock-based compensation	3,021	8,625
Losses in equity method investments	2,846	2,656
Realized loss on available-for-sale investment securities	24,497	—
Amortization of discount on available-for-sale investment securities	(513)	(563)
Impairment of long-lived assets	61	2,821
Other	(1,499)	(808)
Changes in operating assets and liabilities:
Accounts receivable, net	499	13,193
Prepaid expenses and other assets	1,720	17,033
Deferred expenses	257	142
Accounts payable and other accrued liabilities	11,988	5,786
Deferred revenue	(1,695)	(928)
Income tax receivable/payable	7,713	2,198
Other, net	(322)	(235)
Net cash provided by operating activities	108,721	89,177

Investing activities
Purchases of available-for-sale investment securities	(80,741)	—
Proceeds from maturities of available-for-sale securities	54,520	45,776
Proceeds from sales and calls of available-for-sale securities	287	95
Payments for property, equipment and internal-use software	(19,418)	(14,495)
Net changes in loans	(17,631)	(39,939)
Investment in TailFin Labs, LLC	—	(35,000)
Proceeds from other investments	—	39,118
Other investing activities	(474)	(81)
Net cash used in investing activities	(63,457)	(4,526)

Financing activities
Borrowings on notes payable	14,860	—
Borrowings on revolving line of credit	—	64,000
Repayments on revolving line of credit	—	(80,000)
Taxes paid related to net share settlement of equity awards	(2,429)	(1,400)
Net changes in deposits	159,766	451,961
Net changes in settlement assets and obligations to customers	(36,586)	(86,684)
Deferred financing costs	(422)	—
Net cash provided by financing activities	135,189	347,877

Net increase in unrestricted cash, cash equivalents and restricted cash	180,453	432,528
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,592,435	686,502
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,772,888	$1,119,030

Cash paid for interest	$2,112	$3,320
Cash paid for income taxes	$3	$202

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,772,845	$1,118,804
Restricted cash	43	226
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,772,888	$1,119,030
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2024 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our previously disclosed significant accounting policies during the three months ended March 31, 2025. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2025 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. We adopted this standard on January 1, 2025, which will expand our disclosures beginning with our annual consolidated financial statements for the year ended December 31, 2025, but will not have an impact on our consolidated financial results.
Accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disclosures about specific types of expenses included in the expense captions presented on the consolidated statement of operations, as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statement disclosures.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues
As discussed in Note 19 — Segment Information, we determine our operating segments based on how our chief operating decision maker manages our operations, makes operating decisions and evaluates operating performance. Within our segments, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors can be further illustrated based on the timing in which revenue for each of our products and services is recognized. Our products and services are only offered to customers within the United States and certain U.S. territories. The following tables disaggregate our revenues earned from external customers by each of our reportable segments:

	Three Months Ended March 31, 2025
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$69,258	$37,544	$112,440	$219,242
Transferred over time	23,830	293,367	806	318,003
Operating revenues (1)	$93,088	$330,911	$113,246	$537,245

	Three Months Ended March 31, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$70,864	$33,800	$106,043	$210,707
Transferred over time	27,143	200,641	786	228,570
Operating revenues (1)	$98,007	$234,441	$106,829	$439,277

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $2.3 million and $2.9 million in revenue for the three months ended March 31, 2025 and 2024, respectively, that were included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2025
Corporate bonds	$10,000	$—	$(30)	$9,970
Agency bond securities	238,184	—	(30,208)	207,976
Agency mortgage-backed securities	2,125,665	12	(262,288)	1,863,389
Municipal bonds	28,824	—	(5,875)	22,949
Total investment securities	$2,402,673	$12	$(298,401)	$2,104,284

December 31, 2024
Corporate bonds	$10,000	$—	$(110)	$9,890
Agency bond securities	240,628	—	(38,132)	202,496
Agency mortgage-backed securities	2,121,037	3	(323,467)	1,797,573
Municipal bonds	29,116	—	(6,273)	22,843
Total investment securities	$2,400,781	$3	$(367,982)	$2,032,802
As of March 31, 2025 and December 31, 2024, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2025
Corporate bonds	$—	$—	$9,970	$(30)	$9,970	$(30)
Agency bond securities	—	—	169,018	(30,208)	169,018	(30,208)
Agency mortgage-backed securities	85,489	(292)	1,096,475	(261,996)	1,181,964	(262,288)
Municipal bonds	—	—	22,949	(5,875)	22,949	(5,875)
Total investment securities	$85,489	$(292)	$1,298,412	$(298,109)	$1,383,901	$(298,401)

December 31, 2024
Corporate bonds	$—	$—	$9,890	$(110)	$9,890	$(110)
Agency bond securities	—	—	202,496	(38,132)	202,496	(38,132)
Agency mortgage-backed securities	15,311	(937)	1,781,301	(322,530)	1,796,612	(323,467)
Municipal bonds	—	—	22,843	(6,273)	22,843	(6,273)
Total investment securities	$15,311	$(937)	$2,016,530	$(367,045)	$2,031,841	$(367,982)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any credit-related impairment loss during the three months ended March 31, 2025 or 2024 on our available-for-sale investment securities. Unrealized losses as of March 31, 2025 and December 31, 2024 are the result of increases in interest rates relative to when they were purchased as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of March 31, 2025 and December 31, 2024 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
Except as disclosed below, we do not currently intend to sell our remaining investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
In April 2025, we sold certain available-for-sales securities in order to reposition the proceeds into higher yielding assets. As a result, we recorded a realized loss of $24.5 million for the three months ended March 31, 2025 because we no longer had the intent to hold the securities until recovery of their amortized cost bases. The losses were recorded as a reduction of the amortized cost basis for each security and are reflected as a component of other expense, net on our consolidated statements of operations.
As of March 31, 2025, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$102,067	$102,037
Due after one year through five years	86,247	80,042
Due after five years through ten years	117,226	99,530
Due after ten years	53,824	41,642
Mortgage and asset-backed securities	2,043,309	1,781,033
Total investment securities	$2,402,673	$2,104,284
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Trade receivables	$43,591	$35,426
Reserve for uncollectible trade receivables	(34)	—
Net trade receivables	43,557	35,426

Overdrawn accountholder balances from purchase transactions	6,257	5,827
Reserve for uncollectible overdrawn accounts from purchase transactions	(1,835)	(1,741)
Net overdrawn accountholder balances from purchase transactions	4,422	4,086

Accountholder fees	2,255	2,413
Receivables due from card issuing banks	1,628	1,757
Fee advances, net	4,507	46,588
Other receivables	72,275	41,737
Accounts receivable, net	$128,644	$132,007
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance, beginning of period	$1,741	$5,281
Provision for uncollectible overdrawn accounts from purchase transactions	2,864	7,623
Charge-offs	(2,770)	(8,761)
Balance, end of period	$1,835	$4,143

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2025
Residential	$—	$—	$—	$—	$7,400	$7,400
Commercial	—	—	—	—	2,571	2,571
Installment	—	—	—	—	6,247	6,247
Consumer	1,339	—	—	1,339	35,438	36,777
Secured credit card	485	597	2,022	3,104	4,967	8,071
Total loans	$1,824	$597	$2,022	$4,443	$56,623	$61,066

Percentage of outstanding	3.0%	1.0%	3.3%	7.3%	92.7%	100.0%

December 31, 2024
Residential	$1	$—	$—	$1	$6,874	$6,875
Commercial	—	—	—	—	2,585	2,585
Installment	—	933	—	933	4,506	5,439
Consumer	1,668	—	—	1,668	23,868	25,536
Secured credit card	700	700	2,536	3,936	5,132	9,068
Total loans	$2,369	$1,633	$2,536	$6,538	$42,965	$49,503

Percentage of outstanding	4.8%	3.3%	5.1%	13.2%	86.8%	100.0%
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
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other income and expenses on our consolidated statement of operations. As of March 31, 2025 and December 31, 2024, the fair value of the loans held for sale amounted to approximately $3.6 million and $3.8 million, respectively.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the criteria for classification as nonperforming.

	March 31, 2025	December 31, 2024
	(In thousands)
Residential	$31	$34
Secured credit card	2,022	2,536
Total loans	$2,053	$2,570

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2025		December 31, 2024
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$7,369	$31	$6,841	$34
Commercial	2,571	—	2,585	—
Installment	6,247	—	5,439	—
Consumer	36,777	—	25,536	—
Secured credit card	6,049	2,022	6,532	2,536
Total loans	$59,013	$2,053	$46,933	$2,570
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance, beginning of period	$17,542	$11,383
Provision for loans	11,127	4,788
Loans charged off	(6,347)	(5,859)
Recoveries of loans previously charged off	34	64
Balance, end of period	$22,356	$10,376
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
As of March 31, 2025 and December 31, 2024, our net investment in TailFin amounted to approximately $125.6 million and $128.4 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. Based on the terms of the agreement, we recorded equity in losses attributable to TailFin of approximately $2.8 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are recorded as a component of other expense, net on our consolidated statements of operations.
The following table presents summarized financial information of TailFin's statements of operations.

	March 31,
	2025	2024
	(In thousands)
Interest income	$1,269	$1,468
Sales and marketing expenses	(2,229)	(3,303)
Compensation and professional services	(1,798)	(1,295)
Net loss	$(2,758)	$(3,130)
Refer to Note 20 - Subsequent Event for additional disclosure regarding our relationship with Walmart and our investment in Tailfin.
Other equity method investments
Our equity method investments also include an investment held by our bank, which amounted to $3.2 million as of March 31, 2025 and December 31, 2024. Equity in earnings from this investment for the three months ended March 31, 2025 and 2024 were not significant.
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposit accounts	$4,015,312	$3,905,603
Interest-bearing deposit accounts
Checking accounts	135,172	89,256
Savings	7,179	6,270
Secured card deposits	3,517	3,659
Time deposits, denominations greater than or equal to $250	3,151	2,132
Time deposits, denominations less than $250	2,542	3,600
Total interest-bearing deposit accounts	151,561	104,917
Total deposits	$4,166,873	$4,010,520

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2025
(In thousands)
Due in 2025	$2,313
Due in 2026	843
Due in 2027	1,144
Due in 2028	707
Due in 2029	686
Total time deposits	$5,693
Note 9—Debt
Senior Unsecured Notes
In 2024 and 2025, we issued and sold senior unsecured notes (the "Notes") in an aggregate principal amount of $65 million, including $15 million during the three months ended March 31, 2025. The Notes have a five-year term, maturing September 15, 2029. The principal amounts bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears.
Prior to March 15, 2029, we may redeem at our option, the Notes in whole or in part at any time at a redemption price equal to 100% of the outstanding principal amount to be redeemed, together with accrued but unpaid interest thereon, plus a make-whole amount. On and after March 15, 2029, we may redeem the Notes at 100% of the principal amount, plus accrued and unpaid interest thereon.
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of March 31, 2025, we were in compliance with all affirmative and negative non-financial covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

	March 31, 2025	December 31, 2024
	(In thousands)
Senior unsecured notes	$65,000	$50,000
Less: Unamortized discount and issuance costs	(1,758)	(1,474)
Notes payable, net of unamortized discount and issuance costs	$63,242	$48,526
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of March 31, 2025.
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
We incurred total cash interest expense on our debt during the three months ended March 31, 2025 and 2024 of approximately $1.2 million and $1.4 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes
For the three months ended March 31, 2025, we utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate our interim income tax provision, as allowed by ASC 740-270-30-18, "Income Taxes – Interim Reporting." We determined we could not use the estimated annual effective tax rate method as we could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in our forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax income in interim periods.
Income tax expense for the three months ended March 31, 2025 and 2024 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	(1.4)
Foreign tax rate differential	(0.2)	(1.5)
General business credits	(1.1)	(11.5)
IRC 162(m) limitation	(2.9)	(3.6)
Stock-based compensation	3.8	22.7
Bank owned life insurance income	(1.0)	(2.9)
Bank owned life insurance surrender	—	9.3
Nondeductible expenses	0.3	2.6
Other	0.1	0.1
Effective tax rate	23.4%	34.8%
The effective tax rate for the three months ended March 31, 2025 and 2024 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, nondeductible expenses, cash surrender value growth in bank owned life insurance policies, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net decrease in the effective tax rate for the three months ended March 31, 2025 from the prior year comparable period was due to several factors, including a decrease of $0.7 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a $0.3 million decrease in tax expense associated with shortfalls from stock-based compensation, a $0.1 million decrease in tax expense due to nondeductible expenses, a decrease of $0.7 million related to our bank owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies completed in 2024, and the impact of general business credits. These decreases were partially offset by an increase of $1.3 million in state income taxes, net of federal benefits.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the three months ended March 31, 2025 and 2024, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2025, we have a valuation allowance recorded against a portion of our unrealized loss on equity securities as we believe it is more-likely-than-not that the tax benefits related to this portion of the loss will not be realized. As of March 31, 2024, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service (the "IRS"), and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2024. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of March 31, 2025. We do not expect that this examination will have a material impact on our consolidated financial statements.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
As of March 31, 2025, we had federal net operating loss carryforwards of approximately $11.1 million, state net operating loss carryforwards of approximately $120.1 million, and capital loss carryforwards of approximately $0.1 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2030 and 2034. Of our total state net operating loss carryforwards, approximately $62.6 million will expire between 2028 and 2044, while the remaining balance of approximately $57.5 million does not expire and carries forward indefinitely. The capital loss carryforwards will expire in 2028. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $22.7 million that can be carried forward indefinitely and other state business tax credits of approximately $0.3 million that will begin expiring on December 31, 2025 and continue to expire through December 31, 2027.
As of March 31, 2025 and December 31, 2024, we had a liability of $13.9 million and $12.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning balance	$12,541	$12,109
Increases related to positions taken during prior years	1,314	1,380
Ending balance	$13,855	$13,489

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$13,301	$12,980
As of March 31, 2025 and 2024, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.8 million and $1.4 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of March 31, 2025, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the three months ended March 31, 2025.
Note 12—Stock-Based Compensation
We currently grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $3.0 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the three months ended March 31, 2025:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2024	3,077	$12.23
Restricted stock units granted	2,232	7.81
Restricted stock units vested	(953)	14.45
Restricted stock units canceled	(277)	11.58
Outstanding at March 31, 2025	4,079	$9.33

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the three months ended March 31, 2025 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2024	1,569	$12.73
Performance restricted stock units granted	111	7.83
Performance restricted stock units canceled	(864)	12.49
Outstanding at March 31, 2025	816	$12.32
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
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share ("EPS") was as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$25,773	$4,750
Denominator:
Weighted-average Class A shares issued and outstanding	54,361	52,942
Basic earnings per Class A common share	$0.47	$0.09

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$25,773	$4,750
Denominator:
Weighted-average Class A shares issued and outstanding	54,361	52,942
Dilutive potential common shares:
Service-based restricted stock units	863	259
Performance-based restricted stock units	6	4
Employee stock purchase plan	52	65
Diluted weighted-average Class A shares issued and outstanding	55,282	53,270
Diluted earnings per Class A common share	$0.47	$0.09
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share (continued)
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	1,009
Service-based restricted stock units	602	1,278
Performance-based restricted stock units	717	141
Total	1,319	2,428
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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024.
As of March 31, 2025 and December 31, 2024, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2025	(In thousands)
Assets
Investment securities:
Corporate bonds	$—	$9,970	$—	$9,970
Agency bond securities	—	207,976	—	207,976
Agency mortgage-backed securities	—	1,863,389	—	1,863,389
Municipal bonds	—	22,949	—	22,949
Loans held for sale	—	—	3,594	3,594
Total assets	$—	$2,104,284	$3,594	$2,107,878

December 31, 2024
Assets
Investment securities:
Corporate bonds	$—	$9,890	$—	$9,890
Agency bond securities	—	202,496	—	202,496
Agency mortgage-backed securities	—	1,797,573	—	1,797,573
Municipal bonds	—	22,843	—	22,843
Loans held for sale	—	—	3,849	3,849
Total assets	$—	$2,032,802	$3,849	$2,036,651
We based the fair value of our fixed income securities held as of March 31, 2025 and December 31, 2024 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2025 or 2024.
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
Investment Securities
The fair values of investment securities have been derived using methodologies referenced in Note 2–Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024. Under the fair value hierarchy, our investment securities are classified as Level 2.
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
Debt
The fair value of the Notes is based on borrowing rates currently available to a market participant for loans with similar terms, maturity and credit risk. The carrying amount of our outstanding Notes at March 31, 2025 approximates fair value because the interest rate charged is commensurate with current market rates for issuers of similar risk. The fair value of the Notes are classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at March 31, 2025 and December 31, 2024 are presented in the table below.

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$38,710	$38,445	$31,961	$31,705

Financial Liabilities
Deposits	$4,166,873	$4,166,560	$4,010,520	$4,010,185

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases
Our leases consist of operating lease agreements principally related to our subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of approximately 2 years to 8 years, most of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $0.9 million for each of the three months ended March 31, 2025 and 2024. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

March 31, 2025

Cash paid for operating lease liabilities (in thousands)	$1,034
Weighted average remaining lease term (years)	4.08
Weighted average discount rate	4.0%
Maturities of our operating lease liabilities as of March 31, 2025 are as follows:

Operating Leases
(In thousands)
Remainder of 2025	$2,869
2026	3,234
2027	3,204
2028	1,673
2029	271
Thereafter	904
Total	12,155
Less: imputed interest	(2,007)
Total lease liabilities	$10,148
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
Revenues derived from our products sold at retail distributors constituting at least 10% of our total operating revenues were as follows:

	Three Months Ended March 31,
	2025	2024
Walmart	7%	10%
In addition, approximately 56% and 46% of our total operating revenues for the three months ended March 31, 2025 and 2024, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
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
The following tables present key financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31, 2025
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$95,256	$341,991	$110,247	$8,470	$555,964
Segment expenses (1)
Sales and marketing expenses (2)	33,298	4,016	21,403	—	58,717
Processing expenses (3)	9,182	265,516	722	—	275,420
Transaction losses and fraud management (4)	14,350	25,813	7,625	—	47,788
Customer support and related expenses (5)	4,794	19,494	1,397	—	25,685
Compensation and benefits expenses (6)	—	—	—	32,500	32,500
Other segment items (7)	—	—	2,274	23,021	25,295
Total segment expenses	61,624	314,839	33,421	55,521	465,405
Segment profit	$33,632	$27,152	$76,826	$(47,051)	$90,559

	Three Months Ended March 31, 2024
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$100,612	$241,200	$103,150	$2,461	$447,423
Segment expenses (1)
Sales and marketing expenses (2)	32,757	3,326	24,871	—	60,954
Processing expenses (3)	9,214	177,242	467	—	186,923
Transaction losses and fraud management (4)	21,581	32,423	7,868	—	61,872
Customer support and related expenses (5)	3,801	9,926	1,355	—	15,082
Compensation and benefits expenses (6)	—	—	—	34,416	34,416
Other segment items (7)	—	—	2,742	26,202	28,944
Total segment expenses	67,353	222,917	37,303	60,618	388,191
Segment profit	$33,259	$18,283	$65,847	$(58,157)	$59,232

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

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

The reconciliations of total segment revenues to total operating revenues are presented below:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total segment revenues	$555,964	$447,423
Embedded finance commissions and processing expenses	4,427	5,100
Other income	(1,517)	(535)
Total operating revenues	$558,874	$451,988
Segment revenue adjustments represent commissions and certain processing-related costs associated with our embedded finance products and services, which are netted against revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.
The reconciliations of segment profit to income before incomes taxes are presented below:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total segment profit	$90,559	$59,232

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	15,184	16,432
Stock based compensation and related employer taxes	3,443	8,706
Amortization of acquired intangible assets	5,200	5,664
Impairment charges	61	6,405
Legal settlement expenses	937	5,880
Other expense	4,989	5,591
Operating income	60,745	10,554
Interest expense, net	1,386	1,457
Other (expense), net	(25,704)	(1,810)
Income before income taxes	$33,655	$7,287

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Subsequent Event
On April 29, 2025, we entered into an amendment which provides for us to continue serving as the issuing bank and program manager for the Walmart MoneyCard suite of reloadable debit card products, and entered into additional amendments pursuant to which we distribute our various products and services, including certain Green Dot-branded products and reload services through the Green Dot Network, at Walmart stores (collectively, the “Agreements”). The amended term of the Agreements expires on January 31, 2033, subject to an automatic one-year renewal provision under the terms of the arrangements. In consideration of the amended Agreements, we and the assignee of Walmart Inc. and its subsidiary parties, RNBW Ventures Inc., (“RNBW”), agreed to cause TailFin to pay RNBW a one-time, non-refundable incentive payment in the amount of $70 million, which we anticipate will be reflected as a component of equity in losses attributable to TailFin during the second quarter of 2025.

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
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Consumer Services, 2) Business to Business ("B2B") Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to our 2024 Annual Report on Form 10-K "Part I, Item 1. Business" for more detailed information about our operations and Note 19—Segment Information in the notes to the accompanying unaudited consolidated financial statements.
Recent Developments
In March 2025, we announced that we had initiated a process to explore potential strategic alternatives. No assurances can be given as to the outcome or timing of the strategic review process, including without limitation that such process will result in a transaction or that any transaction, if pursued, will be successfully completed. We do not intend to disclose further developments regarding the process unless and until it is determined that further disclosure is appropriate.
We also announced in March 2025 the commencement of a CEO transition process, pursuant to which George Gresham ceased serving as our President and Chief Executive Officer, and as a member of our Board of Directors, and William I Jacobs, our Chairperson of the Board, was appointed to serve as our interim Chief Executive Officer, and Chris Ruppel, our Chief Revenue Officer, was appointed to serve as our interim President.

Consolidated Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Total operating revenues	$558,874	$451,988	$106,886	23.6%
Total operating expenses	498,129	441,434	56,695	12.8%
Net income	25,773	4,750	21,023	442.6%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.
Total operating revenues
Our total operating revenues for the three months ended March 31, 2025 increased $106.9 million or 24%, over the prior year comparable period, driven primarily by higher revenues in our B2B Services segment and to a lesser extent in our Money Movement Services segment, partially offset by lower revenues earned in our Consumer Services segment. Continued growth of certain BaaS partner programs generated an increase in our total gross dollar volume and number of consolidated active accounts for the three months ended March 31, 2025 of 21% and 2%, respectively, which increased our total operating revenues year-over-year. However, as discussed below, our total operating revenues were negatively impacted by unfavorable trends and factors in our deposit account programs, driving, among other things, a reduction of approximately 3% to each of our purchase volume and number of cash transfers for the three months ended March 31, 2025, as compared to the prior year period.
In our Consumer Services segment, revenues decreased during the three months ended March 31, 2025 by 5% from the prior year comparable period. Our gross dollar volume and purchase volume each declined by 6% for the three months ended March 31, 2025, and the number of active accounts and direct deposit accounts declined by 7% and 11%, respectively. We believe these decreases in our Consumer Services segment are attributable to several factors, including macro-economic factors affecting consumer behavior and other competitive trends that have impacted acquisition at retail locations, and the non-renewal of one of our retail partner programs in a prior period. These factors had a corresponding impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, ATM fees and interchange fees. Revenues within this segment were also adversely impacted by a decrease in breakage revenue on our gift card portfolios for the comparable period.
In our B2B Services segment, revenues increased during the three months ended March 31, 2025 by 42% over the prior year comparable period. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased by 26%, and to a lesser extent, growth in purchase volume, which increased by 3%, and the number of active accounts for the three months ended March 31, 2025, which increased by 13%. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
In our Money Movement Services segment, revenues increased during the three months ended March 31, 2025 by 7% from the prior year comparable period. This increase in revenue was driven primarily by an increase in our tax processing revenues. Although the number of tax refunds processed decreased by 14% for the three months ended March 31, 2025, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs and a favorable mix-shift in the distribution channel in which the tax refund was processed. The decrease in the number of tax refunds processed is principally attributable to our online tax preparation partners. The increase in tax processing revenues was partially offset by a 3% decline in the number of cash transfers processed for the three months ended March 31, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs. We continued to experience an increase in the number of cash transfers processed for third-party programs, which has grown steadily on a year-over-year basis, and represented the majority of our total cash transfers as of March 31, 2025.
Revenues within our Corporate and Other segment were driven primarily by net interest income earned by Green Dot Bank, which increased by 70% for the three months ended March 31, 2025, over the prior year comparable period. The increase in net interest income was primarily the result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).

Total operating expenses
Our total operating expenses for the three months ended March 31, 2025 increased $56.7 million, or 13%, over the prior year comparable period. The increase in our total operating expenses was driven primarily by an increase in processing expenses within our B2B Services segment, partially offset by a decrease in other general and administrative expenses, sales and marketing expenses and to a lesser extent, a decrease in compensation and benefits expenses, each as discussed in more detail below.
The increase in our processing expenses for the three months ended March 31, 2025 was driven primarily by the growth in gross dollar volume associated with certain BaaS account programs within our B2B Services segment discussed above. This increase was partially offset by lower other general and administrative expenses, which decreased during the three months ended March 31, 2025 primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, the settlement payment and impairment charges related to the termination of our partnership agreement to develop a new core banking system that were incurred in the first quarter of 2024 that did not recur in the current period, and lower professional services fees related to our anti-money laundering ("AML") programs, due to the completion of certain initiatives. Our sales and marketing expenses also decreased, principally due to a decrease in revenue-sharing arrangements in our tax processing business, partially offset by an increase in sales commissions from higher revenues on products subject to tiered revenue-sharing agreements in our Consumer Services segment. To a lesser extent, total operating expenses decreased due to a decrease in compensation and benefits expenses, driven primarily by a decrease in employee stock-based compensation due to forfeitures of awards from certain employees and severance benefits not recurring at the same magnitude in the current period as a result of our reduction in employee workforce in the comparable prior year period, partially offset by an increase in third-party call center support costs associated with the growth of the BaaS account programs discussed above.
Income taxes
Our income tax expense for the three months ended March 31, 2025 increased by $5.3 million, or 211%, from the prior year comparable period primarily due to an increase in our pre-taxable income, partially offset by a decrease in our effective tax rate. Our effective tax rate for the three months ended March 31, 2025 was 23.4%, a decrease from 34.8% for the prior year comparable period. The decrease in our effective tax rate was due to several factors, including the impact of general business credits, tax benefits from bank owned life insurance policies, a decrease in tax expense associated with shortfalls from stock-based compensation, a decrease in tax expense from nondeductible expenses, a reduction in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation, and a reduction of the incremental taxes and penalties ("surrender penalties") we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies completed in 2024. These decreases in our effective tax rate were partially offset by an increase in state income taxes expense, net of federal benefits.
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
Outlook and Other Trends Affecting Our Business
While we are still experiencing a difficult macro-economic environment, competitive headwinds and other factors that have contributed to declining trends in our consolidated operating results in recent periods, excluding any impact from our strategic review process, we expect our results of operations will stabilize on a year-over-year basis in 2025 based on our anticipated initiatives and cost reduction measures we have implemented.
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on, among other things, accelerating our ability to onboard new partners in our B2B Services and Money Movement segments, adding new features and functionality to our Arc platform, cost-effectively re-engaging in strategic marketing initiatives in support of our GO2bank product and other initiatives across our account programs with the objective of returning to active account growth.
We have seen reductions in our processing expenses from our processor conversion and expect the implementation of our card management platform will allow us to continue to realize reductions in our processing expenses as we seek to expand account programs. In March 2025, we also initiated a re-alignment of teams and resources across the enterprise in a continual effort to better support our strategic priorities and growth channels, and to improve our operating efficiency. We expect this re-alignment to further improve our cost structure year-over-year.
Despite the meaningful reductions to our cost structure we have achieved across our organization through our various initiatives, we are incurring increased expenses in other areas as we conduct our strategic review process, incur or accrue for additional retention and interim officer compensation expenses and incur additional expenses in connection with our ongoing investments in our AML program, including improvements to our compliance controls, policies and procedures. We believe investments in our AML program will ultimately help us to continue to remediate matters identified in the Consent Order from the previous year, reduce our fraud losses over the long term and cost-efficiently scale our compliance and regulatory programs as we look to grow our business.
In September 2024, the Federal Reserve decreased interest rates by 50 basis points, the first rate cut in over four years, and further reduced interest rates by an additional 50 basis points during the fourth quarter of 2024. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while higher short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. However, we are also beginning to shift a portion of our investment securities portfolio into variable rate debt securities to improve net yields and balance the effect of our interest sharing arrangements with BaaS partners.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended March 31,
	2025	2024	Change	%
	(In millions, except percentages)
Gross dollar volume	$37,252	$30,755	$6,497	21.1%
Number of active accounts*	3.58	3.51	0.07	2.0%
Purchase volume	$5,113	$5,274	$(161)	(3.1)%
Number of cash transfers	7.51	7.77	(0.26)	(3.3)%
Number of tax refunds processed	7.98	9.28	(1.3)	(14.0)%
* Represents the number of active accounts as of March 31, 2025 and 2024, respectively.
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
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Our effective income tax rate may differ from the 21% U.S. federal statutory rate due to a number of factors, including state income taxes, general business credits, non-deductible expenses and penalties, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, audit developments, and legislative changes. See Note 10—Income Taxes to the Consolidated Financial Statements included herein for a discussion of the significant tax differences that impacted our effective tax rate.
Critical Accounting Estimates
There have been no material changes during the three months ended March 31, 2025 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of Consolidated Results for the Three Months Ended March 31, 2025 and 2024
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$375,953	67.2%	$281,503	62.3%
Cash processing revenues	113,373	20.3	106,806	23.6
Interchange revenues	47,919	8.6	50,968	11.3
Interest income, net	21,629	3.9	12,711	2.8
Total operating revenues	$558,874	100.0%	$451,988	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $376.0 million for the three months ended March 31, 2025, an increase of $94.5 million, or 34%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in accountholder fees, such as monthly maintenance fees and ATM fees, as a result of a decline in active accounts in our Consumer Services segment during the current period, and lower breakage revenue on our gift card portfolio.
Cash Processing Revenues — Cash processing revenues totaled $113.4 million for the three months ended March 31, 2025, an increase of $6.6 million, or 6%, from the comparable prior year period. Although the number of tax refunds processed decreased by 14% during the three months ended March 31, 2025, our tax processing revenues increased from the expansion of our taxpayer advance program and a favorable mix-shift in the distribution channel in which the tax refund was processed. The decrease in the number of tax refunds processed is principally attributable to our online tax preparation partners. The increase in tax processing revenues was partially offset by a 3% decline in the number of cash transfers processed during the three months ended March 31, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment.
Interchange Revenues — Interchange revenues totaled $47.9 million for the three months ended March 31, 2025, a decrease of $3.1 million, or 6%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 3% during the three months ended March 31, 2025, as well as a lower effective interchange rate earned for the comparable periods. Our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates. In addition, our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $21.6 million for the three months ended March 31, 2025, an increase of $8.9 million, or 70%, from the comparable prior year period. The increase in net interest income was primarily the result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$59,688	10.7%	$62,375	13.8%
Compensation and benefits expenses	66,214	11.8	66,824	14.8
Processing expenses	285,317	51.1	195,666	43.3
Other general and administrative expenses	86,910	15.6	116,569	25.8
Total operating expenses	$498,129	89.2%	$441,434	97.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $59.7 million for the three months ended March 31, 2025, a decrease of $2.7 million, or 4%, from the comparable prior year period. This decrease was primarily driven by a decrease in revenue-sharing arrangements in our tax processing business, partially offset by an increase in sales commissions from higher revenues on products subject to tiered revenue-sharing agreements in our Consumer Services segment.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $66.2 million for the three months ended March 31, 2025, a decrease of $0.6 million, or 1%, from the comparable prior year period. The decrease was driven primarily by a decrease in employee stock-based compensation due to forfeitures of awards from certain employees and severance benefits not recurring at the same magnitude in the current period as a result of our reduction in employee workforce in the comparable prior year period, partially offset by an increase in third-party call center support costs associated with the growth of the BaaS account programs within our B2B Services segment.
Processing Expenses — Processing expenses totaled $285.3 million for the three months ended March 31, 2025, an increase of $89.6 million, or 46%, from the comparable prior year period. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $86.9 million for the three months ended March 31, 2025, a decrease of $29.7 million, or 25%, from the comparable prior year period. This decrease was primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, the settlement payment and impairment charges related to the termination of our partnership agreement to develop a new core banking system that were incurred in the first quarter of 2024 that did not recur in the current period, and lower professional services fees related to our AML programs, due to the completion of certain initiatives.
Other Expense, net
Other expense, net totaled $25.7 million for the three months ended March 31, 2025, an increase of $23.9 million, from the prior year comparable period. In April 2025, we sold certain available-for-sales securities in order to reposition the proceeds into higher yielding assets. As a result, we recorded a realized loss of $24.5 million for the three months ended March 31, 2025 because we no longer had the intent to hold the securities until recovery of their amortized cost bases. This increase was partially offset by a decrease in equity method losses in TailFin Labs, LLC due to lower marketing expenses, and higher income earned from bank-owned life insurance policies.

Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.4	(1.4)
Foreign tax rate differential	(0.2)	(1.5)
General business credits	(1.1)	(11.5)
Stock-based compensation	3.8	22.7
IRC 162(m) limitation	(2.9)	(3.6)
Bank owned life insurance income	(1.0)	(2.9)
Bank owned life insurance surrender	—	9.3
Nondeductible expenses	0.3	2.6
Other	0.1	0.1
Effective tax rate	23.4%	34.8%
Our income tax expense totaled $7.9 million for the three months ended March 31, 2025, representing an increase of $5.3 million, or 211%, from the prior year comparable period, primarily due to an increase in our taxable income, partially offset by a decrease in our effective tax rate.
The decrease in our effective tax rate for the three months ended March 31, 2025 from the prior year comparable period was due to several factors, including the impact of general business credits, an increase of $0.1 million in tax benefits from bank owned life insurance policies, a decrease of $0.3 million in the tax expense associated with shortfalls from stock-based compensation, a decrease of $0.7 million in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation, a decrease of $0.1 million in tax expense due to nondeductible expenses, and a decrease of $0.7 million related to our bank owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies completed in 2024. These decreases in our effective tax rate were partially offset by an increase in state income taxes expense, net of federal benefits of $1.3 million for the three months ended March 31, 2025 .
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$95,256	$100,612	$(5,356)	(5.3)%
Segment expenses	61,624	67,353	(5,729)	(8.5)%
Segment profit	$33,632	$33,259	$373	1.1%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$4,238	$4,500	$(262)	(5.8)%
Number of active accounts*	1.80	1.93	(0.13)	(6.7)%
Direct deposit active accounts*	0.41	0.46	(0.05)	(10.9)%
Purchase volume	$3,127	$3,339	$(212)	(6.3)%
* Represents total number of active and direct deposit active accounts as of March 31, 2025 and 2024, respectively.

As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2025	2024
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$4,238	$4,060	$3,983	$4,014	$4,500
Number of active accounts *	1.80	1.88	1.78	1.76	1.93
Direct deposit active accounts *	0.41	0.43	0.44	0.45	0.46
Purchase volume	$3,127	$3,082	$2,904	$3,036	$3,339
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within Consumer Services for the three months ended March 31, 2025 decreased $5.4 million, or 5%, from the prior year comparable period, while our segment expenses for the three months ended March 31, 2025 decreased by $5.7 million, or 9%.
Our gross dollar volume and purchase volume each declined by 6% for the three months ended March 31, 2025, and the number of active accounts and direct deposit accounts declined by 7% and 11%, respectively, from the comparable prior year period, primarily due to each of the factors discussed above in "Overview." These factors include macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted acquisition at retail locations, as well as the non-renewal of one of our retail partner programs in a prior period. Our gross dollar volume and purchase volume decreased year-over-year by similar levels during the three months ended March 31, 2025 for the same reasons discussed above. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, ATM fee revenues and interchange revenues decreased year-over-year. In addition, our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates, as well as a decrease in breakage revenue on our gift card portfolios for the comparable period.
Segment expenses for the three months ended March 31, 2025 decreased from the comparable prior year period primarily due a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, partially offset by an increase in sales commissions from higher revenues on products subject to tiered revenue-sharing agreements. Overall, segment profit increased for the three months ended March 31, 2025 by approximately 1%, from the prior year comparable period.
B2B Services
The results of operations and key metrics of our B2B Services segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$341,991	$241,200	$100,791	41.8%
Segment expenses	314,839	222,917	91,922	41.2%
Segment profit	$27,152	$18,283	$8,869	48.5%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$33,014	$26,255	$6,759	25.7%
Number of active accounts*	1.78	1.58	0.20	12.7%
Purchase volume	$1,986	$1,935	$51	2.6%
* Represents total number of active accounts as of March 31, 2025 and 2024, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2025	2024
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$33,014	$31,222	$29,490	$28,116	$26,255
Number of active accounts*	1.78	1.79	1.68	1.65	1.58
Purchase volume	$1,986	$2,070	$1,983	$1,976	$1,935
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three months ended March 31, 2025 increased $100.8 million, or 42%, compared to the prior year period, while our segment expenses for the three months ended March 31, 2025 increased $91.9 million, or 41%.
Our gross dollar volume, purchase volume, and number of active accounts increased during the three months ended March 31, 2025 by 26%, 3%, and 13%, respectively, from the prior year comparable period. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume from these BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
Segment expenses increased for the three months ended March 31, 2025 from the comparable prior year period, principally due to higher processing expenses associated with the growth of certain BaaS account programs, as well as higher third-party call center support costs as a result of an increase in gross dollar volume and the number of active accounts, partially offset by lower transaction losses due to favorable reductions in our dispute loss rates. As a result of these factors, our segment profit increased for the three months ended March 31, 2025 by approximately 49%, from the prior year comparable period. Segment profit margin increased year-over-year from improvement in our cost structure, although it was limited because certain BaaS partnerships were structured based largely on a fixed profit and, therefore, our segment profit for certain arrangements will not scale with revenue growth.
Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$110,247	$103,150	$7,097	6.9%
Segment expenses	33,421	37,303	(3,882)	(10.4)%
Segment profit	$76,826	$65,847	$10,979	16.7%

Key Metrics	(In millions, except percentages)
Number of cash transfers	7.51	7.77	(0.26)	(3.3)%
Number of tax refunds processed	7.98	9.28	(1.30)	(14.0)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2025	2024
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	7.51	8.14	8.22	8.15	7.77
Number of tax refunds processed	7.98	0.15	0.19	4.20	9.28
Segment revenues within our Money Movement services for the three months ended March 31, 2025 increased $7.1 million, or 7%, from the comparable prior year period, while segment expenses for the three months ended March 31, 2025 decreased $3.9 million, or 10%.

The increase in segment revenues for the three months ended March 31, 2025 was driven by higher tax processing revenues despite a lower number of tax refunds processed, due to the expansion of our taxpayer advance program and a favorable mix-shift in the distribution channel in which the tax refund was processed. partially offset by lower cash transfer revenues. The decrease in the number of tax refunds processed is principally attributable to our online tax preparation partners. These increases were partially offset by a 3% decline in the number of cash transfers processed during the three months ended March 31, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs.
Segment expenses decreased during the three months ended March 31, 2025 primarily due to a decrease in revenue-sharing arrangements in our tax processing business.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$8,470	$2,461	$6,009	244.2%
Unallocated corporate expenses and inter-segment eliminations	55,521	60,618	(5,097)	(8.4)%
Total	$(47,051)	$(58,157)	$11,106	(19.1)%
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
Revenues within our Corporate and Other segment were driven primarily by an increase in net interest income, which increased by 70% for the three months ended March 31, 2025, from the prior year comparable period. Net interest income increased as a result of an increase in cash from deposit programs with our partners and yields earned at the Federal Reserve, partially offset by the portion of interest shared with certain BaaS partners (a reduction of revenue).
Unallocated corporate expenses for the three months ended March 31, 2025 decreased by approximately 8%, over the prior year comparable period. The decreases were primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, and lower professional services fees related to our AML programs, due to the completion of certain initiatives.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total cash provided by (used in)
Operating activities	$108,721	$89,177
Investing activities	(63,457)	(4,526)
Financing activities	135,189	347,877
Increase in unrestricted cash, cash equivalents and restricted cash	$180,453	$432,528
For the three months ended March 31, 2025 and 2024, we financed our operations primarily through our cash flows provided by operating activities, customer funds held on deposit and borrowings from our senior unsecured notes. As of March 31, 2025, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.8 billion. We also consider our $2.1 billion of available-for-sale investment securities to be highly liquid instruments.
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
Cash Flows from Operating Activities
Our $108.7 million of net cash provided by operating activities during the three months ended March 31, 2025 was the result of $25.8 million of net income, adjusted for certain non-cash operating items of $62.8 million and increases in net changes in our working capital assets and liabilities of $20.2 million.
Our $89.2 million of net cash provided by operating activities during the three months ended March 31, 2024 was the result of $4.8 million of net income, adjusted for certain non-cash operating items of $47.2 million and increases in net changes in our working capital assets and liabilities of $37.2 million.
Cash Flows from Investing Activities
Our $63.5 million of net cash used in investing activities during the three months ended March 31, 2025 was primarily due to purchases of available-for-sale securities, net of maturities and sales, of $25.9 million, the acquisition of property and equipment of $19.4 million and net changes in loans of $17.6 million.
Our $4.5 million of net cash used in investing activities during the three months ended March 31, 2024 was primarily due to capital contributions related to the payment of the final installment of our investment commitment to TailFin Labs, LLC of $35.0 million, net changes in loans of $39.9 million, and the acquisition of property and equipment of $14.5 million, partially offset by net proceeds from maturities of available-for-sale securities of $45.9 million and the surrender of a portion of our bank-owned life insurance policies of $39.1 million.
Cash Flows from Financing Activities
Our $135.2 million of net cash provided by financing activities during the three months ended March 31, 2025 was principally the result of a net increase in customer deposits of $159.8 million partially offset by a net decrease in obligations to customers of $36.6 million. Refer to additional discussion below for our borrowings and repayments of debt.
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

Other Sources of Liquidity
Senior Unsecured Notes
In 2024 and 2025, we issued and sold senior unsecured notes (the "Notes") in an aggregate principal amount of $65 million. The Notes have a five-year term, maturing September 15, 2029. The principal amounts bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes.
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of March 31, 2025.
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
Material Cash Requirements
While the overall macro-economic environment, the effect of high inflation and interest rates, and other factors described in "Outlook and Other Trends Affecting Our Business" above have created economic uncertainty and impacted how we manage our liquidity and capital resources, we intend to continue to invest in growth and cost efficiency initiatives in the normal course of business until we reach a conclusion regarding the process we recently initiated to explore potential strategic alternatives. The amount and timing of these investments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure in order to scale and operate effectively to meet our strategic objectives. We expect our capital expenditures in 2025 to be lower compared to our capital expenditures in the prior year, but at similar levels compared to our annual investments in recent years. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
We have used cash to acquire businesses and technologies and we anticipate that we may continue to do so in the future. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.
Additionally, we have made and may further make periodic cash contributions to our subsidiary bank, Green Dot Bank, to maintain its capital, leverage and other financial commitments at levels we have agreed to with our regulators. We may need to increase the size of our cash contributions to Green Dot Bank to maintain its capital, leverage and other financial commitments.
Contractual Obligations
There have been no material changes during the three months ended March 31, 2025 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
As of March 31, 2025 and December 31, 2024, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. To be categorized as "well-capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since March 31, 2025 which management believes would have changed our category as "well-capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well-capitalized" minimum capital amounts and ratios at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$792,797	15.1%	4.0%	n/a
Common equity Tier 1 capital	$792,797	43.2%	4.5%	n/a
Tier 1 capital	$792,797	43.2%	6.0%	6.0%
Total risk-based capital	$819,276	44.6%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$388,585	7.6%	4.0%	5.0%
Common equity Tier 1 capital	$388,585	29.2%	4.5%	6.5%
Tier 1 capital	$388,585	29.2%	6.0%	8.0%
Total risk-based capital	$395,390	29.7%	8.0%	10.0%

	December 31, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$760,571	15.0%	4.0%	n/a
Common equity Tier 1 capital	$760,571	42.6%	4.5%	n/a
Tier 1 capital	$760,571	42.6%	6.0%	6.0%
Total risk-based capital	$782,207	43.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$362,697	7.3%	4.0%	5.0%
Common equity Tier 1 capital	$362,697	28.2%	4.5%	6.5%
Tier 1 capital	$362,697	28.2%	6.0%	8.0%
Total risk-based capital	$370,207	28.8%	8.0%	10.0%

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
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") decreased the federal funds target rate in September 2024 to a range of 4.75%-5.0%, the first rate cut in over four years, and further reduced interest rates by an additional 50 basis points during the fourth quarter of 2024. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. However, we are also beginning to shift a portion of our investment securities portfolio into variable rate debt securities to improve net yields and balance the effect of our interest sharing arrangements with BaaS partners.
In 2024 and 2025, we issued and sold Notes in an aggregate principal amount of $65 million. The principal amounts of the Notes bear interest at a fixed rate of 8.75% per annum, payable semi-annually in arrears and maturing in September 2029. Refer to Note 9 — Debt to the Consolidated Financial Statements included herein for additional information. Should we require additional liquidity, our borrowings are expected to be at then current market rates of interest and may expose us to interest rate risk. Although any short-term borrowings would likely be insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates.
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
ITEM 4. Controls and Procedures
Disclosure controls and procedures — Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 13d-15(e)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
Limitations on Effectiveness of Controls — Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II
ITEM 1. Legal Proceedings
Refer to Note 17 — Commitments and Contingencies to the Consolidated Financial Statements included herein for information regarding our legal proceedings, which information is incorporated into this Item 1 by reference.
ITEM 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS
Our exploration of strategic alternatives could adversely affect our business and our stock price.
On March 10, 2025, we announced that our Board of Directors had initiated a process to explore potential strategic alternatives. The initiation of such process creates risks and uncertainties as to the outcome and timing thereof, including our potential inability to consummate any proposed strategic alternative resulting from the process due to, among other things, market, regulatory and other factors. We expect to incur additional operating expenses and may experience disruptions in our business, such as through losses of employees, accountholders, BaaS partners, retail distributors and tax preparation partners, in connection with our strategic review process or during the pendency of any transaction resulting therefrom, any of which could negatively impact our results of operations and financial condition. Additionally, any suspension of the strategic review process, or a decision not to undertake a strategic transaction following completion of the process, could have an adverse effect on the market price and trading volatility of our Class A common stock.
The loss of operating revenues from our BaaS partners and Walmart or any of our largest retail distributors as well as third-party processors or other major consumers would negatively impact our business.
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 56% of our total operating revenues for the three months ended March 31, 2025 was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 7% for the three months ended March 31, 2025, respectively. We expect that both Walmart and our largest BaaS partner will continue to have a significant impact on our operating revenues in future periods. It would be difficult to replace these operating revenues. Accordingly, any significant reduction in transaction volume or customers’ spending levels through Walmart or our largest BaaS partner, for any reason, including macroeconomic conditions or non-renewal of existing contracts, would negatively impact our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partner or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
The term of our Walmart MoneyCard agreement (which governs the MoneyCard program) expires on January 31, 2033, unless renewed under its automatic renewal provision, which provides for a one-year extension. Our contracts with Walmart and our other largest retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our largest retail distributors, BaaS partners or third-party processors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could be negatively impacted if, among other things, any of our largest retail distributors, BaaS partners or third-party processors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2025, we had assets subject to settlement risk of $680.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a negative impact on our business, results of operations and financial condition.

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
As a bank holding company, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. As has been the case in the past, when the regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may in the future become subject to, in addition to our then-current obligations (which includes the formal enforcement action noted below), additional formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, negatively impact our results of operations and restrict our ability to grow. For example, in July 2024 we and our subsidiary bank entered into a consent order, including a $44 million civil money penalty, with the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations (the "Consent Order"). In response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
From time to time, federal and state legislators and regulatory authorities, including state attorney generals and federal executive departments, increase their focus on the banking, consumer financial services and tax preparation industries and have commenced and may in the future commence formal and informal inquiries. The adoption of new or proposed legislation or guidance has in the past and may in the future result in significant adverse changes in the regulatory landscape for financial institutions and financial services companies. Accordingly, changes in laws and regulations or the interpretation or enforcement thereof may occur that could increase our compliance and other costs of doing business, require significant systems redevelopment, or render our products or services less profitable or obsolete, any of which could have a negative impact on our results of operations. For example, we could face more stringent AML rules and regulations, as well as more stringent licensing rules and regulations, compliance with which could be expensive and time consuming. In addition, adverse rulings relating to the industries in which we participate could cause our products and services to be subject to additional laws and regulations, which could make our products and services less profitable.
If additional legal or regulatory requirements were imposed on our bank or the sale of our products and services, the requirements could lead to a loss of retail distributors, network participants, tax preparation partners or other business partners, which could negatively impact our operations. Moreover, if our products are negatively impacted by the interpretation or enforcement of these regulations or if we or any of our retail distributors or tax preparation partners were unwilling or unable to make such operational changes to comply with the interpretation or enforcement thereof, we would no longer be able to sell our products and services through that noncompliant retail distributor or tax preparation partner, which could negatively impact our business, financial position and operating results.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2025, interchange revenues represented 9% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings, investigations or subpoenas. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, in July 2024 we and our subsidiary bank entered into the Consent Order, including a civil money penalty of $44 million, with the Federal Reserve Board as further discussed in the "As a bank holding company, we are subject to extensive and potentially changing regulation and are required to serve as a source of strength for Green Dot Bank" risk factor above. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a negative impact on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. If regulatory or judicial proceedings or investigations were to be initiated against us by private or governmental entities, adverse publicity that may be associated with these proceedings or investigations could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could negatively impact our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
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
In 2024 and 2025, we issued and sold senior unsecured notes in an aggregate principal amount of $65.0 million, all of which mature in September 2029. As a result of these transactions, we have incurred additional debt service obligations in addition to normal operating expenses and planned capital expenditures. Our increased level of indebtedness may have several important effects on our future operations, including, without limitation, a portion of our cash flow must be dedicated to the payment of interest and principal on the senior unsecured notes, reducing funds available for distribution to stockholders and limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other purposes. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, as well as Green Dot Bank and its ability to pay dividends to us, which will be subject to regulatory restrictions, general economic, industry and competitive conditions and to financial, business and other factors affecting us and Green Dot Bank, many of which are beyond our control. In addition, the senior unsecured notes contain certain affirmative and negative non-financial covenants applicable to us and Green Dot Bank that could limit our ability to take advantage of financing, merger, acquisition or other opportunities, to fund our business operations or to fully implement our current and future operating strategies.

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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $392.1 million as of March 31, 2025. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1	Form of Retention Bonus Award Agreement

31.1	Certification of William I Jacobs, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William I Jacobs, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_____________
*    Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	May 12, 2025	By:	/s/ William I Jacobs
		Name:	William I Jacobs
		Title:	Interim Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)