Form 10-Q
period 2025-06-30
GREEN DOT CORP
filed 2025-08-11
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 55,392,705 shares of Class A common stock outstanding, par value $0.001 per share as of July 31, 2025.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$2,312,518	$1,592,391
Restricted cash	44	44
Investment securities available-for-sale, at fair value	—	24,152
Settlement assets	679,542	616,172
Accounts receivable, net	103,069	132,007
Prepaid expenses and other assets	52,377	63,424
Income tax receivable	7,447	—
Total current assets	3,154,997	2,428,190
Investment securities available-for-sale, at fair value	1,537,658	2,008,650
Loans to bank customers, net of allowance for credit losses of $22,406 and $17,542 as of June 30, 2025 and December 31, 2024, respectively	34,616	31,961
Prepaid expenses and other assets	165,673	242,707
Property, equipment, and internal-use software, net	198,134	188,363
Operating lease right-of-use assets	9,426	10,823
Deferred expenses	868	1,242
Net deferred tax assets	96,155	124,405
Goodwill and intangible assets	385,937	397,941
Total assets	$5,583,464	$5,434,282
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,557	$103,765
Deposits	4,096,701	4,010,520
Obligations to customers	231,229	236,616
Settlement obligations	57,261	48,482
Amounts due to card issuing banks for overdrawn accounts	—	84
Other accrued liabilities	86,749	87,675
Operating lease liabilities	2,875	2,416
Deferred revenue	4,722	6,279
Income tax payable	359	6,648
Total current liabilities	4,591,453	4,502,485
Other accrued liabilities	616	1,045
Operating lease liabilities	7,172	8,641
Notes payable	63,341	48,526
Total liabilities	4,662,582	4,560,697
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2025 and December 31, 2024; 55,388 and 54,227 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	55	55
Additional paid-in capital	416,767	408,010
Retained earnings	722,350	743,602
Accumulated other comprehensive loss	(218,290)	(278,082)
Total stockholders’ equity	920,882	873,585
Total liabilities and stockholders’ equity	$5,583,464	$5,434,282
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$381,224	$286,127	$757,177	$567,630
Cash processing revenues	54,484	56,744	167,857	163,550
Interchange revenues	46,967	49,585	94,886	100,553
Interest income, net	21,501	14,665	43,130	27,376
Total operating revenues	504,176	407,121	1,063,050	859,109
Operating expenses:
Sales and marketing expenses	50,159	52,947	109,847	115,322
Compensation and benefits expenses	63,847	61,348	130,061	128,172
Processing expenses	293,213	207,896	578,530	403,562
Other general and administrative expenses	83,558	108,597	170,468	225,166
Total operating expenses	490,777	430,788	988,906	872,222
Operating income (loss)	13,399	(23,667)	74,144	(13,113)
Interest expense, net	1,631	1,272	3,017	2,729
Other (expense), net	(74,691)	(4,530)	(100,395)	(6,340)
Loss before income taxes	(62,923)	(29,469)	(29,268)	(22,182)
Income tax (benefit) expense	(15,898)	(754)	(8,016)	1,783
Net loss	$(47,025)	$(28,715)	$(21,252)	$(23,965)

Basic loss per common share:	$(0.85)	$(0.54)	$(0.39)	$(0.45)
Diluted loss per common share	$(0.85)	$(0.54)	$(0.39)	$(0.45)
Basic weighted-average common shares issued and outstanding:	55,127	53,452	54,746	53,197
Diluted weighted-average common shares issued and outstanding:	55,127	53,452	54,746	53,197
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(47,025)	$(28,715)	$(21,252)	$(23,965)
Other comprehensive (loss) income
Unrealized holding income, net of tax	11,867	18,414	41,188	17,735
Reclassification of losses realized in net income, net of tax	212	—	18,604	—
Comprehensive (loss) income	$(34,946)	$(10,301)	$38,540	$(6,230)
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2025	54,873	$55	$408,602	$769,375	$(230,369)	$947,663
Common stock issued under stock plans, net of withholdings and related tax effects	515	—	2,429	—	—	2,429
Stock-based compensation	—	—	5,736	—	—	5,736
Net loss	—	—	—	(47,025)	—	(47,025)
Other comprehensive income	—	—	—	—	12,079	12,079
Balance at June 30, 2025	55,388	$55	$416,767	$722,350	$(218,290)	$920,882

	Three Months Ended June 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2024	53,158	$53	$383,205	$775,054	$(287,666)	$870,646
Common stock issued under stock plans, net of withholdings and related tax effects	549	1	2,358	—	—	2,359
Stock-based compensation	—	—	7,247	—	—	7,247
Net loss	—	—	—	(28,715)	—	(28,715)
Other comprehensive income	—	—	—	—	18,414	18,414
Balance at June 30, 2024	53,707	$54	$392,810	$746,339	$(269,252)	$869,951
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2024	54,227	$55	$408,010	$743,602	$(278,082)	$873,585
Common stock issued under stock plans, net of withholdings and related tax effects	1,161	—	—	—	—	—
Stock-based compensation	—	—	8,757	—	—	8,757
Net loss	—	—	—	(21,252)	—	(21,252)
Other comprehensive income	—	—	—	—	59,792	59,792
Balance at June 30, 2025	55,388	$55	$416,767	$722,350	$(218,290)	$920,882

	Six Months Ended June 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
Common stock issued under stock plans, net of withholdings and related tax effects	891	1	958	—	—	959
Stock-based compensation	—	—	15,872	—	—	15,872
Net loss	—	—	—	(23,965)	—	(23,965)
Other comprehensive income	—	—	—	—	17,735	17,735
Balance at June 30, 2024	53,707	$54	$392,810	$746,339	$(269,252)	$869,951
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Operating activities
Net loss	$(21,252)	$(23,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	31,262	32,259
Amortization of intangible assets	10,399	11,049
Provision for uncollectible overdrawn accounts from purchase transactions	6,610	11,261
Provision for loan losses	15,087	16,747
Stock-based compensation	8,757	15,872
Losses in equity method investments	78,702	7,459
Realized loss on available-for-sale investment securities	24,779	—
Amortization of discount on available-for-sale investment securities	(589)	(1,133)
Impairment of long-lived assets	866	4,936
Other	(2,735)	(1,040)
Changes in operating assets and liabilities:
Accounts receivable, net	22,328	22,999
Prepaid expenses and other assets	12,157	12,936
Deferred expenses	374	335
Accounts payable and other accrued liabilities	6,342	12,021
Deferred revenue	(1,983)	(789)
Income tax receivable/payable	(13,644)	124
Other, net	241	(397)
Net cash provided by operating activities	177,701	120,674

Investing activities
Purchases of available-for-sale investment securities	(274,820)	—
Proceeds from maturities of available-for-sale securities	103,283	94,716
Proceeds from sales and calls of available-for-sale securities	730,447	95
Payments for property, equipment and internal-use software	(38,912)	(31,494)
Net changes in loans	(17,413)	(20,204)
Investment in TailFin Labs, LLC	—	(35,000)
Other investing activities	(921)	(330)
Net cash provided by investing activities	501,664	7,783

Financing activities
Borrowings on notes payable	14,860	—
Borrowings on revolving line of credit	—	167,000
Repayments on revolving line of credit	—	(166,000)
Proceeds from exercise of options and ESPP purchases	2,633	2,719
Taxes paid related to net share settlement of equity awards	(2,633)	(1,760)
Net changes in deposits	86,303	613,273
Net changes in settlement assets and obligations to customers	(59,978)	(112,974)
Deferred financing costs	(423)	—
Net cash provided by financing activities	40,762	502,258

Net increase in unrestricted cash, cash equivalents and restricted cash	720,127	630,715
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,592,435	686,502
Unrestricted cash, cash equivalents and restricted cash, end of period	$2,312,562	$1,317,217

Cash paid for interest	$6,549	$6,360
Cash paid for income taxes	$5,374	$1,219

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$2,312,518	$1,316,999
Restricted cash	44	218
Total unrestricted cash, cash equivalents and restricted cash, end of period	$2,312,562	$1,317,217
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2024 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our previously disclosed significant accounting policies during the six months ended June 30, 2025. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2025 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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

	Three Months Ended June 30, 2025
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$68,170	$38,581	$53,190	$159,941
Transferred over time	23,030	298,893	811	322,734
Operating revenues (1)	$91,200	$337,474	$54,001	$482,675

	Three Months Ended June 30, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$69,608	$35,952	$55,906	$161,466
Transferred over time	24,443	205,779	768	230,990
Operating revenues (1)	$94,051	$241,731	$56,674	$392,456

	Six Months Ended June 30, 2025
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$137,428	$76,125	$165,630	$379,183
Transferred over time	46,860	592,260	1,617	640,737
Operating revenues (1)	$184,288	$668,385	$167,247	$1,019,920

	Six Months Ended June 30, 2024
	Consumer Services	B2B Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$140,472	$69,752	$161,949	$372,173
Transferred over time	51,586	406,420	1,554	459,560
Operating revenues (1)	$192,058	$476,172	$163,503	$831,733

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.5 million and $0.7 million in revenue for the three months ended June 30, 2025 and 2024, respectively, and $2.7 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively, that were included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2025
Agency bond securities	$179,226	$—	$(25,684)	$153,542
Agency mortgage-backed securities	1,507,636	161	(247,842)	1,259,955
Municipal bonds	28,819	—	(6,454)	22,365
Asset-backed securities	102,000	—	(204)	101,796
Total investment securities	$1,817,681	$161	$(280,184)	$1,537,658

December 31, 2024
Corporate bonds	$10,000	$—	$(110)	$9,890
Agency bond securities	240,628	—	(38,132)	202,496
Agency mortgage-backed securities	2,121,037	3	(323,467)	1,797,573
Municipal bonds	29,116	—	(6,273)	22,843
Total investment securities	$2,400,781	$3	$(367,982)	$2,032,802
As of June 30, 2025 and December 31, 2024, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2025
Agency bond securities	$—	$—	$153,542	$(25,684)	$153,542	$(25,684)
Agency mortgage-backed securities	117,109	(469)	1,076,985	(247,373)	1,194,094	(247,842)
Municipal bonds	—	—	22,365	(6,454)	22,365	(6,454)
Asset-backed securities	50,583	(204)	—	—	50,583	(204)
Total investment securities	$167,692	$(673)	$1,252,892	$(279,511)	$1,420,584	$(280,184)

December 31, 2024
Corporate bonds	$—	$—	$9,890	$(110)	$9,890	$(110)
Agency bond securities	—	—	202,496	(38,132)	202,496	(38,132)
Agency mortgage-backed securities	15,311	(937)	1,781,301	(322,530)	1,796,612	(323,467)
Municipal bonds	—	—	22,843	(6,273)	22,843	(6,273)
Total investment securities	$15,311	$(937)	$2,016,530	$(367,045)	$2,031,841	$(367,982)

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any credit-related impairment loss during the three and six months ended June 30, 2025 or 2024 on our available-for-sale investment securities. Unrealized losses as of June 30, 2025 and December 31, 2024 are the result of increases in interest rates relative to when they were purchased as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of June 30, 2025 and December 31, 2024 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
Except as disclosed below, we do not currently intend to sell our remaining investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
In April 2025, we sold certain available-for-sale securities in order to reposition the proceeds into higher yielding assets. As a result, we recorded an estimated realized loss of $24.5 million during the three months ended March 31, 2025 because we no longer had the intent to hold the securities until recovery of their amortized cost bases as of the then balance sheet date. Total losses recognized upon final settlement of the securities sold amounted to $24.8 million, and are reflected as a component of other expense, net on our consolidated statement of operations for the six months ended June 30, 2025.
As of June 30, 2025, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$65,500	$58,559
Due after five years through ten years	88,726	76,208
Due after ten years	53,819	41,140
Mortgage and asset-backed securities	1,609,636	1,361,751
Total investment securities	$1,817,681	$1,537,658
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Trade receivables	$50,880	$35,426
Reserve for uncollectible trade receivables	(44)	—
Net trade receivables	50,836	35,426

Overdrawn accountholder balances from purchase transactions	6,058	5,827
Reserve for uncollectible overdrawn accounts from purchase transactions	(1,957)	(1,741)
Net overdrawn accountholder balances from purchase transactions	4,101	4,086

Accountholder fees	2,570	2,413
Receivables due from card issuing banks	1,848	1,757
Fee advances, net	3,232	46,588
Other receivables	40,482	41,737
Accounts receivable, net	$103,069	$132,007

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable (continued)
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$1,835	$4,143	$1,741	$5,281
Provision for uncollectible overdrawn accounts from purchase transactions	3,746	3,638	6,610	11,261
Charge-offs	(3,624)	(5,044)	(6,394)	(13,805)
Balance, end of period	$1,957	$2,737	$1,957	$2,737
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2025
Residential	$—	$—	$—	$—	$7,451	$7,451
Commercial	—	—	—	—	2,570	2,570
Installment	—	—	—	—	6,600	6,600
Consumer	1,785	—	—	1,785	30,876	32,661
Secured credit card	735	552	1,709	2,996	4,744	7,740
Total loans	$2,520	$552	$1,709	$4,781	$52,241	$57,022

Percentage of outstanding	4.4%	1.0%	3.0%	8.4%	91.6%	100.0%

December 31, 2024
Residential	$1	$—	$—	$1	$6,874	$6,875
Commercial	—	—	—	—	2,585	2,585
Installment	—	933	—	933	4,506	5,439
Consumer	1,668	—	—	1,668	23,868	25,536
Secured credit card	700	700	2,536	3,936	5,132	9,068
Total loans	$2,369	$1,633	$2,536	$6,538	$42,965	$49,503

Percentage of outstanding	4.8%	3.3%	5.1%	13.2%	86.8%	100.0%
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
A portion of our secured credit card portfolio is classified as loans held for sale. These loans are included in the long-term portion of prepaid and other assets on our consolidated balance sheets. Changes in valuation allowances are recorded as a component of other expense, net on our consolidated statement of operations. As of June 30, 2025 and December 31, 2024, the fair value of the loans held for sale amounted to approximately $3.5 million and $3.8 million, respectively.

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

	June 30, 2025	December 31, 2024
	(In thousands)
Residential	$25	$34
Secured credit card	1,709	2,536
Total loans	$1,734	$2,570
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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	June 30, 2025		December 31, 2024
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$7,426	$25	$6,841	$34
Commercial	2,570	—	2,585	—
Installment	6,600	—	5,439	—
Consumer	32,661	—	25,536	—
Secured credit card	6,031	1,709	6,532	2,536
Total loans	$55,288	$1,734	$46,933	$2,570
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$22,356	$10,376	$17,542	$11,383
Provision for loans	3,960	11,959	15,087	16,747
Loans charged off	(3,940)	(5,041)	(10,287)	(10,900)
Recoveries of loans previously charged off	30	66	64	130
Balance, end of period	$22,406	$17,360	$22,406	$17,360

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments
On January 2, 2020, we effectuated our agreement with Walmart to jointly establish a new fintech accelerator under the name TailFin Labs, LLC (“TailFin”), with a mission to develop innovative products, services and technologies that sit at the intersection of retail shopping and consumer financial services. The entity is majority-owned by Walmart and was formed with a focus on developing tech-enabled solutions to integrate omni-channel retail shopping and financial services. We hold a 20% ownership interest in the entity, in exchange for annual capital contributions of $35.0 million per year that were made from January 2020 through January 2024. Our final payment under this commitment was made in January 2024.
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
Since inception, TailFin has incurred operating expenses, but has not generated any operating revenues to date. Use of capital has been primarily allocated to marketing of Walmart's deposit account program and for employee salaries and other professional services focused on developing TailFin's project initiatives. While TailFin's overall objectives have remained unchanged, it is uncertain whether any new products or services will be successfully introduced through the venture. Any future economic benefits derived from products or services developed by TailFin will be negotiated on a case-by-case basis between the parties.
As of June 30, 2025 and December 31, 2024, our net investment in TailFin amounted to approximately $49.9 million and $128.4 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. Under the HLBV method and based on the terms of the agreement, we recorded equity in losses attributable to TailFin of approximately $75.8 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively, and $78.5 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively. Our equity in losses for the three and six months ended June 30, 2025 reflect the $70 million incentive payment described below. These amounts are recorded as a component of other expense, net on our consolidated statements of operations.
In April 2025, we entered into an amendment which provides for us to continue serving as the issuing bank and program manager for the Walmart MoneyCard suite of reloadable debit card products, and entered into additional amendments pursuant to which we distribute our various products and services, including certain Green Dot-branded products and reload services through the Green Dot Network, at Walmart stores (collectively, the “Agreements”). The amended term of the Agreements expires on January 31, 2033, subject to an automatic one-year renewal provision under the terms of the arrangements. In consideration of the amended Agreements, we and the assignee of Walmart Inc. and its subsidiary parties, RNBW Ventures Inc., (“RNBW”), agreed to cause TailFin to pay RNBW a one-time, non-refundable incentive payment in the amount of $70 million, which we recorded as a component of equity in losses attributable to TailFin during the three months ended June 30, 2025 under our HLBV method of accounting.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments (continued)
The following table presents summarized financial information of TailFin's statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$779	$1,679	$2,049	$3,147
Sales and marketing expenses	(3,969)	(2,681)	(6,198)	(5,984)
Compensation and professional services	(4,065)	(3,782)	(5,864)	(5,077)
Net loss	(7,255)	(4,784)	(10,013)	(7,914)
Investor HLBV basis adjustment (1)	(68,495)	—	(68,495)	—
Equity in losses attributable to TailFin	$(75,750)	$(4,784)	$(78,508)	$(7,914)

(1)
The incentive payment of $70 million has been recorded as a deferred asset on TailFin’s balance sheet and will be amortized over the revised term of the Agreements through 2033. Under the HLBV method and based on the terms of the agreement, we expensed the amount upon payment.

Other equity method investments
Our equity method investments also include an investment held by our bank, which amounted to $3.1 million and $3.2 million, respectively, as of June 30, 2025 and December 31, 2024. Equity in earnings from this investment for the three and six months ended June 30, 2025 and 2024 were not significant.
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposit accounts	$3,962,778	$3,905,603
Interest-bearing deposit accounts
Checking accounts	118,706	89,256
Savings	6,118	6,270
Secured card deposits	3,398	3,659
Time deposits, denominations greater than or equal to $250	3,327	2,132
Time deposits, denominations less than $250	2,374	3,600
Total interest-bearing deposit accounts	133,923	104,917
Total deposits	$4,096,701	$4,010,520
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2025
(In thousands)
Due in 2025	$1,489
Due in 2026	1,018
Due in 2027	1,683
Due in 2028	711
Due in 2029	688
Thereafter	112
Total time deposits	$5,701
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
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of June 30, 2025, we were in compliance with all affirmative and negative non-financial covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

	June 30, 2025	December 31, 2024
	(In thousands)
Senior unsecured notes	$65,000	$50,000
Less: Unamortized discount and issuance costs	(1,659)	(1,474)
Notes payable, net of unamortized discount and issuance costs	$63,341	$48,526
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of June 30, 2025.
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
We incurred total cash interest expense on our debt of approximately $1.4 million and $1.2 million during the three months ended June 30, 2025 and 2024, respectively, and $2.7 million during each of the six months ended June 30, 2025 and 2024.
Note 10—Income Taxes
Our income tax benefit for the six months ended June 30, 2025 and income tax expense for the six months ended June 30, 2024 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	5.7	11.5
Foreign tax rate differential	0.3	2.9
General business credits	1.6	24.9
IRC 162(m) limitation	2.3	7.5
Stock-based compensation	(4.9)	(12.6)
Bank-owned life insurance income	2.0	8.7
Bank-owned life insurance surrender	—	(3.1)
Nondeductible expenses and penalties	(0.3)	(65.5)
Global intangible low-tax income tax	(0.2)	(3.2)
Other	(0.1)	(0.1)
Effective tax rate	27.4%	(8.0)%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
The effective tax rate for the six months ended June 30, 2025 and 2024 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net increase in the effective tax rate for the six months ended June 30, 2025 from the prior year comparable period was due to several factors, including an increase of $1.0 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a lower tax rate benefit due to a decrease of $0.6 million in general business credits, an increase of $0.9 million in state income taxes expense, net of federal benefits, and a lower tax rate benefit from the cash surrender value in bank-owned life insurance policies. These increases were partially offset by a $0.8 million decrease in tax expense associated with shortfalls from stock-based compensation, a decrease of $14.5 million in tax expense from nondeductible expenses and penalties primarily related to the tax effect associated with the civil money penalty we incurred in 2024 for our Consent Order received from the Federal Reserve Board and a decrease of $0.7 million related to bank-owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank-owned life insurance policies we completed in 2024.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the six months ended June 30, 2025 and 2024, the provision for GILTI tax expense was not material to our financial statements.
On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act" (“OBBBA”) was signed into law, enacting significant changes to the U.S. federal tax code with various effective dates from 2025 to 2027. The OBBBA introduced several provisions that may affect our future financial results, including an elective deduction for domestic research expenditures, reinstatement of elective 100% first-year bonus depreciation, and modifications to GILTI, among other provisions. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of the tax provisions contained in the OBBBA will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury. We are currently assessing the impact of these tax law changes on our effective tax rate and deferred tax assets in 2025 and future periods. However, since the OBBBA was enacted subsequent to our balance sheet date, our tax provision for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes. We will continue to monitor additional guidance as it becomes available and reflect the impact in future periods as appropriate.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2025, we have a valuation allowance recorded against a portion of our unrealized loss on equity securities as we believe it is more-likely-than-not that the tax benefits related to this portion of the loss will not be realized. As of June 30, 2024, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service (the "IRS"), and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2024. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020, and the examination remains ongoing as of June 30, 2025. We do not expect that this examination will have a material impact on our consolidated financial statements.
As of June 30, 2025, we had federal net operating loss carryforwards of approximately $11.1 million, state net operating loss carryforwards of approximately $120.1 million, and capital loss carryforwards of approximately $0.1 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2030 and 2034. Of our total state net operating loss carryforwards, approximately $62.6 million will expire between 2028 and 2044, while the remaining balance of approximately $57.5 million does not expire and carries forward indefinitely. The capital loss carryforwards will expire in 2028. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $22.7 million that can be carried forward indefinitely and other state business tax credits of approximately $0.3 million that will begin expiring on December 31, 2025 and continue to expire through December 31, 2027.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
As of June 30, 2025 and December 31, 2024, we had a liability of $13.7 million and $12.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Beginning balance	$12,541	$12,109
Increases related to positions taken during the current year	1,164	1,380
Decreases related to positions settled with tax authorities	—	(86)
Ending balance	$13,705	$13,403

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$13,135	$12,897
As of June 30, 2025 and 2024, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $2.0 million and $1.6 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of June 30, 2025, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the six months ended June 30, 2025.
Note 12—Stock-Based Compensation
We currently grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $5.7 million and $7.2 million for the three months ended June 30, 2025 and 2024, respectively, and $8.8 million and $15.9 million for the six months ended June 30, 2025 and 2024, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the six months ended June 30, 2025:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2024	3,077	$12.23
Restricted stock units granted	2,538	7.97
Restricted stock units vested	(1,184)	14.03
Restricted stock units canceled	(434)	11.05
Outstanding at June 30, 2025	3,997	$9.12

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the six months ended June 30, 2025 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2024	1,569	$12.73
Performance restricted stock units granted	111	7.83
Performance restricted stock units canceled	(905)	12.57
Outstanding at June 30, 2025	775	$12.21
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
Note 13—Loss per Common Share
The calculation of basic and diluted loss per share ("EPS") was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Basic loss per Class A common share
Numerator:
Net loss	$(47,025)	$(28,715)	$(21,252)	$(23,965)
Denominator:
Weighted-average Class A shares issued and outstanding	55,127	53,452	54,746	53,197
Basic loss per Class A common share	$(0.85)	$(0.54)	$(0.39)	$(0.45)

Diluted loss per Class A common share
Numerator:
Net loss allocated to Class A common stockholders	$(47,025)	$(28,715)	$(21,252)	$(23,965)
Denominator:
Weighted-average Class A shares issued and outstanding	55,127	53,452	54,746	53,197
Dilutive potential common shares:
Service-based restricted stock units	—	—	—	—
Performance-based restricted stock units	—	—	—	—
Employee stock purchase plan	—	—	—	—
Diluted weighted-average Class A shares issued and outstanding	55,127	53,452	54,746	53,197
Diluted loss per Class A common share	$(0.85)	$(0.54)	$(0.39)	$(0.45)
As a result of our net losses for the three and six months ended June 30, 2025 and 2024, the dilutive impacts of certain potential common shares were excluded from our dilutive weighted-average shares since their inclusion would have been anti-dilutive.
For the periods presented, we also excluded certain restricted stock units and stock options outstanding, which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive under the treasury stock method. Additionally, we have excluded any performance-based restricted stock units where the performance contingency has not been met as of the end of the period, or whereby the result of including such awards was anti-dilutive.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Loss per Common Share (continued)
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	1,005	—	1,007
Service-based restricted stock units	320	1,028	470	1,139
Performance-based restricted stock units	658	41	658	45
Total	978	2,074	1,128	2,191
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
As of June 30, 2025 and December 31, 2024, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2025	(In thousands)
Assets
Investment securities:
Agency bond securities	$—	$153,542	$—	$153,542
Agency mortgage-backed securities	—	1,259,955	—	1,259,955
Municipal bonds	—	22,365	—	22,365
Asset-backed securities	—	101,796	—	101,796
Loans held for sale	—	—	3,532	3,532
Total assets	$—	$1,537,658	$3,532	$1,541,190

December 31, 2024
Assets
Investment securities:
Corporate bonds	$—	$9,890	$—	$9,890
Agency bond securities	—	202,496	—	202,496
Agency mortgage-backed securities	—	1,797,573	—	1,797,573
Municipal bonds	—	22,843	—	22,843
Loans held for sale	—	—	3,849	3,849
Total assets	$—	$2,032,802	$3,849	$2,036,651
We based the fair value of our fixed income securities held as of June 30, 2025 and December 31, 2024 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2025 or 2024.
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
Debt
The fair value of the Notes is based on borrowing rates currently available to a market participant for loans with similar terms, maturity and credit risk. The carrying amount of our outstanding Notes at June 30, 2025 approximates fair value because the interest rate charged is commensurate with current market rates for issuers of similar risk. The fair value of the Notes are classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at June 30, 2025 and December 31, 2024 are presented in the table below.

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$34,616	$34,343	$31,961	$31,705

Financial Liabilities
Deposits	$4,096,701	$4,096,379	$4,010,520	$4,010,185

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
Our total lease expense amounted to approximately $0.9 million for each of the three months ended June 30, 2025 and 2024, and $1.8 million for each of the six months ended June 30, 2025 and 2024. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

June 30, 2025

Cash paid for operating lease liabilities (in thousands)	$1,254
Weighted average remaining lease term (years)	3.83
Weighted average discount rate	4.0%
Maturities of our operating lease liabilities as of June 30, 2025 are as follows:

Operating Leases
(In thousands)
Remainder of 2025	$2,872
2026	3,242
2027	3,212
2028	1,676
2029	271
Thereafter	904
Total	12,177
Less: imputed interest	(2,130)
Total lease liabilities	$10,047
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
Other Litigation and Claims
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion was denied on March 29, 2024. The trial on these claims is currently scheduled to begin in August 2026.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
On February 18, 2020, a putative shareholder derivative action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. The suit asserts claims for breach of fiduciary duty and unjust enrichment, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, based largely on the allegations made in the Koffsmon action. The Hellman action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement between the parties, the Hellman action is stayed through the close of fact discovery in the Koffsmon action.
On July 15, 2024, a putative shareholder derivative action entitled DiBlasio v. Streit, et al., No. 24-cv-05924 was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. A first amended complaint was filed on September 27, 2024. The suit asserts claims for breach of fiduciary duty, abuse of control, and unjust enrichment, as well as claims under Section 14(a) of the Exchange Act, based on the allegations made in Koffsmon action, and on the Consent Order from the Federal Reserve Board. The DiBlasio action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement between the parties, the DiBlasio action is stayed through the close of fact discovery in the Koffsmon action.
On June 25, 2025, the Court entered an order consolidating the Hellman action and the DiBlasio action, with the Hellman action designated the lead case and the DiBlasio action closed administratively. The consolidated case remains stayed through the close of fact discovery in the Koffsmon action.
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
Other Legal Matters
We monitor the laws of all 50 states to identify state laws or regulations that apply (or may apply) to our products and services. We have obtained money transmitter licenses (or similar such licenses) where applicable, based on advice of counsel or when we have been requested to do so. If we were found to be in violation of any laws and regulations governing our business, which includes without limitation banking, money transmitters, electronic fund transfers, or money laundering in the United States or abroad, we could be subject to penalties or could be forced to change our business practices.
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
Revenues derived from our products sold at retail distributors constituting at least 10% of our total operating revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Walmart	8%	10%	7%	10%
In addition, approximately 63% and 54% of our total operating revenues for the three months ended June 30, 2025 and 2024, respectively, and 59% and 50% for the six months ended June 30, 2025 and 2024, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
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
Our Consumer Services segment consists of revenues and expenses derived from deposit account programs, such as consumer checking accounts, prepaid cards, secured credit cards, and gift cards that we offer to consumers (i) through distribution arrangements with more than 95,000 retail locations and thousands of neighborhood Financial Service Center locations (the "Retail channel"), and (ii) directly through various marketing channels, such as online search engine optimization, online displays, direct mail campaigns, mobile advertising, and affiliate referral programs (the "Direct channel").
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
The following tables present key financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30, 2025
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$93,099	$348,650	$50,848	$8,567	$501,164
Segment expenses (1)
Sales and marketing expenses (2)	31,576	2,856	14,855	—	49,287
Processing expenses (3)	9,118	273,434	533	—	283,085
Transaction losses and fraud management (4)	15,824	26,136	(1,220)	—	40,740
Customer support and related expenses (5)	3,487	18,244	570	—	22,301
Compensation and benefits expenses (6)	—	—	—	33,905	33,905
Other segment items (7)	—	—	1,998	24,423	26,421
Total segment expenses	60,005	320,670	16,736	58,328	455,739
Segment profit	$33,094	$27,980	$34,112	$(49,761)	$45,425

	Three Months Ended June 30, 2024
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$96,620	$252,056	$52,963	$917	$402,556
Segment expenses (1)
Sales and marketing expenses (2)	31,761	4,606	15,278	—	51,645
Processing expenses (3)	9,215	189,180	404	—	198,799
Transaction losses and fraud management (4)	17,316	26,233	(1,227)	—	42,322
Customer support and related expenses (5)	3,879	12,959	500	—	17,338
Compensation and benefits expenses (6)	—	—	—	32,948	32,948
Other segment items (7)	—	—	2,717	22,789	25,506
Total segment expenses	62,171	232,978	17,672	55,737	368,558
Segment profit	$34,449	$19,078	$35,291	$(54,820)	$33,998

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)

	Six Months Ended June 30, 2025
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$188,355	$690,641	$161,095	$17,037	$1,057,128
Segment expenses (1)
Sales and marketing expenses (2)	64,874	6,872	36,258	—	108,004
Processing expenses (3)	18,300	538,950	1,255	—	558,505
Transaction losses and fraud management (4)	30,174	51,949	6,405	—	88,528
Customer support and related expenses (5)	8,281	37,738	1,967	—	47,986
Compensation and benefits expenses (6)	—	—	—	66,405	66,405
Other segment items (7)	—	—	4,272	47,444	51,716
Total segment expenses	121,629	635,509	50,157	113,849	921,144
Segment profit	$66,726	$55,132	$110,938	$(96,812)	$135,984

	Six Months Ended June 30, 2024
	Consumer Services	B2B Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$197,232	$493,256	$156,113	$3,378	$849,979
Segment expenses (1)
Sales and marketing expenses (2)	64,518	7,932	40,149	—	112,599
Processing expenses (3)	18,429	366,422	871	—	385,722
Transaction losses and fraud management (4)	38,897	58,656	6,641	—	104,194
Customer support and related expenses (5)	7,680	22,885	1,855	—	32,420
Compensation and benefits expenses (6)	—	—	—	67,364	67,364
Other segment items (7)	—	—	5,459	48,991	54,450
Total segment expenses	129,524	455,895	54,975	116,355	756,749
Segment profit	$67,708	$37,361	$101,138	$(112,977)	$93,230

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

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

(4)
Transaction losses and fraud management consist primarily of losses from customer disputed transactions, unrecovered customer purchase transaction overdraft and fraud, and other losses and recoveries on portfolios in our Money Movement Services segment. Fraud management consists of third-party contractors and support costs to manage risk operations.

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Segment Information (continued)
The reconciliations of total segment revenues to total operating revenues are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Total segment revenues	$501,164	$402,556	$1,057,128	$849,979
Embedded finance commissions and processing expenses	4,563	5,046	8,990	10,146
Other income	(1,551)	(481)	(3,068)	(1,016)
Total operating revenues	$504,176	$407,121	$1,063,050	$859,109
Segment revenue adjustments represent commissions and certain processing-related costs associated with our embedded finance products and services, which are netted against revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.
The reconciliations of segment profit to loss before incomes taxes are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Total segment profit	$45,425	$33,998	$135,984	$93,230

Reconciliation to loss before income taxes
Depreciation and amortization of property, equipment and internal-use software	16,078	15,827	31,262	32,259
Stock based compensation and related employer taxes	5,759	7,513	9,202	16,219
Amortization of acquired intangible assets	5,199	5,385	10,399	11,049
Impairment charges	805	2,115	866	8,520
Legal settlement expenses	1,256	26,147	2,193	32,027
Other expense	2,929	678	7,918	6,269
Operating income (loss)	13,399	(23,667)	74,144	(13,113)
Interest expense, net	1,631	1,272	3,017	2,729
Other (expense), net	(74,691)	(4,530)	(100,395)	(6,340)
Loss before income taxes	$(62,923)	$(29,469)	$(29,268)	$(22,182)

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
Overview
Green Dot Corporation is a financial technology platform and registered bank holding company that builds banking and payment solutions to create value, retain and reward customers, and accelerate growth for businesses of all sizes. For more than two decades, we have delivered financial tools and services that address the most pressing financial needs of consumers and businesses, and that transform the way people and businesses manage and move money. Through Green Dot Bank, our wholly-owned subsidiary, we deliver a broad spectrum of financial products to consumers and businesses through our portfolio of brands, including debit, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refunds, cash deposits and disbursements.
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

Consolidated Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Total operating revenues	$504,176	$407,121	$97,055	23.8%	$1,063,050	$859,109	$203,941	23.7%
Total operating expenses	490,777	430,788	59,989	13.9%	988,906	872,222	116,684	13.4%
Net loss	(47,025)	(28,715)	(18,310)	63.8%	(21,252)	(23,965)	2,713	(11.3)%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.
Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2025 increased $97.1 million, or 24%, and $203.9 million, or 24%, respectively, over the prior year comparable periods, driven primarily by higher revenues in our B2B Services segment, partially offset by lower revenues earned in our Consumer Services segment. Continued growth of certain BaaS partner programs generated an increase of 20% in our total gross dollar volume for each of the three and six months ended June 30, 2025, and increased the number of consolidated active accounts during the three months ended June 30, 2025 by 2%, which increased our total operating revenues year-over-year. However, as discussed below, our total operating revenues were negatively impacted by unfavorable trends and factors in our deposit account programs, driving, among other things, a reduction in purchase volume and the effective interchange rates we earn thereon, and a reduction in the number of cash transfers of 8% and 6% for the three and six months ended June 30, 2025, respectively, over the prior year comparable periods.
In our Consumer Services segment, revenues decreased during the three and six months ended June 30, 2025 by 4% and 5%, respectively, over the prior year comparable periods. Our gross dollar volume and purchase volume declined by 2% and 1%, respectively, for the three months ended June 30, 2025, and the number of active accounts and direct deposit accounts declined by 5% and 9%, respectively. Similarly, gross dollar volume and purchase volume each declined for the six months ended June 30, 2025 by 4%. While these declining trends have begun to moderate, we believe these decreases in our Consumer Services segment remain attributable to several factors, including macro-economic factors affecting consumer behavior and other competitive trends that have impacted account acquisition. These factors had a corresponding impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, ATM fees and interchange fees.
In our B2B Services segment, revenues increased during the three and six months ended June 30, 2025 by 38% and 40%, respectively, over the prior year comparable periods. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three and six months ended June 30, 2025 by 23% and 24%, respectively, and to a lesser extent, growth in purchase volume, which increased by 1% and 2%, respectively, over the prior year comparable periods. The number of active accounts for the three months ended June 30, 2025 increased by 10% over the prior year comparable period. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
In our Money Movement Services segment, revenues decreased during the three months ended June 30, 2025 by 4% and increased by 3% during the six months ended June 30, 2025, over the prior year comparable periods. The decrease in our Money Movement Services revenue during the three months ended June 30, 2025 was driven by decreases in both our tax processing revenues and cash transfer revenues. Our tax processing revenues decreased during the three months ended June 30, 2025 due to an 11% decrease in the number of tax refunds processed and from lower ancillary tax program fees that are associated with tax refund transfers. Our money processing revenues decreased during the three months ended June 30, 2025 primarily due to an 8% decrease in the number of cash transfers processed from the comparable prior year period, partially offset by the mix of cash transfer types and locations where the transactions occurred, as the fees we receive vary depending on these factors. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment discussed above. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs. We continued to experience an increase in the number of cash transfers processed for third-party programs, which has grown steadily on a year-over-year basis, and represented the majority of our total cash transfers as of June 30, 2025.

The increase in our Money Movement Services segment during the six months ended June 30, 2025 was driven primarily by an increase in our tax processing revenues, partially offset by a decrease in money processing revenues. Although the number of tax refunds processed decreased by 13% for the six months ended June 30, 2025, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs and a favorable mix-shift in the distribution channel in which the tax refund was processed. The decrease in the number of tax refunds processed in each of the three and six months ended June 30, 2025 was principally attributable to our online tax preparation partners. Due to the seasonal nature of our tax products and services, substantially all of our tax processing revenues are earned during the first half of each year. The increase in tax processing revenues for the six months ended June 30, 2025 was partially offset by a 6% decline in the number of cash transfers processed from the prior year comparable period, due to the same reasons discussed above.
Revenues within our Corporate and Other segment were driven primarily by net interest income earned by Green Dot Bank, which increased by 46% and 57% for the three and six months ended June 30, 2025, respectively, over the prior year comparable periods. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners and net proceeds from investment securities sold, and to a lesser extent, higher yielding investments from our bond repositioning strategy, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).
Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2025 increased $60.0 million, or 14%, and $116.7 million, or 13%, respectively, over the prior year comparable periods. The increase in our total operating expenses for the respective periods was driven primarily by an increase in processing expenses within our B2B Services segment, and to a lesser extent, an increase in compensation and benefits expenses, partially offset by a decrease in other general and administrative expenses and a reduction in sales and marketing expenses, each as discussed in more detail below for the respective periods.
For the three months ended June 30, 2025, the increase in total operating expenses was driven primarily by an increase in our processing expenses from the growth in gross dollar volume associated with certain BaaS account programs within our B2B Services segment discussed above. To a lesser extent, total operating expenses increased due to an increase in compensation and benefits expenses, driven primarily by an increase in third-party call center support costs associated with the growth of our BaaS account programs discussed above, and higher accrued bonus compensation expense due to our current financial performance relative to our annual targets, partially offset by a decrease in employee stock-based compensation expense due to forfeitures of awards. These increases were partially offset by lower other general and administrative expenses, which decreased during the three months ended June 30, 2025 primarily due to the timing of accruals in the prior year related to the civil money penalty under our Consent Order from the Federal Reserve Board, and to a lesser extent, a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, and lower professional services fees related to our anti-money laundering ("AML") programs due to the year-over-year timing of spend on certain initiatives. These decreases were partially offset by an increase in software licenses and hosting costs due to investments in our platform and operations, and an increase from expenses associated with our strategic review process. Our sales and marketing expenses also decreased, principally due to a decrease in supply chain materials expenses, which are comprised of debit card plastics and related materials costs, from lower active accounts.
Our total operating expenses for the six months ended June 30, 2025 increased over the prior year comparable period, driven by similar factors as discussed above. Our processing expenses increased during the six months ended June 30, 2025, due to the same reasons discussed above. Compensation and benefits expenses also increased due to the same reasons discussed above, and were further partially offset from severance benefits that did not recur at the same magnitude in the current period as a result of our reduction in employee workforce in the comparable prior year period. Other general and administrative expenses decreased due to the same factors discussed above, and further decreased due to the settlement payment and impairment charges related to the termination of our partnership agreement to develop a new core banking system in the prior year comparable period that did not recur in the current period. Sales and marketing expenses also decreased due to the same factors discussed above and a decrease in revenue-sharing arrangements in our tax processing business, partially offset by an increase in sales commissions from higher revenues on products subject to tiered revenue-sharing agreements in our Consumer Services segment.

Other expense, net
Other expense, net for the three and six months ended June 30, 2025 increased $70.2 million and $94.1 million, respectively, from the prior year comparable periods. These increases resulted principally from a $70 million incentive payment made by TailFin Labs, LLC ("TailFin") in connection with the extension of the Walmart MoneyCard agreement and related agreements, partially offset by higher income earned from bank-owned life insurance policies. In addition, during the first quarter of 2025, we determined we would sell certain available-for-sales securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the six months ended June 30, 2025.
Income taxes
Our income tax benefit for the three months ended June 30, 2025 increased by $15.1 million from the prior year comparable period primarily due to an increase in our loss before taxes and a decrease in nondeductible expenses and penalties primarily related to the tax effect associated with the civil money penalty we incurred in 2024 for our Consent Order received from the Federal Reserve Board. Our effective tax rate for the six months ended June 30, 2025 was 27.4%, an increase from (8.0)% for the prior year comparable period. The increase in our effective tax rate was due to several factors, including a lower tax rate benefit from reduced general business credits, an increase in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation, and a lower tax rate benefit from the cash surrender value in bank-owned life insurance policies. These increases in our effective tax rate were partially offset by a decrease in state income taxes expense, net of federal benefits, a decrease in tax expense associated with shortfalls from stock-based compensation, and a decrease in tax expense from nondeductible expenses and penalties primarily related to the civil money penalty under our Consent Order discussed above.
On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act" (“OBBBA”) was signed into law, enacting significant changes to the U.S. federal tax code with various effective dates from 2025 to 2027. The OBBBA introduced several provisions that may affect our future financial results, including an elective deduction for domestic research expenditures, reinstatement of elective 100% first-year bonus depreciation, and modifications to GILTI, among other provisions. We are currently assessing the impact of these tax law changes on our effective tax rate and deferred tax assets in 2025 and future periods. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of the tax provisions contained in the OBBBA will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury. Furthermore, since the OBBBA was enacted subsequent to our balance sheet date, our tax provision for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes. We will continue to monitor additional guidance as it becomes available and reflect the impact in future periods as appropriate.
In December 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules introducing a 15% global minimum tax rate for large multinational corporations ("Pillar Two"). Our foreign subsidiary operates in China which has enacted legislation consistent with the OECD model rules effective beginning in 2024. The results of this legislation do not have a material impact on our consolidated financial statements. We are monitoring further legislative developments and continuing to evaluate the potential impact of Pillar Two on our consolidated financial statements, but do not expect it will have a material impact on our results of operations in future periods.
Outlook and Other Trends Affecting Our Business
While we are still experiencing a difficult macro-economic environment, competitive headwinds and other factors that have contributed to declining trends in our consolidated operating results in recent periods, excluding any impact from our strategic review process and non-operating items such as our equity method losses in TailFin, we expect our core results of operations will stabilize on a full year basis year-over-year in 2025 based on our anticipated initiatives and cost reduction measures we have implemented. In March 2025, we announced that we had initiated a process to explore potential strategic alternatives. No assurances can be given as to the outcome or timing of the strategic review process, including without limitation that such process will result in a transaction or that any transaction, if pursued, will be successfully completed. We do not intend to disclose further developments regarding the process unless and until it is determined that further disclosure is appropriate.
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on, among other things, accelerating our ability to onboard new partners in our B2B Services and Money Movement segments, adding new features and functionality to our Arc platform, cost-effectively re-engaging in strategic marketing initiatives in support of our GO2bank product, and other initiatives across our account programs with the objective of returning to active account growth.
We have created synergies from our processor conversion and expect the implementation of our card management platform will allow us to continue to realize reductions in our processing expenses as we seek to expand account programs. In March 2025, we also initiated a re-alignment of teams and resources across the enterprise in a continual effort to better support our strategic priorities and growth channels, and improve our operating efficiency. We expect this re-alignment to further improve our cost structure year-over-year.
Despite the meaningful reductions to our cost structure we have achieved across our organization through our various initiatives, we are incurring increased expenses in other areas as we conduct our strategic review process, incur or accrue for additional retention and interim officer compensation expenses and incur additional expenses in connection with our ongoing investments in our AML program, including improvements to our compliance controls, policies and procedures. While expenses related to our AML programs have decreased through the first half of 2025 on a year-over-year basis, this is in part a timing matter, and we expect to incur higher expenses in this area during the second half of the year. We believe investments in our AML program will ultimately help us continue to remediate matters identified in the Consent Order from the previous year, reduce our fraud losses over the long term and cost-efficiently scale our compliance and regulatory programs as we look to grow our business.
In September 2024, the Federal Reserve decreased interest rates by 50 basis points, the first rate cut in over four years, and further reduced interest rates by an additional 50 basis points during the fourth quarter of 2024. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while higher short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. To address some of this dynamic, we have begun to reposition a portion of our investment securities portfolio into variable rate debt securities to improve net yields and balance the effect of our interest sharing arrangements with BaaS partners.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In millions, except percentages)
Gross dollar volume	$38,545	$32,130	$6,415	20.0%	$75,797	$62,885	$12,912	20.5%
Number of active accounts*	3.48	3.41	0.07	2.1%	n/a	n/a	n/a	n/a
Purchase volume	$4,991	$5,012	$(21)	(0.4)%	$10,104	$10,286	$(182)	(1.8)%
Number of cash transfers	7.52	8.15	(0.63)	(7.7)%	15.03	15.92	(0.89)	(5.6)%
Number of tax refunds processed	3.73	4.20	(0.47)	(11.1)%	11.71	13.48	(1.77)	(13.1)%
* Represents the number of active accounts as of June 30, 2025 and 2024, respectively.
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
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional services fees, telephone and communication costs, depreciation and amortization of our property and equipment, amortization of our intangible assets, impairment charges of long-lived assets, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active accounts in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, amortization of our acquired intangible assets, impairment charges of long-lived assets, rent and utilities vary based upon our investment in infrastructure, business development, risk management, internal controls and strategic review process and are generally not correlated with our operating revenues or other transaction metrics.
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
Income Tax Expense and Benefit
Our income tax expense and benefit consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Our effective income tax rate may differ from the 21% U.S. federal statutory rate due to a number of factors, including state income taxes, general business credits, non-deductible expenses and penalties, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, audit developments, and legislative changes. See Note 10—Income Taxes to the Consolidated Financial Statements included herein for a discussion of the significant tax differences that impacted our effective tax rate.
Critical Accounting Estimates
There have been no material changes during the six months ended June 30, 2025 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of Consolidated Results for the Three Months Ended June 30, 2025 and 2024
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended June 30,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$381,224	75.6%	$286,127	70.3%
Cash processing revenues	54,484	10.8	56,744	13.9
Interchange revenues	46,967	9.3	49,585	12.2
Interest income, net	21,501	4.3	14,665	3.6
Total operating revenues	$504,176	100.0%	$407,121	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $381.2 million for the three months ended June 30, 2025, an increase of $95.1 million, or 33%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in certain accountholder fees, such as monthly maintenance fees and ATM fees, as a result of a decline in active accounts in our Consumer Services segment during the current period.
Cash Processing Revenues — Cash processing revenues totaled $54.5 million for the three months ended June 30, 2025, a decrease of $2.2 million, or 4%, from the comparable prior year period. In our Money Movement Services segment, our tax processing revenues decreased for the three months ended June 30, 2025 due to an 11% decrease in the number of tax refunds processed and from lower ancillary tax program fees that are associated with tax refund transfers. The decrease in the number of tax refunds processed is principally attributable to our online tax preparation partners. In addition, our cash transfer revenues decreased due to an 8% decrease in the number of cash transfers processed, partially offset by the mix of cash transfer types and locations where the transactions occurred, as the fees we receive vary depending on these factors. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment.
Interchange Revenues — Interchange revenues totaled $47.0 million for the three months ended June 30, 2025, a decrease of $2.6 million, or 5%, from the comparable prior year period. The decrease was primarily due to a lower effective interchange rate earned for the comparable periods, which declined due to a mix-shift toward categories of consumer purchases with lower effective rates. In addition, our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $21.5 million for the three months ended June 30, 2025, an increase of $6.8 million, or 46%, from the comparable prior year period. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners and net proceeds from investment securities sold, and to a lesser extent higher yielding investments from our bond repositioning strategy, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended June 30,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$50,159	9.9%	$52,947	13.0%
Compensation and benefits expenses	63,847	12.7	61,348	15.1
Processing expenses	293,213	58.2	207,896	51.1
Other general and administrative expenses	83,558	16.6	108,597	26.7
Total operating expenses	$490,777	97.4%	$430,788	105.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $50.2 million for the three months ended June 30, 2025, a decrease of $2.7 million, or 5%, from the comparable prior year period. This decrease was driven primarily by a decrease in supply chain materials expenses, which are comprised of debit card plastics and related materials costs, from lower active accounts.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $63.8 million for the three months ended June 30, 2025, an increase of $2.5 million, or 4%, from the comparable prior year period. The increase was driven primarily by an increase in third-party call center support costs associated with the growth of the BaaS account programs within our B2B Services segment, and higher accrued bonus compensation expense due to our current financial performance relative to our annual targets, partially offset by a decrease in employee stock-based compensation expense due to forfeitures of awards.
Processing Expenses — Processing expenses totaled $293.2 million for the three months ended June 30, 2025, an increase of $85.3 million, or 41%, from the comparable prior year period. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $83.6 million for the three months ended June 30, 2025, a decrease of $25.0 million, or 23%, from the comparable prior year period. This decrease was driven primarily by the timing of accruals in the prior year period related to the civil money penalty under our Consent Order from the Federal Reserve Board, and to a lesser extent, a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, and lower professional services fees related to our AML programs due to the year-over-year timing of spend on certain initiatives, partially offset by an increase in software licenses and hosting costs due to investments in our platform and operations, and an increase from expenses associated with our strategic review process.
Other Expense, net
Other expense, net totaled $74.7 million for the three months ended June 30, 2025, an increase of $70.2 million, from the prior year comparable period. This increase was driven by our equity method losses associated with TailFin and resulted principally from a $70 million incentive payment that TailFin made in connection with the extension of the Walmart MoneyCard agreement and related agreements, partially offset by higher income earned from bank-owned life insurance policies. We recorded the incentive payment as a component of equity in losses attributable to TailFin during the three months ended June 30, 2025 under our HLBV method of accounting.

Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.4	8.3
Foreign tax rate differential	0.1	1.8
General business credits	0.2	15.9
Stock-based compensation	(0.2)	(3.9)
IRC 162(m) limitation	(0.5)	4.8
Bank-owned life insurance income	0.4	5.8
Nondeductible expenses and penalties	(0.1)	(48.9)
Global intangible low-tax income tax	0.1	(2.1)
Other	(0.1)	(0.1)
Effective tax rate	25.3%	2.6%
Our income tax benefit totaled $15.9 million for the three months ended June 30, 2025, representing an increase of $15.1 million from the prior year comparable period, primarily due to an increase in our loss before taxes and a decrease in nondeductible expenses and penalties primarily related to the tax effect associated with the civil money penalty we incurred in 2024 for our Consent Order from the Federal Reserve Board.
The increase in our effective tax rate for the three months ended June 30, 2025 from the prior year comparable period was due to several factors, including an increase of $1.7 million in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation, a decrease of $0.2 million in the amount of general business credits, and a lower tax rate benefit from bank-owned life insurance policies income. These increases in our effective tax rate were partially offset by a decrease of $0.5 million in the tax expense associated with shortfalls from stock-based compensation, a decrease of $0.3 million in state income taxes expense, net of federal benefits, and a decrease of $14.4 million in tax expense due to nondeductible expenses and penalties discussed above for the three months ended June 30, 2025.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Comparison of Consolidated Results for the Six Months Ended June 30, 2025 and 2024
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Six Months Ended June 30,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$757,177	71.2%	$567,630	66.1%
Cash processing revenues	167,857	15.8	163,550	19.0
Interchange revenues	94,886	8.9	100,553	11.7
Interest income, net	43,130	4.1	27,376	3.2
Total operating revenues	$1,063,050	100.0%	$859,109	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $757.2 million for the six months ended June 30, 2025, an increase of $189.6 million, or 33%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2025 and 2024—Operating Revenues—Card Revenues and Other Fees." In addition, this net increase was further partially offset by lower breakage revenue on our gift card portfolio.
Cash Processing Revenues — Cash processing revenues totaled $167.9 million for the six months ended June 30, 2025, an increase of $4.3 million, or 3%, from the comparable prior year period. In our Money Movement Services segment, although the number of tax refunds processed decreased by 13% during the six months ended June 30, 2025, our tax processing revenues increased from the expansion of our taxpayer advance program and a favorable mix-shift in the distribution channel in which the tax refund was processed. The decrease in the number of tax refunds processed is principally attributable to our online tax preparation partners. The increase in tax processing revenues was partially offset by a 6% decline in the number of cash transfers processed during the six months ended June 30, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment.
Interchange Revenues — Interchange revenues totaled $94.9 million for the six months ended June 30, 2025, a decrease of $5.7 million, or 6%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 2% and a decrease in the effective interchange rate earned as discussed under “Comparison of Three-Month Periods Ended June 30, 2025 and 2024—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $43.1 million for the six months ended June 30, 2025, an increase of $15.7 million, or 57%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2025 and 2024—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Six Months Ended June 30,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$109,847	10.3%	$115,322	13.4%
Compensation and benefits expenses	130,061	12.2	128,172	14.9
Processing expenses	578,530	54.4	403,562	47.0
Other general and administrative expenses	170,468	16.0	225,166	26.2
Total operating expenses	$988,906	92.9%	$872,222	101.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $109.8 million for the six months ended June 30, 2025, a decrease of $5.5 million, or 5%, from the comparable prior year period. This decrease was primarily driven by a decrease in supply chain materials expenses and a decrease in revenue-sharing arrangements in our tax processing business, partially offset by an increase in sales commissions from higher revenues on products subject to tiered revenue-sharing agreements in our Consumer Services segment.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $130.1 million for the six months ended June 30, 2025, an increase of $1.9 million, or 1%, from the comparable prior year period. This increase was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2025 and 2024—Operating Expenses—Compensation and Benefits Expenses" and offset further by severance benefits that did not recur at the same magnitude in the current period as a result of our reduction in employee workforce in the comparable prior year period.
Processing Expenses — Processing expenses totaled $578.5 million for the six months ended June 30, 2025, an increase of $174.9 million, or 43%, from the comparable prior year period. This increase was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2025 and 2024—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $170.5 million for the six months ended June 30, 2025, a decrease of $54.7 million, or 24%, from the comparable prior year period. This decrease was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2025 and 2024—Operating Expenses—Other General and Administrative Expenses." In addition, other general and administrative expenses decreased due to the settlement payment and impairment charges related to the termination of our partnership agreement to develop a new core banking system in the prior year comparable period that did not recur in the current period.
Other Expense, net
Other expense, net totaled $100.4 million for the six months ended June 30, 2025, an increase of $94.1 million, from the prior year comparable period. This increase was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2025 and 2024—Other Expense, net." In addition, during the first quarter of 2025, we determined we would sell certain available-for-sales securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the six months ended June 30, 2025.

Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Six Months Ended June 30,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	5.7	11.5
Foreign tax rate differential	0.3	2.9
General business credits	1.6	24.9
Stock-based compensation	(4.9)	(12.6)
IRC 162(m) limitation	2.3	7.5
Bank-owned life insurance income	2.0	8.7
Bank-owned life insurance surrender	—	(3.1)
Nondeductible expenses and penalties	(0.3)	(65.5)
Global intangible low-tax income tax	(0.2)	(3.2)
Other	(0.1)	(0.1)
Effective tax rate	27.4%	(8.0)%
Our income tax benefit totaled $8.0 million for the six months ended June 30, 2025, representing an increase of $9.8 million, or 550%, from the prior year comparable period, driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2025 and 2024—Income Tax Expense and Benefit."
The increase in our effective tax rate for the six months ended June 30, 2025 from the prior year comparable period was due to several factors, including an increase of $1.0 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a reduced tax rate benefit due to a decrease of $0.6 million in general business credits, an increase of $0.9 million in state income taxes expense, net of federal benefits, and a lower tax rate benefit from the cash surrender value in bank-owned life insurance policies. These increases were partially offset by a decrease of $0.8 million in tax expense associated with shortfalls from stock-based compensation, a decrease of $0.7 million related to bank-owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank-owned life insurance policies in 2024, and a decrease of $14.5 million in tax expense from nondeductible expenses and penalties associated with the civil money penalty we incurred in 2024 for our Consent Order.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$93,099	$96,620	$(3,521)	(3.6)%	$188,355	$197,232	$(8,877)	(4.5)%
Segment expenses	60,005	62,171	(2,166)	(3.5)%	121,629	129,524	(7,895)	(6.1)%
Segment profit	$33,094	$34,449	$(1,355)	(3.9)%	$66,726	$67,708	$(982)	(1.5)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$3,925	$4,014	$(89)	(2.2)%	$8,163	$8,514	$(351)	(4.1)%
Number of active accounts*	1.67	1.76	(0.09)	(5.1)%	n/a	n/a	n/a	n/a
Direct deposit active accounts*	0.41	0.45	(0.04)	(8.9)%	n/a	n/a	n/a	n/a
Purchase volume	$2,991	$3,036	$(45)	(1.5)%	$6,118	$6,375	$(257)	(4.0)%
* Represents total number of active and direct deposit active accounts as of June 30, 2025 and 2024, respectively.

As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2025		2024
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$3,925	$4,238	$4,060	$3,983	$4,014	$4,500
Number of active accounts *	1.67	1.80	1.88	1.78	1.76	1.93
Direct deposit active accounts *	0.41	0.41	0.43	0.44	0.45	0.46
Purchase volume	$2,991	$3,127	$3,082	$2,904	$3,036	$3,339
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within Consumer Services for the three and six months ended June 30, 2025 decreased $3.5 million, or 4%, and $8.9 million, or 5%, respectively, from the prior year comparable periods, while our segment expenses for the three and six months ended June 30, 2025 decreased by $2.2 million, or 3%, and $7.9 million, or 6%, respectively.
Our gross dollar volume and purchase volume declined by 2% and 1%, respectively, for the three months ended June 30, 2025, and the number of active accounts and direct deposit accounts declined by 5% and 9%, respectively, from the comparable prior year periods, primarily due to each of the factors discussed above in "Overview." These factors include macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted account acquisition. Our gross dollar volume and purchase volume decreased year-over-year by similar levels during the six months ended June 30, 2025. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, ATM fee revenues and interchange revenues decreased year-over-year. In addition, our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates for the comparable period, and a lower average spend per transaction.
Segment expenses for the three and six months ended June 30, 2025 decreased from the comparable prior year periods primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, and lower supply chain material expenses due to lower active accounts, partially offset by an increase in sales commissions from higher revenues on products subject to tiered revenue-sharing agreements. Overall, segment profit decreased for the three and six months ended June 30, 2025 by approximately 4% and 1%, respectively, from the prior year comparable periods.
B2B Services
The results of operations and key metrics of our B2B Services segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$348,650	$252,056	$96,594	38.3%	$690,641	$493,256	$197,385	40.0%
Segment expenses	320,670	232,978	87,692	37.6%	635,509	455,895	179,614	39.4%
Segment profit	$27,980	$19,078	$8,902	46.7%	$55,132	$37,361	$17,771	47.6%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$34,620	$28,116	$6,504	23.1%	$67,634	$54,371	$13,263	24.4%
Number of active accounts*	1.81	1.65	0.16	9.7%	n/a	n/a	n/a	n/a
Purchase volume	$2,000	$1,976	$24	1.2%	$3,986	$3,911	$75	1.9%
* Represents total number of active accounts as of June 30, 2025 and 2024, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2025		2024
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$34,620	$33,014	$31,222	$29,490	$28,116	$26,255
Number of active accounts*	1.81	1.78	1.79	1.68	1.65	1.58
Purchase volume	$2,000	$1,986	$2,070	$1,983	$1,976	$1,935
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three and six months ended June 30, 2025 increased $96.6 million, or 38%, and $197.4 million, or 40%, respectively, compared to the prior year periods, while our segment expenses for the three and six months ended June 30, 2025 increased $87.7 million, or 38%, and $179.6 million, or 39%, respectively.
Our gross dollar volume, purchase volume, and number of active accounts increased during the three months ended June 30, 2025 by 23%, 1%, and 10%, respectively, from the prior year comparable period. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume from these BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
Segment expenses increased for the three and six months ended June 30, 2025 from the comparable prior year periods, principally due to higher processing expenses associated with the growth of certain BaaS account programs, as well as higher third-party call center support costs as a result of an increase in gross dollar volume and the number of active accounts, partially offset by lower transaction losses due to favorable reductions in our dispute loss rates. As a result of these factors, our segment profit increased for the three and six months ended June 30, 2025 by approximately 47% and 48%, respectively, from the prior year comparable periods. Although limited, our segment profit margin increased year-over-year from improvement in our cost structure and revised economics of certain partnerships, despite the impact of certain BaaS partnerships largely providing for a fixed profit.
Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$50,848	$52,963	$(2,115)	(4.0)%	$161,095	$156,113	$4,982	3.2%
Segment expenses	16,736	17,672	(936)	(5.3)%	50,157	54,975	(4,818)	(8.8)%
Segment profit	$34,112	$35,291	$(1,179)	(3.3)%	$110,938	$101,138	$9,800	9.7%

Key Metrics	(In millions, except percentages)
Number of cash transfers	7.52	8.15	(0.63)	(7.7)%	15.03	15.92	(0.89)	(5.6)%
Number of tax refunds processed	3.73	4.20	(0.47)	(11.1)%	11.71	13.48	(1.77)	(13.1)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2025		2024
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	7.52	7.51	8.14	8.22	8.15	7.77
Number of tax refunds processed	3.73	7.98	0.15	0.19	4.20	9.28

Segment revenues within our Money Movement services for the three months ended June 30, 2025 decreased $2.1 million, or 4%, and for the six months ended June 30, 2025 increased $5.0 million, or 3%, from the comparable prior year periods. Segment expenses for the three and six months ended June 30, 2025 decreased $0.9 million, or 5%, and $4.8 million, or 9%, respectively.
The decrease in segment revenues for the three months ended June 30, 2025 was driven by lower tax processing revenues due to an 11% decrease in the number of tax refunds processed and from lower ancillary tax program fees that are associated with tax refund transfers. The decrease in the number of tax refunds processed is principally attributable to our online tax preparation partners. In addition, our cash transfer revenues decreased due to an 8% decrease in the number of cash transfers processed, partially offset by the mix of cash transfer types and locations where the transactions occurred, as the fees we receive vary depending on these factors. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment.
The increase in segment revenues for the six months ended June 30, 2025 was driven by higher tax processing revenues despite a lower number of tax refunds processed, due to the expansion of our taxpayer advance program and a favorable mix-shift in the distribution channel in which the tax refund was processed. These increases were partially offset by a 6% decline in the number of cash transfers processed during the six months ended June 30, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was due to the same reasons discussed above.
Segment expenses decreased during the three and six months ended June 30, 2025 primarily due to a decrease in revenue-sharing arrangements in our tax processing business.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$8,567	$917	$7,650	834.2%	$17,037	$3,378	$13,659	404.4%
Unallocated corporate expenses and inter-segment eliminations	58,328	55,737	2,591	4.6%	113,849	116,355	(2,506)	(2.2)%
Total	$(49,761)	$(54,820)	$5,059	(9.2)%	$(96,812)	$(112,977)	$16,165	(14.3)%
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
Revenues within our Corporate and Other segment were driven primarily by an increase in net interest income, which increased by 46% and 57% for the three and six months ended June 30, 2025, respectively, from the prior year comparable periods. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners and net proceeds from investment securities sold, and to a lesser extent higher yielding investments from our bond repositioning strategy, partially offset by an increase in interest shared with certain BaaS partners (a reduction of revenue).
Unallocated corporate expenses for the three months ended June 30, 2025 increased by approximately 5% and for the six months ended June 30, 2025 decreased by approximately 2%, over the prior year comparable periods. The increase in unallocated corporate expenses for the three months ended June 30, 2025 was driven primarily by an increase in accrued bonus compensation expense due to our current financial performance relative to our annual targets and higher software licenses and hosting costs due to investments in our platform and operations, partially offset by a decrease from lower professional services fees related to our AML programs due to the year-over-year timing of spend on certain initiatives. The net decrease for the six months ended June 30, 2025 was impacted by these same factors, and driven lower primarily from professional services fees related to our AML programs.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Total cash provided by
Operating activities	$177,701	$120,674
Investing activities	501,664	7,783
Financing activities	40,762	502,258
Increase in unrestricted cash, cash equivalents and restricted cash	$720,127	$630,715
For the six months ended June 30, 2025 and 2024, we financed our operations primarily through our cash flows provided by operating activities, customer funds held on deposit and borrowings from our senior unsecured notes. As of June 30, 2025, our primary source of liquidity was unrestricted cash and cash equivalents totaling $2.3 billion. We also consider our $1.5 billion of available-for-sale investment securities to be highly liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our revolving line of credit will be sufficient to meet our working capital, capital expenditures, and any other capital needs for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of material trends on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $177.7 million of net cash provided by operating activities during the six months ended June 30, 2025 was the result of $21.3 million of net loss, adjusted for certain non-cash operating items of $173.1 million and increases in net changes in our working capital assets and liabilities of $25.8 million.
Our $120.7 million of net cash provided by operating activities during the six months ended June 30, 2024 was the result of $24.0 million of net loss, adjusted for certain non-cash operating items of $97.4 million and increases in net changes in our working capital assets and liabilities of $47.2 million, attributable primarily to the timing of the accrual related to our Consent Order from the Federal Reserve Board and the collection of fee advances outstanding as of the beginning of the year.
Cash Flows from Investing Activities
Our $501.7 million of net cash provided by investing activities during the six months ended June 30, 2025 was primarily due to proceeds from sales and maturities of available-for-sale securities, net of purchases, of $558.9 million, partially offset by the acquisition of property and equipment of $38.9 million and net changes in loans of $17.4 million.
Our $7.8 million of net cash provided by investing activities during the six months ended June 30, 2024 was primarily due to net proceeds from maturities of available-for-sale securities of $94.8 million, partially offset by capital contributions related to our investment in TailFin of $35.0 million, the acquisition of property and equipment of $31.5 million and net changes in loans of $20.2 million. Our final payment under our commitment with TailFin was made in January 2024.
Cash Flows from Financing Activities
Our $40.8 million of net cash provided by financing activities during the six months ended June 30, 2025 was principally the result of a net increase in customer deposits of $86.3 million and borrowings on our notes payable $14.9 million, partially offset by a net decrease in obligations to customers of $60.0 million. Refer to additional discussion below for our borrowings and repayments of debt.

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
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of June 30, 2025.
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
Other Sources
Green Dot Bank has the ability to access various sources of funding, including advances from the Federal Home Loan Bank and the Federal Reserve's discount window. Availability of these borrowings is subject to various factors, including maintaining eligibility requirements and the amount of pledged collateral. These sources may be used from time to time to support our short-term liquidity needs.
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
Contractual Obligations
There have been no material changes during the six months ended June 30, 2025 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
As of June 30, 2025 and December 31, 2024, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. To be categorized as "well-capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since June 30, 2025 which management believes would have changed our category as "well-capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well-capitalized" minimum capital amounts and ratios at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$760,052	14.0%	4.0%	n/a
Common equity Tier 1 capital	$760,052	46.4%	4.5%	n/a
Tier 1 capital	$760,052	46.4%	6.0%	6.0%
Total risk-based capital	$786,731	48.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$406,732	7.7%	4.0%	5.0%
Common equity Tier 1 capital	$406,732	35.0%	4.5%	6.5%
Tier 1 capital	$406,732	35.0%	6.0%	8.0%
Total risk-based capital	$414,431	35.7%	8.0%	10.0%

	December 31, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$760,571	15.0%	4.0%	n/a
Common equity Tier 1 capital	$760,571	42.6%	4.5%	n/a
Tier 1 capital	$760,571	42.6%	6.0%	6.0%
Total risk-based capital	$782,207	43.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$362,697	7.3%	4.0%	5.0%
Common equity Tier 1 capital	$362,697	28.2%	4.5%	6.5%
Tier 1 capital	$362,697	28.2%	6.0%	8.0%
Total risk-based capital	$370,207	28.8%	8.0%	10.0%

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
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") decreased the federal funds target rate in September 2024 to a range of 4.75%-5.0%, the first rate cut in over four years, and further reduced interest rates by an additional 50 basis points during the fourth quarter of 2024. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. To address some of this dynamic, we have begun to reposition a portion of our investment securities portfolio into variable rate debt securities to improve net yields and balance the effect of our interest sharing arrangements with BaaS partners.
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
Inflation risks
It is difficult to assess whether inflation has or will have a material effect on our business, financial condition or results of operations. Nonetheless, if our borrowing rates were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could harm our business, financial condition and results of operations. Additionally, interest rate increases may adversely impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us. However, we believe this risk is largely offset by the higher interest rate yields on our cash and investment portfolios as well as anticipated increases in consumer spending caused by inflation that would result in increased interchange revenue. Further, because the majority of our investment portfolio is subject to longer maturity dates, we believe the risk of realized losses from selling fixed income securities at a discount to the market is immaterial relative to the size of our portfolio.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 63% and 59% of our total operating revenues for the three and six months ended June 30, 2025, respectively, was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 8% and 7% for the three and six months ended June 30, 2025, respectively. We expect that both Walmart and our largest BaaS partner will continue to have a significant impact on our operating revenues in future periods. It would be difficult to replace these operating revenues. Accordingly, any significant reduction in transaction volume or customers’ spending levels through Walmart or our largest BaaS partner, for any reason, including macroeconomic conditions or non-renewal of existing contracts, would negatively impact our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partner or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
The electronic payments industry is subject to rapid and significant technological changes, and our ability to meet our customers' and partners' needs and expectations is key to our business success and financial results over the long term. We cannot predict the effect of technological changes on our business. We rely in part on third parties for the development of, and access to, new technologies. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, other competitors may experience lower cost structures and different regulatory requirements and scrutiny than we do, which may allow them to innovate more rapidly than we can.
Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to develop or transition to new services and technologies may be inhibited by a lack of industry-wide standards, by difficulties encountered in our development of new services and technologies, by resistance from our retail distributors, BaaS partners, third-party processors or consumers to these changes, by the intellectual property rights of third parties or our reliance on certain third-party service providers. A failure to maintain or to enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer or partner expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively affect our business and financial results.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our card issuing bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2025, we had assets subject to settlement risk of $679.5 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a negative impact on our business, results of operations and financial condition.

Worsening economic conditions, high rates of inflation, or other potential causes of economic distress could negatively impact our business and financial results.
Global and macro-economic factors have resulted and may continue to result in high inflation rates, interest rates, or unemployment rates, leading to economic challenges for consumers and our retail distributors and other partners as well as reduced transaction and spending volumes on accounts. Additionally, these effects increase the settlement risk from our retail distributors and banking partners and could cause us to experience contraction in the number of locations within our network of retail distributors due to store closures or other developments, with attendant negative impacts to our operating revenues and results of operations. If current market conditions deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A common stock. Additionally, significant inflationary pressure increases borrowing rates, and we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could negatively impact our business, financial condition and results of operations. Additionally, increased interest rates may negatively impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
Complex existing and emerging local, state, and federal laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. In addition, our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal information, or to protect personal information from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a negative impact on our operations, financial performance, and business.
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
A significant portion of our software development operations are based in Shanghai, China. A prolonged disruption at our China facility for any reason including due to natural or man-made disasters, outbreaks of disease, climate change, geopolitical matters or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services, which could negatively impact our business. Additionally, as a result of our international operations, we face numerous other challenges and risks, including, but not limited to:
•increased complexity and costs of managing international operations, including regulatory compliance;
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
REGULATORY AND LEGAL RISKS
As a bank holding company, we are subject to extensive and potentially changing regulations and regulatory expectations, which may limit our ability to pursue business opportunities and increase compliance challenges.
As a bank holding company, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah Department of Financial Institutions and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. As has been the case in the past, when the regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may in the future become subject to, in addition to our then-current obligations (which includes the formal enforcement action noted below), additional formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, negatively impact our results of operations and restrict our ability to grow. For example, in July 2024 we and our subsidiary bank entered into a consent order, including a $44 million civil money penalty, with the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations (the "Consent Order"). In response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. We expect heightened oversight of our compliance and other risk management capabilities will continue for the foreseeable future. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For each of the three and six months ended June 30, 2025, interchange revenues represented 9% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings, investigations or subpoenas. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, in July 2024 we and our subsidiary bank entered into the Consent Order, including a civil money penalty of $44 million, with the Federal Reserve Board as further discussed in the "As a bank holding company, we are subject to extensive and potentially changing regulations and regulatory expectations, which may limit our ability to pursue business opportunities and increase compliance challenges" risk factor above. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a negative impact on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah Department of Financial Institutions. Any regulatory or judicial proceedings or investigations initiated against us by private or governmental entities may result in adverse publicity associated with these proceedings or investigations and could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could negatively impact our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
We may be unable to adequately protect our brand and our intellectual property rights related to our products and services or third parties may allege that we are infringing their intellectual property rights.
Our brands and marks are important to our business, and we utilize trademark registrations and other means to protect them. Our business would be negatively impacted if we were unable to protect our brand against infringement. We also rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We currently have 18 issued patents. Although we generally seek patent protection for inventions and improvements that we anticipate will be incorporated into our products and services, there is always a chance that our patents or patent applications could be challenged, invalidated or circumvented, or that an issued patent will not adequately cover the scope of our inventions or improvements incorporated into our products or services. Additionally, our patents could be circumvented by third parties.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $385.9 million as of June 30, 2025. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.

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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Description of Exhibits

10.1+	Amendments to 2020 Amended And Restated Walmart MoneyCard Program Agreement, dated as of January 1, 2020, among the parties thereto.

31.1	Certification of William I Jacobs, Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William I Jacobs, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Jess Unruh, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Green Dot Corporation

Date:	August 11, 2025	By:	/s/ William I Jacobs
		Name:	William I Jacobs
		Title:	Interim Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)