Form 10-Q
period 2025-09-30
GREEN DOT CORP
filed 2025-11-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 55,422,413 shares of Class A common stock outstanding, par value $0.001 per share as of October 31, 2025.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,637,321	$1,592,391
Restricted cash	44	44
Investment securities available-for-sale, at fair value	—	24,152
Settlement assets	718,189	616,172
Accounts receivable, net	145,822	132,007
Prepaid expenses and other assets	55,489	63,424
Income tax receivable	12,661	—
Total current assets	2,569,526	2,428,190
Investment securities available-for-sale, at fair value	2,326,288	2,008,650
Loans to bank customers, net of allowance for credit losses of $21,988 and $17,542 as of September 30, 2025 and December 31, 2024, respectively	37,139	31,961
Prepaid expenses and other assets	158,887	242,707
Property, equipment, and internal-use software, net	200,691	188,363
Operating lease right-of-use assets	2,896	10,823
Deferred expenses	813	1,242
Net deferred tax assets	90,509	124,405
Goodwill and intangible assets	380,451	397,941
Total assets	$5,767,200	$5,434,282
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$107,098	$103,765
Deposits	4,215,340	4,010,520
Obligations to customers	247,221	236,616
Settlement obligations	53,171	48,482
Amounts due to card issuing banks for overdrawn accounts	—	84
Other accrued liabilities	159,133	87,675
Operating lease liabilities	1,424	2,416
Deferred revenue	4,775	6,279
Income tax payable	222	6,648
Total current liabilities	4,788,384	4,502,485
Other accrued liabilities	402	1,045
Operating lease liabilities	1,683	8,641
Notes payable	63,442	48,526
Total liabilities	4,853,911	4,560,697
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2025 and December 31, 2024; 55,421 and 54,227 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	56	55
Additional paid-in capital	421,866	408,010
Retained earnings	691,559	743,602
Accumulated other comprehensive loss	(200,192)	(278,082)
Total stockholders’ equity	913,289	873,585
Total liabilities and stockholders’ equity	$5,767,200	$5,434,282
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$393,063	$310,372	$1,150,240	$878,002
Cash processing revenues	33,766	34,897	201,623	198,447
Interchange revenues	45,329	48,397	140,215	148,950
Interest income, net	22,668	16,077	65,798	43,453
Total operating revenues	494,826	409,743	1,557,876	1,268,852
Operating expenses:
Sales and marketing expenses	48,243	52,626	158,090	167,948
Compensation and benefits expenses	63,411	61,795	193,472	189,967
Processing expenses	309,311	228,227	887,841	631,789
Other general and administrative expenses	86,790	70,027	257,258	295,193
Restructuring and other charges	19,902	—	19,902	—
Total operating expenses	527,657	412,675	1,516,563	1,284,897
Operating (loss) income	(32,831)	(2,932)	41,313	(16,045)
Interest expense, net	1,555	1,577	4,572	4,306
Other (expense), net	(1,338)	(3,705)	(101,733)	(10,045)
Loss before income taxes	(35,724)	(8,214)	(64,992)	(30,396)
Income tax (benefit) expense	(4,933)	(374)	(12,949)	1,409
Net loss	$(30,791)	$(7,840)	$(52,043)	$(31,805)

Basic loss per common share:	$(0.56)	$(0.15)	$(0.95)	$(0.60)
Diluted loss per common share	$(0.56)	$(0.15)	$(0.95)	$(0.60)
Basic weighted-average common shares issued and outstanding:	55,400	53,722	54,966	53,373
Diluted weighted-average common shares issued and outstanding:	55,400	53,722	54,966	53,373
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(30,791)	$(7,840)	$(52,043)	$(31,805)
Other comprehensive (loss) income
Unrealized holding income, net of tax	18,098	62,175	59,286	79,910
Reclassification of losses realized in net income, net of tax	—	—	18,604	—
Comprehensive (loss) income	$(12,693)	$54,335	$25,847	$48,105
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2025	55,388	$55	$416,767	$722,350	$(218,290)	$920,882
Common stock issued under stock plans, net of withholdings and related tax effects	33	1	(161)	—	—	(160)
Stock-based compensation	—	—	5,260	—	—	5,260
Net loss	—	—	—	(30,791)	—	(30,791)
Other comprehensive income	—	—	—	—	18,098	18,098
Balance at September 30, 2025	55,421	$56	$421,866	$691,559	$(200,192)	$913,289

	Three Months Ended September 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2024	53,707	$54	$392,810	$746,339	$(269,252)	$869,951
Common stock issued under stock plans, net of withholdings and related tax effects	44	—	(228)	—	—	(228)
Stock-based compensation	—	—	8,187	—	—	8,187
Net loss	—	—	—	(7,840)	—	(7,840)
Other comprehensive income	—	—	—	—	62,175	62,175
Balance at September 30, 2024	53,751	$54	$400,769	$738,499	$(207,077)	$932,245
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2024	54,227	$55	$408,010	$743,602	$(278,082)	$873,585
Common stock issued under stock plans, net of withholdings and related tax effects	1,194	1	(161)	—	—	(160)
Stock-based compensation	—	—	14,017	—	—	14,017
Net loss	—	—	—	(52,043)	—	(52,043)
Other comprehensive income	—	—	—	—	77,890	77,890
Balance at September 30, 2025	55,421	$56	$421,866	$691,559	$(200,192)	$913,289

	Nine Months Ended September 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
Common stock issued under stock plans, net of withholdings and related tax effects	935	1	730	—	—	731
Stock-based compensation	—	—	24,059	—	—	24,059
Net loss	—	—	—	(31,805)	—	(31,805)
Other comprehensive income	—	—	—	—	79,910	79,910
Balance at September 30, 2024	53,751	$54	$400,769	$738,499	$(207,077)	$932,245
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Operating activities
Net loss	$(52,043)	$(31,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	47,530	47,732
Amortization of intangible assets	15,599	16,295
Provision for uncollectible overdrawn accounts from purchase transactions	11,247	15,509
Provision for loan losses	19,138	22,471
Stock-based compensation	14,017	24,059
Losses in equity method investments	81,901	11,931
Realized loss on available-for-sale investment securities	24,779	—
Amortization of discount on available-for-sale investment securities	(343)	(1,614)
Impairment of long-lived assets	2,023	4,944
Other	(4,384)	(1,810)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,062)	9,997
Prepaid expenses and other assets	10,847	16,024
Deferred expenses	429	320
Accounts payable and other accrued liabilities	76,311	(24,534)
Deferred revenue	(2,144)	157
Income tax receivable/payable	(18,650)	(4,803)
Other, net	(168)	(478)
Net cash provided by operating activities	201,027	104,395

Investing activities
Purchases of available-for-sale investment securities	(1,083,583)	(11,845)
Proceeds from maturities of available-for-sale securities	146,355	154,682
Proceeds from sales and calls of available-for-sale securities	730,801	273
Payments for property, equipment and internal-use software	(58,696)	(52,168)
Net changes in loans	(20,315)	(24,366)
Investment in TailFin Labs, LLC	—	(35,000)
Proceeds from other investments	—	55,088
Other investing activities	(2,019)	(846)
Net cash (used in) provided by investing activities	(287,457)	85,818

Financing activities
Borrowings on notes payable	14,860	44,551
Borrowings on revolving line of credit	—	238,000
Repayments on revolving line of credit	—	(299,000)
Proceeds from exercise of options and ESPP purchases	2,634	2,719
Taxes paid related to net share settlement of equity awards	(2,794)	(1,988)
Net changes in deposits	204,006	547,477
Net changes in settlement assets and obligations to customers	(86,723)	46,013
Deferred financing costs	(623)	(894)
Net cash provided by financing activities	131,360	576,878

Net increase in unrestricted cash, cash equivalents and restricted cash	44,930	767,091
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,592,435	686,502
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,637,365	$1,453,593

Cash paid for interest	$8,069	$9,896
Cash paid for income taxes	$5,516	$6,003

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,637,321	$1,453,549
Restricted cash	44	44
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,637,365	$1,453,593
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
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2024 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our previously disclosed significant accounting policies during the nine months ended September 30, 2025 except as disclosed in Note 19 — Restructuring and Other Charges. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2025 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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
Accounting pronouncements not yet adopted
In September 2025, the FASB issued ASU 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which amends the accounting for and disclosure of software costs. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This updated standard is to be applied using a prospective, modified transition, or retrospective application. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statement and disclosures.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires disclosures about specific types of expenses included in the expense captions presented on the consolidated statement of operations, as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. This updated standard is to be applied prospectively with the option for retrospective application. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statement disclosures.
Note 3—Revenues
As discussed in Note 20 — Segment Information, we determine our operating segments based on how our chief operating decision maker manages our operations, makes operating decisions and evaluates operating performance. Within our segments, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors can be further illustrated based on the timing in which revenue for each of our products and services is recognized. Our products and services are only offered to customers within the United States and certain U.S. territories. The following tables disaggregate our revenues earned from external customers by each of our reportable segments:

	Three Months Ended September 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$41,384	$66,081	$32,184	$139,649
Transferred over time	311,402	20,296	811	332,509
Operating revenues (1)	$352,786	$86,377	$32,995	$472,158

	Three Months Ended September 30, 2024
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$38,617	$70,325	$33,965	$142,907
Transferred over time	224,647	25,251	861	250,759
Operating revenues (1)	$263,264	$95,576	$34,826	$393,666

	Nine Months Ended September 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$117,509	$203,509	$197,814	$518,832
Transferred over time	903,662	67,156	2,428	973,246
Operating revenues (1)	$1,021,171	$270,665	$200,242	$1,492,078

	Nine Months Ended September 30, 2024
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$108,369	$210,797	$195,914	$515,080
Transferred over time	631,067	76,837	2,415	710,319
Operating revenues (1)	$739,436	$287,634	$198,329	$1,225,399

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.

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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.1 million and $0.2 million in revenue for the three months ended September 30, 2025 and 2024, respectively, and $2.9 million and $3.7 million for the nine months ended September 30, 2025 and 2024, respectively, that were included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2025
Agency bond securities	$179,226	$—	$(23,519)	$155,707
Agency mortgage-backed securities	2,053,068	369	(226,568)	1,826,869
Municipal bonds	28,460	—	(5,808)	22,652
Asset-backed securities	322,019	62	(1,021)	321,060
Total investment securities	$2,582,773	$431	$(256,916)	$2,326,288

December 31, 2024
Corporate bonds	$10,000	$—	$(110)	$9,890
Agency bond securities	240,628	—	(38,132)	202,496
Agency mortgage-backed securities	2,121,037	3	(323,467)	1,797,573
Municipal bonds	29,116	—	(6,273)	22,843
Total investment securities	$2,400,781	$3	$(367,982)	$2,032,802

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of September 30, 2025 and December 31, 2024, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2025
Agency bond securities	$—	$—	$155,707	$(23,519)	$155,707	$(23,519)
Agency mortgage-backed securities	628,288	(2,788)	1,071,713	(223,780)	1,700,001	(226,568)
Municipal bonds	—	—	22,652	(5,808)	22,652	(5,808)
Asset-backed securities	285,216	(1,021)	—	—	285,216	(1,021)
Total investment securities	$913,504	$(3,809)	$1,250,072	$(253,107)	$2,163,576	$(256,916)

December 31, 2024
Corporate bonds	$—	$—	$9,890	$(110)	$9,890	$(110)
Agency bond securities	—	—	202,496	(38,132)	202,496	(38,132)
Agency mortgage-backed securities	15,311	(937)	1,781,301	(322,530)	1,796,612	(323,467)
Municipal bonds	—	—	22,843	(6,273)	22,843	(6,273)
Total investment securities	$15,311	$(937)	$2,016,530	$(367,045)	$2,031,841	$(367,982)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any credit-related impairment loss during the three and nine months ended September 30, 2025 or 2024 on our available-for-sale investment securities. Unrealized losses as of September 30, 2025 and December 31, 2024 are the result of increases in interest rates relative to when they were purchased as our investment portfolio is comprised predominantly of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of September 30, 2025 and December 31, 2024 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
Except as disclosed below, we do not currently intend to sell our remaining investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
In April 2025, we sold certain available-for-sale securities in order to reposition the proceeds into higher yielding assets. As a result, we recorded a realized loss of $24.8 million upon final settlement of the securities sold. Realized losses are reflected as a component of other expense, net on our consolidated statement of operations for the nine months ended September 30, 2025.
As of September 30, 2025, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$90,496	$81,270
Due after five years through ten years	63,730	55,202
Due after ten years	53,460	41,887
Mortgage and asset-backed securities	2,375,087	2,147,929
Total investment securities	$2,582,773	$2,326,288
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations. See Note 2 — Summary of Significant Accounting Policies.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Trade receivables	$49,277	$35,426
Reserve for uncollectible trade receivables	(43)	—
Net trade receivables	49,234	35,426

Overdrawn accountholder balances from purchase transactions	5,174	5,827
Reserve for uncollectible overdrawn accounts from purchase transactions	(1,268)	(1,741)
Net overdrawn accountholder balances from purchase transactions	3,906	4,086

Accountholder fees	2,467	2,413
Receivables due from card issuing banks	1,788	1,757
Fee advances, net	9,132	46,588
Other receivables	79,295	41,737
Accounts receivable, net	$145,822	$132,007
Included within "other receivables" above is $40 million related to the settlement of a class-action lawsuit. See Note 17—Commitments and Contingencies for further information.
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$1,957	$2,737	$1,741	$5,281
Provision for uncollectible overdrawn accounts from purchase transactions	4,637	4,248	11,247	15,509
Charge-offs	(5,326)	(4,496)	(11,720)	(18,301)
Balance, end of period	$1,268	$2,489	$1,268	$2,489

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2025
Residential	$—	$—	$—	$—	$7,630	$7,630
Commercial	—	—	—	—	2,645	2,645
Installment	—	—	—	—	5,956	5,956
Consumer	1,918	—	—	1,918	29,925	31,843
Secured credit card	585	700	2,025	3,310	7,743	11,053
Total loans	$2,503	$700	$2,025	$5,228	$53,899	$59,127

Percentage of outstanding	4.2%	1.2%	3.4%	8.8%	91.2%	100.0%

December 31, 2024
Residential	$1	$—	$—	$1	$6,874	$6,875
Commercial	—	—	—	—	2,585	2,585
Installment	—	933	—	933	4,506	5,439
Consumer	1,668	—	—	1,668	23,868	25,536
Secured credit card	700	700	2,536	3,936	5,132	9,068
Total loans	$2,369	$1,633	$2,536	$6,538	$42,965	$49,503

Percentage of outstanding	4.8%	3.3%	5.1%	13.2%	86.8%	100.0%
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
The portion of our secured credit card portfolio that was previously classified as loans held for sale was reclassified to loans to bank customers on our consolidated balance sheet as of September 30, 2025 based on changes in management's intention. These secured card balances, which amounted to approximately $3.4 million upon transfer, were previously included in the long-term portion of prepaid and other assets. As of December 31, 2024, the fair value of the loans held for sale amounted to approximately $3.8 million.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information on the criteria for classification as nonperforming.

	September 30, 2025	December 31, 2024
	(In thousands)
Residential	$21	$34
Secured credit card	2,025	2,536
Total loans	$2,046	$2,570

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	September 30, 2025		December 31, 2024
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$7,609	$21	$6,841	$34
Commercial	2,645	—	2,585	—
Installment	5,956	—	5,439	—
Consumer	31,843	—	25,536	—
Secured credit card	9,028	2,025	6,532	2,536
Total loans	$57,081	$2,046	$46,933	$2,570
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$22,404	$17,360	$17,542	$11,383
Provision for loans	4,054	5,724	19,138	22,471
Loans charged off	(4,485)	(5,340)	(14,772)	(16,240)
Recoveries of loans previously charged off	15	34	80	164
Balance, end of period	$21,988	$17,778	$21,988	$17,778
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
As of September 30, 2025 and December 31, 2024, our net investment in TailFin amounted to approximately $46.7 million and $128.4 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. Under the HLBV method and based on the terms of the agreement, we recorded equity in losses attributable to TailFin of approximately $3.2 million and $4.4 million for the three months ended September 30, 2025 and 2024, respectively, and $81.7 million and $12.3 million for the nine months ended September 30, 2025 and 2024, respectively. Our equity in losses for the nine months ended September 30, 2025 reflect the $70 million incentive payment described below. These amounts are recorded as a component of other expense, net on our consolidated statements of operations.
In April 2025, we entered into an amendment which provides for us to continue serving as the issuing bank and program manager for the Walmart MoneyCard suite of reloadable debit card products, and entered into additional amendments pursuant to which we distribute our various products and services, including certain Green Dot-branded products and reload services through the Green Dot Network, at Walmart stores (collectively, the “Agreements”). The amended term of the Agreements expires on January 31, 2033, subject to an automatic one-year renewal provision under the terms of the arrangements. In consideration of the amended Agreements, we and the assignee of Walmart Inc. and its subsidiary parties, RNBW Ventures Inc., (“RNBW”), agreed to cause TailFin to pay RNBW a one-time, non-refundable incentive payment in the amount of $70 million, which we recorded as a component of equity in losses attributable to TailFin during the second quarter of 2025 under our HLBV method of accounting.
The following table presents summarized financial information of TailFin's statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$482	$1,676	$2,531	$4,823
Sales and marketing expenses	(2,217)	(2,296)	(6,911)	(8,280)
Compensation and professional services	(1,356)	(3,804)	(7,220)	(8,882)
Other	(100)	—	(100)	—
Net loss	(3,191)	(4,424)	(11,700)	(12,339)
Investor HLBV basis adjustment (1)	—	—	(70,000)	—
Equity in losses attributable to TailFin	$(3,191)	$(4,424)	$(81,700)	$(12,339)

(1)
The incentive payment of $70 million has been recorded as a deferred asset on TailFin’s balance sheet and will be amortized over the revised term of the Agreements through 2033. Under the HLBV method and based on the terms of the agreement, we expensed the amount upon payment.

Other equity method investments
Our equity method investments also include an investment held by our bank, which amounted to $3.1 million and $3.2 million, respectively, as of September 30, 2025 and December 31, 2024. Equity in earnings from this investment for the three and nine months ended September 30, 2025 and 2024 were not significant.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposit accounts	$4,078,590	$3,905,603
Interest-bearing deposit accounts
Checking accounts	121,619	89,256
Savings	6,227	6,270
Secured card deposits	3,044	3,659
Time deposits, denominations greater than or equal to $250	3,670	2,132
Time deposits, denominations less than $250	2,190	3,600
Total interest-bearing deposit accounts	136,750	104,917
Total deposits	$4,215,340	$4,010,520
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2025
(In thousands)
Due in 2025	$1,219
Due in 2026	1,239
Due in 2027	1,848
Due in 2028	746
Due in 2029	692
Thereafter	116
Total time deposits	$5,860
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
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of September 30, 2025, we were in compliance with all affirmative and negative non-financial covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

	September 30, 2025	December 31, 2024
	(In thousands)
Senior unsecured notes	$65,000	$50,000
Less: Unamortized discount and issuance costs	(1,558)	(1,474)
Notes payable, net of unamortized discount and issuance costs	$63,442	$48,526

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt (continued)
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of September 30, 2025.
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
We incurred total cash interest expense on our debt of approximately $1.4 million and $1.5 million during the three months ended September 30, 2025 and 2024, respectively, and $4.1 million and $4.2 million during the nine months ended September 30, 2025 and 2024, respectively.
Note 10—Income Taxes
Our income tax benefit for the nine months ended September 30, 2025 and income tax expense for the nine months ended September 30, 2024 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.2	6.1
Foreign tax rate differential	(1.5)	1.4
General business credits	0.9	11.6
IRC 162(m) limitation	0.6	3.8
Stock-based compensation	(2.4)	(10.0)
Bank-owned life insurance income	1.5	2.8
Bank-owned life insurance surrender	—	(7.4)
Nondeductible expenses and penalties	(0.2)	(32.3)
Global intangible low-tax income tax	—	(1.5)
Change in valuation allowance	(4.1)	—
Other	(0.1)	(0.1)
Effective tax rate	19.9%	(4.6)%
The effective tax rate for the nine months ended September 30, 2025 and 2024 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, and the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation. The net increase in the effective tax rate for the nine months ended September 30, 2025 from the prior year comparable period was due to several factors, including an increase of $0.8 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, an increase of $2.6 million in the valuation allowance on the deferred tax assets of our China subsidiary, a lower tax rate benefit due to a decrease of $1.0 million in general business credits, and a lower tax rate benefit from the cash surrender value in bank-owned life insurance policies. These increases were partially offset by a decrease of $1.2 million decrease in tax expense associated with shortfalls from stock-based compensation, a decrease of $0.9 million in state income taxes expense, net of federal benefits, a decrease of $9.7 million in tax expense from nondeductible expenses and penalties primarily related to the tax effect associated with the civil money penalty we incurred in 2024 for our Consent Order received from the Federal Reserve Board, and a decrease of $2.3 million related to bank-owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank-owned life insurance policies we completed in 2024.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the nine months ended September 30, 2025 and 2024, the provision for GILTI tax expense was not material to our financial statements.
On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act" (“OBBBA”) was signed into law, enacting significant changes to the U.S. federal tax code with various effective dates from 2025 to 2027. The OBBBA introduced several provisions that may affect our future financial results, including an elective deduction for domestic research expenditures, reinstatement of elective 100% first-year bonus depreciation, and modifications to GILTI, among other provisions. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of the tax provisions contained in the OBBBA will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury. We are currently evaluating the impact of these tax law changes on our effective tax rate and deferred tax assets in 2025 and future periods. We will continue to monitor additional guidance as it becomes available and reflect the impact in future periods as appropriate.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2025, we have a valuation allowance recorded against a portion of our unrealized loss on equity securities as we believe it is more-likely-than-not that the tax benefits related to this portion of the loss will not be realized. In addition, during the current period ended September 30, 2025, we recorded an increase in the valuation allowance related to the deferred tax assets of our China subsidiary. As a result of our plan to exit our operational activities in China, we determined that it is no longer more-likely-than-not that its net operating loss carryforwards and other related tax attributes will be realized. As of September 30, 2024, we did not have a valuation allowance on any of our deferred tax assets as we believed it was more-likely-than-not that we would realize the benefits of our deferred tax assets.
We are subject to examination by the Internal Revenue Service (the "IRS"), and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2017 through 2024. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. The IRS initiated an examination of our 2017 U.S. federal tax return during the second quarter ended June 30, 2020. In October 2025, we reached a tentative settlement agreement with the IRS related to the examination of our 2017 U.S. federal tax return. As of the issuance of these financial statements, the IRS has not provided their formal settlement agreement, but we expect to receive it by December 31, 2025. The net impact of the settlement agreement will be recognized in the fourth quarter of 2025 and we do not expect that this settlement will have a material impact on our consolidated financial statements.
As of September 30, 2025, we had federal net operating loss carryforwards of approximately $11.1 million, state net operating loss carryforwards of approximately $120.1 million, and capital loss carryforwards of approximately $0.1 million which will be available to offset future income. If not used, the federal net operating losses will expire between 2030 and 2034. Of our total state net operating loss carryforwards, approximately $62.6 million will expire between 2028 and 2044, while the remaining balance of approximately $57.5 million does not expire and carries forward indefinitely. The capital loss carryforwards will expire in 2028. The net operating losses are subject to an annual IRC Section 382 limitation, which restricts their utilization against taxable income in future periods. In addition, we have state business tax credits of approximately $22.7 million that can be carried forward indefinitely and other state business tax credits of approximately $0.3 million that will begin expiring on December 31, 2025 and continue to expire through December 31, 2027.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
As of September 30, 2025 and December 31, 2024, we had a liability of $13.5 million and $12.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Beginning balance	$12,541	$12,109
Increases related to positions taken during the current year	966	1,380
Decreases related to positions settled with tax authorities	—	(86)
Ending balance	$13,507	$13,403

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,922	$12,884
As of September 30, 2025 and 2024, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $2.2 million and $1.8 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of September 30, 2025, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the nine months ended September 30, 2025.
Note 12—Stock-Based Compensation
We currently grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $5.3 million and $8.2 million for the three months ended September 30, 2025 and 2024, respectively, and $14.0 million and $24.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the nine months ended September 30, 2025:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2024	3,077	$12.23
Restricted stock units granted	2,549	8.00
Restricted stock units vested	(1,229)	14.06
Restricted stock units canceled	(485)	10.84
Outstanding at September 30, 2025	3,912	$9.07

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the nine months ended September 30, 2025 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2024	1,569	$12.73
Performance restricted stock units granted	111	7.83
Performance restricted stock units canceled	(936)	12.58
Outstanding at September 30, 2025	744	$12.18
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
Note 13—Loss per Common Share
The calculation of basic and diluted loss per share ("EPS") was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Basic loss per Class A common share
Numerator:
Net loss	$(30,791)	$(7,840)	$(52,043)	$(31,805)
Denominator:
Weighted-average Class A shares issued and outstanding	55,400	53,722	54,966	53,373
Basic loss per Class A common share	$(0.56)	$(0.15)	$(0.95)	$(0.60)

Diluted loss per Class A common share
Numerator:
Net loss allocated to Class A common stockholders	$(30,791)	$(7,840)	$(52,043)	$(31,805)
Denominator:
Weighted-average Class A shares issued and outstanding	55,400	53,722	54,966	53,373
Dilutive potential common shares:
Service-based restricted stock units	—	—	—	—
Performance-based restricted stock units	—	—	—	—
Employee stock purchase plan	—	—	—	—
Diluted weighted-average Class A shares issued and outstanding	55,400	53,722	54,966	53,373
Diluted loss per Class A common share	$(0.56)	$(0.15)	$(0.95)	$(0.60)
As a result of our net losses for the three and nine months ended September 30, 2025 and 2024, the dilutive impacts of certain potential common shares were excluded from our dilutive weighted-average shares since their inclusion would have been anti-dilutive.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Loss per Common Share (continued)
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	1,000	—	1,005
Service-based restricted stock units	31	829	314	1,020
Performance-based restricted stock units	628	—	628	41
Total	659	1,829	942	2,066
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
As of September 30, 2025 and December 31, 2024, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2025	(In thousands)
Assets
Investment securities:
Agency bond securities	$—	$155,707	$—	$155,707
Agency mortgage-backed securities	—	1,826,869	—	1,826,869
Municipal bonds	—	22,652	—	22,652
Asset-backed securities	—	321,060	—	321,060
Total assets	$—	$2,326,288	$—	$2,326,288

December 31, 2024
Assets
Investment securities:
Corporate bonds	$—	$9,890	$—	$9,890
Agency bond securities	—	202,496	—	202,496
Agency mortgage-backed securities	—	1,797,573	—	1,797,573
Municipal bonds	—	22,843	—	22,843
Loans held for sale	—	—	3,849	3,849
Total assets	$—	$2,032,802	$3,849	$2,036,651
We based the fair value of our fixed income securities held as of September 30, 2025 and December 31, 2024 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2025 or 2024.
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
Debt
The fair value of the Notes is based on borrowing rates currently available to a market participant for loans with similar terms, maturity and credit risk. The carrying amount of our outstanding Notes at September 30, 2025 approximates fair value because the interest rate charged is commensurate with current market rates for issuers of similar risk. The fair value of the Notes are classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at September 30, 2025 and December 31, 2024 are presented in the table below.

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$37,139	$36,041	$31,961	$31,705

Financial Liabilities
Deposits	$4,215,340	$4,215,043	$4,010,520	$4,010,185

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases
Our leases consist of operating lease agreements principally related to our subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of approximately less than 1 year to 7 years, some of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $0.7 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $2.5 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
In line with our plan to exit our operational activities in China, we provided notice of early termination for our office facility lease to the lessor during the third quarter of 2025. Consequently, both the operating lease right-of-use asset and the corresponding lease liability were remeasured based on the modified lease term and early termination conditions, which resulted in a reduction in these balances as of September 30, 2025. Refer to Note 19—Restructuring and Other Charges for further information regarding our China subsidiary.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

September 30, 2025

Cash paid for operating lease liabilities (in thousands)	$2,064
Weighted average remaining lease term (years)	4.26
Weighted average discount rate	4.5%
Maturities of our operating lease liabilities as of September 30, 2025 are as follows:

Operating Leases
(In thousands)
Remainder of 2025	$1,218
2026	438
2027	408
2028	275
2029	271
Thereafter	904
Total	3,514
Less: imputed interest	(407)
Total lease liabilities	$3,107
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
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion was denied on March 29, 2024. On September 18, 2025, the parties jointly filed a Notice of Settlement, and on October 17, 2025, plaintiffs filed a motion for preliminary approval of the settlement, which is scheduled to be heard on November 21, 2025.
Pursuant to the terms of the settlement (which are subject to final documentation and court approval), we expect to pay $40.0 million to the plaintiffs in resolution of all claims against us and our two former officers. If the settlement is approved by the Court, the settlement amount will be funded from available insurance coverage and this amount, less fees and expenses, will be distributed to purchasers of our securities between May 9, 2018 and November 7, 2019 who file valid proofs of claim under procedures to be implemented by the Court. The expected settlement amount has been recorded as of September 30, 2025 within the current portion of other accrued liabilities on our consolidated financial statements, with a corresponding insurance recovery recorded within accounts receivable, net.
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
Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. Given the uncertainty of litigation and the preliminary stage of the Hellman action, we are currently unable to estimate the probability of the outcome of these actions or the range of reasonably possible losses, if any, or the impact on our results of operations, financial condition or cash flows, except as disclosed.
Other Legal Matters
We monitor federal laws and the laws of all 50 states to identify laws or regulations that apply (or may apply) to our products and services. We have obtained money transmitter licenses (or similar such licenses) where applicable, based on advice of counsel or when we have been requested to do so. If we were found to be in violation of any laws and regulations governing our business, which includes without limitation banking, money transmitters, electronic fund transfers, escheatment, changes in accounting policies, or money laundering in the United States or abroad, we could be subject to penalties or could be forced to change our business practices.

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
In addition, approximately 67% and 59% of our total operating revenues for the three months ended September 30, 2025 and 2024, respectively, and 62% and 53% for the nine months ended September 30, 2025 and 2024, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
Note 19—Restructuring and Other Charges
During the third quarter of 2025, we announced a plan to exit our operational activities in China by the end of 2025 as a means of reducing complexity and promoting long-term structural improvements for our business. As a result of this transition, we recorded restructuring and other charges of approximately $19.9 million during the three months ended September 30, 2025. These charges were primarily related to severance and employee benefits and other direct costs associated with the restructuring, including lease related termination costs.
Restructuring and other charges is comprised of the following components:

Three Months Ended September 30,
2025
(In thousands)
Employee severance and benefits	$17,947
Lease termination and related charges	1,603
Other	352
Restructuring and other charges	$19,902
We generally recognize employee severance costs when payments are probable and amounts are estimable or when notification occurs. Costs related to contracts without future benefit or subject to termination are recognized at the earlier of the contract termination or cease-use date. Other exit-related costs are recognized as incurred.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 19—Restructuring and Other Charges (continued)
Accruals for restructuring liabilities are included in the short term portion of other accrued liabilities on our consolidated balance sheet as of September 30, 2025. The following table summarizes activity related to our consolidated balance sheet:

	Employee Severance and Benefits	Lease Termination and Related Charges	Other	Total Restructuring and Other Charges
	(In thousands)
Balance at December 31, 2024	$—	$—	$—	$—
Charges	17,947	1,603	352	19,902
Payments	—	(197)	—	(197)
Non-cash adjustments	—	(399)	(77)	(476)
Balance at September 30, 2025	$17,947	$1,007	$275	$19,229
Note 20—Segment Information
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability, segment performance and allocate resources. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Business to Business ("B2B") Services, 2) Consumer Services, and 3) Money Movement Services.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Segment Information (continued)
The following tables present key financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$364,223	$88,331	$29,819	$9,480	$491,853
Segment expenses (1)
Sales and marketing expenses (2)	2,777	29,853	14,866	—	47,496
Processing expenses (3)	290,051	8,530	276	—	298,857
Transaction losses and fraud management (4)	25,565	14,953	(528)	—	39,990
Customer support and related expenses (5)	16,290	3,277	265	—	19,832
Compensation and benefits expenses (6)	—	—	—	34,580	34,580
Other segment items (7)	—	—	2,036	25,491	27,527
Total segment expenses	334,683	56,613	16,915	60,071	468,282
Segment profit	$29,540	$31,718	$12,904	$(50,591)	$23,571

	Three Months Ended September 30, 2024
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$276,402	$98,046	$31,854	$(283)	$406,019
Segment expenses (1)
Sales and marketing expenses (2)	4,306	31,030	16,116	—	51,452
Processing expenses (3)	211,158	7,893	297	—	219,348
Transaction losses and fraud management (4)	18,778	15,908	(187)	—	34,499
Customer support and related expenses (5)	14,424	3,826	331	—	18,581
Compensation and benefits expenses (6)	—	—	—	31,331	31,331
Other segment items (7)	—	—	2,580	19,913	22,493
Total segment expenses	248,666	58,657	19,137	51,244	377,704
Segment profit	$27,736	$39,389	$12,717	$(51,527)	$28,315

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Segment Information (continued)

	Nine Months Ended September 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$1,054,864	$276,686	$190,914	$26,517	$1,548,981
Segment expenses (1)
Sales and marketing expenses (2)	9,649	94,727	51,124	—	155,500
Processing expenses (3)	829,001	26,830	1,531	—	857,362
Transaction losses and fraud management (4)	77,514	45,127	5,877	—	128,518
Customer support and related expenses (5)	54,028	11,558	2,232	—	67,818
Compensation and benefits expenses (6)	—	—	—	100,985	100,985
Other segment items (7)	—	—	6,308	72,935	79,243
Total segment expenses	970,192	178,242	67,072	173,920	1,389,426
Segment profit	$84,672	$98,444	$123,842	$(147,403)	$159,555

	Nine Months Ended September 30, 2024
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$769,658	$295,278	$187,967	$3,095	$1,255,998
Segment expenses (1)
Sales and marketing expenses (2)	12,238	95,548	56,265	—	164,051
Processing expenses (3)	577,580	26,322	1,168	—	605,070
Transaction losses and fraud management (4)	77,434	54,805	6,454	—	138,693
Customer support and related expenses (5)	37,309	11,506	2,186	—	51,001
Compensation and benefits expenses (6)	—	—	—	98,695	98,695
Other segment items (7)	—	—	8,039	68,904	76,943
Total segment expenses	704,561	188,181	74,112	167,599	1,134,453
Segment profit	$65,097	$107,097	$113,855	$(164,504)	$121,545

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Segment Information (continued)
The reconciliations of total segment revenues to total operating revenues are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Total segment revenues	$491,853	$406,019	$1,548,981	$1,255,998
Embedded finance commissions and processing expenses	4,554	4,346	13,544	14,492
Other income	(1,581)	(622)	(4,649)	(1,638)
Total operating revenues	$494,826	$409,743	$1,557,876	$1,268,852
Segment revenue adjustments represent commissions and certain processing-related costs associated with our embedded finance products and services, which are netted against revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.
The reconciliations of segment profit to loss before incomes taxes are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Total segment profit	$23,571	$28,315	$159,555	$121,545

Reconciliation to loss before income taxes
Depreciation and amortization of property, equipment and internal-use software	16,268	15,473	47,530	47,732
Stock based compensation and related employer taxes	5,274	8,210	14,476	24,429
Amortization of acquired intangible assets	5,200	5,246	15,599	16,295
Impairment charges	1,157	8	2,023	8,528
Legal settlement expenses	2,357	869	4,550	32,896
Restructuring and other charges	19,902	—	19,902	—
Other expense	6,244	1,441	14,162	7,710
Operating (loss) income	(32,831)	(2,932)	41,313	(16,045)
Interest expense, net	1,555	1,577	4,572	4,306
Other (expense), net	(1,338)	(3,705)	(101,733)	(10,045)
Loss before income taxes	$(35,724)	$(8,214)	$(64,992)	$(30,396)

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
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Business to Business ("B2B") Services, 2) Consumer Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to our 2024 Annual Report on Form 10-K "Part I, Item 1. Business" for more detailed information about our operations and Note 20—Segment Information in the notes to the accompanying unaudited consolidated financial statements.

Consolidated Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Total operating revenues	$494,826	$409,743	$85,083	20.8%	$1,557,876	$1,268,852	$289,024	22.8%
Total operating expenses	527,657	412,675	114,982	27.9%	1,516,563	1,284,897	231,666	18.0%
Net loss	(30,791)	(7,840)	(22,951)	292.7%	(52,043)	(31,805)	(20,238)	63.6%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.
Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2025 increased $85.1 million, or 21%, and $289.0 million, or 23%, respectively, over the prior year comparable periods, driven primarily by higher revenues in our B2B Services segment, partially offset by lower revenues earned in our Consumer Services segment. Continued growth of certain BaaS partner programs generated an increase of 18% and 20% in our total gross dollar volume for the three and nine months ended September 30, 2025, respectively, over the prior year comparable periods, and increased the number of consolidated active accounts during three months ended September 30, 2025 by 1%, which together increased our total operating revenues year-over-year. However, as discussed below, our total operating revenues were negatively impacted by unfavorable trends and factors in our deposit account programs, driving, among other things, a reduction in purchase volume and the effective interchange rates we earn thereon, and a reduction in the number of cash transfers of 10% and 7% for the three and nine months ended September 30, 2025, respectively, from the prior year comparable periods.
In our B2B Services segment, revenues increased during the three and nine months ended September 30, 2025 by 32% and 37%, respectively, over the prior year comparable periods. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three and nine months ended September 30, 2025 by 22% and 23%, respectively, and to a lesser extent, growth in purchase volume, which increased by 1% and 2%, respectively, over the prior year comparable periods. The number of active accounts for the three months ended September 30, 2025 increased by 13% over the prior year comparable period. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
In our Consumer Services segment, revenues decreased during the three and nine months ended September 30, 2025 by 10% and 6%, respectively, from the prior year comparable periods. Our gross dollar volume and purchase volume declined by 9% and 6%, respectively, for the three months ended September 30, 2025, and the number of active accounts and direct deposit accounts both declined by 9%. Similarly, both gross dollar volume and purchase volume declined for the nine months ended September 30, 2025 by 6% and 5%, respectively, from the prior year comparable period. While we are seeing some moderation in these declining trends, we believe these decreases in our Consumer Services segment remain attributable to several persistent factors, including macro-economic factors affecting consumer behavior and other competitive trends that have impacted account acquisition. These factors had a corresponding negative impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, ATM fees and interchange fees.
In our Money Movement Services segment, revenues decreased during the three months ended September 30, 2025 by 6% and increased by 2% during the nine months ended September 30, 2025, from the prior year comparable periods. The decrease in our Money Movement Services revenue during the three months ended September 30, 2025 was primarily driven by a decrease in our cash transfer revenues, partially offset by an increase in tax processing revenues. The decrease in our cash transfer revenues was primarily due to a 10% decrease in the number of cash transfers processed from the comparable prior year period. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment discussed above, and to a lesser extent, a lower number of cash transfers processed for third-party programs. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs. Although the number of cash transfers from third-party programs decreased slightly year over year, we continue to experience a strong concentration from our third-party programs, and represented the majority of our total cash transfers as of September 30, 2025. Our tax processing revenues increased during the three months ended September 30, 2025 due to a 3% increase in the number of tax refunds processed and from higher ancillary tax program fees that are associated with tax refund transfers.
The increase in our Money Movement Services segment during the nine months ended September 30, 2025 was driven primarily by an increase in our tax processing revenues, partially offset by a decrease in cash transfer revenues. Although the number of tax refunds processed decreased by 13% for the nine months ended September 30, 2025, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs and a favorable mix-shift in the distribution channel in which the tax refund was generated. The decrease in the number of tax refunds processed during the nine months ended September 30, 2025 was principally attributable to our online tax preparation partners. Due to the seasonal nature of our tax products and services, substantially all of our tax processing revenues are earned during the first half of each year. The increase in tax processing revenues for the nine months ended September 30, 2025 was partially offset by a 7% decline in the number of cash transfers processed from the prior year comparable period, due to the same reasons discussed above.
Revenues within our Corporate and Other segment were driven primarily by net interest income earned by Green Dot Bank, which increased by 41% and 51% for the three and nine months ended September 30, 2025, respectively, over the prior year comparable periods. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners and to a lesser extent, higher yielding investments from our bond repositioning strategy and a decrease in interest shared with certain BaaS partners (a reduction of revenue).
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2025 increased $115.0 million, or 28%, and $231.7 million, or 18%, respectively, over the prior year comparable periods.
For the three months ended September 30, 2025, the increase in total operating expenses was driven primarily by an increase in our processing expenses from the growth in gross dollar volume associated with certain BaaS account programs within our B2B Services segment discussed above. In addition, our total operating expenses increased due to an increase in other general and administrative expenses, driven primarily by an increase in overall transaction losses attributable to an increase in our dispute loss rates, higher professional services fees associated with our strategic review process and our anti-money laundering ("AML") regulatory compliance initiatives, and an increase in software licenses and hosting costs due to investments in our platform and operations. As discussed further below, we also recorded restructuring and other charges associated with our decision to exit our operations in China. To a lesser extent, compensation and benefits expenses increased, driven primarily by higher accrued bonus compensation expense due to our current financial performance relative to our annual targets, partially offset by a decrease in employee stock-based compensation expense due to forfeitures of awards. These increases were partially offset by lower sales and marketing expenses principally due to a decrease in supply chain materials expenses, which are comprised of debit card plastics and related materials costs, from fewer active accounts, a decrease in revenue-sharing arrangements in our tax processing business and a decrease in our marketing expenses in our Consumer Services business.
During the third quarter of 2025, we announced a plan to exit our operational activities in China by the end of 2025 as a means of reducing complexity and promoting long-term structural improvements for our business. As a result of this transition, we recorded restructuring and other charges of approximately $19.9 million during the three months ended September 30, 2025. These charges were primarily related to severance and employee benefits and other direct costs associated with the restructuring, including lease termination costs. Substantially all of the restructuring expenses we expect to incur from this plan were accrued for during the third quarter of 2025.
Our total operating expenses for the nine months ended September 30, 2025 increased over the prior year comparable period, driven by similar factors as discussed above for the three months ended September 30, 2025. Sales and marketing expenses decreased due to the same factors discussed above. Compensation and benefits expenses increased for the same reasons discussed above, as well as because of an increase in third-party call center support costs associated with the growth of our BaaS account programs discussed above. Our processing expenses increased during the nine months ended September 30, 2025 due to the same factors discussed above. Other general and administrative expenses decreased primarily due to the timing of accruals in the prior year related to the civil money penalty under our Consent Order from the Federal Reserve Board that did not recur in the current period, and to a lesser extent, a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, and lower professional services fees related to our AML programs due to the year-over-year timing of spend on certain initiatives. These decreases were partially offset by an increase in software licenses and hosting costs due to investments in our platform and operations, and an increase from expenses associated with our strategic review process. Other general and administrative expenses also decreased due to the settlement payment and impairment charges related to the termination of our partnership agreement to develop a new core banking system in the prior year comparable period that did not recur in the current period.
Other expense, net
Other expense, net for the three months ended September 30, 2025 decreased $2.4 million and for the nine months ended September 30, 2025 increased $91.7 million, from the prior year comparable periods.
The decrease in other expense, net for three months ended September 30, 2025 was primarily driven by a decrease in equity method losses associated with TailFin Labs, LLC ("TailFin") due to lower operating expenses year over year, as well as higher income earned from bank-owned life insurance policies.
The increase in other expense, net for the nine months ended September 30, 2025 resulted principally from a $70 million incentive payment made by TailFin in connection with the extension of the Walmart MoneyCard agreement and related agreements in the second quarter of 2025. In addition, during the first quarter of 2025, we determined we would sell certain available-for-sales securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the nine months ended September 30, 2025. These increases were partially offset by higher income earned from bank-owned life insurance policies.
Income taxes
Our income tax benefit for the three months ended September 30, 2025 increased by $4.6 million over the prior year comparable period primarily due to an increase in our loss before taxes and a decrease in nondeductible expenses and penalties primarily related to the tax effect associated with the civil money penalty we incurred in 2024 for our Consent Order received from the Federal Reserve Board. Our effective tax rate for the nine months ended September 30, 2025 was 19.9%, an increase from (4.6)% for the prior year comparable period. The increase in our effective tax rate was due to several factors, including a lower tax rate benefit from reduced general business credits, an increase in state income taxes expense, net of federal benefits, and a lower tax rate benefit from the cash surrender value in bank-owned life insurance policies. These increases in our effective tax rate were partially offset by a decrease in the amount of compensation expense that was subject to the Internal Revenue Code (the "IRC") Section 162(m) limitation on the deductibility of certain executive compensation, a decrease in tax expense associated with shortfalls from stock-based compensation, and a decrease in tax expense from nondeductible expenses and penalties primarily related to the civil money penalty under our Consent Order discussed above.
On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act" (“OBBBA”) was signed into law, enacting significant changes to the U.S. federal tax code with various effective dates from 2025 to 2027. The OBBBA introduced several provisions that may affect our future financial results, including an elective deduction for domestic research expenditures, reinstatement of elective 100% first-year bonus depreciation, and modifications to GILTI, among other provisions. We are currently assessing the impact of these tax law changes on our effective tax rate and deferred tax assets in 2025 as well as future periods and evaluating multiple strategies for implementation of these tax law changes. The impact of the tax provisions contained in the OBBBA will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury. We will continue to monitor additional guidance as it becomes available and reflect the impact in future periods as appropriate.
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
Outlook and Other Trends Affecting Our Business
While we are still experiencing a difficult macro-economic environment, competitive headwinds and other factors that have contributed to declining trends in our consolidated operating results in recent periods, excluding any impact from our strategic review process and non-operating items such as our equity method losses in TailFin, we continue to expect our core results of operations will stabilize on a full year basis year-over-year in 2025 based on our anticipated initiatives and cost reduction measures we have implemented. In March 2025, we announced that we had initiated a process to explore potential strategic alternatives. No assurances can be given as to the outcome or timing of the strategic review process, including without limitation that such process will result in a transaction or that any transaction, if pursued, will be successfully completed. We do not intend to disclose further developments regarding the process unless and until it is determined that further disclosure is appropriate.
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
We have created synergies from our processor conversion and expect the implementation of our card management platform will allow us to continue to realize reductions in our processing expenses as we seek to expand account programs. In March 2025, we also initiated a re-alignment of teams and resources across the enterprise in a continual effort to better support our strategic priorities and growth channels, and improve our operating efficiency. We expect these re-alignments, including the exit from our operational activities in China, to further improve our cost structure year-over-year.
Despite the meaningful reductions to our cost structure we have achieved across our organization through our various initiatives, we are incurring increased expenses in other areas as we conduct our strategic review process, incur or accrue for additional retention and interim officer compensation expenses and incur additional expenses in connection with our ongoing investments in our AML program, including improvements to our compliance controls, policies and procedures. While expenses related to our AML programs decreased through the first half of 2025 on a year-over-year basis, this was in part a timing matter, and we have incurred and expect will continue to incur higher expenses in this area during the second half of the year. We believe investments in our AML program will ultimately help us continue to remediate matters identified in the Consent Order from the previous year, reduce our fraud losses over the long term and cost-efficiently scale our compliance and regulatory programs as we look to grow our business.
In October 2025, the Federal Reserve decreased interest rates by an additional 25 basis points to a current range of 3.75% to 4.00%. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while higher short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. To address some of this dynamic, we have begun to reposition a portion of our investment securities portfolio and our cash into variable rate debt securities to improve net yields and balance the effect of our interest sharing arrangements with BaaS partners.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In millions, except percentages)
Gross dollar volume	$39,505	$33,473	$6,032	18.0%	$115,302	$96,358	$18,944	19.7%
Number of active accounts*	3.51	3.46	0.05	1.4%	n/a	n/a	n/a	n/a
Purchase volume	$4,736	$4,887	$(151)	(3.1)%	$14,840	$15,173	$(333)	(2.2)%
Number of cash transfers	7.43	8.22	(0.79)	(9.6)%	22.46	24.14	(1.68)	(7.0)%
Number of tax refunds processed	0.20	0.19	0.01	3.1%	11.91	13.67	(1.76)	(12.9)%
* Represents the number of active accounts as of September 30, 2025 and 2024, respectively.
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
Restructuring and Other Charges — Restructuring and other charges consist principally of charges related to employee severance and benefits, as well as expenses associated with the termination of our facility lease and other miscellaneous exit costs. We generally recognize employee severance costs when payments are probable and amounts are estimable or when notification occurs. Costs related to contracts without future benefit or subject to termination are recognized at the earlier of the contract termination or cease-use date. Other exit-related costs are recognized as incurred.
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

Critical Accounting Estimates
There have been no material changes during the nine months ended September 30, 2025 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Comparison of Consolidated Results for the Three Months Ended September 30, 2025 and 2024
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended September 30,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$393,063	79.4%	$310,372	75.8%
Cash processing revenues	33,766	6.8	34,897	8.5
Interchange revenues	45,329	9.2	48,397	11.8
Interest income, net	22,668	4.6	16,077	3.9
Total operating revenues	$494,826	100.0%	$409,743	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $393.1 million for the three months ended September 30, 2025, an increase of $82.7 million, or 27%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in certain accountholder fees, such as monthly maintenance fees and ATM fees, as a result of a decline in the number of active accounts in our Consumer Services segment during the current period.
Cash Processing Revenues — Cash processing revenues totaled $33.8 million for the three months ended September 30, 2025, a decrease of $1.1 million, or 3%, from the comparable prior year period. The decrease was primarily attributable to a decrease in our cash transfer revenues due to a 10% decrease in the number of cash transfers processed due to a lower number of active accounts within our Consumer Services segment. The decrease in cash transfer revenues was partially offset by an increase in our tax processing revenues for the three months ended September 30, 2025 due to a 3% increase in the number of tax refunds processed and from higher ancillary tax program fees that are associated with tax refund transfers.
Interchange Revenues — Interchange revenues totaled $45.3 million for the three months ended September 30, 2025, a decrease of $3.1 million, or 6%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 3% and a decrease in the effective interchange rate earned from the comparable prior year period, which declined due to a mix-shift toward categories of consumer purchases with lower effective rates. In addition, our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $22.7 million for the three months ended September 30, 2025, an increase of $6.6 million, or 41%, from the comparable prior year period. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners and higher yielding investments from our bond repositioning strategy, and a decrease in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended September 30,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$48,243	9.7%	$52,626	12.8%
Compensation and benefits expenses	63,411	12.8	61,795	15.1
Processing expenses	309,311	62.5	228,227	55.7
Other general and administrative expenses	86,790	17.5	70,027	17.1
Restructuring and other charges	19,902	4.0	—	—
Total operating expenses	$527,657	106.5%	$412,675	100.7%
Sales and Marketing Expenses — Sales and marketing expenses totaled $48.2 million for the three months ended September 30, 2025, a decrease of $4.4 million, or 8%, from the comparable prior year period. This decrease was driven primarily by a decrease in supply chain materials expenses, which are comprised of debit card plastics and related materials costs, from fewer active accounts, a decrease in revenue-sharing arrangements in our tax processing business and a decrease in our marketing expenses in our Consumer Services business.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $63.4 million for the three months ended September 30, 2025, an increase of $1.6 million, or 3%, from the comparable prior year period. The increase was driven primarily by an increase in accrued bonus compensation expense due to our current financial performance relative to our annual targets, partially offset by a decrease in employee stock-based compensation expense due to forfeitures of awards.
Processing Expenses — Processing expenses totaled $309.3 million for the three months ended September 30, 2025, an increase of $81.1 million, or 36%, from the comparable prior year period. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $86.8 million for the three months ended September 30, 2025, an increase of $16.8 million, or 24%, from the comparable prior year period. This increase was driven primarily by an increase in overall transaction losses attributable to an increase in our dispute loss rates, higher professional services fees associated with our strategic review process and our AML regulatory compliance initiatives, and an increase in software licenses and hosting costs due to investments in our platform and operations.
Restructuring and Other Charges — Restructuring and other charges totaled $19.9 million for the three months ended September 30, 2025, and due to our previously announced restructuring plan discussed under "Overview." Additionally, refer to Note 19 — Restructuring and Other Charges in the Consolidated Financial Statements included herein for a more detailed discussion of our restructuring and other charges.
Other Expense, net
Other expense, net totaled $1.3 million for the three months ended September 30, 2025, a decrease of $2.4 million, from the prior year comparable period. This decrease was primarily driven by a decrease in equity method losses associated with TailFin due to lower operating expenses year over year, as well as higher income earned from bank-owned life insurance policies.

Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended September 30,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.9	(8.7)
Foreign tax rate differential	(3.1)	(2.6)
General business credits	0.3	(24.4)
Stock-based compensation	(0.3)	(2.6)
IRC 162(m) limitation	(0.8)	(6.3)
Bank-owned life insurance income	1.2	(13.0)
Bank-owned life insurance surrender	—	(19.2)
Nondeductible expenses and penalties	(0.1)	57.5
Global intangible low-tax income tax	0.2	3.0
Change in valuation allowance	(7.4)	—
Other	(0.1)	(0.1)
Effective tax rate	13.8%	4.6%
Our income tax benefit totaled $4.9 million for the three months ended September 30, 2025, representing an increase of $4.6 million from the prior year comparable period, primarily due to an increase in our loss before taxes and a decrease in nondeductible expenses and penalties primarily related to the tax effect associated with the civil money penalty we incurred in 2024 for our Consent Order from the Federal Reserve Board.
The increase in our effective tax rate for the three months ended September 30, 2025 from the prior year comparable period was due to several factors, including an increase of $0.2 million in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation, an increase of $2.6 million in the valuation allowance on the deferred tax assets of our China subsidiary, a lower tax rate benefit due to a decrease of $0.3 million in the amount of general business credits, and a lower tax rate benefit from bank-owned life insurance policies income. These increases in our effective tax rate were partially offset by a decrease of $1.8 million in state income taxes expense, net of federal benefits, a decrease of $0.2 million in the tax expense associated with shortfalls from stock-based compensation, a decrease of $4.7 million in tax expense due to nondeductible expenses and penalties discussed above, and a decrease of $1.6 million related to our bank owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies completed in 2024.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2025 and 2024
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$1,150,240	73.8%	$878,002	69.2%
Cash processing revenues	201,623	12.9	198,447	15.6
Interchange revenues	140,215	9.1	148,950	11.8
Interest income, net	65,798	4.2	43,453	3.4
Total operating revenues	$1,557,876	100.0%	$1,268,852	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $1,150.2 million for the nine months ended September 30, 2025, an increase of $272.2 million, or 31%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2025 and 2024—Operating Revenues—Card Revenues and Other Fees." In addition, this net increase was further partially offset by lower breakage revenue on our gift card portfolio.
Cash Processing Revenues — Cash processing revenues totaled $201.6 million for the nine months ended September 30, 2025, an increase of $3.2 million, or 2%, from the comparable prior year period. In our Money Movement Services segment, our tax processing revenues increased from the expansion of our taxpayer advance program and a favorable mix-shift in the distribution channel in which tax refunds were generated, despite a 13% decline in the number of tax refunds processed. The decrease in the number of tax refunds processed is principally attributable to our online tax preparation partners. The increase in tax processing revenues was partially offset by a 7% decline in the number of cash transfers processed during the nine months ended September 30, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment.
Interchange Revenues — Interchange revenues totaled $140.2 million for the nine months ended September 30, 2025, a decrease of $8.8 million, or 6%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 2% and a decrease in the effective interchange rate earned as discussed under “Comparison of Three-Month Periods Ended September 30, 2025 and 2024—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $65.8 million for the nine months ended September 30, 2025, an increase of $22.3 million, or 51%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2025 and 2024—Operating Revenues—Interest Income, net."

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$158,090	10.1%	$167,948	13.2%
Compensation and benefits expenses	193,472	12.4	189,967	15.0
Processing expenses	887,841	57.0	631,789	49.8
Other general and administrative expenses	257,258	16.5	295,193	23.3
Restructuring and other charges	19,902	1.3	—	—
Total operating expenses	$1,516,563	97.3%	$1,284,897	101.3%
Sales and Marketing Expenses — Sales and marketing expenses totaled $158.1 million for the nine months ended September 30, 2025, a decrease of $9.8 million, or 6%, from the comparable prior year period. This decrease was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2025 and 2024—Operating Expenses—Sales and Marketing Expenses."
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $193.5 million for the nine months ended September 30, 2025, an increase of $3.5 million, or 2%, from the comparable prior year period. This increase was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2025 and 2024—Operating Expenses—Compensation and Benefits Expenses" as well as an increase in third-party call center support costs associated with the growth of the BaaS account programs within our B2B Services segment.
Processing Expenses — Processing expenses totaled $887.8 million for the nine months ended September 30, 2025, an increase of $256.0 million, or 41%, from the comparable prior year period. This increase was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2025 and 2024—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $257.3 million for the nine months ended September 30, 2025, a decrease of $37.9 million, or 13%, from the comparable prior year period. This decrease was driven primarily by the timing of accruals in the prior year period related to the civil money penalty under our Consent Order from the Federal Reserve Board, and to a lesser extent, a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, and lower professional services fees related to our AML programs due to the year-over-year timing of spend on certain initiatives. These decreases were partially offset by an increase in software licenses and hosting costs due to investments in our platform and operations, and an increase from expenses associated with our strategic review process. Other general and administrative expenses also decreased due to the settlement payment and impairment charges related to the termination of our partnership agreement to develop a new core banking system in the prior year comparable period that did not recur in the current period.
Restructuring and Other Charges — Restructuring and other charges totaled $19.9 million for the nine months ended September 30, 2025 and due to our previously announced restructuring plan discussed under "Overview." Additionally, refer to Note 19 — Restructuring and Other Charges in the Consolidated Financial Statements included herein for a more detailed discussion of our restructuring and other charges.
Other Expense, net
Other expense, net totaled $101.7 million for the nine months ended September 30, 2025, an increase of $91.7 million, from the prior year comparable period. This increase was driven by our equity method losses associated with TailFin and resulted principally from a $70 million incentive payment that TailFin made in connection with the extension of the Walmart MoneyCard agreement and related agreements in the second quarter of 2025. We recorded the incentive payment as a component of equity in losses attributable to TailFin during the second quarter of 2025 under our HLBV method of accounting. In addition, during the first quarter of 2025, we determined we would sell certain available-for-sales securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the nine months ended September 30, 2025. These increases were partially offset by higher income earned from bank-owned life insurance policies.

Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.2	6.1
Foreign tax rate differential	(1.5)	1.4
General business credits	0.9	11.6
Stock-based compensation	(2.4)	(10.0)
IRC 162(m) limitation	0.6	3.8
Bank-owned life insurance income	1.5	2.8
Bank-owned life insurance surrender	—	(7.4)
Nondeductible expenses and penalties	(0.2)	(32.3)
Global intangible low-tax income tax	—	(1.5)
Change in valuation allowance	(4.1)	—
Other	(0.1)	(0.1)
Effective tax rate	19.9%	(4.6)%
Our income tax benefit totaled $12.9 million for the nine months ended September 30, 2025, representing an increase of $14.4 million from the prior year comparable period, driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended September 30, 2025 and 2024—Income Tax Expense and Benefit."
The increase in our effective tax rate for the nine months ended September 30, 2025 from the prior year comparable period was due to several factors, including a reduced tax rate benefit due to an increase of $0.8 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease of $1.0 million in general business credits, an increase of $2.6 million in the valuation allowance on the deferred tax assets of our China subsidiary, and a lower tax rate benefit from the cash surrender value in bank-owned life insurance policies. These increases were partially offset by a decrease of $0.9 million in state income taxes expense, net of federal benefits, a decrease of $1.2 million in tax expense associated with shortfalls from stock-based compensation, a decrease of $2.3 million related to bank-owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank-owned life insurance policies in 2024, and a decrease of $9.7 million in tax expense from nondeductible expenses and penalties associated with the civil money penalty we incurred in 2024 for our Consent Order.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
B2B Services
The results of operations and key metrics of our B2B Services segment for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$364,223	$276,402	$87,821	31.8%	$1,054,864	$769,658	$285,206	37.1%
Segment expenses	334,683	248,666	86,017	34.6%	970,192	704,561	265,631	37.7%
Segment profit	$29,540	$27,736	$1,804	6.5%	$84,672	$65,097	$19,575	30.1%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$35,868	$29,490	$6,378	21.6%	$103,502	$83,861	$19,641	23.4%
Number of active accounts*	1.89	1.68	0.21	12.5%	n/a	n/a	n/a	n/a
Purchase volume	$2,006	$1,983	$23	1.2%	$5,992	$5,894	$98	1.7%
* Represents total number of active accounts as of September 30, 2025 and 2024, respectively.

As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2025			2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$35,868	$34,620	$33,014	$31,222	$29,490	$28,116	$26,255
Number of active accounts*	1.89	1.81	1.78	1.79	1.68	1.65	1.58
Purchase volume	$2,006	$2,000	$1,986	$2,070	$1,983	$1,976	$1,935
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three and nine months ended September 30, 2025 increased $87.8 million, or 32%, and $285.2 million, or 37%, respectively, over the prior year comparable periods, while our segment expenses for the three and nine months ended September 30, 2025 increased $86.0 million, or 35%, and $265.6 million, or 38%, respectively.
Our gross dollar volume, purchase volume, and number of active accounts increased during the three months ended September 30, 2025 by 22%, 1%, and 13%, respectively, over the prior year comparable period. Our gross dollar volume and purchase volume increased year-over-year by similar levels during the nine months ended September 30, 2025. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume from these BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
Segment expenses increased for the three and nine months ended September 30, 2025 over the prior year comparable periods, principally due to higher processing expenses associated with the growth of certain BaaS account programs. Additionally, segment expenses increased for the three months ended September 30, 2025 over the prior year comparable period from higher transaction losses due to increases in our dispute loss rates and dollar volume and higher third-party call center support costs as a result of increases in gross dollar volume and the number of active accounts. Segment expenses for the nine months ended September 30, 2025 was driven by these same factors, however, our transaction losses decreased slightly due to favorable reductions in our dispute loss rates on a full year basis.
As a result of these factors, our segment profit increased for the three and nine months ended September 30, 2025 by approximately 7% and 30%, respectively, over the prior year comparable periods. Although limited, our segment profit increased year-over-year from improvement in our cost structure and revised economics of certain partnerships, despite the impact of certain BaaS partnerships largely providing for a fixed profit.
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$88,331	$98,046	$(9,715)	(9.9)%	$276,686	$295,278	$(18,592)	(6.3)%
Segment expenses	56,613	58,657	(2,044)	(3.5)%	178,242	188,181	(9,939)	(5.3)%
Segment profit	$31,718	$39,389	$(7,671)	(19.5)%	$98,444	$107,097	$(8,653)	(8.1)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$3,637	$3,983	$(346)	(8.7)%	$11,800	$12,497	$(697)	(5.6)%
Number of active accounts*	1.62	1.78	(0.16)	(9.0)%	n/a	n/a	n/a	n/a
Direct deposit active accounts*	0.40	0.44	(0.04)	(9.1)%	n/a	n/a	n/a	n/a
Purchase volume	$2,730	$2,904	$(174)	(6.0)%	$8,848	$9,279	$(431)	(4.6)%

* Represents total number of active and direct deposit active accounts as of September 30, 2025 and 2024, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2025			2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$3,637	$3,925	$4,238	$4,060	$3,983	$4,014	$4,500
Number of active accounts *	1.62	1.67	1.80	1.88	1.78	1.76	1.93
Direct deposit active accounts *	0.40	0.41	0.41	0.43	0.44	0.45	0.46
Purchase volume	$2,730	$2,991	$3,127	$3,082	$2,904	$3,036	$3,339
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within Consumer Services for the three and nine months ended September 30, 2025 decreased $9.7 million, or 10%, and $18.6 million, or 6%, respectively, from the prior year comparable periods, while our segment expenses for the three and nine months ended September 30, 2025 decreased by $2.0 million, or 3%, and $9.9 million, or 5%, respectively.
Our gross dollar volume and purchase volume declined by 9% and 6%, respectively, for the three months ended September 30, 2025, and both the number of active accounts and direct deposit accounts declined by 9% from the prior year comparable periods, primarily due to each of the factors discussed above in "Overview." These factors include macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted account acquisition. Our gross dollar volume and purchase volume decreased year-over-year by similar levels during the nine months ended September 30, 2025. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, ATM fee revenues and interchange revenues decreased year-over-year. In addition, our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates for the comparable period, and a lower average spend per transaction.
Segment expenses for the three and nine months ended September 30, 2025 decreased from the comparable prior year periods primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, and lower supply chain material expenses due to fewer active accounts, partially offset by an increase in sales commissions from higher revenues on products subject to tiered revenue-sharing agreements.
Overall, segment profit decreased for the three and nine months ended September 30, 2025 by approximately 19% and 8%, respectively, from the prior year comparable periods.
Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$29,819	$31,854	$(2,035)	(6.4)%	$190,914	$187,967	$2,947	1.6%
Segment expenses	16,915	19,137	(2,222)	(11.6)%	67,072	74,112	(7,040)	(9.5)%
Segment profit	$12,904	$12,717	$187	1.5%	$123,842	$113,855	$9,987	8.8%

Key Metrics	(In millions, except percentages)
Number of cash transfers	7.43	8.22	(0.79)	(9.6)%	22.46	24.14	(1.68)	(7.0)%
Number of tax refunds processed	0.20	0.19	0.01	3.1%	11.91	13.67	(1.76)	(12.9)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2025			2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	7.43	7.52	7.51	8.14	8.22	8.15	7.77
Number of tax refunds processed	0.20	3.73	7.98	0.15	0.19	4.20	9.28
Segment revenues within our Money Movement services for the three months ended September 30, 2025 decreased $2.0 million, or 6%, and for the nine months ended September 30, 2025 increased $2.9 million, or 2%, from the prior year comparable periods. Segment expenses for the three and nine months ended September 30, 2025 decreased $2.2 million, or 12%, and $7.0 million, or 9%, respectively.
The decrease in segment revenues for the three months ended September 30, 2025 was driven by a decrease in our cash transfer revenues due to a 10% decrease in the number of cash transfers processed. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment and to a lesser extent, a lower number of cash transfers processed for third-party programs. The decrease was partially offset by slightly higher tax processing revenues due to an 3% increase in the number of tax refunds processed and from higher ancillary tax program fees that are associated with tax refund transfers.
The increase in segment revenues for the nine months ended September 30, 2025 was driven by higher tax processing revenues, which increased due to the expansion of our taxpayer advance program and a favorable mix-shift in the distribution channel in which tax refunds were generated, despite a 13% decline in the number of tax refunds processed. The decrease in the number of tax refunds processed during the nine months ended September 30, 2025 was principally attributable to our online tax preparation partners. These increases were partially offset by a 7% decline in the number of cash transfers processed during the nine months ended September 30, 2025 from the prior year comparable period, which was attributable to the same reasons discussed above.
Segment expenses decreased during the three and nine months ended September 30, 2025 primarily due to a decrease in revenue-sharing arrangements in our tax processing business. Overall, segment profit increased for the three and nine months ended September 30, 2025 by approximately 1% and 9%, respectively, from the prior year comparable periods.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	%	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$9,480	$(283)	$9,763	(3,450)%	$26,517	$3,095	$23,422	756.8%
Unallocated corporate expenses and inter-segment eliminations	60,071	51,244	8,827	17.2%	173,920	167,599	6,321	3.8%
Total	$(50,591)	$(51,527)	$936	(1.8)%	$(147,403)	$(164,504)	$17,101	(10.4)%
Revenues within Corporate and Other are comprised of net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue) and eliminations of inter-segment revenues. Unallocated corporate expenses include eliminations of inter-segment expenses and our fixed expenses such as salaries, wages and related benefits for our employees, professional services fees, software licenses, telephone and communication costs, rent, utilities and insurance. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 20—Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Revenues within our Corporate and Other segment were driven primarily by an increase in net interest income, which increased by 41% and 51% for the three and nine months ended September 30, 2025, respectively, from the prior year comparable periods. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners and to a lesser extent higher yielding investments from our bond repositioning strategy, and a decrease in interest shared with certain BaaS partners (a reduction of revenue).
Unallocated corporate expenses for the three and nine months ended September 30, 2025 increased by approximately 17% and 4%, respectively, over the prior year comparable periods. The increase in unallocated corporate expenses for the three months ended September 30, 2025 was driven primarily by an increase in accrued bonus compensation expense due to our current financial performance relative to our annual targets and higher software licenses and hosting costs due to investments in our platform and operations, and higher professional services fees related to our AML regulatory compliance initiatives. The net increase for the nine months ended September 30, 2025 was impacted by these same factors, partially offset by a decrease from lower professional services fees related to our AML programs due to the year-over-year timing of spend on certain initiatives.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Total cash provided by (used in)
Operating activities	$201,027	$104,395
Investing activities	(287,457)	85,818
Financing activities	131,360	576,878
Increase in unrestricted cash, cash equivalents and restricted cash	$44,930	$767,091
For the nine months ended September 30, 2025 and 2024, we financed our operations primarily through our cash flows provided by operating activities, customer funds held on deposit and borrowings from our senior unsecured notes. As of September 30, 2025, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.6 billion. We also consider our $2.3 billion of available-for-sale investment securities to be highly liquid instruments.
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
Cash Flows from Operating Activities
Our $201.0 million of net cash provided by operating activities during the nine months ended September 30, 2025 was the result of $52.0 million of net loss, adjusted for certain non-cash operating items of $211.5 million and increases in net changes in our working capital assets and liabilities of $41.6 million.
Our $104.4 million of net cash provided by operating activities during the nine months ended September 30, 2024 was the result of $31.8 million of net losses, adjusted for certain non-cash operating items of $139.5 million and decreases in net changes in our working capital assets and liabilities of $3.3 million, which included the payment of $44 million for the civil money penalty included in our Consent Order.
Cash Flows from Investing Activities
Our $287.5 million of net cash used in investing activities during the nine months ended September 30, 2025 was primarily due to purchases of available-for-sale securities, net of proceeds from sales and maturities, of $206.4 million, and to a lesser extent by the acquisition of property and equipment of $58.7 million and net changes in loans of $20.3 million.
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
Cash Flows from Financing Activities
Our $131.4 million of net cash provided by financing activities during the nine months ended September 30, 2025 was principally the result of a net increase in customer deposits of $204.0 million and borrowings on our notes payable $14.9 million, partially offset by a net decrease in obligations to customers of $86.7 million. Refer to additional discussion below for our borrowings and repayments of debt.
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
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of September 30, 2025.
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
Material Cash Requirements
While the overall macro-economic environment, the effect of high inflation and interest rates, and other factors described in "Outlook and Other Trends Affecting Our Business" above have created economic uncertainty and impacted how we manage our liquidity and capital resources, we intend to continue to invest in growth and cost efficiency initiatives in the normal course of business until we reach a conclusion regarding the process we recently initiated to explore potential strategic alternatives. The amount and timing of these investments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure in order to scale and operate effectively to meet our strategic objectives. We expect our capital expenditures in 2025 to be at similar levels compared to our annual investments in recent years. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
Contractual Obligations
There have been no material changes during the nine months ended September 30, 2025 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
As of September 30, 2025 and December 31, 2024, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. To be categorized as "well-capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since September 30, 2025 which management believes would have changed our category as "well-capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well-capitalized" minimum capital amounts and ratios at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$739,834	13.8%	4.0%	n/a
Common equity Tier 1 capital	$739,834	41.9%	4.5%	n/a
Tier 1 capital	$739,834	41.9%	6.0%	6.0%
Total risk-based capital	$765,612	43.3%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$426,688	8.1%	4.0%	5.0%
Common equity Tier 1 capital	$426,688	33.8%	4.5%	6.5%
Tier 1 capital	$426,688	33.8%	6.0%	8.0%
Total risk-based capital	$434,876	34.4%	8.0%	10.0%

	December 31, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$760,571	15.0%	4.0%	n/a
Common equity Tier 1 capital	$760,571	42.6%	4.5%	n/a
Tier 1 capital	$760,571	42.6%	6.0%	6.0%
Total risk-based capital	$782,207	43.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$362,697	7.3%	4.0%	5.0%
Common equity Tier 1 capital	$362,697	28.2%	4.5%	6.5%
Tier 1 capital	$362,697	28.2%	6.0%	8.0%
Total risk-based capital	$370,207	28.8%	8.0%	10.0%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses from changes in market factors such as foreign currency exchange rates, credit, interest rates and equity prices. We believe that we have limited exposure to risks associated with changes in foreign currency exchange rates, interest rates and equity prices. We have not had any significant foreign operations and expect to fully exit our operational activities in China by the end of fiscal year 2025. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") decreased the federal funds target rate in September 2024 to a range of 4.75%-5.0%, the first rate cut in over four years, and has further made a series of interest rate reductions since then to a current range of 3.75% to 4.0%. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. To address some of this dynamic, we have begun to reposition a portion of our investment securities portfolio into variable rate debt securities to improve net yields and balance the effect of our interest sharing arrangements with BaaS partners.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
On March 10, 2025, we announced that our Board of Directors had initiated a process to explore potential strategic alternatives. The initiation of such process creates risks and uncertainties as to the outcome and timing thereof, including our potential inability to consummate any proposed strategic alternative resulting from the process due to, among other things, market, regulatory and other factors. We expect to incur additional operating expenses and may experience disruptions and/or changes in our business, such as through losses of employees, accountholders, BaaS partners, retail distributors and tax preparation partners, in connection with our strategic review process or during the pendency of any transaction resulting therefrom, any of which could negatively impact our results of operations and financial condition. Additionally, any suspension of the strategic review process, or a decision not to undertake a strategic transaction following completion of the process, could have an adverse effect on the market price and trading volatility of our Class A common stock.
The loss of operating revenues from our BaaS partners and Walmart or any of our largest retail distributors as well as third-party processors or other major consumers would negatively impact our business.
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 67% and 62% of our total operating revenues for the three and nine months ended September 30, 2025, respectively, was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 8% and 7% for the three and nine months ended September 30, 2025, respectively. We expect that both Walmart and our largest BaaS partner will continue to have a significant impact on our operating revenues in future periods. It would be difficult to replace these operating revenues. Accordingly, any significant reduction in transaction volume or customers’ spending levels through Walmart or our largest BaaS partner, for any reason, including macroeconomic conditions or non-renewal of existing contracts, would negatively impact our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partner or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
We are also experiencing competition as a result of competitors, such as Chime Financial, Inc., offering free or low-cost alternatives to our products and services. Digital-centric financial services platforms have continued to gain market share through the marketing of their largely free bank account offerings. To the extent these competitors continue to take market share at our expense, we expect that the purchase and use of our products and services would decline. In order to compete across the markets served by our Consumer Services and Money Movement Services segments, we may have to increase the incentives that we offer to our retail distributors and our tax preparation partners, or directly to consumers, and decrease the prices of our products and services, any of which would likely negatively impact our results of operations.
We may not keep pace with the rapid technological developments in the industries in which we compete and the larger electronic payments industry.
The electronic payments industry is subject to rapid and significant technological changes, and our ability to meet our customers' and partners' needs and expectations is key to our business success and financial results over the long term. We cannot predict the effect of technological changes on our business. We rely in part on third parties for the development of, and access to, new technologies. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure, use of artificial intelligence, and digital innovation than we do. In addition, other competitors may experience lower cost structures and different regulatory requirements and scrutiny than we do, which may allow them to innovate more rapidly than we can.
Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to develop or transition to new services and technologies may be inhibited by a lack of industry-wide standards, by difficulties encountered in our development of new services and technologies, by resistance from our retail distributors, BaaS partners, third-party processors or consumers to these changes, by the intellectual property rights of third parties or our reliance on certain third-party service providers. Moreover, our previously-announced plan to cease operations in China, where a significant portion of our software development is conducted, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services if we are unsuccessful in timely and cost-effectively transitioning those operations. A failure to maintain or to enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer or partner expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively affect our business and financial results.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our subsidiary bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2025, we had assets subject to settlement risk of $718.2 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a negative impact on our business, results of operations and financial condition.
Worsening economic conditions, high rates of inflation, or other potential causes of economic distress could negatively impact our business and financial results.
Global and macro-economic factors have resulted and, from time to time, may continue to result in high inflation rates, interest rates, or unemployment rates, leading to economic challenges for consumers and our retail distributors and other partners as well as reduced transaction and spending volumes on accounts. Additionally, these effects increase the settlement risk from our retail distributors and banking partners and could cause us to experience contraction in the number of locations within our network of retail distributors due to store closures or other developments, such as Rite Aid's recent bankruptcy proceedings, with attendant negative impacts to our operating revenues and results of operations. If current market conditions deteriorate, we may decide to adjust pricing to account for an increasing cost of funds and increased credit risk, and thereby erode our margins and negatively impact our future financial performance and the price of our Class A common stock. Additionally, significant inflationary pressure increases borrowing rates, and we may not be able to fully offset such higher costs through rate increases. Our inability or failure to do so could negatively impact our business, financial condition and results of operations. Additionally, a rising interest rate environment may negatively impact our customers’ spending levels or our customers’ ability to pay outstanding amounts owed to us.
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
As the financial services industry evolves, consumers may find prepaid financial services or demand deposit accounts to be less attractive and demand for such services and accounts could decline. Consumers might not use prepaid financial services or demand deposit accounts for any number of reasons, including the general perception of our industry, new technologies, a decrease in our distribution partners’ willingness to sell these products as a result of a more challenging regulatory environment or other factors outside of our control. If consumers do not continue to use or increase their usage of prepaid cards or demand deposit accounts, including making changes in the way such products are funded, our operating revenues may decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and prepaid cards, away from our products and services, it could have a negative impact on our financial position and results of operations.
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
Our systems and the systems of third-party processors are susceptible to outages and interruptions including due to fire, natural disaster, cyber-attacks, power loss, telecommunications failures, software or hardware defects, terrorist attacks, pandemics and similar events. We use both internally developed and third-party systems, including cloud computing and storage systems, for our services and certain aspects of transaction processing. Interruptions in our service may result for a number of reasons. Additionally, the data center hosting facilities that we use could be closed without adequate notice or experience unanticipated problems resulting in lengthy interruptions in our service. Moreover, as we continue to add cloud-based solutions, we could experience problems transferring customer accounts and data or interruptions in service from our cloud providers, impairing the delivery of our service.
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
We and our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information, including personal information, in connection with the sale and use of our products and services. Despite the encryption software and the other technologies and systems we use to provide security for storage, processing and transmission of confidential customer and other information these technologies or systems have been, and continue to be, vulnerable to cyber-attacks, incidents and data security breaches by third parties and we have experienced, and may in the future experience, attacks, incidents and breaches that circumvent our security measures. The risk of unauthorized circumvention of our security measures has been heightened by advances in artificial intelligence, computer capabilities and the increasing sophistication of hackers, including state sponsored hackers. Our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors and the merchants that accept our cards also may experience similar cyber-attacks, incidents or security breaches or discover securities vulnerabilities involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
A data security breach of the systems on which sensitive accountholder or other customer or end-customer data and account information are stored have led, and could in the future lead, to fraudulent activity involving our products and services, reputational damage and claims, and could lead to regulatory actions, including penalties, against us. Further, a cyber-attack or other incident could go undetected and persist in our systems for extended periods. Regardless of whether or not we are sued or face regulatory actions, a breach will require us to carefully assess the materiality of a cyber-attack or other incident. Depending on the nature and magnitude of the accessed data, this effort may require substantial resources. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation and might be forced to pay damages and/or change our business practices, any of which could have a negative impact on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our products and services which includes cards) fines, penalties and/or other assessments imposed by the networks such as Visa or Mastercard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at any of the third-party banks that issue our cards or at any of our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for hiring an external party to conduct a forensic investigation, replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring, and other added security measures, among others, which could have a significant adverse impact on our operating results.
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
Some of our operations are located outside of the United States, which subjects us to additional risks.
A significant portion of our software development operations were based in Shanghai, China and have been or are being relocated to locations in and outside of the United Sates. A prolonged disruption at our facilities or the facilities of our outsourcing service providers for any reason including due to natural or man-made disasters, outbreaks of disease, climate change, geopolitical matters or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services, which could negatively impact our business. Additionally, we face numerous other challenges and risks, including, but not limited to:
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For each of the three and nine months ended September 30, 2025, interchange revenues represented 9% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $380.5 million as of September 30, 2025. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Green Dot Corporation

Date:	November 10, 2025	By:	/s/ William I Jacobs
		Name:	William I Jacobs
		Title:	Interim Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)