Form 10-K
period 2025-12-31
GREEN DOT CORP
filed 2026-03-16
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and 10% or greater stockholders are "affiliates" of the registrant) as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $589.0 million (based on the closing sale price of the registrant's common stock on that date as reported on the New York Stock Exchange).
There were 55,567,588 shares of Class A common stock, par value $0.001 per share, as of January 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

GREEN DOT CORPORATION

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including risks relating to our pending transactions with CommerceOne Financial Corporation, Smith Ventures LLC and certain affiliates thereof, inflation and interest rate trends and impacts and other macro-economic impacts on our business, results of operations and financial condition and governmental and our responses to such events, including those identified below, under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
In this report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries, "Green Dot Bank" refers to our wholly owned subsidiary bank, the term "deposit account programs" and "our cards" refers to our Green Dot-branded and co-branded checking accounts, prepaid cards, gift cards and secured credit cards, and the term “prepaid cards” refers to prepaid debit cards. In addition, “prepaid financial services” refers to prepaid cards and associated reload services, a segment of the prepaid card industry.

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
Proposed Transactions with CommerceOne Financial Corporation and Smith Ventures, LLC
In connection with a strategic review process we commenced in March 2025 (our “strategic review process”), on November 23, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with CommerceOne Financial Corporation, an Alabama corporation (“CommerceOne”), Compass Sub North, Inc., a newly formed Delaware corporation and a direct, wholly owned subsidiary of CommerceOne (“New CommerceOne”), Compass Sub East, Inc., a newly formed Delaware corporation and a direct, wholly owned subsidiary of New CommerceOne (“Merger Sub One”), and Compass Sub West, Inc., a newly formed Delaware corporation and an indirect, wholly owned subsidiary of New CommerceOne (“Merger Sub Two”), pursuant to which, upon the terms and subject to the conditions therein, (i) Merger Sub One will merge with and into CommerceOne, with CommerceOne surviving (the “CommerceOne Merger”), and Merger Sub Two will merge with and into Green Dot Corporation, with Green Dot Corporation surviving (the “Green Dot Merger,” and together with the CommerceOne Merger, the “First Mergers”); and (ii) following the First Mergers, CommerceOne will merge with and into New CommerceOne, with New CommerceOne surviving under the name “CommerceOne Financial Corporation” (together with the First Mergers, the “Mergers”).
Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Mergers (the “First Effective Time”), each share of common stock of Green Dot Corporation, issued and outstanding immediately prior to the First Effective Time, other than certain excluded shares held by us, CommerceOne, New CommerceOne or our dissenting stockholders, will be converted into the right to receive (i) 0.2215 shares of the common stock of New CommerceOne and (ii) an amount in cash equal to $8.11 (the “Per Share Cash Consideration”), less any withholding and without interest.
Also on November 23, 2025, we entered into a separation agreement (the “Separation Agreement”), with New CommerceOne and Green Dot OpCo, LLC, a newly formed Delaware limited liability company and affiliate of Smith Ventures LLC, an Alabama limited liability company (“Payments Buyer”), pursuant to which, upon the terms and subject to the conditions therein, following the First Mergers, (i) Green Dot Corporation will convert into a limited liability company, (ii) Green Dot Corporation will distribute the stock of Green Dot Bank to Compass Sub Northwest, Inc., a Delaware corporation and direct, wholly owned subsidiary of New CommerceOne, and (iii) Payments Buyer will acquire Green Dot Corporation and its non-bank financial technology and related assets and operations (the “Payments Business”) for $690 million (the “Payments Sale”), the proceeds of which will be paid to New CommerceOne and are expected to be used to fund the Per Share Cash Consideration and to retire certain indebtedness of Green Dot Corporation.
The Merger Agreement and the Separation Agreement were unanimously approved by our Board of Directors. The closing of the transactions contemplated by the Merger Agreement and the Separation Agreement remains subject to the receipt of required regulatory approvals, approval by the stockholders of Green Dot Corporation and CommerceOne and the satisfaction of other customary closing conditions.
For additional information regarding potential risks and uncertainties associated with such transactions, please see Part I, Item 1A, Risk Factors below.

Our Products and Services
We offer a broad spectrum of financial products to consumers and businesses through our portfolio of brands, including: GO2bank, a leading digital and mobile bank account offering simple, secure and useful banking for Americans living paycheck to paycheck; the Green Dot Network of more than 90,000 retail distribution and cash access locations nationwide; Arc by Green Dot, the single-source embedded finance platform combining all of our secure banking and money processing capabilities to power businesses at all stages of growth; rapid! wage and disbursements solutions, providing pay card and earned wage access services to more than 7,000 businesses and their employees; and Santa Barbara Tax Products Group (“SBTPG”), our tax division, which processes on average approximately 13 million tax refunds annually.
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
Our deposit account programs are generally issued by Green Dot Bank, but we also manage programs issued by third-party issuing banks as a result of prior acquisitions. We focus our consumer deposit account programs on our flagship product, GO2bank, offering consumers simple and accessible mobile banking designed to help improve financial health over time. GO2bank offers features such as consumer friendly overdraft protection, high-value rewards, high-interest savings, and opportunities to establish, build, and track credit, regardless of credit history.
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
In our BaaS channel, our partners make our banking products and services available to their consumers, partners and workforce in the United States through integration with our banking platform, expanding our addressable market to a broader spectrum of consumers as well as small businesses. Our banking platform includes an integrated bank, full program management services and enterprise-grade technology. Our largest customers include Apple, Inc., Intuit, Inc., Dayforce, Inc., and Amazon.com, Inc., among others.
In our Employer channel, we offer a comprehensive platform to corporate enterprises to facilitate payments made for today’s workforce, including:
•PayCard programs that help corporate enterprises eliminate paper checks, reduce costs and improve efficiency;
•On demand employee wage access; and
•Affordable instant digital pay options that replace slow and costly traditional pay methods.
Consumer Services
Our Consumer Services segment consists of revenues and expenses derived from deposit account programs, such as consumer checking accounts, prepaid cards, secured credit cards, and gift cards that we offer to consumers (i) through distribution arrangements with more than 90,000 retail locations and neighborhood Financial Service Center locations (the "Retail channel"), and (ii) directly through various marketing channels, such as online search engine optimization, online displays, direct mail campaigns, mobile advertising, and affiliate referral programs (the "Direct channel").
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
Our operating revenues derived from the several products and services we offer through Walmart stores and other Walmart distribution avenues in aggregate represented approximately 7%, 10%, and 17% of our total operating revenues for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Our patent portfolio currently consists of 18 issued patents. The current remaining terms for the patents we hold vary between approximately 1 and 13 years. We feel many of our patents and applications are important to our business and help differentiate our products and services from those of our competitors.
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
Acquisitions of Ownership of Green Dot Corporation or Green Dot Bank
The ability of a third party to acquire our stock or the stock of Green Dot Bank is also limited under applicable U.S. banking laws, including regulatory approval requirements.
Federal Banking Law. The BHC Act requires any BHC to obtain the approval of the Federal Reserve before acquiring, directly or indirectly, more than 5% of our outstanding common stock or the stock of Green Dot Bank. Any “company,” as defined in the BHC Act, other than a BHC is required to obtain the approval of the Federal Reserve before acquiring "control" of us. "Control" generally means (i) the ownership or control of 25% or more of a class of voting securities, (ii) the ability to elect a majority of the directors or (iii) the ability to otherwise exercise a controlling influence over management and policies. An entity that controls us for purposes of the BHC Act is subject to regulation and supervision as a BHC under the BHC Act. In addition, under the Change in Bank Control Act of 1978, as amended (the “CIBC Act”), and the Federal Reserve’s regulations thereunder, any person, either individually or acting through or in concert with one or more persons, is required to provide notice to the Federal Reserve prior to acquiring control, directly or indirectly, of a BHC such as Green Dot Corporation. As discussed more fully below in “Regulatory Approvals Related to the Proposed Transactions with CommerceOne Financial Corporation,” the Mergers are subject to the approval of the Federal Reserve pursuant to the BHC Act, because, among other things, CommerceOne Financial Corporation will be acquiring indirect control of Green Dot Bank.
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
Utah Change in Control Restrictions. Utah’s Financial Institutions Act generally requires prior approval of the Utah DFI before a person or entity may acquire, directly or indirectly, control of a depository institution or a depository institution holding company subject to its jurisdiction. The Utah DFI defines control to mean the power, directly or indirectly, or through or in concert with others, to: (a) direct or exercise a controlling influence over: (i) the management or policies of such an institution or holding company; or (ii) the election of a majority of the directors of such an institution or holding company; or (b) vote 25% or more of any class of voting securities of such an institution or holding company. Additionally, there is a rebuttable presumption that a person has control of such an institution or holding company if the person has the power, directly or indirectly, or through or in concert with others, to vote more than 10% but less than 25% of any class of voting securities of such an institution or holding company. As discussed more fully below in “Regulatory Approvals Related to the Proposed Transactions with CommerceOne Financial Corporation,” the Mergers are subject to the approval of the Utah DFI pursuant to Utah’s Financial Institutions Act because, among other things, New CommerceOne will be acquiring indirect control of Green Dot Bank.
Regulatory Approvals Related to the Proposed Transactions with CommerceOne Financial Corporation
To complete the Mergers, New CommerceOne, CommerceOne and Green Dot Corporation need to obtain approvals or consents from, or make filings with, a number of U.S. federal and state bank and other regulatory authorities.
Federal Reserve. The Mergers are subject to the approval of the Federal Reserve pursuant to Section 3 of the BHC Act in order for: (a) Merger Sub Two to become a bank holding company as a result of its acquisition of Green Dot Bank in the Green Dot Merger; (b) New CommerceOne to become a bank holding company as a result of its indirect acquisitions of Green Dot Bank and CommerceOne Bank in the First Mergers; and (c) the merger of CommerceOne and New CommerceOne in the Upstream Merger.
Utah DFI. New CommerceOne’s acquisition of Green Dot Bank indirectly through Merger Sub Two Holdco will require New CommerceOne to apply to the Utah DFI under § 7-1-703 of the Utah Code, which may, in the Utah DFI’s discretion, be a copy of the application filed with the responsible federal bank supervisory agency.
Alabama State Banking Department (the ‘‘ASBD’’). New CommerceOne’s acquisition of CommerceOne, including CommerceOne Bank, requires an application to the ASBD under one or both of §§ 5-5A-44 and 5-13B-4 of the Alabama Code, which may, at the superintendent’s discretion, be a copy of the application filed with the responsible federal bank supervisory agency. The ASBD has notified the applicant that the filing for this transaction may be made under § 5-13B-4 of the Alabama Code.
Additional Regulatory Approvals and Notices. Additional notifications and/or applications requesting approval may be submitted to various other federal, state and non-U.S. regulatory authorities and self-regulatory organizations.
Capital and Liquidity Requirements
In General. Under the U.S. regulatory capital rules to implement the Basel III regulatory capital framework, Green Dot Corporation and Green Dot Bank are required to maintain minimum risk-based and leverage capital ratios. Green Dot Corporation and Green Dot Bank must also maintain a capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. Either or both of Green Dot Corporation and Green Dot Bank may qualify for and opt to use, from time to time, the community bank leverage ratio framework under the Federal Reserve’s version of the U.S. Basel III Rules. Under the community bank leverage ratio framework, a qualifying community banking organization may generally satisfy its capital requirements (and capital conservation buffer) under the U.S. Basel III Rules provided that it has a Tier 1 leverage ratio greater than 9% and satisfies other applicable conditions. Green Dot Corporation and Green Dot Bank qualify for and opt into use of the community bank leverage ratio framework. We expect that Green Dot Corporation will continue to qualify for and use the community bank leverage ratio framework, and that Green Dot Bank will calculate and disclose its risk-based capital ratios and Tier 1 leverage ratio under standardized approach of the U.S. Basel III Rules. For a discussion of applicable regulatory minimum and well-capitalized minimum capital ratios, as well as a description of relevant definitions related to capital amounts and ratios, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements for Bank Holding Companies” and Note 24—Regulatory Requirements to the Consolidated Financial Statements included herein, which are incorporated by reference in this Item 1.
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
As of December 31, 2025, our and Green Dot Bank’s regulatory capital ratios were above the well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that

Green Dot Corporation and Green Dot Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer (to the extent the buffer is applicable), on a fully phased-in basis.
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
Furthermore, in connection with the proposed transactions with CommerceOne and Smith Ventures, the Merger Agreement and the Separation Agreement each contain certain restrictions that prohibit us from paying dividends or making share repurchases without the approval of CommerceOne under the Merger Agreement and Payments Buyer under the Separation Agreement.
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
Office of Foreign Assets Control Regulation
The U.S. Office of Foreign Assets Control ("OFAC") is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and Acts of U.S. Congress. OFAC-administered sanctions take many forms. OFAC also publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including denial by federal regulators of proposed merger, acquisition, restructuring or other expansionary activity.
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
Privacy and data security remain areas of state legislative focus. By the end of 2025, approximately 16 U.S. states had comprehensive consumer privacy laws in effect. Similar laws come into effect in three more states in 2026. These laws provide residents of these states certain privacy rights in the collection and disclosure of their personal information and require covered businesses to make certain disclosures and take certain other acts in furtherance of those rights. Other U.S. states are considering similar privacy laws. State regulators are authorized to implement and enforce existing consumer privacy laws, which has resulted in increased scrutiny on privacy and data security. In addition, the federal government may also pass data privacy or data security legislation.
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
Money Transmission Licensing and Regulation
Most U.S. states require licenses for persons engaged in the business of money transmission. These U.S. state licensing laws may subject money transmitters to periodic examinations and may require them and their agents to comply with federal and/or state AML laws and regulations. We have obtained state licenses to operate as a money transmitter in all U.S. jurisdictions in which such a license is required for us to conduct our business.
Payment Networks
In order to provide our products and services, we, as well as Green Dot Bank, are contracted members with payment network companies including Visa, Inc. ("Visa") and Mastercard Inc. ("Mastercard"). Therefore, we and Green Dot Bank are subject to Visa and Mastercard’s respective payment network rules and standards. These rules and standards implicate a variety of our activities and services, including by imposing data security obligations, allocating liability for certain acts or omissions (including liability in the event of a data breach) and providing rules governing how consumers and merchants may use their cards. Payment networks may, and routinely do, modify these rules and standards as they determine in their sole discretion and with or without advance notice to us. These modifications may impose additional costs and expenses on, or may otherwise be disadvantageous to, our business. In addition, we are subject to audit by various payment networks. The payment networks may fine or penalize us or suspend our registration if those audits find that we have failed to comply with applicable rules and standards.
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
Human Capital
As of December 31, 2025, we had approximately 900 full-time employees, practically all of which are located in the United States. Human capital objectives and measures that we focus on in managing our business include talent retention and development, employee experience, inclusion and belonging, total rewards, and organizational culture and ethics. Our focus on employee engagement occurs in three foundational areas: recruiting and retaining a diverse and talented workforce, enhancing employee experience, and management that reiterates purpose and ensures commitment for continuous growth and development.
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
We offer industry-specific training regarding regulatory standards and compliance, as well as self-directed learning through third-party learning platforms. As employees advance in their careers, our training framework seeks to build new capabilities with foundational leadership skills. Our leaders are empowered to design bespoke learning experiences catered to their specific needs.
Employee Experience
We strive to continue enhancing employee engagement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our culture and vision among our employees. We embrace an open-door policy where collaboration across all levels of team members and across multiple departments is encouraged. We use annual employee engagement and other surveys to solicit feedback about members of our senior leadership from employees at all levels of our organization. We believe that ongoing employee performance feedback encourages greater engagement and improves individual performance.
Inclusion and Belonging
We believe that an inclusive working environment with high belonging helps drive our mission and provides our workforce with the best opportunities for success. We are endeavoring to improve inclusion and belonging for employees at all levels of the organization. We have been actively working to further enhance recruitment strategies and career development strategies in support of these initiatives. We delivered multiple enterprise-wide events to create new levels of knowledge, empathy, and community connection for our people. We focused on furthering inclusion and belonging goals through recruitment, career development, succession planning, and leadership education.
Total Rewards
To ensure our pay and benefits programs are consistent with our total rewards philosophy, we maintain best practices aimed at delivering fair and equitable compensation for employees based on their contribution and performance. We benchmark against market practices and regularly review our compensation against the market to ensure it remains competitive.
We offer a comprehensive and tailored set of benefits for employees and their families, providing protection from unexpected losses or medical expenses. Our benefits programs are tailored for the various U.S. geographies in which we operate, and include a variety of competitive health plans, in addition to dependent care flexible spending accounts, a 401(k) plan with a company match and auto-enrollment, employee stock purchase plan, and an employee assistance program.
Organizational Culture and Ethics
To promote the highest standards of honest and ethical business conduct and compliance with applicable laws, we have adopted codes of business conduct and ethics that apply to all of our board members, officers and employees and which are posted on the Investor Relations section of our website located at http://ir.greendot.com, by clicking on “Governance.”
In 2025, we continued our philanthropic giving program launched in 2022, "Green Dot Gives," an employee giving (donation and volunteerism) platform that provides resources and opportunities for employees to support charitable causes that are meaningful to them. As part of the initiative, we began offering employees one paid time off day per year to volunteer, we introduced corporate donation matching, and we created programs encouraging employee connection and collaboration through charitable activities.
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

ITEM 1A. Risk Factors
RISKS RELATED TO THE GREEN DOT MERGER AND THE PAYMENTS SALE
Failure to complete the transactions contemplated by each of the Merger Agreement and the Separation Agreement could negatively affect our stock price and our future business and financial results.
The Merger Agreement and the Separation Agreement each provide for a number of conditions that must be satisfied (or waived) in order to complete the transactions contemplated thereby, including the Green Dot Merger and the Payments Sale, respectively. These conditions to the closing of such transactions may not be fulfilled in a timely manner or at all, and accordingly, such transactions may not be completed.
If such transactions are not completed for any reason, including the failure to receive the required approvals of our or CommerceOne’s stockholders, there may be various adverse consequences, and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Green Dot Merger, the Payments Sale and other transactions contemplated by the Merger Agreement and the Separation Agreement, without realizing any of the anticipated benefits of completing the Green Dot Merger, the Payments Sale and such other transactions. Additionally, if either the Merger Agreement or the Separation Agreement is terminated, the market price of our common stock could decline, including to the extent that current market prices reflect a market presumption that the transactions contemplated by the Merger Agreement or the Separation Agreement will be completed. We could also be subject to litigation or proceedings related to any failure to complete such transactions, including litigation or proceedings commenced against us to perform our respective obligations under the Merger Agreement or the Separation Agreement. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $27 million to CommerceOne.
Additionally, we have incurred and will incur substantial expenses in connection with the completion of the Green Dot Merger, the Payments Sale and other transactions contemplated by the Merger Agreement and the Separation Agreement, as well as the costs and expenses of preparing, filing, printing and mailing the proxy statement/prospectus, and other fees and expenses in connection with the Green Dot Merger, the Payments Sale and such other transactions. If such transactions are not completed, we would have to pay these expenses without realizing the expected benefits of the Green Dot Merger, the Payments Sale and such other transactions.
We will be subject to business uncertainties and contractual restrictions in the Merger Agreement and the Separation Agreement while the transactions contemplated thereby are pending.
Uncertainty about the effect of the Green Dot Merger, the Payments Sale and the other transactions contemplated by the Merger Agreement and the Separation Agreement on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until such transactions are completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Subject to certain exceptions, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions, including actions that may adversely affect our ability to consummate the transactions contemplated by either the Merger Agreement or the Separation Agreement on a timely basis, without the consent of CommerceOne and Payments Buyer, as applicable, until the transactions contemplated by the Merger Agreement and the Separation Agreement, including the Green Dot Merger and the Payments Sale, are completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of such transactions.
Stockholder litigation related to the Green Dot Merger, the Payments Sale or the other transactions contemplated by the Merger Agreement and the Separation Agreement could prevent or delay the completion of such transactions, result in the payment of damages or otherwise negatively impact our business and operations.
It is possible that stockholders may file lawsuits challenging the Green Dot Merger, the Payments Sale or the other transactions contemplated by the Merger Agreement and the Separation Agreement, which may name us, our officers or members of our Board of Directors as defendants. Green Dot has received demand letters from purported stockholders of Green Dot, alleging deficiencies and/or omissions of certain allegedly material information in the registration statement on Form S-4 filed by New CommerceOne with the SEC of which the proxy statement/prospectus forms a part. New CommerceOne, CommerceOne and Green Dot believe that the allegations in these letters are without merit. If additional similar demands are made, absent new or different allegations that are material, neither New CommerceOne, CommerceOne nor Green Dot will necessarily announce them. We cannot assure you as to the outcome of any lawsuits, if filed, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If any plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Green Dot Merger, the Payments Sale or the other transactions contemplated by the Merger Agreement and the Separation Agreement on the agreed-upon terms, such an injunction may delay the completion of such transactions in the expected time-frame, or may prevent such transactions from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs, and divert management’s attention and resources, which could adversely affect the operation of our business.
We have incurred and are expected to incur substantial costs related to the Green Dot Merger, the Payments Sale and the other transactions contemplated by the Merger Agreement and the Separation Agreement, and these costs may be greater than anticipated due to unexpected costs.
We have incurred and expect to incur a number of significant non-recurring costs associated with the Green Dot Merger, the Payments Sale and the other transactions contemplated by the Merger Agreement and the Separation Agreement, including legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. If such transactions are not completed, we would have to pay such expenses without realizing the expected benefits of such transactions.
The merger consideration to be received by our stockholders is fixed (subject to limited exceptions) and will not be adjusted for changes affecting us or CommerceOne.
At the First Effective Time, each issued and outstanding share of our common stock, subject to limited exceptions, will be converted into the right to receive (i) 0.2215 shares of the common stock of New CommerceOne and (ii) an amount in cash equal to $8.11, less any withholding and without interest. Subject to limited exceptions, the exchange ratio is fixed and will not be adjusted for changes affecting us or CommerceOne, including for changes in the market price or value of our common stock or CommerceOne common stock. There will be a time lapse between each of the date of the proxy statement/prospectus for the stockholders’ meeting to adopt the Merger Agreement and approve the transactions contemplated by the Separation Agreement, the date on which our stockholders vote to adopt the Merger Agreement and approve the transactions contemplated by the Separation Agreement, and the date on which our stockholders entitled to receive shares of New CommerceOne common stock actually receive such shares. The value of CommerceOne common stock and New CommerceOne common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in our and CommerceOne’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and CommerceOne’s control. The actual value of the shares of New CommerceOne common stock received by our stockholders will depend on the value of shares of New CommerceOne common stock at the time the Mergers are completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement and the proxy statement/prospectus.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the pro forma bank business following the Mergers and the other transactions contemplated by the Merger Agreement and the Separation Agreement.
Before the Mergers and the Payments Sale may be completed, various approvals, consents and non-objections that have not yet been obtained must be obtained, including from the Federal Reserve, the Utah DFI and the ASBD and antitrust and other authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party to the proposed transaction. These approvals could be delayed or not obtained at all, including due to an adverse development in any party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. Some recent transactions comparable to the Mergers and the Payments Sale have encountered lengthy delays, and the Mergers and the Payments Sale may be subject to similar delays in obtaining its required approvals.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement and the Separation Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by either the Merger Agreement or the Separation Agreement, imposing additional material costs on or materially limiting the revenues of the pro forma bank business following the Mergers and the other transactions contemplated by the Merger Agreement and the Separation Agreement or otherwise reducing the anticipated benefits of such transactions if they were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of such transactions. The completion of the Mergers and the other transactions contemplated by the Merger Agreement and the Separation Agreement is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of such transactions.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement and as described further therein, neither we nor CommerceOne will be required to take actions or agree to conditions that would reasonably be expected to have a material burdensome condition on the pro forma bank business.
Either the Merger Agreement or the Separation Agreement may be terminated in accordance with its respective terms, such that the transactions contemplated thereby, including the Green Dot Merger and the Payments Sale, may not be completed.
Each of the Merger Agreement and Separation Agreement provide for a number of conditions that must be satisfied (or waived) in order to complete the Green Dot Merger, the Payments Sale and the other transactions contemplated by the Merger Agreement or the Separation Agreement, as applicable.
The completion of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain closing conditions, including (i) the approval of the Merger Agreement by the requisite vote of our stockholders and CommerceOne’s stockholders, (ii) the authorization for listing on the NYSE of the shares of New CommerceOne Common Stock to be issued pursuant to the Merger Agreement, (iii) the receipt of the requisite regulatory approvals, including from the Federal Reserve, the Utah DFI and the ASBD, and no such regulatory approval having resulted in a material burdensome condition, (iv) the effectiveness of the registration statement on Form S-4 filed with the SEC by New CommerceOne in connection with the transactions contemplated by the Merger Agreement, (v) the absence of any order, injunction, decree or other legal restraint preventing the completion of the transactions contemplated by the Merger Agreement or any law making the completion thereof illegal and (vi) the satisfaction or waiver of the closing conditions set forth in the Separation Agreement with certain exceptions described in the Merger Agreement. Each party’s obligation to complete the transactions contemplated by the Merger Agreement is also subject to certain additional customary conditions, including (a) subject to certain materiality thresholds, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) in the case of CommerceOne, the funding by Payments Buyer of the purchase price in the Payments Sale in accordance with the terms of the Separation Agreement.
In addition, the completion of the transactions contemplated by the Separation Agreement are subject to the satisfaction or waiver of certain closing conditions, including (i) the approval of the Separation Agreement by our stockholders, (ii) the waiting period applicable to the consummation of the closing under the Hart-Scott-Rodino Act (the “HSR Act”) having expired or been terminated, (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the transactions contemplated by the Separation Agreement or any law making the completion thereof illegal and (iv) the satisfaction or waiver of the closing conditions set forth in the Merger Agreement with certain exceptions described in the Merger Agreement. Each party’s obligation to complete the transactions contemplated by the Separation Agreement is also subject to certain additional customary conditions, including (a) subject to certain materiality thresholds, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Separation Agreement and (c) in the case of Payments Buyer, the absence of the occurrence of a material adverse effect on the Payments Business. On December 31, 2025, the parties filed their respective Premerger Notification and Report Forms under the HSR Act in connection with the transactions contemplated by the Separation Agreement. The parties requested early termination of the waiting period under the HSR Act, and such request was granted, effective January 21, 2026.
These conditions to the closing of the transactions contemplated by each of the Merger Agreement and the Separation Agreement may not be fulfilled in a timely manner or at all, and, accordingly, such transactions may not be completed. In addition, CommerceOne and we can mutually decide to terminate the Merger Agreement, and Payments Buyer and we can mutually decide to terminate the Separation Agreement, at any time, before or after receipt of the requisite stockholder approvals.

We and New CommerceOne may be unable to retain CommerceOne and Green Dot Bank personnel successfully.
The success of the Mergers and the Payments Sale will depend in part on retaining the talent and dedication of key employees currently employed by Green Dot Bank and CommerceOne and the employees who will be transferred to Payments Buyer in connection with the Payments Sale. It is possible that these employees may decide not to remain with us or CommerceOne, as applicable, while the Mergers are pending or with New Commerce or Payments Buyer after the completion of the Mergers. If we and CommerceOne are unable to retain key employees, including management, who are critical to the future operations of the companies, we and CommerceOne could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the completion of the Mergers, if key employees terminate their employment, New CommerceOne’s or Payments Buyer’s business activities may be adversely affected, which may cause New CommerceOne’s or Payments Buyer’s business to suffer, and there is no assurance that New CommerceOne or Payments Buyer will be able to locate or retain suitable replacements for any such key employees who leave.
We have identified certain additional risk factors in connection with the transactions contemplated by each of the Merger Agreement, including the Mergers, and the Separation Agreement, including the Payments Sale. These risks and the other risks associated with such transactions are more fully discussed in the proxy statement/prospectus that is included in the registration statement on Form S-4 filed by New CommerceOne with the SEC and is available through the SEC's website at www.sec.gov. The proxy statement/prospectus contains important information regarding such transactions, and we urge all of our stockholders to read the proxy statement/prospectus carefully and in its entirety.
RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from our BaaS partners and Walmart or any of our largest retail distributors as well as third-party processors or other major consumers would negatively impact our business.
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 63% of our total operating revenues for the year ended December 31, 2025 was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 7% for the year ended December 31, 2025. We expect that both our largest BaaS partner and Walmart will continue to have a significant impact on our operating revenues in future periods. It would be difficult to replace these operating revenues. Accordingly, any significant reduction in transaction volume or customers’ spending levels through our largest BaaS partner or Walmart, for any reason, including macroeconomic conditions or non-renewal of existing contracts, would negatively impact our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
A significant portion of our operating revenues are derived from program management service fees that we earn from our BaaS partners and products and services sold at the stores of our retail distributors. In addition, the revenues we generate from our tax refund processing services are largely derived from products and services sold through retail tax preparation businesses and income tax software providers. Revenues from our BaaS partners, retail distributors and tax preparation partners depend on a number of factors outside our control and may vary from period to period. Our program management service fees depend upon the success of our BaaS partners’ efforts to promote their own products and services which incorporate our products and services. Additionally, because we compete with many other providers of products and services for placement and promotion of products in the stores of our retail distributors or in conjunction with the delivery of tax preparation services by our tax preparation providers, our success depends on the willingness of our retail distributors and tax preparation partners to promote our products and services successfully. In general, our contracts with these third parties allow them to exercise significant discretion over the placement and promotion of our or their products and services, and for a variety of reasons they could give higher priority to other products or services they are offering or the products and services of other companies. Accordingly, losing the commitment of our BaaS partners, retail distributors and tax preparation partners might limit or reduce program management service fees and the sales of our products and services. Our operating revenues and operating expenses may also be negatively affected by the operational decisions of our BaaS partners, retail distributors and tax preparation partners. For example, if a retail distributor reduces shelf space for our products or implements changes in its systems that disrupt the integration between its systems and ours, our product sales could be reduced or decline, and we may incur additional merchandising costs to ensure our products are appropriately stocked. Similarly, for a variety of reasons, many of our tax preparation partners that provide commercial income tax preparation software offer their customers several alternatives for tax refund processing services, including those of our competitors. Even if our BaaS partners, retail distributors and tax preparation partners actively and effectively promote our or their products and services, there can be no assurance that their efforts will maintain or result in growth of our operating revenues.
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
Additionally, we may make future investments in, or enter into strategic alliances to develop, new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to develop or transition to new services and technologies may be inhibited by a lack of industry-wide standards, by difficulties encountered in our development of new services and technologies, by resistance from our retail distributors, BaaS partners, third-party processors or consumers to these changes, by the intellectual property rights of third parties or our reliance on certain third-party service providers. Moreover, our previously-announced plan to cease operations in China, where a significant portion of our software development was conducted, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services if we are unsuccessful in timely and cost-effectively transitioning those operations. A failure to maintain or to enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer or partner expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively affect our business and financial results.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our subsidiary bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of December 31, 2025, we had assets subject to settlement risk of $947.5 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a negative impact on our business, results of operations and financial condition.
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
The electronic payments industry, including the prepaid and debit card financial services segment within that industry, depends heavily upon the overall level of consumer spending. Economic conditions, including inflationary pressures, have resulted and may continue to result in decreased consumer spending and may also result in us experiencing a reduction in the number of our accounts that are purchased or reloaded, the number of transactions involving our cards and the use of our reload network and related services. A sustained reduction in the use of our products and related services, either as a result of a general reduction in consumer spending or as a result of a disproportionate reduction in the use of card-based payment systems, would negatively impact our business, results of operations and financial condition.
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
A significant portion of our software development operations were based in Shanghai, China and have been or are being relocated to locations in and outside of the United States. A prolonged disruption at our facilities or the facilities of our outsourcing service providers for any reason including due to natural or man-made disasters, outbreaks of disease, climate change, geopolitical matters or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services, which could negatively impact our business. Additionally, we face numerous other challenges and risks, including, but not limited to:
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
As a BHC, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah DFI and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. As has been the case in the past, when the regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may in the future become subject to, in addition to our then-current obligations (which includes the formal enforcement action noted below), additional formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, negatively impact our results of operations and restrict our ability to grow. For example, in July 2024 we and our subsidiary bank entered into a consent order, including a $44 million civil money penalty, with the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations (the "Consent Order"). In response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. We expect heightened oversight of our compliance and other risk management capabilities will continue for the foreseeable future. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For the year ended December 31, 2025, interchange revenues represented 9% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $374.4 million as of December 31, 2025. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.
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
Provisions in our certificate of incorporation and bylaws, as well as provisions under Delaware law, could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our Class A common stock, and result in the trading price of our Class A common stock being lower than it otherwise would be. In addition to the foregoing, under the BHC Act and the Change in Bank Control Act, and their respective implementing regulations, Federal Reserve Board approval is necessary prior to any person or company acquiring control of a bank or BHC, subject to certain exceptions. Control, among other considerations, exists if an individual or company acquires 25% or more of any class of voting securities, and may be presumed to exist if a person acquires 10% or more of any class of voting securities. These restrictions could affect the willingness or ability of a third party to acquire control of us for so long as we are a BHC.
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
We leverage the following guidelines and frameworks to develop and maintain our Information Security Program: Federal Financial Institutions Examination Council ("FFIEC") Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook, the Payment Card Industry Data Security Standard

(“PCI DSS”), Center for Internet Security Critical Security Controls, National Institute of Standards and Technology Special Publication 800 Series, ISO-27000 Standard and GLBA 501(b).
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
Governance
The Risk Committee of our Board of Directors provides structured oversight of the Company’s Enterprise Risk Management Program, including the oversight of risks from cybersecurity threats. The Risk Committee regularly receives an overview from management of our cybersecurity risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-

mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Risk Committee generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging material cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discusses such matters with our Chief Information Security Officer and Chief Technology Officer. Annually, the Risk Committee reviews and approves the Information Security Program. Additionally, the Risk Committee is promptly apprised of any cybersecurity incident that meets established reporting thresholds, and receives ongoing updates regarding any such incident until it has been resolved. At each regularly scheduled Board meeting, the Risk Committee Chair provides the full Board with an update on all significant matters discussed, reviewed, considered and approved by the committee since the last regularly scheduled Board meeting.
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
Holders of Record
As of January 31, 2026, we had 37 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our Class A common stock for the foreseeable future. We expect to retain future earnings, if any, to fund the development and future growth of our business. Any future determination to pay dividends on our Class A common stock, if permissible, will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant. Furthermore, in connection with the proposed transactions with CommerceOne and Smith Ventures, the Merger Agreement and the Separation Agreement each contain certain restrictions that prohibit our payment of dividends.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2022, our Board of Directors provided authorization to increase our stock repurchase limit to $100 million for any future repurchases. As of December 31, 2025, the remaining amount available under the current authorization totaled $4.5 million with no expiration date. No shares of our Class A common stock were repurchased during the fourth quarter of 2025. Pursuant to the Merger Agreement and the Separation Agreement, we are restricted from making further repurchases without the approval of CommerceOne and Payments Buyer, respectively.
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
The graph and table below compare the cumulative total stockholder return of Green Dot Corporation Class A common stock, the Russell 2000 Index, the S&P Small Cap 600 Index, and the S&P Composite 1500 Financials Index for the period beginning on the close of trading on the NYSE on December 31, 2020 and ending on the close of trading on the NYSE on December 31, 2025. The graph assumes a $100 investment in our Class A common stock and each of the indices, and the reinvestment of dividends.
The comparisons in the graph and table below are based on historical data and are not intended to forecast the possible future performance of our Class A common stock.
Total Return to Stockholders (Includes reinvestment of dividends)

Company/ Index	Base Period 12/31/20	2021	2022	2023	2024	2025
Green Dot Corporation	$100	$65	$28	$18	$19	$23
Russell 2000	$100	$115	$91	$107	$119	$134
S&P Smallcap 600	$100	$127	$106	$123	$134	$142
S&P Composite 1500 Financials	$100	$135	$121	$135	$175	$200

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
Overview
Green Dot Corporation is a financial technology platform and registered bank holding company ("BHC") that builds banking and payment solutions to create value, retain and reward customers, and accelerate growth for businesses of all sizes. For more than two decades, we have delivered financial tools and services that address the most pressing financial needs of consumers and businesses, and that transform the way people and businesses manage and move money. Through Green Dot Bank, our wholly owned subsidiary, we deliver a broad spectrum of financial products to consumers and businesses through our portfolio of brands, including debit, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refunds, cash deposits and disbursements.
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Business to Business ("B2B") Services, 2) Consumer Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to "Part I, Item 1. Business" for more detailed information about our operations and Note 25—Segment Information to the Consolidated Financial Statements included herein.
Proposed Transactions with CommerceOne Financial Corporation and Smith Ventures, LLC
In connection with a strategic review process we commenced in March 2025 (our “strategic review process”), on November 23, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with CommerceOne Financial Corporation, an Alabama corporation (“CommerceOne”), Compass Sub North, Inc., a newly formed Delaware corporation and a direct, wholly owned subsidiary of CommerceOne (“New CommerceOne”), Compass Sub East, Inc., a newly formed Delaware corporation and a direct, wholly owned subsidiary of New CommerceOne (“Merger Sub One”), and Compass Sub West, Inc., a newly formed Delaware corporation and an indirect, wholly owned subsidiary of New CommerceOne (“Merger Sub Two”), pursuant to which, upon the terms and subject to the conditions therein, (i) Merger Sub One will merge with and into CommerceOne, with CommerceOne surviving (the “CommerceOne Merger”), and Merger Sub Two will merge with and into Green Dot Corporation, with Green Dot Corporation surviving (the “Green Dot Merger,” and together with the CommerceOne Merger, the “First Mergers”); and (ii) following the First Mergers, CommerceOne will merge with and into New CommerceOne, with New CommerceOne surviving under the name “CommerceOne Financial Corporation” (together with the First Mergers, the “Mergers”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Mergers (the “First Effective Time”), each share of common stock of Green Dot Corporation, issued and outstanding immediately prior to the First Effective Time, other than certain excluded shares held by us, CommerceOne, New CommerceOne or our dissenting stockholders, will be converted into the right to receive (i) 0.2215 shares of the common stock of New CommerceOne and (ii) an amount in cash equal to $8.11 (the “Per Share Cash Consideration”), less any withholding and without interest.
Also on November 23, 2025, we entered into a separation agreement (the “Separation Agreement”), with New CommerceOne and Green Dot OpCo, LLC, a newly formed Delaware limited liability company and affiliate of Smith Ventures LLC, an Alabama limited liability company (“Payments Buyer”), pursuant to which, upon the terms and subject to the conditions therein, following the First Mergers, (i) Green Dot Corporation will convert into a limited liability company, (ii) Green Dot Corporation will distribute the stock of Green Dot Bank to Compass Sub Northwest, Inc., a Delaware corporation and direct, wholly owned subsidiary of New CommerceOne, and (iii) Payments Buyer will acquire Green Dot Corporation and its non-bank financial technology and related assets and operations (the “Payments Business”) for $690 million (the “Payments Sale”), the proceeds of which will be paid to New CommerceOne and are expected to be used to fund the Per Share Cash Consideration and to retire certain indebtedness of Green Dot Corporation.
The Merger Agreement and the Separation Agreement were unanimously approved by our Board of Directors. The closing of the transactions contemplated by the Merger Agreement and the Separation Agreement remains subject to the receipt of required regulatory approvals, approval by the stockholders of Green Dot Corporation and CommerceOne and the satisfaction of other customary closing conditions.
For additional information regarding potential risks and uncertainties associated with such transactions, please see Part I, Item 1A, Risk Factors above.
Consolidated Financial Results and Trends
Our consolidated results of operations for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Total operating revenues	$2,080,491	$1,723,876	$356,615	20.7%
Total operating expenses	2,066,832	1,725,544	341,288	19.8%
Net loss	(98,866)	(26,702)	(72,164)	270.3%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.
Total operating revenues
Our total operating revenues for the year ended December 31, 2025 increased $356.6 million, or 21% over the prior year comparable period, driven primarily by higher revenues in our B2B Services segment and to a lesser extent in our Money Movement Services segment, partially offset by lower revenues earned in our Consumer Services segment.
Continued growth of certain BaaS partner programs generated an increase of 18% in our total gross dollar volume for the year ended December 31, 2025 over the prior year comparable period, which increased our total operating revenues year-over-year. However, as discussed below, our total operating revenues for the year ended December 31, 2025 were negatively impacted by unfavorable trends and factors in certain deposit account programs, driving, among other things, a small reduction in the average number of consolidated active accounts, and a decrease in purchase volume and number of cash transfers of 4%, and 8%, respectively, from the prior year comparable period.
In our B2B Services segment, revenues increased during the year ended December 31, 2025 by 33% over the prior year comparable period. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the year ended December 31, 2025 by 22%, and to a lesser extent, growth in purchase volume, which increased year-over-year by 1%. The average number of active accounts for the year ended December 31, 2025 increased by 11% over the prior year comparable period. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
In our Consumer Services segment, revenues decreased during the year ended December 31, 2025 by 9% from the prior year comparable period. Gross dollar volume and purchase volume each declined for the year ended

December 31, 2025 by 7%, and the average number of active accounts and direct deposit accounts for the fiscal year declined by 10%. We believe these decreases in our Consumer Services segment remain attributable to several persistent factors, including macro-economic factors affecting consumer behavior and other competitive trends that have impacted acquisition at retail locations. These factors had a corresponding impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, ATM fees and interchange fees. Revenues within this segment were also adversely impacted by a decrease in breakage revenue on our gift card portfolio for the comparable period, as the program has been discontinued.
In our Money Movement Services segment, revenues increased for the year ended December 31, 2025 by 3% from the prior year comparable period. The increase in revenues was driven primarily by an increase in our tax processing revenues, partially offset by a decrease in cash transfer revenues. Although the number of tax refunds processed decreased by 13% during the year ended December 31, 2025, our tax processing revenues increased due to the expansion of our taxpayer advance programs and a favorable mix-shift in the distribution channel in which the tax refund was generated. The decrease in the number of tax refunds processed was principally attributable to the performance of our online tax preparation partners. These increases in tax processing revenues was partially offset by an 8% decline in the number of cash transfers processed during the year ended December 31, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment as discussed above and to a lesser extent, a lower number of cash transfers processed for third-party programs. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs. Although the number of cash transfers from third-party programs decreased slightly year over year, we continue to experience a strong concentration from our third-party programs, as the majority of our total cash transfers were attributable to these programs as of December 31, 2025.
Revenues within our Corporate and Other segment were driven primarily by net interest income earned by Green Dot Bank, which increased by 44% for the year ended December 31, 2025 from the prior year comparable period. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners, higher yielding investments from our bond repositioning strategy, and a decrease in interest shared with certain BaaS partners (a reduction of revenue).
Total operating expenses
Our total operating expenses for the year ended December 31, 2025 increased $341.3 million, or 20%, over the prior year comparable period. The increase in our total operating expenses was driven primarily by an increase in processing expenses from the growth in gross dollar volume associated with certain BaaS account programs within our B2B Services segment, which is discussed above. To a lesser extent, our total operating expenses increased due to a net increase in our compensation and benefits expenses, driven primarily by higher accrued bonus compensation expense due to our current financial performance relative to annual performance targets, as well as an increase in third-party call center support costs associated with the growth of our BaaS account programs discussed above, partially offset by a decrease in employee stock-based compensation expense due to forfeitures of awards and a decrease in salary and wage expenses due to the closure of our China operations announced in September 2025. As discussed further below, we also recorded restructuring and other charges associated with our decision to exit our operations in China.
The increases in total operating expenses were partially offset by lower other general and administrative expenses, which decreased due to several factors, including the timing of accruals in the prior year related to the civil money penalty under our Consent Order from the Federal Reserve Board that did not recur in the current period, the settlement payment and impairment charges related to the termination of our partnership agreement to develop a new core banking system in the prior year comparable period that also did not recur, and a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates. These decreases in other general and administrative expenses were partially offset by higher professional services fees associated with our strategic review process, the proposed transactions with CommerceOne and Smith Ventures, and our anti-money laundering ("AML") regulatory compliance initiatives, an increase in software licenses and hosting costs due to investments in our platform and operations, and an increase in federal deposit insurance due to higher deposit balances and the rates we pay thereon. Additionally, sales and marketing expenses decreased, principally due to a decrease in supply chain materials expenses, which are comprised of debit card plastics and related materials costs, from fewer active accounts, and a decrease in revenue-sharing arrangements in our Money Movement business primarily due to a decrease in cash transfer revenues.
During the third quarter of 2025, we announced a plan to exit our operational activities in China by the end of 2025 as a means of reducing complexity and promoting long-term structural improvements for our business. As a result of this transition, we recorded restructuring and other charges of approximately $22.1 million during the year ended December 31, 2025. These charges were primarily related to severance and employee benefits and other direct costs associated with the restructuring, including lease termination costs. Substantially all of our restructuring activities were completed during the fourth quarter of 2025, and all significant expenses we expected to incur from this plan were paid prior to December 31, 2025.
Other expense, net
Other expense, net for the year ended December 31, 2025 increased $89.4 million from the prior year comparable period. The increase in other expense, net was driven primarily by an increase in equity method losses associated with TailFin Labs, LLC ("TailFin") due to a $70 million incentive payment made by TailFin in connection with our extension of the Walmart MoneyCard program and related agreements in the second quarter of 2025. In addition, we sold certain available-for-sales securities during the first half of the year in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the year ended December 31, 2025. These increases were partially offset by higher income earned from bank-owned life insurance policies.
Income taxes
Our income tax expense for the year ended December 31, 2025 decreased $2.6 million, or 62%, from the prior year comparable period. The decrease in our income tax expense was primarily due to an increase in our pre-tax loss for the year ended December 31, 2025. Our effective tax rate for the years ended December 31, 2025 and 2024 was (1.6)% and (18.5)%, respectively. The increase in our effective tax rate was primarily attributable to an increase in the amount of compensation expense subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease in research and development tax credits, an increase in the valuation allowance on the deferred tax assets of our China subsidiary, an increase in nondeductible transaction related costs, an increase in tax expense from our examination settlement with the Internal Revenue Service ("IRS"), and an increase in state income tax expense, net of federal benefits, primarily resulting from an increase in the valuation allowance on state deferred tax assets related to state business credits and certain state net operating loss carryforwards. These increases were partially offset by a decrease in the expense related to tax shortfalls from stock-based compensation, a decrease in tax expense from nondeductible penalties associated with the civil money penalty incurred in 2024 for our Consent Order from the Federal Reserve Board, an increase in the cash surrender value of our banked owned life insurances policies, a decrease in the reserve on our unrecognized tax benefits, and a decrease in our bank owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies completed in 2024.
On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act" (“OBBBA”) was signed into law, enacting significant changes to the U.S. federal tax code with various effective dates from 2025 to 2027. The OBBBA introduced several significant provisions impacting us, including an elective deduction for domestic research expenditures and reinstatement of elective 100% first year bonus depreciation. These provisions of the OBBBA primarily affected the timing and the mix of current versus deferred income tax expense, and were not material to total income tax expense for the year ended December 31, 2025.
In December 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules introducing a 15% global minimum tax rate for large multinational corporations ("Pillar Two"). Our foreign subsidiary operated in China, which enacted legislation consistent with the OECD model rules effective beginning in 2024. The results of this legislation did not have a material impact on the Consolidated Financial Statements included herein. We are monitoring further legislative developments and continuing to evaluate the potential future impact of Pillar Two on our consolidated financial statements, but do not expect it will have any material impact on our results of operations in future periods.
Outlook and Other Trends Affecting Our Business
While we are still experiencing a difficult macro-economic environment, competitive headwinds and other factors that have contributed to declining trends in our consolidated operating results in recent periods, excluding impacts from the proposed transactions with CommerceOne and Smith Ventures and other non-operating items, such as our equity method losses in TailFin, we continue to expect our core results of operations will stabilize on a full year basis year-over-year in 2026 based on our anticipated initiatives and cost-reduction measures we have implemented.
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on, among other things, accelerating our ability to onboard new partners in our B2B Services and Money Movement segments, adding new features and functionality to our Arc platform, cost-effectively implementing strategic marketing initiatives in support of our GO2bank product, and other initiatives across our account programs with the objective of returning to active account growth.
We are benefiting from synergies achieved through our processor conversion in 2024 and expect the implementation of our card management platform will allow us to continue to realize reductions in our processing expenses as we seek to expand account programs. In 2025, we also initiated a re-alignment of teams and resources across the enterprise in a continual effort to better support our strategic priorities and growth channels, and improve our operating efficiency. We expect these re-alignments, including the exit from our operational activities in China, to further improve our cost structure year-over-year.
Despite the meaningful reductions in our cost structure that we have achieved across our organization through our various completed and ongoing initiatives, we are incurring increased expenses in other areas as we endeavor to complete the proposed transactions with CommerceOne and Smith Ventures, incur or accrue for additional retention and officer compensation expenses and incur expenses in connection with our ongoing investments in our AML program, including improvements to our compliance controls, policies and procedures. We believe investments in our AML program will ultimately help us continue to remediate matters identified, reduce our fraud losses over the long term and cost-efficiently scale our compliance and regulatory programs as we look to grow our business.
In December 2025, the Federal Reserve decreased interest rates by an additional 25 basis points to a current range of 3.50% to 3.75%. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while higher short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. In an effort to reduce these impacts, we have begun to reposition a portion of our investment securities portfolio and our cash into variable rate debt securities to improve net yields and balance the effect of our interest sharing arrangements with BaaS partners.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our revenues:

	Year Ended December 31,				Year Ended December 31,
	2025	2024	Change	%	2024	2023	Change	%
	(In millions, except percentages)
Gross dollar volume	$155,828	$131,640	$24,188	18.4%	$131,640	$99,204	$32,436	32.7%
Number of active accounts*	3.42	3.67	(0.25)	(6.8)%	3.67	3.57	0.1	2.8%
Purchase volume	$19,545	$20,325	$(780)	(3.8)%	$20,325	$22,514	$(2,189)	(9.7)%
Number of cash transfers	29.85	32.28	(2.43)	(7.5)%	32.28	33.86	(1.58)	(4.7)%
Number of tax refunds processed	12.02	13.82	(1.80)	(13.0)%	13.82	14.14	(0.32)	(2.3)%
* Represents the number of active accounts as of December 31, 2025, 2024, and 2023, respectively.
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
Operating Expenses
We classify our operating expenses into the following categories:
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
Other General and Administrative Expenses — Other general and administrative expenses consist primarily of professional services fees, telephone and communication costs, depreciation and amortization of our property and equipment, amortization of our intangible assets, impairment charges of long-lived assets, transaction losses (losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud), rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers. These costs vary with the total number of active accounts in our portfolio, as do losses from customer disputed transactions, unrecovered customer purchase transaction overdrafts and fraud. Costs associated with professional services, depreciation and amortization of our property and equipment, amortization of our acquired intangible assets, impairment charges of long-lived assets, rent and utilities that vary based upon our investment in infrastructure, business development, risk management, internal controls and activities relating to acquisitions, divestitures and other strategic transactions, such as our strategic review process and the proposed transactions with CommerceOne and Smith Ventures, are generally not correlated with our operating revenues or other transaction metrics.
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
Income Tax Expense and Benefit
Our income tax expense and benefit consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Our effective income tax rate may differ from the 21% U.S. federal statutory rate due to a number of factors, including state income taxes, research and development tax credits, non-deductible expenses and penalties, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, audit developments, and legislative changes. See Note 14—Income Taxes to the Consolidated Financial Statements included herein for a discussion of the significant tax differences that impacted our effective tax rate.
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
Goodwill and Intangible Assets
We review the recoverability of goodwill at least annually or whenever significant events or changes occur, which might impair the recovery of recorded costs. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in our stock price and market capitalization, declines in the market conditions of our products, reductions in our future cash flow estimates, and significant adverse industry or economic market trends. We test for impairment of goodwill by first assessing various qualitative factors with respect to developments in our business and the overall economy to determine if it is more likely than not our goodwill is impaired. In the event it is more likely than not the carrying value of our reporting units is greater than its fair value, we calculate the estimated fair value of the reporting unit and record an impairment charge for the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. When applying the quantitative assessment, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit requires management judgment and the use of significant estimates and assumptions, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes, risk-adjusted discount rates and future economic and market conditions. We completed our annual goodwill impairment test as of November 30, 2025 and concluded there was no impairment in any of our reporting units.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors which may occur and indicate that an impairment exists include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of assets is determined to be unrecoverable, we would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value. The estimate of fair value requires management to make a number of assumptions and projections, which could include, but would not be limited to, future revenues, earnings and the probability of certain outcomes. No impairment charges were recognized related to our intangible assets for the years ended December 31, 2025 and 2024. See Note 9—Goodwill and Intangible Assets to the Consolidated Financial Statements included herein for more information.
Deferred Tax Asset Valuation Allowance
Under ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to net operating loss carryforwards, tax credit carryforwards, and capital losses, as well as temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, which will result in taxable or deductible amounts in the future.
Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the net amount that is more likely than not to be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including our historical operating results, the existence of cumulative losses in recent years, projections of future taxable income, and the feasibility of tax planning strategies. Estimating future taxable income is inherently uncertain and our actual operating results in future years could differ from our current assumptions, judgments and estimates. In the event that we change our determination of the amount of deferred tax assets that can be realized, we adjust our valuation allowance with a corresponding impact to the provision for (or benefit from) income taxes in the period in which such determination is made.
See Note 14—Income Taxes to the Consolidated Financial Statements included herein for more information.

Results of Operations
Pursuant to instruction 1 of the instructions to paragraph 303(b) of Regulation S-K, discussion of the results of operations for the fiscal year ended December 31, 2024 to fiscal year ended December 31, 2023 has been omitted. Such omitted discussion can be found under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2025.
Comparison of Consolidated Results for the Years Ended December 31, 2025 and 2024
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Year Ended December 31,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$1,565,932	75.3%	$1,231,458	71.4%
Cash processing revenues	240,186	11.5	231,753	13.4
Interchange revenues	184,595	8.9	198,300	11.6
Interest income, net	89,778	4.3	62,365	3.6
Total operating revenues	$2,080,491	100.0%	$1,723,876	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $1.6 billion for the year ended December 31, 2025, an increase of $334.4 million, or 27%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in accountholder fees, such as monthly maintenance fees and ATM fees, as a result of a decline in the number of active accounts in our Consumer Services segment during the current year and lower breakage revenue on our gift card portfolio, as the program has been discontinued.
Cash Processing Revenues — Cash processing revenues totaled $240.2 million for the year ended December 31, 2025, an increase of $8.4 million, or 4%, from the comparable prior year period. In our Money Movement Services segment, our tax processing revenues increased from the expansion of our taxpayer advance program and a favorable mix-shift in the distribution channel in which tax refunds were generated, despite a 13% decline in the number of tax refunds processed. The decrease in the number of tax refunds processed is principally attributable to the performance of our online tax preparation partners. The increase in tax processing revenues was partially offset by an 8% decline in the number of cash transfers processed during the year ended December 31, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment and to a lesser extent, a lower number of cash transfers processed for third-party programs.
Interchange Revenues — Interchange revenues totaled $184.6 million for the year ended December 31, 2025, a decrease of $13.7 million, or 7%, from the comparable prior year period. The decrease was primarily due to a 4% decrease in purchase volume during the year ended December 31, 2025, as well as a lower effective interchange rate which declined due to a mix-shift toward categories of consumer purchases with lower effective rates. In addition, our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $89.8 million for the year ended December 31, 2025, an increase of $27.4 million, or 43%, from the comparable prior year period. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners and higher yielding investments from our bond repositioning strategy, and a decrease in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, other general and administrative expenses and restructuring and other charges:

	Year Ended December 31,
	2025		2024
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$207,893	10.0%	$217,210	12.6%
Compensation and benefits expenses	254,376	12.2	251,044	14.6
Processing expenses	1,230,445	59.1	887,249	51.5
Other general and administrative expenses	351,993	16.9	370,041	21.5
Restructuring and other charges	22,125	1.1%	—	—
Total operating expenses	$2,066,832	99.3%	$1,725,544	100.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $207.9 million for the year ended December 31, 2025, a decrease of $9.3 million, or 4%, compared to the year ended December 31, 2024. This decrease was driven primarily by a decrease in supply chain materials expenses, which are comprised of card packages and personalized debit cards, from fewer active accounts, and a decrease in revenue-sharing arrangements in our Money Movement Services segment primarily due to a decrease in cash transfer revenues.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $254.4 million for the year ended December 31, 2025, an increase of $3.4 million, or 1%, compared to the year ended December 31, 2024. The increase was driven primarily by an increase in accrued bonus compensation expense due to our current financial performance relative to annual performance targets and an increase in third-party call center support costs associated with the growth of the BaaS account programs within our B2B Services segment, partially offset by a decrease in employee stock-based compensation expense due to forfeitures of awards and a decrease in salary and wage expenses due to the closure of our China operations announced in September 2025.
Processing Expenses — Processing expenses totaled $1,230.4 million for the year ended December 31, 2025, an increase of $343.2 million, or 39%, compared to the year ended December 31, 2024. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $352.0 million for the year ended December 31, 2025, a decrease of $18.0 million, or 5%, from the comparable prior year period. The decrease in other general and administrative expenses was due to several factors, including the timing of accruals in 2024 related to the civil money penalty under our Consent Order from the Federal Reserve Board that did not recur in 2025, the settlement payment and impairment charges related to the termination of our partnership agreement to develop a new core banking system in 2024 that also did not recur in 2025, and a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates. These decreases were partially offset by higher professional services fees associated with our strategic review process, the proposed transactions with CommerceOne and Smith Ventures, and AML regulatory compliance initiatives, an increase in software licenses and hosting costs due to investments in our platform and operations, and an increase in federal deposit insurance due to higher deposit balances and the rates we pay thereon.
Restructuring and Other Charges — Restructuring and other charges totaled $22.1 million for the year ended December 31, 2025, and were due to our previously announced restructuring plan relating to our China operations, which is discussed further above under "Overview." Additionally, refer to Note 23 — Restructuring and Other Charges in the Consolidated Financial Statements included herein for a more detailed discussion of our restructuring and other charges.
Other Expense, net
Other expense, net totaled $104.8 million for the year ended December 31, 2025, an increase of $89.4 million, or 582%, from the prior year comparable period. This increase was driven by our equity method losses associated with TailFin and resulted principally from a $70 million incentive payment that TailFin made in connection with our extension of the Walmart MoneyCard program and related agreements in the second quarter of 2025. We recorded the incentive payment as a component of equity in losses attributable to TailFin during the second quarter of 2025 under our HLBV method of accounting. In addition, during the first half of 2025, we sold certain available-for-sale securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the year ended December 31, 2025. These increases were partially offset by higher income earned from bank-owned life insurance policies.
Income Tax Expense
The following table presents a breakdown of our effective tax rate among federal, state and other after the adoption of Accounting Standards Update 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures."

	Year Ended December 31,
	2025		2024
(In thousands except % data)	Amount ($)	Percent (%)	Amount ($)	Percent (%)
U.S. federal statutory tax rate	$(20,427)	21.0%	$(4,733)	21.0%
State income taxes, net of federal tax benefit*	14,966	(15.4)	(543)	2.4
Foreign tax effects
China
Statutory tax rate difference between China and U.S.	1,295	(1.3)	(244)	1.1
Changes in valuation allowance	3,393	(3.5)	—	—
Other	(68)	0.1	117	(0.6)
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—
Effect of cross-border tax laws
Global intangible low-taxed income tax	—	—	309	(1.4)
Tax credits
Research and development tax credits	(1,010)	1.0	(2,489)	11.0
Changes in valuation allowance	—	—	434	(1.9)
Nontaxable or nondeductible items
Stock-based compensation	1,629	(1.7)	7,086	(31.4)
Bank owned life insurance income	(1,314)	1.4	(579)	2.6
Bank owned life insurance surrender	—	—	2,253	(10.0)
Nondeductible transaction related costs	875	(0.9)	—	—
Nondeductible penalties	—	—	5,056	(22.4)
IRC 162(m) limitation	413	(0.4)	(2,856)	12.7
Other	72	(0.1)	97	(0.5)
Changes in unrecognized tax benefits	(1,928)	2.0	255	(1.1)
Other adjustments
IRS examination settlement	3,016	(3.1)	—	—
Expiration of tax attributes	430	(0.4)	—	—
Other	252	(0.3)	—	—
Effective tax rate	$1,594	(1.6)%	$4,163	(18.5)%

*	State taxes in California, Florida, Pennsylvania, Georgia, Alabama, and Louisiana made up the majority (greater than 50 percent) of the tax effect in this category.
Our income tax expense totaled $1.6 million for the year ended December 31, 2025, representing a decrease of $2.6 million from the comparable prior year period. The decrease in our income tax expense was primarily driven by the increase in our pre-tax loss.
The net increase in the effective tax rate for the year ended December 31, 2025 from the prior year comparable period was primarily due to an increase of $3.3 million in the amount of compensation expense subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease of $1.5 million in research and development tax credits, an increase of $3.4 million in the valuation allowance on the deferred tax assets of our China subsidiary, an increase of $0.9 million in nondeductible transaction related costs, an increase of $3.0 million from our examination settlement with the IRS, and an increase of $15.5 million in state income tax expense, net of federal benefits, primarily resulting from an increase of $17.7 million in the valuation allowance on state deferred tax assets related to state business credits and certain state net operating loss carryforwards. These increases were partially offset by a decrease of $5.5 million in the expense related to tax shortfalls from stock-based compensation, a decrease of $5.1 million in tax expense from nondeductible penalties primarily associated with the civil money penalty incurred in 2024 for our Consent Order from the Federal Reserve Board, an increase of $0.7 million in the cash surrender value of our banked owned life insurances policies, a decrease of $2.2 million in the reserve on our unrecognized tax benefits, and a decrease of $2.3 million related to our bank owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies completed in 2024.
Our effective tax rate for the year ended December 31, 2025 is lower than our statutory federal income tax rate primarily due to a reduction in the expense related to tax shortfalls from stock-based compensation, cash value growth in our banked owned life insurances policies, and a decrease in the reserve on our unrecognized tax benefits, partially offset by an increase in the amount of compensation expense subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease in research and development tax credits, an increase in the valuation allowance on the deferred tax assets of our China subsidiary, an increase in nondeductible transaction related costs, an increase from our examination settlement with the IRS, and an increase in state income tax expense, net of federal benefits, primarily resulting from an increase in the valuation allowance on state deferred tax assets related to certain state tax attributes. Our negative effective tax rate for the year ended December 31, 2025 was the result of our loss before income taxes of $97.3 million and the tax effect of our examination settlement with IRS, the increase in the valuation allowance on the deferred tax assets of our China subsidiary, and the increase in the valuation allowance on state deferred tax assets related to state business credits and certain state net operating loss carryforwards.
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

Segment Results
B2B Services
The results of operations and key metrics of our B2B Services segment for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$1,440,443	$1,081,804	$358,639	33.2%
Segment expenses	1,327,919	989,430	338,489	34.2%
Segment profit	$112,524	$92,374	$20,150	21.8%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$140,425	$115,083	$25,342	22.0%
Number of active accounts*	1.93	1.79	0.14	7.8%
Purchase volume	$8,027	$7,964	$63	0.8%
* Represents number of active accounts as of December 31, 2025 and 2024, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2025				2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	36,923	35,868	34,620	33,014	31,222	29,490	28,116	26,255
Number of active accounts*	1.93	1.89	1.81	1.78	1.79	1.68	1.65	1.58
Purchase volume	2,035	2,006	2,000	1,986	2,070	1,983	1,976	1,935
* Represents number of active accounts as of each period end.
Segment revenues within our B2B Services for the year ended December 31, 2025 increased $358.6 million, or 33%, over the prior year comparable period, while our segment expenses for the year ended December 31, 2025 increased $338.5 million, or 34%.
Our gross dollar volume, purchase volume, and the average number of active accounts during the year ended December 31, 2025 increased by 22%, 1%, and 11%, respectively, over the prior year comparable period. We have continued to experience organic growth from both new and existing users in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume from these BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
Segment expenses increased for the year ended December 31, 2025 over the comparable prior year period, principally due to higher processing expenses associated with the growth of certain BaaS account programs and higher third-party call center support costs as a result of an increase in gross dollar volume and the number of active accounts, partially offset by a decrease in transaction losses due to favorable reductions in our dispute loss rates on a full year basis. As a result of these factors, our segment profit for the year ended December 31, 2025 increased by approximately 22% from the prior year comparable period. This segment also experienced margin compression because certain BaaS partnerships are largely structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.

Consumer Services
The results of operations and key metrics of our Consumer Services segment for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$364,314	$402,462	$(38,148)	(9.5)%
Segment expenses	233,643	240,562	(6,919)	(2.9)%
Segment profit	$130,671	$161,900	$(31,229)	(19.3)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$15,403	$16,557	$(1,154)	(7.0)%
Number of active accounts*	1.49	1.88	(0.39)	(20.7)%
Direct deposit active accounts*	0.39	0.43	(0.04)	(9.3)%
Purchase volume	$11,518	$12,361	$(843)	(6.8)%
* Represents number of active and direct deposit active accounts as of December 31, 2025 and 2024, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2025				2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	3,603	3,637	3,925	4,238	4,060	3,983	4,014	4,500
Number of active accounts*	1.49	1.62	1.67	1.80	1.88	1.78	1.76	1.93
Direct deposit active accounts*	0.39	0.40	0.41	0.41	0.43	0.44	0.45	0.46
Purchase volume	2,670	2,730	2,991	3,127	3,082	2,904	3,036	3,339
* Represents number of active and direct deposit active accounts as of each period end.
Segment revenues within Consumer Services for the year ended December 31, 2025 decreased $38.1 million, or 9%, from the prior year comparable period, while our segment expenses for the year ended December 31, 2025 decreased $6.9 million, or 3%.
Our gross dollar volume and purchase volume each decreased during the year ended December 31, 2025 by 7% from the comparable prior year period, and the average number of active accounts and average number of direct deposit active accounts across the year each decreased by 10%, primarily due to each of the factors discussed above in "Overview." These factors include macro-economic factors affecting consumer behavior and other competitive trends that have impacted acquisition at retail locations. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, ATM fee revenues and interchange revenues decreased year-over-year. In addition, our interchange rate declined due to a mix-shift toward categories of consumer purchases with lower effective rates, as well as a decrease in breakage revenue on our gift card portfolio for the comparable periods, as the program has been discontinued.
Segment expenses for the year ended December 31, 2025 decreased from the comparable prior year period primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, and lower supply chain material expenses, which are comprised of card packages and personalized debit cards, due to fewer active accounts, partially offset by an increase in sales commissions from higher revenues on products subject to tiered revenue-sharing agreements.
Overall, segment profit for the year ended December 31, 2025 decreased by approximately 19% from the prior year comparable period.

Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$225,268	$217,657	$7,611	3.5%
Segment expenses	96,736	95,075	1,661	1.7%
Segment profit	$128,532	$122,582	$5,950	4.9%

Key Metrics	(In millions, except percentages)
Number of cash transfers	29.85	32.28	(2.43)	(7.5)%
Number of tax refunds processed	12.02	13.82	(1.8)	(13.0)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2025				2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	7.39	7.43	7.52	7.51	8.14	8.22	8.15	7.77
Number of tax refunds processed	0.11	0.20	3.73	7.98	0.15	0.19	4.20	9.28
Segment revenues within our Money Movement services for the year ended December 31, 2025 increased $7.6 million, or 3%, from the comparable prior year period, and segment expenses for the year ended December 31, 2025 increased $1.7 million, or 2%.
The increase in segment revenues for the year ended December 31, 2025 was driven by higher tax processing revenues, which increased due to the expansion of our taxpayer advance program and a favorable mix-shift in the distribution channel in which tax refunds were generated, despite a 13% decline in the number of tax refunds processed. The decrease in the number of tax refunds processed during the year ended December 31, 2025 tax was principally attributable to the performance of our online tax preparation partners. These increases were partially offset by an 8% decline in the number of cash transfers processed during the year ended December 31, 2025 from the prior year comparable period. The decline in the number of cash transfers processed was due to a lower number of active accounts within our Consumer Services segment and to a lesser extent, a lower number of cash transfers processed for third-party programs.
Segment expenses increased for the year ended December 31, 2025 by 2% from the comparable prior year period primarily from an increase in third-party costs and related expenses due to growth across our tax processing services, partially offset by lower sales commissions from lower cash transfer revenues.
Overall, segment profit increased by approximately 5% from the prior year comparable period.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$38,679	$5,792	$32,887	567.8%
Unallocated corporate expenses and inter-segment eliminations	236,841	217,262	19,579	9.0%
	$(198,162)	$(211,470)	$13,308	(6.3)%

Revenues within Corporate and Other are comprised of net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue) and eliminations of inter-segment revenues. Unallocated corporate expenses include eliminations of inter-segment expenses and our fixed expenses such as salaries, wages and related benefits for our employees and certain third-party contractors, professional services fees, software licenses, telephone and communication costs, rent, utilities and insurance. These costs are not considered when our CODM evaluates the performance of our three reportable segments since they are not directly attributable to any reporting segment. Non-cash expenses such as stock-based compensation, depreciation and amortization of long-lived assets, impairment charges and other non-recurring expenses that are not considered by our CODM when evaluating our overall consolidated financial results are excluded from our unallocated corporate expenses above. Refer to Note 25—Segment Information to the Consolidated Financial Statements included herein for a summary reconciliation.
Revenues within our Corporate and Other segment were driven primarily by an increase in net interest income, which increased by 43% for the year ended December 31, 2025 from the prior year comparable period. The increase in net interest income was primarily the result of yields earned from an increase in cash from deposit programs with our partners, higher yielding investments from our bond repositioning strategy, and a decrease in interest shared with certain BaaS partners (a reduction of revenue).
Unallocated corporate expenses for the year ended December 31, 2025 increased by approximately 9% over the prior year comparable period. The increase was driven primarily by an increase in accrued bonus compensation expense due to our current financial performance relative to annual performance targets, higher professional services fees associated with our strategic review process, the proposed transactions with CommerceOne and Smith Ventures, and our AML regulatory compliance initiatives, an increase in software licenses and hosting costs due to investments in our platform and operations, and an increase in federal deposit insurance due to higher deposit balances and the rates we pay thereon.

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
As of December 31, 2025 and 2024, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. To be categorized as "well-capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since December 31, 2025 which management believes would have changed our category as "well-capitalized."
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

The actual amounts and ratios, and required "well-capitalized" minimum capital amounts and ratios at December 31, 2025 and 2024, were as follows:

	December 31, 2025
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$653,063	11.9%	4.0%	n/a
Common equity Tier 1 capital	$653,063	32.9%	4.5%	n/a
Tier 1 capital	$653,063	32.9%	6.0%	6.0%
Total risk-based capital	$677,794	34.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$449,328	8.4%	4.0%	5.0%
Common equity Tier 1 capital	$449,328	29.7%	4.5%	6.5%
Tier 1 capital	$449,328	29.7%	6.0%	8.0%
Total risk-based capital	$456,957	30.3%	8.0%	10.0%

	December 31, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$760,571	15.0%	4.0%	n/a
Common equity Tier 1 capital	$760,571	42.6%	4.5%	n/a
Tier 1 capital	$760,571	42.6%	6.0%	6.0%
Total risk-based capital	$782,207	43.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$362,697	7.3%	4.0%	5.0%
Common equity Tier 1 capital	$362,697	28.2%	4.5%	6.5%
Tier 1 capital	$362,697	28.2%	6.0%	8.0%
Total risk-based capital	$370,207	28.8%	8.0%	10.0%
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Year Ended December 31,
	2025	2024
	(In thousands)
Total cash provided by (used in)
Operating activities	$138,557	$81,383
Investing activities	(450,533)	81,402
Financing activities	141,275	743,148
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(170,701)	$905,933
During the years ended December 31, 2025 and 2024, we financed our operations primarily through our cash flows provided by operating activities and customer funds held on deposit, borrowings from our senior unsecured notes and, from time to time, our short-term working capital activities through our borrowings under our credit facility. As of December 31, 2025, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.4 billion. We also consider our $2.5 billion of investment securities available-for-sale to be highly-liquid instruments.
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
Cash Flows from Operating Activities
Our $138.6 million of net cash provided by operating activities during the year ended December 31, 2025 principally resulted from $98.9 million of net losses, adjusted for certain non-cash operating expenses of $258.5 million, and a decrease in net working capital assets and liabilities of $21.1 million.
Our $81.4 million of net cash provided by operating activities during the year ended December 31, 2024 principally resulted from $26.7 million of net loss, adjusted for certain non-cash operating expenses of $170.3 million, and a decrease in net working capital assets and liabilities of $62.2 million, which includes the payment of $44 million for the civil money penalty included in the Consent Order.
Cash Flows from Investing Activities
Our $450.5 million of net cash used in investing activities during the year ended December 31, 2025 primarily reflects purchases of our available-for-sale investment securities, net of proceeds from sales and maturities of $332.5 million, payments for property, equipment and internal-use software of $72.5 million, and net changes in loans of $43.2 million.
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
Cash Flows from Financing Activities
Our $141.3 million of net cash provided by financing activities for the year ended December 31, 2025 was principally the result of a net increase in customer deposits of $404.8 million and the issuance and sale of our notes payable of $14.9 million, partially offset by a net decrease in settlement assets and obligations to customers of $278.5 million.
Our $743.1 million of net cash provided by financing activities for the year ended December 31, 2024 was principally the result of a net increase in customer deposits of $718.0 million, and a net increase in settlement assets and obligations to customers of $35.6 million. Refer to additional discussion below for our borrowings and repayments of debt.
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
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement (the "2025 Revolving Facility") with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The 2025 Revolving Facility matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of December 31, 2025.
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
Material Cash Requirements
While the overall macro-economic environment, the effect of high inflation and interest rates, and other factors described in "Outlook and Other Trends Affecting Our Business" above have created economic uncertainty and impacted how we manage our liquidity and capital resources, we intend to continue to invest in growth and cost efficiency initiatives in the normal course of business, subject to the consummation of the proposed transactions with CommerceOne and Smith Ventures. The amount and timing of these investments and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure in order to scale and operate effectively to meet our strategic objectives. However, we expect our capital expenditures in 2026 to be lower compared to our annual investments in 2025. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
Our remaining leases have terms between approximately 1 and 7 years, subject to renewal options of varying terms, and as of December 31, 2025, we had a total lease liability of $1.9 million. See Note 20—Leases to the Consolidated Financial Statements included herein for additional information regarding our lease liabilities as of December 31, 2025.
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
Distribution of Assets, Liabilities and Stockholders' Equity
The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025			2024			2023
	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate	Average balance	Interest income/ interest expense	Yield/ rate
	(In thousands, except percentages)
Assets
Interest-bearing assets
Loans (1)	$30,464	$5,564	18.3%	$37,193	$3,637	9.8%	$23,801	$2,315	9.7%
Taxable investment securities	2,237,366	49,725	2.2	2,483,386	46,593	1.9	2,671,049	49,920	1.9
Non-taxable investment securities	28,638	782	2.7	29,229	806	2.8	29,491	814	2.8
Federal reserve stock	6,660	489	7.3	5,337	353	6.6	7,794	345	4.4
Fee advances	22,554	4,116	18.2	15,954	2,991	18.7	13,068	3,276	25.1
Cash	1,798,936	84,667	4.7	1,243,275	69,283	5.6	548,044	29,981	5.5
Total interest-bearing assets	4,124,618	145,343	3.5%	3,814,374	123,663	3.2%	3,293,247	86,651	2.6%
Non-interest bearing assets	856,150			459,564			311,643
Total assets	$4,980,768			$4,273,938			$3,604,890

Liabilities
Interest-bearing liabilities
Checking accounts	$119,516	$5,196	4.3%	$66,106	$4,387	6.6%	$1,461	$7	0.5%
Savings deposits	19,328	11	0.1	21,726	12	0.1	23,945	15	0.1
Time deposits, denominations greater than or equal to $250	2,934	102	3.5	1,640	54	3.3	1,320	26	2.0
Time deposits, denominations less than $250	2,818	71	2.5	4,258	110	2.6	3,599	56	1.6
Total interest-bearing liabilities	144,596	5,380	3.7%	93,730	4,563	4.9%	30,325	104	0.3%
Non-interest bearing liabilities	4,631,025			4,062,691			3,495,342
Total liabilities	4,775,621			4,156,421			3,525,667
Total stockholders' equity	205,147			117,517			79,223
Total liabilities and stockholders' equity	$4,980,768			$4,273,938			$3,604,890

Net interest income/yield on earning assets		$139,963	(0.2)%		$119,100	(1.7)%		$86,547	2.3%
___________
(1)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
The following table presents the amount of changes in interest income and interest expense due to changes in both average volume and average rate for the years ended:

	December 31, 2025			December 31, 2024
	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)	Total Change in Interest Income/ Expense	Change Due to Rate (1)	Change Due to Volume (1)
	(In thousands)
Interest-earning assets
Loans	$1,927	$2,435	$(508)	$1,322	$12	$1,310
Taxable investment securities	3,132	6,761	(3,629)	(3,327)	195	(3,522)
Non-taxable investment securities	(24)	(8)	(16)	(8)	(1)	(7)
Federal reserve stock	136	42	94	8	22	(14)
Fee advances	1,125	(77)	1,202	(285)	(2,295)	2,010
Cash	15,384	(8,202)	23,586	39,302	570	38,732
Change in interest income	$21,680	$951	$20,729	$37,012	$(1,497)	$38,509

Interest-bearing liabilities
Checking accounts	$809	$(599)	$1,408	$4,380	$68	$4,312
Savings deposits	(1)	—	(1)	(3)	(2)	(1)
Time deposits, denominations greater than or equal to $250	48	3	45	28	21	7
Time deposits, denominations less than $250	(39)	(3)	(36)	54	42	12
Change in interest expense	817	(599)	1,416	4,459	129	4,330
Change in net interest income and expense	$20,863	$1,550	$19,313	$32,553	$(1,626)	$34,179
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

	Due in one year or less	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
	(In thousands)
Residential	$157	$906	$6,670	$—	$7,733
Commercial	22,497	191	—	—	22,688
Installment	315	1,833	3,668	—	5,816
Consumer	29,901	—	—	—	29,901
Secured credit card	10,615	—	—	—	10,615
Total fixed-income securities	$63,485	$2,930	$10,338	$—	$76,753

Allocation of Reserve of Credit Losses
The following table shows the reserve for credit losses allocated to each loan category:

	December 31, 2025		December 31, 2024
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(In thousands, except percentages)
Residential	$89	0.4%	$83	0.5%
Commercial	29	0.1	38	0.2
Installment	63	0.3	59	0.3
Consumer	19,989	94.9	16,161	92.1
Secured credit card	883	4.3	1,201	6.9
Total	$21,053	100.0%	$17,542	100.0%
Deposits
The following table shows Green Dot Bank’s average deposits and the annualized average rate paid on those deposits for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025		December 31, 2024		December 31, 2023
	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate	Average Balance	Weighted-Average Rate
	(In thousands, except percentages)
Interest-bearing deposit accounts
Checking accounts	$119,516	4.3%	$66,106	6.6%	$1,461	0.5%
Savings deposits	19,328	0.1	21,726	0.1	23,945	0.1
Time deposits, denominations greater than or equal to $250	2,934	3.5	1,640	3.3	1,320	2.0
Time deposits, denominations less than $250	2,818	2.5	4,258	2.6	3,599	1.6
Total interest-bearing deposit accounts	144,596	3.7%	93,730	4.9%	30,325	0.3%
Non-interest bearing deposit accounts	4,218,332		3,746,910		3,220,323
Total deposits	$4,362,928		$3,840,640		$3,250,648
Our aggregate deposits in denominations that met or exceeded FDIC limits were approximately $257 million, $116 million and $228 million as of December 31, 2025, 2024 and 2023, respectively. Our time deposits portfolio in excess of FDIC limits is not material at December 31, 2025.
Key Financial and Credit Ratios
The following tables show certain of Green Dot Bank’s key financial and credit ratios for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Net return on assets	1.2%	1.3%	2.3%
Net return on equity	29.7	48.7	104.2
Equity to assets ratio	4.1	2.7	2.2
Allowance for credit losses to total loans outstanding	27.4	35.4	27.2
Nonaccrual loans to total loans outstanding	2.4	5.1	6.1
Allowance for credit losses to nonaccrual loans	1,147.3	691.7	442.1

	December 31, 2025	December 31, 2024	December 31, 2023
Net charge-offs during the period to average loans outstanding:	(In thousands)
Consumer
Net charge-off during the period	$16,571	$17,222	$20,111
Average amount outstanding	9,585	9,718	10,036
Secured credit card
Net charge-off during the period	3,368	4,181	3,895
Average amount outstanding	11,174	13,302	12,398

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for economic losses from changes in market factors such as foreign currency exchange rates, credit, interest rates and equity prices. We believe that we have limited exposure to risks associated with changes in foreign currency exchange rates, interest rates and equity prices. We have not had any significant foreign operations and have fully exited our operational activities in China as of the end of December 2025. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes.
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") decreased the federal funds target rate in September 2024 to a range of 4.75%-5.0%, the first rate cut in over four years, and has further made a series of interest rate reductions since then to a current range of 3.50% to 3.75%. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements) and yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. In an effort to reduce these impacts, we have begun to reposition a portion of our investment securities portfolio into variable rate debt securities to improve net yields and balance the effect of our interest sharing arrangements with BaaS partners.
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
We have audited Green Dot Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Green Dot Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income and loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
March 16, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Green Dot Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Dot Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income and loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
As shown in the consolidated statement of operations and discussed in Note 2 and Note 3 of the consolidated financial statements, the Company recorded card revenues and other fees of $1.57 billion, interchange revenues of $184.6 million, and cash processing revenues of $240.2 million in operating revenues for the year ended December 31, 2025. Card revenues and other fees consist of monthly maintenance fees, new card fees, ATM fees and other card revenues, which include transaction-based fees, revenue associated with the Company’s overdraft protection fees, gift card program revenues and BaaS partner program management service fees. The Company records estimated cash-back rewards as a reduction to card revenues and other fees. Cash processing revenues include cash transfer revenues, tax refund processing service revenues, disbursement revenues, and other tax processing service revenues. The Company’s revenue recognition differs between each of these discrete revenue streams. The Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

Except for gift card program revenues, auditing card revenues and other fees (monthly maintenance fees, ATM fees, transaction-based fees, overdraft protection, and BaaS partner program management service fees), interchange revenues, and cash transfer revenues was complex due to 1) high aggregate dollar value and large volume of revenue-generating transactions, 2) the number and complexity of contracts, and the number of participating servicer and sub-servicers involved with each revenue stream, and 3) the number of systems and processes involved in the processing of such transactions, including third-party service organizations and the reliance on these systems.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s processes, systems and controls related to the recognition of Revenue, including, among others, controls related to management’s assessment of when control of goods and services is transferred to customers, and the Company’s use of relevant third-party service organizations.
Our audit procedures included, among others, assessing a sample of contracts to determine whether terms that may impact revenue recognition were identified and properly considered in the Company’s evaluation of the accounting for the contracts, calculating revenue per transaction based upon card revenues and other fees (monthly maintenance fees, ATM fees, transaction-based fees, overdraft protection fees, and BaaS partner program management service fees), interchange revenues, and cash transfer revenues recognized and relevant non-financial metrics for each revenue stream (e.g., purchase volumes and number of card activations) and comparing the revenue per transaction for each revenue stream to historical trends and expectations based on contractual rates and historical data. We tested revenue transaction details on a sample basis for certain card revenues and other fees revenue by agreeing such revenues and fees to third party supporting documentation.

Realizability of Deferred Tax Assets
Description of the Matter	At December 31, 2025, the Company had gross deferred tax assets of $146.1 million, partially offset by a valuation allowance of $21.6 million. As discussed in Note 2 and Note 14 to the consolidated financial statements, the Company recognizes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount that management believes is more likely than not to be realized.

Auditing the Company’s assessment of the deferred tax assets was complex with regard to evaluating management’s judgements used in estimating the realizability of the deferred tax assets. Evaluation of the timing of the deferred tax reversals involved a high degree of auditor judgment to assess.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process, systems and controls related to the realizability of deferred tax assets, including controls over management’s projections of the amount and timing of future taxable income.

To test the realizability of deferred tax assets, our audit procedures included among others, evaluating the methodologies used, testing the reasonableness of the key assumptions used by the Company to develop projections of future taxable income and testing the underlying data used by the Company. For example, we compared the projections of future taxable income with historical results, evaluating the likelihood of realization under multiple possible scenarios. In addition, with the assistance of our tax professionals, we tested the Company’s scheduling of the reversal of existing temporary taxable differences.

Goodwill Impairment Assessment
Description of the Matter	At December 31, 2025, the balance of the Company’s goodwill was $301.8 million. As discussed in Note 2 and Note 9 of the consolidated financial statements, goodwill is tested for impairment at least annually on November 30 at the reporting unit level, or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a quantitative analysis for the annual impairment testing of reporting units using both a market approach and a discounted cash flow model to estimate the fair value of the reporting unit. The Company determined the fair value of its reporting units exceeded the carrying value.

Auditing the Company’s reporting units’ goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimate was sensitive to the significant assumptions, including forecasts estimated future cash flows, earnings multiples of similarly situated guideline public companies, and estimated discount rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested operating effectiveness of the Company’s processes, systems and controls over the goodwill impairment, including, among others, controls over management’s review of the valuation methods, models and the significant assumptions.

Our audit procedures included, among others, assessing the suitability and application of the valuation methodology and evaluating the significant assumptions and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, market information, and other relevant factors. We performed sensitivity analyses of significant assumptions to determine what changes in assumptions are particularly sensitive when assessing the likelihood of impairment. We assessed the historical accuracy of management’s estimates. In addition, we involved valuation specialists to assist in the evaluation of the methodology and models used by the Company and certain significant assumptions.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Los Angeles, California
March 16, 2026

GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,421,690	$1,592,391
Restricted cash	44	44
Investment securities available-for-sale, at fair value	—	24,152
Settlement assets	947,497	616,172
Accounts receivable, net	197,248	132,007
Prepaid expenses and other assets	73,275	63,424
Income tax receivable	589	—
Total current assets	2,640,343	2,428,190
Investment securities available-for-sale, at fair value	2,467,843	2,008,650
Loans to bank customers, net of allowance for credit losses of $21,053 and $17,542 as of December 31, 2025 and 2024, respectively	55,700	31,961
Prepaid expenses and other assets	154,567	242,707
Property, equipment, and internal-use software, net	198,352	188,363
Operating lease right-of-use assets	1,053	10,823
Deferred expenses	789	1,242
Net deferred tax assets	92,188	124,405
Goodwill and intangible assets	374,401	397,941
Total assets	$5,985,236	$5,434,282
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,714	$103,765
Deposits	4,416,294	4,010,520
Obligations to customers	284,978	236,616
Settlement obligations	52,916	48,482
Amounts due to card issuing banks for overdrawn accounts	—	84
Other accrued liabilities	153,752	87,675
Operating lease liabilities	325	2,416
Deferred revenue	4,224	6,279
Income tax payable	2,366	6,648
Total current liabilities	5,029,569	4,502,485
Other accrued liabilities	282	1,045
Operating lease liabilities	1,599	8,641
Notes payable	63,541	48,526
Total liabilities	5,094,991	4,560,697
Commitments and contingencies (Note 21)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2025 and 2024; 55,565 and 54,227 shares issued and outstanding as of December 31, 2025 and 2024, respectively	56	55
Additional paid-in capital	427,477	408,010
Retained earnings	644,736	743,602
Accumulated other comprehensive loss	(182,024)	(278,082)
Total stockholders’ equity	890,245	873,585
Total liabilities and stockholders’ equity	$5,985,236	$5,434,282
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$1,565,932	$1,231,458	$1,007,565
Cash processing revenues	240,186	231,753	225,416
Interchange revenues	184,595	198,300	231,003
Interest income, net	89,778	62,365	37,344
Total operating revenues	2,080,491	1,723,876	1,501,328
Operating expenses:
Sales and marketing expenses	207,893	217,210	245,325
Compensation and benefits expenses	254,376	251,044	238,528
Processing expenses	1,230,445	887,249	639,228
Other general and administrative expenses	351,993	370,041	355,577
Restructuring and other charges	22,125	—	—
Total operating expenses	2,066,832	1,725,544	1,478,658
Operating income (loss)	13,659	(1,668)	22,670
Interest expense, net	6,152	5,506	3,027
Other (expense), net	(104,779)	(15,365)	(5,010)
(Loss) income before income taxes	(97,272)	(22,539)	14,633
Income tax expense	1,594	4,163	7,911
Net (loss) income	$(98,866)	$(26,702)	$6,722

Basic (loss) earnings per common share:	$(1.79)	$(0.50)	$0.13
Diluted (loss) earnings per common share:	$(1.79)	$(0.50)	$0.13
Basic weighted-average common shares issued and outstanding:	55,099	53,527	52,251
Diluted weighted-average common shares issued and outstanding:	55,099	53,527	52,510
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net (loss) income	$(98,866)	$(26,702)	$6,722
Other comprehensive income (loss)
Unrealized holding income, net of tax	77,454	8,905	35,741
Reclassification of losses realized in net income, net of tax	$18,604	$—	$—
Comprehensive (loss) income	$(2,808)	$(17,797)	$42,463
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2022	51,674	$52	$340,575	$763,582	$(322,728)	$781,481
Common stock issued under stock plans, net of withholdings and related tax effects	1,142	1	1,661	—	—	1,662
Stock-based compensation	—	—	33,744	—	—	33,744
Net income	—	—	—	6,722	—	6,722
Other comprehensive income	—	—	—	—	35,741	35,741
Balance at December 31, 2023	52,816	$53	$375,980	$770,304	$(286,987)	$859,350
Common stock issued under stock plans, net of withholdings and related tax effects	1,411	2	2,102	—	—	2,104
Stock-based compensation	—	—	29,928	—	—	29,928
Net loss	—	—	—	(26,702)	—	(26,702)
Other comprehensive income	—	—	—	—	8,905	8,905
Balance at December 31, 2024	54,227	$55	$408,010	$743,602	$(278,082)	$873,585
Common stock issued under stock plans, net of withholdings and related tax effects	1,338	1	764	—	—	765
Stock-based compensation	—	—	18,703	—	—	18,703
Net loss	—	—	—	(98,866)	—	(98,866)
Other comprehensive income	—	—	—	—	96,058	96,058
Balance at December 31, 2025	55,565	$56	$427,477	$644,736	$(182,024)	$890,245
See notes to consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating activities
Net (loss) income	$(98,866)	$(26,702)	$6,722
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	64,722	63,422	58,714
Amortization of intangible assets	20,798	21,277	24,257
Provision for uncollectible overdrawn accounts from purchase transactions	12,765	19,762	24,771
Provision for loan losses	23,450	27,562	26,311
Stock-based compensation	18,703	29,928	33,744
Losses in equity method investments	86,870	15,751	9,310
Realized loss on available-for-sale investment securities	24,779	—	—
Amortization of premium and discount on available-for-sale investment securities	377	(1,986)	(2,276)
Impairment of long-lived assets	2,023	4,944	—
Deferred income tax expense (benefit)	368	(10,356)	(11,867)
Other	3,621	(40)	(4,100)
Changes in operating assets and liabilities:
Accounts receivable, net	(78,006)	(41,628)	(60,475)
Prepaid expenses and other assets	(6,042)	182	3,354
Deferred expenses	453	304	13,001
Accounts payable and other accrued liabilities	69,390	(19,469)	690
Deferred revenue	(2,815)	(917)	(19,539)
Income tax receivable/payable	(4,525)	(22)	(5,613)
Other, net	492	(629)	515
Net cash provided by operating activities	138,557	81,383	97,519

Investing activities
Purchases of available-for-sale investment securities	(1,280,914)	(11,845)	—
Proceeds from maturities of available-for-sale securities	217,579	232,689	176,665
Proceeds from sales and calls of available-for-sale securities	730,801	273	186
Payments for property, equipment and internal-use software	(72,540)	(74,287)	(75,942)
Net changes in loans	(43,188)	(27,857)	(28,970)
Investment in TailFin Labs, LLC	—	(35,000)	(35,000)
Other investing activities	(2,271)	(2,571)	(3,782)
Net cash (used in) provided by investing activities	(450,533)	81,402	33,157

Financing activities
Borrowings on notes payable	14,860	49,501	—
Borrowings on revolving line of credit	—	238,000	282,000
Repayments on revolving line of credit	—	(299,000)	(256,000)
Proceeds from exercise of options and ESPP purchases	3,678	4,996	5,565
Taxes paid related to net share settlement of equity awards	(2,913)	(2,892)	(3,903)
Net changes in deposits	404,802	717,982	(159,436)
Net changes in settlement assets and obligations to customers	(278,529)	35,636	(132,245)
Deferred financing costs	(623)	(1,075)	—
Net cash provided by (used in) financing activities	141,275	743,148	(264,019)

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(170,701)	905,933	(133,343)
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,592,435	686,502	819,845
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,421,734	$1,592,435	$686,502

Cash paid for interest	$12,372	$12,968	$5,923
Cash paid for income taxes	$6,097	$13,590	$24,351

Reconciliation of unrestricted cash, cash equivalents and restricted cash
Unrestricted cash and cash equivalents	$1,421,690	$1,592,391	$682,263
Restricted cash	44	44	4,239
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,421,734	$1,592,435	$686,502
See notes to consolidated financial statements

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Organization
Green Dot Corporation (“we,” “our,” or “us” refer to Green Dot Corporation and its consolidated subsidiaries) is a financial technology platform and registered bank holding company that builds banking and payment solutions to create value, retain and reward customers, and accelerate growth for businesses of all sizes. For more than two decades, we have delivered financial tools and services that address the most pressing financial needs of consumers and businesses, and that transform the way people and businesses manage and move money. Through Green Dot Bank, our wholly owned subsidiary, we deliver a broad spectrum of financial products to consumers and businesses through our portfolio of brands, including debit, checking, credit, prepaid, and payroll cards, as well as robust money processing services, such as tax refunds, cash deposits and disbursements.
We were incorporated in Delaware in 1999 and became a bank holding company under the Bank Holding Company Act and Green Dot Bank became a member bank of the Federal Reserve System in December 2011.
Proposed Transactions with CommerceOne Financial Corporation and Smith Ventures, LLC
In connection with a strategic review process we commenced in March 2025, on November 23, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with CommerceOne Financial Corporation, an Alabama corporation (“CommerceOne”), Compass Sub North, Inc., a newly formed Delaware corporation and a direct, wholly owned subsidiary of CommerceOne (“New CommerceOne”), Compass Sub East, Inc., a newly formed Delaware corporation and a direct, wholly owned subsidiary of New CommerceOne (“Merger Sub One”), and Compass Sub West, Inc., a newly formed Delaware corporation and an indirect, wholly owned subsidiary of New CommerceOne (“Merger Sub Two”), pursuant to which, upon the terms and subject to the conditions therein, (i) Merger Sub One will merge with and into CommerceOne, with CommerceOne surviving (the “CommerceOne Merger”), and Merger Sub Two will merge with and into Green Dot Corporation, with Green Dot Corporation surviving (the “Green Dot Merger,” and together with the CommerceOne Merger, the “First Mergers”); and (ii) following the First Mergers, CommerceOne will merge with and into New CommerceOne, with New CommerceOne surviving under the name “CommerceOne Financial Corporation” (together with the First Mergers, the “Mergers”).
Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Mergers (the “First Effective Time”), each share of common stock of Green Dot Corporation, issued and outstanding immediately prior to the First Effective Time, other than certain excluded shares held by us, CommerceOne, New CommerceOne or our dissenting stockholders, will be converted into the right to receive (i) 0.2215 shares of the common stock of New CommerceOne and (ii) an amount in cash equal to $8.11 (the “Per Share Cash Consideration”), less any withholding and without interest.
Also on November 23, 2025, we entered into a separation agreement (the “Separation Agreement”), with New CommerceOne and Green Dot OpCo, LLC, a newly formed Delaware limited liability company and affiliate of Smith Ventures LLC, an Alabama limited liability company (“Payments Buyer”), pursuant to which, upon the terms and subject to the conditions therein, following the First Mergers, (i) Green Dot Corporation will convert into a limited liability company, (ii) Green Dot Corporation will distribute the stock of Green Dot Bank to Compass Sub Northwest, Inc., a Delaware corporation and direct, wholly owned subsidiary of New CommerceOne, and (iii) Payments Buyer will acquire Green Dot Corporation and its non-bank financial technology and related assets and operations (the “Payments Business”) for $690 million (the “Payments Sale”), the proceeds of which will be paid to New CommerceOne and are expected to be used to fund the Per Share Cash Consideration and to retire certain indebtedness of Green Dot Corporation.
The Merger Agreement and the Separation Agreement were unanimously approved by our Board of Directors. The closing of the transactions contemplated by the Merger Agreement and the Separation Agreement remains subject to the receipt of required regulatory approvals, approval by the stockholders of Green Dot Corporation and CommerceOne and the satisfaction of other customary closing conditions.
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include the results of Green Dot Corporation and our wholly owned subsidiaries. We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. We consolidated our wholly owned subsidiaries and eliminated all significant intercompany balances and transactions.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of December 31, 2025 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under "Part I, Item 1A. Risk Factors" in this report.
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
Restricted Cash
As of December 31, 2025 and 2024, restricted cash balances were de minimis. Restricted cash principally relates to pre-funding obligations for accountholder accounts at third-party issuing banks.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, we estimate the fair value of the assets. We measure the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows. We recorded total impairment charges of $2.0 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively, related to internal-use software that we determined would no longer be utilized. No impairment charge was recognized related to long-lived assets for the year ended December 31, 2023. These impairment charges are included in other general and administrative expenses in our consolidated statements of operations.
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
For intangible assets subject to amortization, we recognize an impairment loss if the carrying amount of the intangible asset is not recoverable and exceeds its estimated fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. No impairment charges were recognized related to goodwill or intangible assets for the years ended December 31, 2025, 2024 and 2023.
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
Other revenues consist primarily of revenue associated with our gift card program, transaction-based fees and fees associated with optional products or services, such as our overdraft protection program, which we offer our accountholders at their election. Since our performance obligations are settled daily, we recognize most of these fees at the point in time the transactions occur, which is when the underlying performance obligation is satisfied. In the case of our gift card program, we record the related revenues using the redemption method. To the extent a fee results in an overdrawn accountholder balance, we only reflect the net amount we expect to receive based on, among other things, the number of days that have elapsed since an account last had activity, such as a purchase or an ATM transaction.
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
We earn tax refund processing service revenues when a customer of a third-party tax preparation company chooses to pay their tax preparation fee through the use of our tax refund processing services. Revenues we earn from these services are generated from our contractual relationships with the tax software transmitters. These contracts may be multi-year agreements and vary in length; however, our underlying promise obligates us to process each refund transfer on a transaction by transaction basis as elected by the taxpayer. Accordingly, we recognize tax refund processing service revenues at the point in time we satisfy our performance obligation by remitting each taxpayer’s proceeds from his or her tax return.
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
Included in sales and marketing expenses are advertising and marketing expenses of $26.2 million, $25.3 million and $28.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Also included in sales and marketing expenses are use taxes for various states related to purchases of materials since we do not charge sales tax to customers when new cards or cash transfer transactions are purchased.
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
Diluted EPS is calculated by dividing net income by the weighted-average number of the common shares issued and outstanding for each period plus amounts representing the dilutive effect of any outstanding stock options, restricted stock units (including performance based restricted stock units), and shares to be purchased under our employee stock purchase plan. We calculate dilutive potential common shares using the treasury stock method. We exclude the effects of such equity instruments from the computation of diluted EPS in periods in which the effect would be anti-dilutive. Additionally, we exclude any performance-based restricted stock units for which the performance contingency has not been met as of the end of the period.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the Financial Standards Accounting Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. We adopted this standard on January 1, 2025, which has expanded our disclosures beginning with our annual consolidated financial statements for the year ended December 31, 2025, but has not had an impact on our consolidated financial results.
Accounting pronouncements not yet adopted
In December 2025, the FASB issued ASU 2025-11 "Interim Reporting (Topic 270), Narrow-Scope Improvements," which clarifies the interim reporting requirements by improving navigability and more clearly specifying what disclosures are required in an interim reporting period applicable to Topic 270. The ASU is effective for annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which amends the accounting for and disclosure of software costs. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This updated standard is to be applied using a prospective, modified transition, or retrospective application. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statements and disclosures.
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
Note 3—Revenues
Disaggregation of Revenues
As discussed in Note 25—Segment Information, we determine our operating segments based on how our chief operating decision maker manages our operations, makes operating decisions and evaluates operating performance. Within our segments, we believe that the nature, amount, timing and uncertainty of our revenue and cash flows and how they are affected by economic factors can be further illustrated based on the timing in which revenue for each of our products and services is recognized. Our products and services are offered only to customers within the United States and certain U.S. territories.
The following tables disaggregate our revenues earned from external customers by each of our reportable segments:

	Year Ended December 31, 2025
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$158,557	$269,123	$234,430	$662,110
Transferred over time	1,238,060	87,284	3,259	1,328,603
Operating revenues (1)	$1,396,617	$356,407	$237,689	$1,990,713

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Year Ended December 31, 2024
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$148,002	$282,394	$228,210	$658,606
Transferred over time	889,709	110,023	3,173	1,002,905
Operating revenues (1)	$1,037,711	$392,417	$231,383	$1,661,511

	Year Ended December 31, 2023
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$141,169	$326,730	$206,282	$674,181
Transferred over time	626,871	159,540	3,392	789,803
Operating revenues (1)	$768,040	$486,270	$209,674	$1,463,984

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
Contract Balances
As disclosed on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $3.0 million, $3.9 million and $22.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, or substantially all of the amount of contract liabilities included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
December 31, 2025
Agency bond securities	$179,227	$—	$(22,252)	$156,975
Agency mortgage-backed securities	2,145,925	1,392	(212,399)	1,934,918
Municipal bonds	28,137	—	(5,581)	22,556
Asset-backed securities	354,510	86	(1,202)	353,394
Total investment securities	$2,707,799	$1,478	$(241,434)	$2,467,843

December 31, 2024
Corporate bonds	$10,000	$—	$(110)	$9,890
Agency bond securities	240,628	—	(38,132)	202,496
Agency mortgage-backed securities	2,121,037	3	(323,467)	1,797,573
Municipal bonds	29,116	—	(6,273)	22,843
Total investment securities	$2,400,781	$3	$(367,982)	$2,032,802
As of December 31, 2025 and 2024, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
December 31, 2025
Agency bond securities	$—	$—	$156,975	$(22,252)	$156,975	$(22,252)
Agency mortgage-backed securities	504,676	(1,764)	1,049,422	(210,635)	1,554,098	(212,399)
Municipal bonds	—	—	22,556	(5,581)	22,556	(5,581)
Asset-backed securities	321,811	(1,202)	—	—	321,811	(1,202)
Total investment securities	$826,487	$(2,966)	$1,228,953	$(238,468)	$2,055,440	$(241,434)

December 31, 2024
Corporate bonds	$—	$—	$9,890	$(110)	$9,890	$(110)
Agency bond securities	—	—	202,496	(38,132)	202,496	(38,132)
Agency mortgage-backed securities	15,311	(937)	1,781,301	(322,530)	1,796,612	(323,467)
Municipal bonds	—	—	22,843	(6,273)	22,843	(6,273)
Total investment securities	$15,311	$(937)	$2,016,530	$(367,045)	$2,031,841	$(367,982)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any significant credit-related impairment losses during the years ended December 31, 2025, 2024 or 2023 on our available-for-sale investment securities. Unrealized losses as of December 31, 2025 and 2024 are the result of increases in interest rates relative to when they were purchased as a portion of our investment portfolio is comprised of fixed rate securities. Substantially all of the underlying securities within our investment portfolio were in an unrealized loss position as of December 31, 2025 and 2024 due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
Except as disclosed below, we do not currently intend to sell our remaining investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
In April 2025, we sold certain available-for-sale securities in order to reposition the proceeds into higher yielding assets. As a result, we recorded a realized loss of $24.8 million upon final settlement of the securities sold. Realized losses are reflected as a component of other expense, net on our consolidated statement of operations for the year ended December 31, 2025.
As of December 31, 2025, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$139,227	$125,038
Due after five years through ten years	40,000	31,937
Due after ten years	28,137	22,556
Mortgage and asset-backed securities	2,500,435	2,288,312
Total investment securities	$2,707,799	$2,467,843
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Trade receivables	$44,349	$35,426
Reserve for uncollectible trade receivables	(139)	—
Net trade receivables	44,210	35,426

Overdrawn accountholder balances from purchase transactions	5,173	5,827
Reserve for uncollectible overdrawn accounts from purchase transactions	(1,215)	(1,741)
Net overdrawn accountholder balances from purchase transactions	3,958	4,086

Accountholder fees	2,136	2,413
Receivables due from card issuing banks	1,682	1,757
Fee advances, net	58,572	46,588
Other receivables	86,690	41,737
Accounts receivable, net	$197,248	$132,007
Included within "other receivables" above is $40 million related to the settlement of a class-action lawsuit. See Note 21—Commitments and Contingencies for further information.
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance, beginning of period	$1,741	$5,281	$2,230
Provision for uncollectible overdrawn accounts from purchase transactions	12,765	19,762	24,771
Charge-offs	(13,291)	(23,302)	(21,720)
Balance, end of period	$1,215	$1,741	$5,281

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
December 31, 2025
Residential	$—	$—	$—	$—	$7,733	$7,733
Commercial	—	—	—	—	22,688	22,688
Installment	8	35	—	43	5,773	5,816
Consumer	1,777	—	—	1,777	28,124	29,901
Secured credit card	544	554	1,835	2,933	7,682	10,615
Total loans	$2,329	$589	$1,835	$4,753	$72,000	$76,753

Percentage of outstanding	3.0%	0.8%	2.4%	6.2%	93.8%	100.0%

December 31, 2024
Residential	$1	$—	$—	$1	$6,874	$6,875
Commercial	—	—	—	—	2,585	2,585
Installment	—	933	—	933	4,506	5,439
Consumer	1,668	—	—	1,668	23,868	25,536
Secured credit card	700	700	2,536	3,936	5,132	9,068
Total loans	$2,369	$1,633	$2,536	$6,538	$42,965	$49,503

Percentage of outstanding	4.8%	3.3%	5.1%	13.2%	86.8%	100.0%
The portion of our secured credit card portfolio that was previously classified as loans held for sale was reclassified to loans to bank customers on our consolidated balance sheet during the third quarter of 2025 based on changes in management's intention. These secured card balances, which amounted to approximately $3.4 million upon transfer, were previously included in the long-term portion of prepaid and other assets. As of December 31, 2024, the fair value of the loans held for sale amounted to approximately $3.8 million.
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2—Summary of Significant Accounting Policies for further information on the criteria for classification as nonperforming.

	December 31, 2025	December 31, 2024
	(In thousands)
Residential	$19	$34
Secured credit card	1,835	2,536
Total loans	$1,854	$2,570
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

	December 31, 2025		December 31, 2024
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$7,714	$19	$6,841	$34
Commercial	22,688	—	2,585	—
Installment	4,902	914	5,439	—
Consumer	29,901	—	25,536	—
Secured credit card	8,780	1,835	6,532	2,536
Total loans	$73,985	$2,768	$46,933	$2,570
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance, beginning of period	$17,542	$11,383	$9,078
Provision for loans	23,450	27,562	26,311
Loans charged off	(20,027)	(21,613)	(24,224)
Recoveries of loans previously charged off	88	210	218
Balance, end of period	$21,053	$17,542	$11,383
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments (continued)
As of December 31, 2025 and 2024, our net investment in TailFin amounted to approximately $41.8 million and $128.4 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. Under the HLBV method and based on the terms of the agreement, we recorded equity in losses attributable to TailFin of approximately $86.6 million, $16.1 million and $8.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our equity in losses for the year ended December 31, 2025 reflect the $70 million incentive payment described below. These amounts are recorded as a component of other expense, net on our consolidated statements of operations.
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
The following tables present summarized financial information of TailFin's statements of operations and balance sheets.

	December 31,
	2025	2024	2023
	(In thousands)
Interest income	$2,945	$6,316	$4,398
Sales and marketing expenses	(9,219)	(9,898)	(9,916)
Compensation and professional services	(10,242)	(12,522)	(2,434)
Other	(100)	—	—
Net loss	(16,616)	(16,104)	(7,952)
Investor HLBV basis adjustment (1)	(70,000)	—	—
Equity in losses attributable to TailFin	$(86,616)	$(16,104)	$(7,952)

(1)
The incentive payment of $70 million has been recorded as a deferred asset on TailFin’s balance sheet and will be amortized over the revised term of the Agreements through 2033. Under the HLBV method and based on the terms of the agreement, we expensed the amount upon payment.

	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$41,771	$126,757
Other assets	$66,259	$1,015
Total liabilities	$2,296	$151
Net equity	$105,734	$127,621
Other equity method investments
Our equity method investments also include an investment held by our bank, which amounted to $3.0 million and $3.2 million at December 31, 2025 and 2024, respectively. We recorded equity in losses (earnings) from this investment of approximately $0.3 million, $(0.4) million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Land	$205	$205
Building	605	605
Computer equipment, furniture, and office equipment	40,478	43,273
Computer software purchased	17,892	17,945
Capitalized internal-use software	511,474	441,989
Tenant improvements	3,046	7,227
	573,700	511,244
Less accumulated depreciation and amortization	(375,348)	(322,881)
Property and equipment, net	$198,352	$188,363
The net carrying value of capitalized internal-use software was $191.4 million and $178.3 million at December 31, 2025 and 2024, respectively.
Total depreciation and amortization expense was $64.7 million, $63.4 million and $58.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in those amounts are depreciation expense related to internal-use software of $56.3 million, $54.7 million and $51.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
We recorded total impairment charges to property and equipment of $2.0 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively, related to internal-use software that we determined would no longer be utilized. No impairment charge was recognized related to long-lived assets for the year ended December 31, 2023.
Note 9—Goodwill and Intangible Assets
Goodwill and intangible assets on our consolidated balance sheets consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Goodwill	$301,790	$301,790
Intangible assets, net	72,611	96,151
Goodwill and intangible assets	$374,401	$397,941
Goodwill
There were no changes in the composition of goodwill from the previous year either on a consolidated basis or within our reportable segments. We completed our annual goodwill impairment test as of November 30, 2025. Based on the results of the annual goodwill impairment test, we determined that each of the fair values of our reporting units exceeded their carrying values and therefore, no impairment was recorded.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Goodwill and Intangible Assets (continued)
Intangible Assets
The gross carrying amounts and accumulated amortization related to intangibles assets were as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(In thousands)			(In thousands)
Customer relationships	$250,800	$(191,776)	$59,024	$250,800	$(173,887)	$76,913
Trade names	43,386	(32,965)	10,421	43,386	(30,356)	13,030
Patents	3,000	(3,000)	—	3,000	(2,727)	273
Software licenses	18,770	(15,634)	3,136	17,842	(11,964)	5,878
Other	926	(896)	30	926	(869)	57
Total intangible assets	$316,882	$(244,271)	$72,611	$315,954	$(219,803)	$96,151
Amortization expense on finite-lived intangibles, a component of other general and administrative expenses, was $20.8 million, $21.3 million, and $24.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. None of our intangible assets were impaired as of December 31, 2025 or 2024.
The following table shows our estimated amortization expense for intangible assets for each of the next five succeeding years and thereafter:

December 31,
(In thousands)
2026	$23,037
2027	18,504
2028	17,212
2029	13,858
Total	$72,611
Note 10—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	December 31,
	2025	2024
	(In thousands)
Non-interest bearing deposit accounts	$4,275,794	$3,905,603
Interest-bearing deposit accounts
Checking accounts	124,888	89,256
Savings	6,585	6,270
Secured card deposits	3,008	3,659
Time deposits, denominations greater than or equal to $250	3,798	2,132
Time deposits, denominations less than $250	2,221	3,600
Total interest-bearing deposit accounts	140,500	104,917
Total deposits	$4,416,294	$4,010,520

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

December 31,
(In thousands)
Due in 2026	$2,600
Due in 2027	1,865
Due in 2028	745
Due in 2029	545
Due in 2030	264
Total time deposits	$6,019
As of December 31, 2025 and 2024, we had aggregate time deposits of $3.8 million and $2.1 million, respectively, in denominations that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit.
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
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of December 31, 2025, we were in compliance with all affirmative and negative non-financial covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under our revolving credit facility discussed below, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

	December 31,
	2025	2024
	(In thousands)
Senior unsecured notes	$65,000	$50,000
Less: Unamortized discount and issuance costs	(1,459)	(1,474)
Notes payable, net of unamortized discount and issuance costs	$63,541	$48,526
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of December 31, 2025.
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
We incurred total cash interest expense on our debt during the years ended December 31, 2025, 2024 and 2023 of approximately $5.5 million, $5.3 million and $2.9 million, respectively.

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
Dividends
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of outstanding shares of our Class A common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our board of directors may determine. In the event a dividend is paid in the form of shares of common stock or rights to acquire shares of common stock, the holders of Class A common stock will receive Class A common stock, or rights to acquire Class A common stock, as the case may be. In connection with the proposed transactions with CommerceOne and Smith Ventures, the Merger Agreement and the Separation Agreement each contain certain restrictions that currently prohibit our payment of dividends.
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
Comprehensive Income
The tax impact on unrealized gains and losses on investment securities available-for-sale for the years ended December 31, 2025, 2024 and 2023 was approximately $50.6 million, $3.4 million and $12.2 million, respectively.
Stock Repurchase Program
In February 2022, our Board of Directors authorized an increase to our stock repurchase program to $100 million for any future repurchases. As of December 31, 2025, we have an authorized $4.5 million remaining under our current stock repurchase program for additional repurchases. Pursuant to the Merger Agreement and the Separation Agreement, we are restricted from making further repurchases without the approval of CommerceOne and Payments Buyer, respectively.
Note 13—Stock-Based Compensation
In June 2010, our board of directors adopted, and in July 2010 our stockholders approved, the 2010 Equity Incentive Plan, which replaced our 2001 Stock Plan, and the 2010 Employee Stock Purchase Plan. The 2010 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance shares and stock bonuses. Options granted under the 2010 Equity Incentive Plan generally vest over four years and expire five years or ten years from the date of grant. The 2010 Employee Stock Purchase Plan enables eligible employees to purchase shares of our Class A common stock periodically at a discount. Our 2010 Employee Stock Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code ("IRC"). Approximately 4.7 million shares are available for grant under the 2010 Equity Incentive Plan as of December 31, 2025.
Stock-based compensation for the years ended December 31, 2025, 2024, and 2023 includes expense related to awards of stock options, performance and service based restricted stock units and purchases under the 2010 Employee Stock Purchase Plan. Total stock-based compensation expense and the related income tax benefit were as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Stock-Based Compensation (continued)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total stock-based compensation expense	$18,703	$29,928	$33,744
Related income tax benefit	2,126	1,432	5,769
Restricted Stock Units
The following table summarizes restricted stock units with only service conditions granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Restricted stock units granted	2,585	2,272	1,586
Weighted-average grant-date fair value	$8.05	$9.19	$16.67
Restricted stock unit activity for the year ended December 31, 2025 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2024	3,077	$12.23
Restricted stock units granted	2,585	8.05
Restricted stock units vested	(1,255)	14.04
Restricted stock units canceled	(658)	10.63
Outstanding at December 31, 2025	3,749	$9.02
The total fair value of restricted stock vested for the years ended December 31, 2025, 2024 and 2023 was $10.5 million, $9.8 million and $11.3 million, respectively, based on the price of our Class A common stock on the vesting date.
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
The following table summarizes the performance-based restricted stock units granted under our 2010 Equity Incentive Plan:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Performance restricted stock units granted	111	996	724
Weighted-average grant-date fair value	$7.83	$8.98	$18.13

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Stock-Based Compensation (continued)
Performance-based restricted stock unit activity for the year ended December 31, 2025 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2024	1,569	$12.73
Performance restricted stock units granted (at target)	111	7.83
Performance restricted stock units vested	(6)	49.32
Performance restricted stock units canceled	(936)	12.58
Outstanding at December 31, 2025	738	$11.87
The total fair value of all performance-based restricted stock vested for the years ended December 31, 2025, 2024 and 2023 was $0.1 million, $0.3 million and $2.1 million, respectively, based on the price of our Class A common stock on the vesting date.
As of December 31, 2025, there was $19.7 million of aggregate unrecognized compensation cost related to unvested restricted stock units (including performance-based awards) expected to be recognized in compensation expense in future periods, with a weighted-average period of 1.73 years.
Note 14—Income Taxes
The following table presents a summary of our domestic and foreign (loss) income before income taxes for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Domestic	$(75,413)	$(26,243)	$11,024
Foreign	(21,859)	3,704	3,609
(Loss) income before income taxes	$(97,272)	$(22,539)	$14,633
The components of income tax expense included in our consolidated statements of operations were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
Federal	$1,939	$10,972	$15,036
State	(588)	2,896	3,881
Foreign	(125)	651	861
Current income tax expense	1,226	14,519	19,778
Deferred:
Federal	(14,534)	(7,449)	(9,040)
State	14,747	(2,906)	(2,666)
Foreign	155	(1)	(161)
Deferred income tax expense (benefit)	368	(10,356)	(11,867)
Income tax expense	$1,594	$4,163	$7,911

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences after the adoption of ASU 2023-09 are as follows:

	Year Ended December 31,
	2025		2024		2023
(In thousands except % data)	Amount ($)	Percent (%)	Amount ($)	Percent (%)	Amount ($)	Percent (%)
U.S. federal statutory tax rate	$(20,427)	21.0%	$(4,733)	21.0%	$3,073	21.0%
State income taxes, net of federal tax benefit*	14,966	(15.4)	(543)	2.4	(128)	(0.9)
Foreign tax effects
China
Statutory tax rate difference between China and U.S.	1,295	(1.3)	(244)	1.1	(241)	(1.6)
Changes in valuation allowance	3,393	(3.5)	—	—	—	—
Other	(68)	0.1	117	(0.6)	183	1.2
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws
Global intangible low-taxed income tax	—	—	309	(1.4)	285	2.0
Tax credits
Research and development tax credits	(1,010)	1.0	(2,489)	11.0	(3,893)	(26.6)
Changes in valuation allowance	—	—	434	(1.9)	—	—
Nontaxable or nondeductible items
Stock-based compensation	1,629	(1.7)	7,086	(31.4)	4,207	28.8
Bank owned life insurance income	(1,314)	1.4	(579)	2.6	(612)	(4.2)
Bank owned life insurance surrender	—	—	2,253	(10.0)	—	—
Nondeductible transaction related costs	875	(0.9)	—	—	—	—
Nondeductible penalties	—	—	5,056	(22.4)	4,261	29.1
IRC 162(m) limitation	413	(0.4)	(2,856)	12.7	55	0.4
Other	72	(0.1)	97	(0.5)	73	0.5
Changes in unrecognized tax benefits	(1,928)	2.0	255	(1.1)	658	4.5
Other adjustments
IRS examination settlement	3,016	(3.1)	—	—	—	—
Expiration of tax attributes	430	(0.4)	—	—	—	—
Other	252	(0.3)	—	—	(10)	(0.1)
Effective tax rate	$1,594	(1.6)%	$4,163	(18.5)%	$7,911	54.1%

*	State taxes in California, Florida, Pennsylvania, Georgia, Alabama, and Louisiana made up the majority (greater than 50 percent) of the tax effect in this category.
The effective tax rate for the year ended December 31, 2025 and 2024 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, research and development tax credits, stock-based compensation, nondeductible transaction related costs, nondeductible penalties, cash surrender value growth in bank owned life insurance policies, the IRC 162(m) limitation on the deductibility of executive compensation, and the impact of our examination settlement with the IRS. The net increase in the effective tax rate for the year ended December 31, 2025 as compared to the prior year ended December 31, 2024 is primarily due to an increase of $3.3 million in the amount of compensation expense subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, a decrease of $1.5 million in research and development tax credits, an increase of $3.4 million in the valuation allowance on the deferred tax assets of our China subsidiary, an increase of $0.9 million in nondeductible transaction related costs, an increase of $3.0 million from our examination settlement with the IRS, and an increase of $15.5 million in state income tax expense, net of

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
federal benefits, primarily resulting from an increase of $17.7 million in the valuation allowance on state deferred tax assets related to state business credits and certain state net operating loss carryforwards. These increases were partially offset by a decrease of $5.5 million in the expense related to tax shortfalls from stock-based compensation, a decrease of $5.1 million in tax expense from nondeductible penalties primarily associated with the civil money penalty incurred in 2024 for our Consent Order from the Federal Reserve Board, an increase of $0.7 million in the cash surrender value of our banked owned life insurances policies, a decrease of $2.2 million in the reserve on our unrecognized tax benefits, and a decrease of $2.3 million related to our bank owned life insurance surrender penalties we incurred in connection with the surrender and restructuring of our existing bank owned life insurance policies completed in 2024.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the year ended December 31, 2025, the provision for GILTI tax expense was not material to our financial statements.
On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act" (“OBBBA”) was signed into law, enacting significant changes to the U.S. federal tax code with various effective dates from 2025 to 2027. The OBBBA introduced several significant provisions impacting us, including an elective deduction for domestic research expenditures and reinstatement of elective 100% first year bonus depreciation. These provisions of the OBBBA primarily affected the timing and the mix of current versus deferred income tax expense, and were not material to total income tax expense for the year ended December 31, 2025.
The components of total income taxes paid, net of refunds, by jurisdiction are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Federal	$3,515	$9,807	$19,344
States
Arkansas	244	**	**
Florida	195	**	**
Georgia	117	**	391
Indiana	149	**	**
Illinois	**	210	504
Kansas	207	**	**
Kentucky	**	256	**
Louisiana	**	542	**
Maryland	253	**	**
Missouri	**	228	**
New York	**	**	453
Pennsylvania	130	195	446
South Carolina	**	343	**
Utah	**	**	392
All other states	727	1,466	2,015
Foreign
China	560	543	806
Total income taxes paid, net of amounts refunded	$6,097	$13,590	$24,351

**Jurisdiction did not exceed the 5% threshold for the period presented.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
The tax effects of temporary difference that give rise to significant portions of our deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$83,343	$8,424
Stock-based compensation	8,264	8,370
Reserve for overdrawn accounts	7,082	6,736
Accrued liabilities	7,979	5,051
Lease liabilities	481	1,895
Internal-use software costs	—	7,768
Tax credit carryforwards	14,952	13,296
Unrealized loss on available-for-sale securities	—	91,583
Equity method investments	21,327	3,632
Other	2,090	2,208
Unrealized loss on equity securities	—	628
Capital loss carryforwards	625	13
Gross deferred tax assets	146,143	149,604
Valuation allowance	(21,597)	(519)
Total deferred tax assets	$124,546	$149,085
Deferred tax liabilities:
Internal-use software costs	$5,790	$—
Property and equipment, net	1,053	1,274
Deferred expenses	197	312
Intangible assets	25,055	21,335
Lease right-of-use assets	263	1,759
Total deferred tax liabilities	32,358	24,680
Net deferred tax assets	$92,188	$124,405
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, we provided a valuation allowance against our state business credits, certain state net operating loss carryforwards, a portion of our capital loss carryforwards, and the deferred tax assets of our China subsidiary as we believe it is more-likely-than-not that the tax benefits related to these items will not be realized. As of December 31, 2024, we provided a valuation allowance against a portion of our unrealized loss on equity securities as we believe it is more-likely-than-not that the tax benefits related to this portion of the loss will not be realized.
We are subject to examination by the IRS, and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2022 through 2024. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed. During the year ended December 31, 2025, we resolved an examination with the IRS related to our 2017 U.S. federal income tax year, which resulted in an adjustment to current taxes as shown in the effective tax rate table above.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 14—Income Taxes (continued)
As of December 31, 2025, we had federal net operating loss carryforwards of approximately $304.9 million, state net operating loss carryforwards of approximately $309.1 million, and capital loss carryforwards of approximately $2.5 million which will be available to offset future income. In regard to the federal net operating loss carryforwards, $9.0 million will expire between 2030 and 2034 and are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods, while the remaining balance of approximately $294.0 million does not expire and carries forward indefinitely. During the year ended December 31, 2025, certain federal net operating loss carryforwards generated before the Tax Cuts and Jobs Act expired prior to utilization. Because no valuation allowance had been recorded against the related deferred tax asset, the expiration resulted in additional income tax expense in the period. In regard to the state net operating loss carryforwards, approximately $192.5 million will expire between 2028 and 2045, while the remaining balance of approximately $116.6 million, does not expire and carries forward indefinitely. The capital loss carryforwards will expire in 2030. In addition, we have federal business tax credits of approximately $1.6 million that can be carried forward indefinitely and we have state business tax credits of approximately $24.4 million that can be carried forward indefinitely.
As of December 31, 2025 and 2024, we had a liability of $11.4 million and $12.5 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$12,541	$12,109	$11,178
Increases related to positions taken during prior years	—	27	543
Increases related to positions taken during the current year	966	1,339	1,431
Decreases related to positions taken during prior years	(245)	(44)	—
Decreases related to positions settled with tax authorities	(511)	(86)	(90)
Decreases due to a lapse of applicable statute of limitations	(1,328)	(804)	(953)
Ending balance	$11,423	$12,541	$12,109

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$11,053	$11,999	$11,611
We recognized accrued interest and penalties related to unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023, of approximately $1.2 million, $1.6 million and $1.2 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 15—Earnings and Loss per Common Share
The calculation of basic and diluted earnings and loss per share ("EPS") was as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Basic earnings and loss per Class A common share
Numerator:
Net (loss) income	$(98,866)	$(26,702)	$6,722
Denominator:
Weighted-average Class A shares issued and outstanding	55,099	53,527	52,251
Basic (loss) earnings per Class A common share	$(1.79)	$(0.50)	$0.13

Diluted earnings and loss per Class A common share
Numerator:
Net (loss) income allocated to Class A common stockholders	$(98,866)	$(26,702)	$6,722
Denominator:
Weighted-average Class A shares issued and outstanding	55,099	53,527	52,251
Dilutive potential common shares:
Service based restricted stock units	—	—	138
Performance-based restricted stock units	—	—	52
Employee stock purchase plan	—	—	69
Diluted weighted-average Class A shares issued and outstanding	55,099	53,527	52,510
Diluted (loss) earnings per Class A common share	$(1.79)	$(0.50)	$0.13
As a result of our net losses for the years ended December 31, 2025 and 2024, the dilutive impacts of certain potential common shares were excluded from our dilutive weighted-average shares since their inclusion would have been anti-dilutive.
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Class A common stock
Options to purchase Class A common stock	—	790	1,057
Service based restricted stock units	45	958	1,573
Performance-based restricted stock units	628	40	896
Total	673	1,788	3,526

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
For more information regarding the fair value hierarchy and how we measure fair value, see Note 2—Summary of Significant Accounting Policies.
As of December 31, 2025 and 2024, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2025	(In thousands)
Assets
Investment securities:
Agency bond securities	$—	$156,975	$—	$156,975
Agency mortgage-backed securities	—	1,934,918	—	1,934,918
Municipal bonds	—	22,556	—	22,556
Asset-backed securities	—	353,394	—	353,394
Total assets	$—	$2,467,843	$—	$2,467,843

December 31, 2024
Assets
Investment securities:
Corporate bonds	$—	$9,890	$—	$9,890
Agency bond securities	—	202,496	—	202,496
Agency mortgage-backed securities	—	1,797,573	—	1,797,573
Municipal bonds	—	22,843	—	22,843
Loans held for sale	—	—	3,849	3,849
Total assets	$—	$2,032,802	$3,849	$2,036,651
We based the fair value of our fixed income securities held as of December 31, 2025 and 2024 on either quoted prices in active markets for similar assets or identical securities in inactive markets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the years ended December 31, 2025 and 2024.
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
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments for which the carrying value approximates fair value, at December 31, 2025 and 2024 are presented in the table below.

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$55,700	$54,415	$31,961	$31,705

Financial Liabilities
Deposits	$4,416,294	$4,415,994	$4,010,520	$4,010,185

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 18—Concentrations of Credit Risk
Financial instruments that subject us to concentration of credit risk consist primarily of unrestricted cash and cash equivalents, restricted cash, investment securities, accounts receivable, loans and settlement assets. We deposit a portion of our unrestricted cash and cash equivalents and our restricted cash with regional and national banking institutions that we periodically monitor and evaluate for creditworthiness. Credit risk for our investment securities is mitigated by the types of investment securities in our portfolio, which must comply with strict investment guidelines that we believe appropriately ensures the preservation of invested capital. Substantially all of our investment portfolio as of December 31, 2025 is directly or indirectly backed by the U.S. federal government. Credit risk for our accounts receivable is concentrated with card issuing banks and our customers, and this risk is mitigated by the relatively short collection period and our large customer base. We do not require or maintain collateral for accounts receivable. We maintain reserves for uncollectible overdrawn accounts and uncollectible trade receivables. With respect to our loan portfolio (excluding secured credit cards), we closely monitor and assess the credit quality and credit risk of our loan portfolio on an ongoing basis and maintain adequate allowances. Credit risk associated with our secured credit card portfolio is mitigated by collateral provided by the borrower in the amount of their credit limit. Credit risk for our settlement assets is concentrated with our retail distributors, well-established third-party payment processors and other business partners, which we frequently monitor and is further mitigated by the short collection period.
Note 19—Defined Contribution Plan
On January 1, 2004, we established a defined contribution savings plan under Section 401(k) of the IRC. Employees who have attained at least 21 years of age are generally eligible to participate in the plan on the first day of the calendar month following the month in which they commence service with us. Participants may make pre-tax or after-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on contributions under the code. We may contribute to the plan at the discretion of our board of directors. Currently, employer contributions amount to 50% of the first 5% of a participant's eligible compensation. Our contributions are allocated in the same manner as that of the participant’s elective contributions. We made contributions to the plan of $2.6 million, $2.5 million, and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 20—Leases
Our leases consist of operating lease agreements principally related to our corporate and subsidiary office locations. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of less than 1 year to approximately 7 years, some of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $2.6 million, $3.7 million, and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
In line with our plan to exit our operational activities in China, we provided notice of early termination for our office facility lease to the lessor during the third quarter of 2025. Consequently, both the operating lease right-of-use asset and the corresponding lease liability were remeasured based on the modified lease term and early termination conditions, and were subsequently terminated as of December 31, 2025. Refer to Note 23—Restructuring and Other Charges for further information regarding our China subsidiary.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

	Year Ended December 31,
	2025	2024	2023

Cash paid for operating lease liabilities (in thousands)	$3,293	$3,736	$2,884
Weighted average remaining lease term (years)	6.3	4.3	3.9
Weighted average discount rate	5.3%	3.9%	5.1%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Leases (continued)
Maturities of our operating lease liabilities as of December 31, 2025 is as follows:

Operating Leases
(In thousands)
2026	$441
2027	412
2028	276
2029	271
2030	278
Thereafter	626
Total	2,304
Less: imputed interest	(380)
Total lease liabilities	$1,924
Note 21—Commitments and Contingencies
In the ordinary course of business, we are a party to various legal proceedings, including, from time to time, regulatory, supervisory, and governmental matters as well as actions which are asserted to be maintainable as class action suits, employment claims, or enforcement actions. We review these actions on an ongoing basis to determine whether it is probable and estimable that a loss has occurred and use that information when making accrual and disclosure decisions. We have provided reserves where necessary for all claims and, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or, if not covered, would not be likely to have a material adverse impact on our financial condition or results of operations. Nonetheless, given the inherent unpredictability of these matters, an adverse outcome could, from time to time, have a material adverse impact on our financial condition or results of operations.
Other Litigation and Claims
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Exchange Act for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion was denied on March 29, 2024. On September 18, 2025, the parties jointly filed a Notice of Settlement, and on October 17, 2025, plaintiffs filed a motion for preliminary approval of the settlement, which the Court has taken under submission.
Pursuant to the terms of the settlement (which are subject to final documentation and court approval), we expect to pay $40.0 million to the plaintiffs in resolution of all claims against us and our two former officers. If the settlement is approved by the Court, the settlement amount will be funded from available insurance coverage and this amount, less fees and expenses, will be distributed to purchasers of our securities between May 9, 2018 and November 7, 2019 who file valid proofs of claim under procedures to be implemented by the Court. The expected settlement amount is reflected as of December 31, 2025 within the current portion of other accrued liabilities on our consolidated financial statements, with a corresponding insurance recovery recorded within accounts receivable, net.
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
Revenues derived from our products sold at retail distributors constituting greater than 10% of our total operating revenues were as follows:

	Year Ended December 31,
	2025	2024	2023
Walmart	*	10%	17%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 22—Significant Retailer and Partner Concentration (continued)

*	Represents a concentration of less than 10% of our total operating revenues.
In addition, approximately 63%, 55%, and 42% of our total operating revenues for the years ended December 31, 2025, 2024 and 2023, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
Note 23—Restructuring and Other Charges
During the third quarter of 2025, we announced a plan to exit our operational activities in China by the end of 2025 as a means of reducing complexity and promoting long-term structural improvements for our business. As a result of this transition, we recorded restructuring and other charges of approximately $22.1 million during the year ended December 31, 2025. These charges were primarily related to severance and employee benefits and other direct costs associated with the restructuring, including lease related termination costs.
Restructuring and other charges is comprised of the following components:

Year Ended December 31,
2025
(In thousands)
Employee severance and benefits	$17,975
Lease termination and related charges	3,199
Other	951
Restructuring and other charges	$22,125
We generally recognize employee severance costs when payments are probable and amounts are estimable or when notification occurs. Costs related to contracts without future benefit or subject to termination are recognized at the earlier of the contract termination or cease-use date. Other exit-related costs are recognized as incurred.
Accruals for remaining restructuring liabilities are included in the short term portion of other accrued liabilities on our consolidated balance sheet as of December 31, 2025. We completed effectively all of our restructuring activities as of December 31, 2025 and accordingly, substantially all payments have been made. The following table summarizes activity related to our consolidated balance sheet:

	Employee Severance and Benefits	Lease Termination and Related Charges	Other	Total Restructuring and Other Charges
	(In thousands)
Balance at December 31, 2024	$—	$—	$—	$—
Charges	17,975	3,199	951	22,125
Payments	(17,861)	(2,448)	(388)	(20,697)
Non-cash adjustments	—	(751)	(538)	(1,289)
Balance at December 31, 2025	$114	$—	$25	$139

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 24—Regulatory Requirements
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
As of December 31, 2025 and 2024, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. There were no conditions or events since December 31, 2025 which management believes would have caused us or Green Dot Bank not to be considered "well-capitalized." Our capital ratios and related regulatory requirements were as follows:

	December 31, 2025
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$653,063	11.9%	4.0%	n/a
Common equity Tier 1 capital	$653,063	32.9%	4.5%	n/a
Tier 1 capital	$653,063	32.9%	6.0%	6.0%
Total risk-based capital	$677,794	34.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$449,328	8.4%	4.0%	5.0%
Common equity Tier 1 capital	$449,328	29.7%	4.5%	6.5%
Tier 1 capital	$449,328	29.7%	6.0%	8.0%
Total risk-based capital	$456,957	30.3%	8.0%	10.0%

	December 31, 2024
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$760,571	15.0%	4.0%	n/a
Common equity Tier 1 capital	$760,571	42.6%	4.5%	n/a
Tier 1 capital	$760,571	42.6%	6.0%	6.0%
Total risk-based capital	$782,207	43.8%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$362,697	7.3%	4.0%	5.0%
Common equity Tier 1 capital	$362,697	28.2%	4.5%	6.5%
Tier 1 capital	$362,697	28.2%	6.0%	8.0%
Total risk-based capital	$370,207	28.8%	8.0%	10.0%
In addition, Green Dot Bank is subject to regulatory restrictions that limit its ability to issue capital distributions, such as cash dividends, as it is required to maintain minimum levels of capital adequacy. As of December 31, 2025, the aggregate amount of net assets we determined were restricted at our bank was approximately $214.6 million.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 25—Segment Information
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 25—Segment Information (continued)
The following tables present key financial information for each of our reportable segments for the periods then ended:

	Year Ended December 31, 2025
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$1,440,443	$364,314	$225,268	$38,679	$2,068,704
Segment expenses (1)
Sales and marketing expenses (2)	12,648	123,775	68,163	—	204,586
Processing expenses (3)	1,151,567	35,294	1,776	—	1,188,637
Transaction losses and fraud management (4)	94,954	59,197	15,977	—	170,128
Customer support and related expenses (5)	68,750	15,377	2,536	—	86,663
Compensation and benefits expenses (6)	—	—	—	135,737	135,737
Other segment items (7)	—	—	8,284	101,104	109,388
Total segment expenses	1,327,919	233,643	96,736	236,841	1,895,139
Segment profit	$112,524	$130,671	$128,532	$(198,162)	$173,565

	Year Ended December 31, 2024
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$1,081,804	$402,462	$217,657	$5,792	$1,707,715
Segment expenses (1)
Sales and marketing expenses (2)	16,598	123,038	72,784	—	212,420
Processing expenses (3)	814,952	35,124	1,533	—	851,609
Transaction losses and fraud management (4)	102,766	67,626	7,694	—	178,086
Customer support and related expenses (5)	55,114	14,774	2,499	—	72,387
Compensation and benefits expenses (6)	—	—	—	130,116	130,116
Other segment items (7)	—	—	10,565	87,146	97,711
Total segment expenses	989,430	240,562	95,075	217,262	1,542,329
Segment profit	$92,374	$161,900	$122,582	$(211,470)	$165,386

	Year Ended December 31, 2023
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$772,991	$498,617	$209,674	$2,513	$1,483,795
Segment expenses (1)
Sales and marketing expenses (2)	15,814	149,197	74,270	—	239,281
Processing expenses (3)	541,180	59,726	3,536	—	604,442
Transaction losses and fraud management (4)	99,732	93,456	2,617	—	195,805
Customer support and related expenses (5)	38,962	19,048	2,914	—	60,924
Compensation and benefits expenses (6)	—	—	—	125,734	125,734
Other segment items (7)	—	—	13,161	73,574	86,735
Total segment expenses	695,688	321,427	96,498	199,308	1,312,921
Segment profit	$77,303	$177,190	$113,176	$(196,795)	$170,874

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 25—Segment Information (continued)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

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

The reconciliations of total segment revenues to total operating revenues are presented below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total segment revenues	$2,068,704	$1,707,715	$1,483,795
Embedded finance and processing expenses	18,043	18,917	20,449
Other income	(6,256)	(2,756)	(2,916)
Total operating revenues	$2,080,491	$1,723,876	$1,501,328
Segment revenue adjustments represent commissions and certain processing-related costs associated with our embedded finance products and services, which are netted against revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.
The reconciliations of segment profit to income (loss) before incomes taxes are presented below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total segment profit	$173,565	$165,386	$170,874

Reconciliation to (loss) income before income taxes
Depreciation and amortization of property, equipment and internal-use software	64,722	63,422	58,715
Stock based compensation and related employer taxes	19,170	30,353	34,288
Amortization of acquired intangible assets	20,798	21,277	24,257
Impairment charges	2,023	9,625	—
Legal settlement expenses	6,125	33,791	23,614
Restructuring and other charges	22,125	—	—
Transaction and related acquisition costs	11,278	—	—
Other	13,665	8,586	7,330
Operating income (loss)	13,659	(1,668)	22,670
Interest expense, net	6,152	5,506	3,027
Other expense, net	(104,779)	(15,365)	(5,010)
(Loss) income before income taxes	$(97,272)	$(22,539)	$14,633

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
Report of management on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Green Dot Corporation. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in "Part II, Item 8" of this Annual Report on Form 10-K.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
ITEM 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers,” “Corporate Governance and Director Independence—Code of Business Conduct and Ethics,” and “Corporate Governance and Director Independence—Committees of Our Board of Directors—Audit Committee.” With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2026 Annual Meeting of Shareholders in a section entitled “Additional Information—Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to our Annual Report filed on Form 10-K for the year ended December 31, 2024.
ITEM 11. Executive Compensation
The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Executive Compensation” excluding the sub-caption “Equity Compensation Plan Information.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the captions “Corporate Governance and Director Independence" and “Transactions with Related Parties, Founders and Control Persons.”
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our proxy statement for our 2026 Annual Meeting of Stockholders under the caption “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

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
3. Exhibits
The following exhibits are filed as part of or furnished with this annual report on Form 10-K as applicable:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith
2.1++	Agreement and Plan of Merger, dated as of November 23, 2025, by and among Green Dot Corporation, CommerceOne Financial Corporation, Compass Sub North, Inc., Compass Sub East, Inc. and Compass Sub West, Inc.	8-K	November 26, 2025	2.1

3.1	Tenth Amended and Restated Certificate of Incorporation of the Registrant.	S-1(A2)	April 26, 2010	3.02

3.2	Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Green Dot Corporation.	8-K	May 31, 2017	3.1

3.3	Amended and Restated Bylaws of the Registrant.	8-K	December 19, 2016	3.1

3.4	Amendment to Amended and Restated Bylaws of Green Dot Corporation (dated March 4, 2020).	8-K	March 6, 2020	3.1

3.5	Certificate of Designations of Series A Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of Green Dot Corporation dated as of December 8, 2011.	8-K	December 14, 2011	3.01

4.1	Description of Securities.				X

4.2++	Form of 8.75% Fixed Rate Senior Note due 2029 (included as Exhibit A to the Senior Note Purchase Agreement filed as Exhibit 10.8).	10-Q	November 8, 2024	4.1

10.1*	Form of Indemnity Agreement.	S-1(A4)	June 29, 2010	10.01

10.2*	Green Dot Corporation 2010 Equity Incentive Plan, as amended and restated.	DEF 14A	April 11, 2025	^

10.3	2010 Employee Stock Purchase Plan, as amended and restated	DEF 14A	April 11, 2025	^^

10.4+	2020 Amended and Restated Walmart MoneyCard Program Agreement dated as of May 1, 2015 by and among the Registrant, Green Dot Bank, Wal-Mart Stores, Inc., Walmart Stores Texas L.P., Wal-Mart Louisiana, LLC, Wal-Mart Stores Arkansas, LLC, Wal-Mart Stores East, L.P. and Wal-Mart Puerto Rico, Inc. and Walmart Apollo, LLC.	10-K	March 2, 2020	10.6

10.5*	Form of Executive Severance Agreement.	S-1(A-2)	April 26, 2010	10.12

10.6*	Green Dot Corporation Executive Incentive Plan	10-Q	November 6, 2020	10.1

10.7*	Amended and Restated Employment Agreement, dated October 16, 2022, between Green Dot Corporation and George Gresham	8-K	October 17, 2022	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith

10.8++	Senior Note Purchase Agreement by and between the Company and the several purchasers.	10-Q	November 8, 2024	10.1

10.9*	Form of Retention Bonus Award Agreement	10-Q	May 12, 2025	10.1

10.10+	Amendments to 2020 Amended And Restated Walmart MoneyCard Program Agreement, dated as of January 1, 2020, among the parties thereto.	10-Q	August 11, 2025	10.1

10.11++	Separation Agreement, dated as of November 23, 2025, by and among Green Dot Corporation, Green Dot OpCo, LLC and Compass Sub North, Inc..	8-K	November 26, 2025	10.1

10.12	Support Agreement, dated as of November 23, 2025, by and among CommerceOne Financial Corporation, Compass Sub North, Inc., Green Dot Corporation, and the persons set forth on Schedule I thereto.	8-K	November 26, 2025	10.2

19.1	Insider Trading Policy of Green Dot Corporation.	10-K	March 4, 2025	19.1

21.1	Subsidiaries of Green Dot Corporation.				X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

31.1	Certification of William I Jacobs, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Jess Unruh, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of William I Jacobs, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Jess Unruh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97*	Compensation Recovery Policy	10-K	February 29, 2024	97

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________
*        Indicates management contract or compensatory plan or arrangement.
**    Furnished, not filed.
^    Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement, dated April 11, 2025, for the 2025 Annual Meeting of Stockholders.

^^    Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement, dated April 11, 2025, for the 2025 Annual Meeting of Stockholders.
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

Green Dot Corporation

Date:	March 16, 2026	By:	/s/ William I Jacobs
		Name:	William I Jacobs
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ William I Jacobs	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026
Name:	William I Jacobs

By:	/s/ Jess Unruh	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
Name:	Jess Unruh

By:	/s/ J. Chris Brewster	Director	March 16, 2026
Name:	J. Chris Brewster

By:	/s/ Saturnino Fanlo	Director	March 16, 2026
Name:	Saturnino Fanlo

By:	/s/ Robert Millard	Director	March 16, 2026
Name:	Robert Millard

By:	/s/ Michelleta Razon	Director	March 16, 2026
Name:	Michelleta Razon

By:	/s/ Ellen Richey	Director	March 16, 2026
Name:	Ellen Richey

By:	/s/ George T. Shaheen	Director	March 16, 2026
Name:	George T. Shaheen