Form 10-K/A
period 2025-12-31
GREEN DOT CORP
filed 2026-04-30
CIK 1386278

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
There were 56,661,261 shares of Class A common stock, par value $0.001 per share, as of March 31, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
None.

GREEN DOT CORPORATION
FORM 10-K/A
For the Fiscal Year Ended December 31, 2025

PART III
PART IV

Item 15. Exhibits and Financial Statement Schedules	45
Signatures	46

In this report, unless otherwise specified or the context otherwise requires, “Green Dot,” “we,” “us,” and “our” refer to Green Dot Corporation and its consolidated subsidiaries and "Green Dot Bank" refers to our wholly owned subsidiary bank.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this" Amendment") supplements our Annual Report on Form 10-K for the year ended December 31, 2025, which we filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we may not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by the Original Filing.
This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference of our definitive proxy statement.
In addition, this Amendment amends Part IV, Item 15 of the Original Filing to provide audited financial statements for TailFin Labs, LLC (“TailFin”), pursuant to Rule 3-09 of Regulation S-X for the fiscal years ended January 31, 2026 and 2025. In accordance with Rule 3-09(b)(1), TailFin’s financial statements are being filed herewith as Exhibit 99.1 within three months after the end of TailFin’s fiscal year. In addition, this Amendment revises Part IV, Item 15 of the Original Filing to include the filing of new Exhibits 31.3, 31.4, 32.3 and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and new Exhibit 23.2, consent of Ernst & Young LLP, independent registered public accounting firm.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date on which it was filed, and we have not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
Our Board of Directors, and his or her age, occupation and length of board service as of March 31, 2026, are provided in the table below. Additional biographical descriptions of the nominees are set forth in the text below the table.

Name of Director/Nominee	Age	Principal Occupation	Director Since
J. Chris Brewster (1)(2)(3)	76	Former Chief Financial Officer, Cardtronics, Inc.	April 2016
Saturnino Fanlo (1)(3)	65	Former Chief Financial Officer and Chief Operating Officer, Human Longevity, Inc.	May 2016
William I Jacobs*	84	Chief Executive Officer, Green Dot Corporation	April 2016
Robert Millard (1)(2)(4)	58	Chief Financial Officer, CHG Healthcare	March 2024
Michelleta Razon (2)(4)	50	Former CTO and Head of Engineering, Legal AI, Thomson Reuters	October 2023
Ellen Richey (2)(4)	77	Former Vice Chairman and Chief Risk Officer, Visa, Inc.	April 2020
George T. Shaheen+ (1)(3)	81	Managing Director, Andersen, LLP	September 2013
_____________
*    Chairperson of the Board
+    Lead Independent Director
(1)Member of the Audit Committee
(2)Member of the Risk Committee
(3)Member of the Compensation Committee
(4)Member of the Nominating and Corporate Governance Committee
Director Biographies

J. Chris Brewster

Age:	Director Since:	Committees	Other Public Directorships
76	2016	Audit (Chair), Compensation, Risk	None
J. Chris Brewster served as our interim President from January 2020 to March 2020 and has served on our Board of Directors since April 2016. Prior to that, Mr. Brewster served as Chief Financial Officer of Cardtronics, Inc., a provider of automated consumer financial services through ATMs and other devices, from February 2004 until February 2016, when he transitioned to an executive advisor to that company and then served in that capacity until February 2017. Prior to joining Cardtronics, from September 2002 until February 2004, Mr. Brewster provided consulting services to various businesses. From October 2001 until September 2002, Mr. Brewster served as Executive Vice President and Chief Financial Officer of Imperial Sugar Company, a publicly traded refiner and marketer of sugar and related products. From March 2000 to September 2001, Mr. Brewster served as Chief Executive Officer and Chief Financial Officer of WorldOil.com, a privately held internet, trade magazine, book and catalog publishing business. From January 1997 to February 2000, Mr. Brewster served as a partner of Bellmeade Capital Partners, LLC, a merchant banking firm specializing in the consolidation of fragmented industries. From March 1992 to September 1996, Mr. Brewster served as Chief Financial Officer of Sanifill, Inc., a publicly traded environmental services company. From May 1984 to March 1992, Mr. Brewster served as Chief Financial Officer of National Convenience Stores, Inc., a publicly traded operator of 1,100 convenience stores. He has served on the board of directors of R3, LLC, a privately held financial technology company, since September 2017 including as Non-Executive Chairman and Chairman of the Audit Committee. He has also served as a director for the Houston Area Parkinson Society since January 2015. Mr. Brewster holds a B.S. degree in Industrial Management from the Massachusetts Institute of Technology and an M.B.A. degree from Harvard Business School. We believe Mr. Brewster should serve as a member of our Board of Directors based on his extensive management experience, the perspective he brings as a Chief Financial Officer of various companies, including most recently holding a long tenured CFO position at a company highly correlated with Green Dot’s customer base and business model, and his consumer financial services industry experience more broadly.

Saturnino "Nino" Fanlo

Age:	Director Since:	Committees	Other Public Directorships
65	2016	Audit, Compensation	None
Saturnino “Nino” Fanlo has served on our Board of Directors since May 2016. Mr. Fanlo previously served as the Chief Financial Officer and Chief Operating Officer of Human Longevity, Inc., a genomic-based, health intelligence company, from June 2017 to June 2018. Prior to joining Human Longevity, Mr. Fanlo served as President and Chief Financial Officer of Social Finance, Inc., a marketplace lender and financial services company, from June 2012 to May 2017. He also served as Chief Operating Officer of that company from December 2013 to August 2015 and as a member of its board of directors from June 2012 to September 2015. Previously, Mr. Fanlo served as Senior Advisor at Golden Gate Capital, a private equity firm, from April 2009 to February 2011; as Chief Executive Officer and a director of KKR Financial Holdings LLC, a publicly traded subsidiary of KKR & Co. L.P., from 2004 through December 2008; as the Chief Executive Officer and member of the investment committee of KKR Financial Advisors, LLC, the manager of KKR Financial Advisor, LLC, from June 2004 through December 2008, and as a member of Kohlberg Kravis Roberts & Co. L.P. from June 2008 through December 2008; as a director of Capmark Financial Group Inc. from 2006 until 2009; as Executive Vice President and Treasurer of Wells Fargo & Company from July 2000 to June 2004; as a founder and, from August 2001 to June 2004, President of Sutter Advisors LLC, a registered investment advisor formed in 2001 and a wholly-owned subsidiary of Wells Fargo; and as Vice President at Goldman Sachs Group, Inc. from 1990 to 1995. Mr. Fanlo also served in investment banking and asset management roles at Credit Suisse Group AG, Metropolitan Life Insurance Company and Australian Capital Equity Pty Ltd. Mr. Fanlo holds a B.A. in Economics from Haverford College. We believe Mr. Fanlo should serve as a member of our Board of Directors based on his extensive experience in financial services and capital markets.

William I Jacobs

Age:	Director Since:	Committees	Other Public Directorships
84	2016	None	None
William I Jacobs has served as our Chairperson of the Board since June 2016 and since January 2026, as our Chief Executive Officer, a position he also held on an interim basis from March 2025 to January 2026 and from January 2020 to March 2020. Mr. Jacobs previously served as a member of the board of directors of Corsair Partnering Corporation, a special purpose acquisition company sponsored by an affiliate of Corsair Capital LLC, from March 2021 through July 2023. Mr. Jacobs also previously served as a member of the board of directors of Global Payments, Inc., a payment processing services company, from 2001 to April 2022, during which time he served as the Chairman of the board of directors from June 2014 until September 2019. He also served as Lead Independent Director of Global Payments from 2003 to May 2014 and as one of its business advisors from August 2002 until September 2019. Prior to joining the board of directors of Global Payments, Mr. Jacobs served as Managing Director and Chief Financial Officer of The New Power Company from 2000 to 2002. From 1995 to 2000, Mr. Jacobs served in various senior roles at MasterCard International. Prior to MasterCard, Mr. Jacobs served as Executive Vice President, Chief Operating Officer of Financial Security Assurance, Inc., from 1984 to 1994. Mr. Jacobs previously served on the board of directors of Asset Acceptance Capital Corp., Investment Technology Group, Inc., and Alpharma, Inc. Mr. Jacobs also served on the board of directors of Repay Holdings Corporation, a publicly traded financial technology company, from July 2019 to June 2025. He holds a B.S. degree in Business Administration from American University and a J.D. from American University Washington College of Law. We believe Mr. Jacobs should serve as a member of our Board of Directors based on his extensive management experience in the financial services sector, including in finance and operations and his experience as a board member of other public companies, including committee service. In particular, we believe Mr. Jacobs’ experience as a long-serving member on the board of directors of Global Payments, including serving as Chairman during the period of time that company completed one of the largest acquisitions ever in the payments industry, will provide Green Dot with highly relevant and specific expertise in the payments and financial services industries.

Robert Millard

Age:	Director Since:	Committees	Other Public Directorships
58	2024	Nominating and Corporate Governance (Chair), Risk, Audit	None

Robert Millard has served on our Board of Directors since March 2024. Since October 2017, Mr. Millard has served as a member of the board of directors of our subsidiary bank, Green Dot Bank ("Green Dot Bank"), where he also served on its Risk Committee and Audit Committee. Mr. Millard is currently the Chief Financial Officer at CHG Healthcare ("CHG"), the largest temporary physician staffing services firm in the U.S., where he has served since March 2018, leading its finance and risk management functions. Prior to CHG, Millard served as Chief Financial Officer at Earnest Inc. ("Earnest"), a consumer lending financial technology company from September 2016 to March 2018. Prior to Earnest, Mr. Millard served in accounting policy and controller roles with GE Capital from 2002 through 2008 before becoming Chief Financial Officer for GE Capital Bank from 2008 through 2016. Mr. Millard also served in various roles with Andersen, LLP from 1990 to 2002. Mr. Millard holds a B.S. in Accountancy from Fairfield University. We believe Mr. Millard should serve as a member of our Board of Directors based on his extensive financial management experience as a Chief Financial Officer of various companies and expertise in the financial and banking industries.

Michelleta Razon

Age:	Director Since:	Committees	Other Public Directorships
50	2023	Risk, Nominating and Corporate Governance	None
Michelleta Razon has served on our Board of Directors since October 2023. Mrs. Razon has over 28 years of experience in payments, finance, strategic planning, operations, digital transformation, artificial intelligence, technology and innovation. She most recently served as Global Head of Engineering, Legal AI at Thomson Reuters, a multinational content-driven technology conglomerate, where she led technology, strategy and innovation from May 2024 to July 2025. Prior to Thomson Reuters, Mrs. Razon served as Global Vice President and General Manager, Google Cloud Business Platform at Alphabet, Inc., a multinational technology company, from October 2021 to September 2023, where she led product engineering, strategy and operations for the global commercial billing and corporate finance systems for the Google Cloud Platform. Prior to Google, Mrs. Razon served as Executive Vice President and Senior Vice President at Mastercard Inc., multinational payment card services corporation, from 2018 to 2021 leading the global product engineering and operations organizations for the Commercial Solutions & Business-to-Business payment businesses. From 2001 to 2018, Mrs. Razon served in senior leadership and technology roles at Teradata, including Vice President of Analytic Applications. Mrs. Razon serves as the Chairperson of the Board for America on Tech, a national nonprofit organization focused on technology education. Mrs. Razon holds a B.S. in Mathematical Sciences and Computer Science from the University of North Carolina at Chapel Hill and a M.S. in Computer Science from Capitol College. We believe Mrs. Razon should serve as a member of our Board of Directors based on her extensive experience in operations, digital transformation, regulatory compliance and strategy and innovation across payments, finance and technology for consumer-focused public companies.

Ellen Richey

Age:	Director Since:	Committees	Other Public Directorships
77	2020	Risk (Chair), Nominating and Corporate Governance	Cantaloupe, Inc.
Ellen Richey has served on our Board of Directors since April 2020. Ms. Richey previously served as the Vice Chairman of Risk and Public Policy at Visa Inc., a global payment technology provider, from October 2014 to May 2019 and as its Chief Risk Officer from February 2017 to July 2019. Ms. Richey also concurrently served as Visa's Chief Legal Officer and Chief Enterprise Risk Officer in 2014 and as Visa's Chief Enterprise Risk Officer from October 2007 to December 2013. Ms. Richey also served as a member of Visa’s executive committee throughout her tenure with Visa. In those positions, she was responsible for Visa’s risk, audit, compliance, payment system security and public policy teams and was also responsible for Visa's legal function in 2014. Prior to joining Visa, she worked at Washington Mutual Inc. as senior vice president of enterprise risk management and executive vice president of card services from October 2005 to June 2006. Prior to that, Ms. Richey served as the Vice Chairman of Providian Financial Corporation, where she had responsibility for the enterprise risk management, legal, corporate governance, corporate relations, compliance and audit functions from October 1999 to December 2005. Ms. Richey has also served on the board of directors of Cantaloupe, Inc. (formerly USA Technologies, Inc.) since May 2020. Ms. Richey previously served as executive vice president and as a member of the board of directors of Green Visor Financial Technology Acquisition Corporation l from May 2021 to May 2023. Ms. Richey holds a B.A. in Linguistics and Far Eastern Languages from Harvard University and a J.D. from Stanford Law School, and she served as a law clerk for Associate Justice Lewis F. Powell, Jr. of the United States Supreme Court from 1979 to

1980. We believe Ms. Richey should serve as a member of our Board of Directors based on her extensive enterprise risk management and public policy experience, and expertise in the payments and financial services industries.

George T. Shaheen

Age:	Director Since:	Committees	Other Public Directorships
81	2013	Compensation (Chair), Audit	Marcus & Millichap, Inc.
George T. Shaheen has served on our Board of Directors since September 2013 and, since March 2025, as our Lead Independent Director, a position he also held from January 2020 to April 2020. Mr. Shaheen has served as a Managing Director of Andersen, LLP, an international tax and legal firm since July 2022. Prior to that, Mr. Shaheen was the Chief Executive Officer and Chairman of the board of directors of Entity Labs, a privately held technology company in the data collection, storage and analytics industry from December 2006 until July 2009. Mr. Shaheen was the Chief Executive Officer of Siebel Systems, Inc., a CRM software company, from April 2005 until the sale of the company in January 2006. From October 1999 to April 2001, he served as the Chief Executive Officer and Chairman of the Board of Webvan Group, Inc., an online grocery and delivery service. Previously, he was the Chief Executive Officer and Global Managing Partner of Andersen Consulting, which later became Accenture, from 1988 to 1999. Mr. Shaheen has served on the boards of directors of Marcus & Millichap, Inc., a commercial real estate brokerage company, since October 2013 and [24]7.ai, a privately held venture backed customer service technology company, since December 2003. Mr. Shaheen previously served on the boards of directors of NetApp, Inc., an enterprise technology company that provides data storage systems, from June 2004 until September 2024, and Korn/Ferry International, an international executive search and consulting firm, from April 2020 until September 2022. Mr. Shaheen received a B.S. degree in Business and M.B.A. degree from Bradley University. We believe Mr. Shaheen should serve as a member of our Board of Directors based on his extensive management experience, the perspective he brings as a Chief Executive Officer of various companies and his experience as a board member of other public companies.
There are no familial relationships among our directors and officers.
OUR EXECUTIVE OFFICERS
The names of our executive officers, their ages as of March 31, 2026, and their positions are shown below.

Name	Age	Position
William I Jacobs	84	Chief Executive Officer and Chairperson of the Board
Amy Pugh	55	General Counsel and Secretary
Chris Ruppel	54	President and Chief Revenue Officer
Jess Unruh	46	Chief Financial Officer
Teresa Watkins	45	Chief Operations Officer
For information regarding Mr. Jacobs, please refer to "Our Board of Directors” on page 2 above.
Amy Pugh has served as our General Counsel and Secretary since September 2022. Prior to joining us, Ms. Pugh served in multiple roles at Cross River Bank since December 2019, most recently as Associate General Counsel. Prior to that, she served in various legal counsel roles at Ubiquity Global Services, Inc. from July 2015 to December 2019, most recently as Senior Vice President, Legal. Ms. Pugh received a B.A. in History from the University of Kentucky and a J.D. from the Salmon P. Chase College of Law at Northern Kentucky University.
Chris Ruppel has served as our Chief Revenue Officer since November 2022 and as our President since January 2026, a position he also held on an interim basis from March 2025 to January 2026. Since January 2026, Mr. Ruppel has also served as Chief Executive Officer and President of Green Dot Bank, a position he held on an interim basis from March 2025 to January 2026. Previously, he had served as our Head of Direct to Consumer from March 2022 to November 2022 and as General Manager of Wage and Corporate Disbursements from March 2017 to March 2022. Mr. Ruppel joined Green Dot in connection with our March 2017 acquisition of UniRush LLC, where he had served as that company’s President of rapid! PayCard since January 2015. He founded rapid! PayCard, a prepaid payroll debit card provider, and served as its Chief Executive Officer from January 2004 until March 2011, when it was acquired by WEX Inc. Following the acquisition of rapid! PayCard, he served in leadership positions at WEX Inc., including most recently as General Manager of Prepaid Cards, The Americas, from March 2013 to January 2014. Mr. Ruppel received B.A. degrees in English and Finance from Florida State University.

Jess Unruh has served as our Chief Financial Officer since November 2022. Previously, he served as our Chief Accounting Officer since May 2015. From October 2016 to December 2019, he served as our Operational Chief Financial Officer and as our interim Chief Financial Officer from January 2020 until October 2021. Mr. Unruh served as our Vice President, Financial Reporting, from July 2013 to May 2015, and as Director, Accounting Projects, from July 2009 to June 2013. Prior to joining Green Dot, Mr. Unruh served in the audit practice at Ernst & Young LLP, an accounting firm, from 2003 to April 2009. Mr. Unruh holds B.S. degrees in Accounting and Business Administration from the University of Southern California.
Teresa Watkins has served as our Chief Operations Officer since November 2022. Previously, she served as our Senior Vice President of Payment Processing since August 2021. From September 2016 to August 2021, she served as our Vice President, Financial Processing Operations and, from December 2013 to September 2016, she served our Lead Technical Program Manager. Prior to joining us, Ms. Watkins served in multiple roles at JPMorgan Chase & Company over a more than eight-year period, including most recently as Senior Financial Operations Manager from October 2006 to December 2013. Ms. Watkins received a Master of Accounting and a B.S. in Accounting from University of South Florida.
Delinquent Section 16(a) Reports
Section 16 of the Exchange Act requires Green Dot’s directors, executive officers and any persons who own more than 10% of Green Dot’s Class A common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on its review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, Green Dot believes that all Section 16(a) filing requirements were timely met in fiscal year 2025.
Code of Business Conduct and Ethics
We have adopted codes of business conduct and ethics that, on a combined basis, apply to all of our board members, officers and employees (the “Code”). Our Audit Committee is responsible for annually reviewing and reporting to the Board on the adequacy of the Code and discussing with the Nominating and Corporate Governance Committee updating the Code and relevant policies. The Audit Committee considers waivers of the Code (other than transactions that are subject to review by the Board as a whole or any other committee of the Board), including waivers requested for executive officers and directors (other than where the potential waiver involves a member of the Audit Committee, in which event, such waiver shall be subject to the review of the Board), and has authority to grant any such waivers.
Our Code of Business Conduct and Ethics and our Director Code of Business Conduct and Ethics are posted on the Investor Relations section of our website located at http://ir.greendot.com, by clicking on “Governance” and then selecting “Code of Business Conduct and Ethics” or “Director Code of Business Conduct and Ethics,” respectively. Any amendments or waivers of our Code of Business Conduct and Ethics and our Director Code of Business Conduct and Ethics pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

Identification of Audit Committee and Financial Expert
We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee, including each member that our Board has determined is an “audit committee financial expert” under SEC rules and regulations, are identified below.

Members:	J. Chris Brewster (Chair)
Saturnino Fanlo
Robert Millard
George T. Shaheen

Financial Experts:	Each member of our Audit Committee is financially literate as required by current NYSE listing standards. In addition, our Board has determined that Mr. Brewster is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K based on his experience as Chief Financial Officer of various companies, Mr. Fanlo is an audit committee financial expert based on his experience as Chief Financial Officer of various companies and extensive experience in financial services and capital markets and Mr. Millard is an audit committee financial expert based on his experience as a certified public accountant auditing private and public companies, his previous accounting policy and controller roles and his experience as Chief Financial Officer of various companies.

Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us, as well as by Green Dot itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 11. Executive Compensation
Executive Compensation and Related Information
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section, or CD&A, is designed to provide our stockholders with an explanation of our executive compensation philosophy and objectives, our 2025 executive compensation program and the compensation paid by the Company to the following named executive officers in 2025, referred to throughout this proxy statement as our NEOs:

William I Jacobs, Chief Executive Officer (“CEO”)[1]
Jess Unruh, Chief Financial Officer (“CFO”)
Chris Ruppel, President[1] and Chief Revenue Officer (“CRO”)
Amy Pugh, General Counsel and Secretary
Teresa Watkins, Chief Operations Officer (“COO”)
George Gresham, Former President and Chief Executive Officer[1]
1 Mr. Gresham ceased serving as President and CEO and Mr. Jacobs was appointed as interim CEO and Mr. Ruppel as interim President, effective March 7, 2025. Effective January 6, 2026, the roles served by Mr. Jacobs and Mr. Ruppel were made permanent.
2025 Pay for Performance Outcomes and Leadership Transitions
During 2025, we balanced the impact of ongoing headwinds with operational improvements and growth in our business-to-business and embedded finance businesses, aided by new partner wins reflecting the increasing demand and growth opportunity in embedded finance and Green Dot’s unique value proposition.
Our 2025 results included:
•GAAP total operating revenues of $2.1 billion
•GAAP net loss of $98.9 million
•Adjusted EBITDA (as defined below) of $173.6 million
We were encouraged by the progress we made during 2025, as our financial results exceeded our financial plan for the year. Consistent with our Compensation Committee’s philosophy of linking pay to performance, company performance resulted in above-target payouts (135.8%) to our executive officers under the short-term incentive plan for 2025. These results were accomplished under challenging circumstances. We announced in March 2025 that we had initiated a process to explore potential strategic alternatives, which led to us entering into the Merger Agreement (as defined below) in November 2025, as further described below. We also commenced a CEO transition process in March, pursuant to which our then-serving CEO ceased serving as our President and CEO, and William I Jacobs, our Chairperson of the Board, was appointed to serve as our interim CEO, and Chris Ruppel, our Chief Revenue Officer, was appointed to serve as our interim President. In connection with these announcements, we provided new, or modified existing, compensation arrangements for Messrs. Jacobs and Ruppel, and we granted retention awards, as further described below.
In addition, our results or ranking for the three-year performance period under our performance-based restricted stock units granted in 2023 (the “2023 PRSUs”) were certified by our Compensation Committee to be below (i) the $5.81 non-GAAP cumulative EPS minimum threshold and (ii) the 25th percentile of the TSR (as defined below) of the companies that comprise the S&P 1500 Financials Index, the TSR minimum threshold. As such, in alignment with its pay for performance philosophy, our Compensation Committee determined that no shares subject to the 2023 PRSUs were earned or issued thereunder.

Proposed Transactions with CommerceOne Financial Corporation and Smith Ventures, LLC
In connection with our strategic review process, on November 23, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), with CommerceOne Financial Corporation, an Alabama corporation (“CommerceOne”), Compass Sub North, Inc., a newly formed Delaware corporation and a direct, wholly owned subsidiary of CommerceOne (“New CommerceOne”), Compass Sub East, Inc., a newly formed Delaware corporation and a direct, wholly owned subsidiary of New CommerceOne (“Merger Sub One”), and Compass Sub West, Inc., a newly formed Delaware corporation and an indirect, wholly owned subsidiary of New CommerceOne (“Merger Sub Two”), pursuant to which, upon the terms and subject to the conditions therein, (i) Merger Sub One will merge with and into CommerceOne, with CommerceOne surviving, and Merger Sub Two will merge with and into Green Dot Corporation, with Green Dot Corporation surviving (together, the “First Mergers”); and (ii) following the First Mergers, CommerceOne will merge with and into New CommerceOne, with New CommerceOne surviving under the name “CommerceOne Financial Corporation.”
Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Mergers (the “First Effective Time”), each share of our Class A common stock, issued and outstanding immediately prior to the First Effective Time, other than certain excluded shares held by us, CommerceOne, New CommerceOne or our dissenting stockholders, will be converted into the right to receive (i) 0.2215 shares of the common stock of New CommerceOne and (ii) an amount in cash equal to $8.11 (the “Per Share Cash Consideration”), less any withholding and without interest.
Also on November 23, 2025, we entered into a separation agreement (the “Separation Agreement”), with New CommerceOne and Green Dot OpCo, LLC, a newly formed Delaware limited liability company and affiliate of Smith Ventures, LLC, an Alabama limited liability company (“Payments Buyer”), pursuant to which, upon the terms and subject to the conditions therein, following the First Mergers, (i) Green Dot Corporation will convert into a limited liability company, (ii) Green Dot Corporation will distribute the stock of Green Dot Bank to Compass Sub Northwest, Inc., a Delaware corporation and direct, wholly owned subsidiary of New CommerceOne, and (iii) Payments Buyer will acquire Green Dot Corporation and its non-bank financial technology and related assets and operations for $690 million, the proceeds of which will be paid to New CommerceOne and are expected to be used to fund the Per Share Cash Consideration and to retire certain indebtedness of Green Dot Corporation.
The Merger Agreement and the Separation Agreement were unanimously approved by our Board of Directors. The closing of the transactions (the "Proposed Transactions") contemplated by the Merger Agreement and the Separation Agreement remains subject to the receipt of required regulatory approvals, approval by the stockholders of Green Dot Corporation and CommerceOne and the satisfaction of other customary closing conditions.
Listening to Stockholders
At our 2025 Annual Meeting of Stockholders, which took place in May 2025, we requested that stockholders cast a non-binding advisory vote on the compensation of our NEOs, also known as a "say-on-pay" vote. This proposal passed with approximately 88% of the votes cast (for or against) voted in favor of our compensation program.
Following the 2025 say-on-pay vote, we continued to align our compensation with best practices. Our short-term incentive plan and long-term equity incentive program are designed to foster individual accountability. In 2025, we modified our short-term incentive plan to provide that 75% of the target opportunity depends on company financial performance (with a modifier of 50%-200%) and 25% depends on company regulatory compliance performance based on achievement of pre-established objective regulatory metrics (with a modifier of 0%-200%). For our performance-based restricted stock units (“PRSUs”), we maintained both the earnings per share metric and the three-year relative total stockholder return (“TSR”) metric; however, we changed how the metrics combine to determine payouts. We changed the TSR component from a weighted metric to a modifier of plus or minus 25% on the overall payout. The performance period for the EPS metric was changed from three years to three consecutive one-year performance periods, with no payout until the end of the third performance period, and overall payout subject to modification of plus or minus 25% based on the 3-year relative TSR performance. These changes were designed to increase line of sight to the EPS operating performance and reward opportunity, and thereby enhance retention, while maintaining the 3-year performance emphasis through the relative TSR metric and 3-year payout period.

Compensation Governance Highlights

What We Do:	What We Do Not Do:
We reward performance that meets our predetermined goals	Pay material bonuses without justifiable performance linkage or proper disclosure
A significant portion of our CEO and NEOs’ compensation is performance-based or at risk	Permit short-sales, hedging or pledging of our stock
We have implemented robust stock ownership guidelines for our executives	Enter into employment agreements that provide for fixed terms or automatic compensation increases or equity grants
We have adopted a "claw-back" policy that provides for the recovery of incentive compensation paid to executive officers in the event of a financial restatement	Provide single-trigger change of control benefits
We cap payouts under our plans to discourage inappropriate risk taking by our NEOs	Provide for excessive cash severance
We have double-trigger change in control provisions for all change in control benefits	Provide our executives with tax gross-ups and perquisites
The Compensation Committee retains an independent compensation consultant	Permit repricing or cashing out underwater stock options without stockholder approval
We hold an annual advisory vote on executive compensation	Maintain any executive pension plans, or any retirement programs that are not generally available to all employees
We seek feedback on executive compensation through stockholder engagement	Pay dividends and dividend equivalents on unvested equity awards unless and until awards vest
Our Compensation Philosophy and Objectives

Attract and retain
Offer a total compensation program that flexibly adapts to changing economic, regulatory and organizational conditions, and takes into consideration the compensation practices of peer companies based on an objective set of criteria

Pay for performance
Provide a significant portion of compensation through variable, performance-based components that is at-risk and based on satisfaction of designated financial and non-financial objectives

Align executive interests with our stockholders
Compensate for achievement of short-term and long-term company financial and operating goals and refrain from providing special benefits, “golden parachute” excise tax gross-ups, or accelerated equity vesting except in limited circumstances

Reward actual achievement
Align the interests of our executives with our stockholders by tying a significant portion of total compensation to our overall financial and operating performance and the creation of long-term stockholder value

2025 Executive Compensation
We initiated our exploration of strategic alternatives and our CEO transition process prior to our Compensation Committee's approval of our executive compensation program for 2025. As such, our Compensation Committee endeavored to maintain its traditional pay philosophy and design for our named executive officers other than our interim CEO. The compensation program for our interim CEO was designed, as described below, to best support our strategic review process needs and objectives. This CD&A section does not address our former CEO’s compensation for 2025 due to the timing of his transition. The following table provides a breakdown of the annual target total direct compensation of our NEOs in 2025.1

		Cash Incentives			Equity Incentives
Name	Salary	Annual	Service[2]	Other[3]	Short-Term	Long-Term		Total[5]
					RSUs	RSUs	PRSUs[4]

William I Jacobs	$600,000	—	$720,000	$1,750,000	$2,104,992	—	—	$5,174,992
Jess Unruh	$470,000	$352,500	—	$158,257	$99,999	$581,558	$470,394	$2,132,708
Chris Ruppel	$550,000	$550,000	—	$100,000	$201,271	$620,324	$501,756	$2,523,351
Amy Pugh	$460,000	$345,000	—	$62,500	—	$387,702	$313,595	$1,568,797
Teresa Watkins	$410,000	$307,500	—	$62,500	—	$361,856	$292,691	$1,434,547
George Gresham	$825,000	—	—	—	—	—	—	$825,000
1 Except as described below, reflects 2025 annual salary rates, 2025 target incentive amounts and target value of 2025 PRSUs and RSUs, and not amounts actually earned or paid out. In the case of our interim CEO, reflects 2025 monthly salary rate of $50,000 (annualized), monthly service award of $60,000 (annualized), the maximum potential payout under his discretionary performance bonus award (as no target value was established), and target value of 2025 RSUs.
2 Represents a monthly service award of $60,000 (annualized), which was granted in lieu of a target annual cash incentive award. No performance plan or goals were set for this award in contemplation of a short-term assignment.
3 Includes the first installment of cash retention awards of Messrs. Ruppel and Unruh and Mses. Pugh and Watkins. Also includes discretionary performance-based bonuses paid to Messrs. Jacobs and Unruh as described under "--Additional Cash Awards." below.
4 See “ –  Target Values versus Accounting Values” section below for information about how this value is calculated.
5 These amounts are not a substitute for the amounts disclosed in the 2025 Summary Compensation Table, which are disclosed in accordance with SEC rules.
Our interim CEO initially received a combination of cash pay and short-term, time-based equity awards in contemplation of a short-term assignment. In June 2025, taking into account our strategic review process and our company's needs at that time, the Compensation Committee extended our interim CEO's initial compensation package, continuing his cash pay and awarding additional equity compensation on the same terms, and provided an opportunity for our interim CEO to earn a one-time bonus of up to an additional $1,750,000, payable in cash or shares of our Class A common stock (at his election), based on his performance and company performance during the period from June 6, 2025 to January 7, 2026, as determined by the Compensation Committee in its sole discretion. The Compensation Committee designed this one-time discretionary bonus to, among other things, incentivize our interim CEO to prioritize company performance and execution while endeavoring to lead our company toward completion of its potential sale as our strategic review process was nearing its end.
Elements of Compensation
The key components of our compensation program for our NEOs (other than our interim CEO) in 2025 are summarized in the table below. The Compensation Committee considers each compensation component individually and all compensation components in the aggregate when making decisions regarding amounts that may be awarded under each compensation component.

Compensation Element	Form of Compensation	Guaranteed vs. At-Risk	Performance vs. Time-based

Base Salary	Cash	Guaranteed	N/A
Annual Incentive	Cash	At-Risk	Performance-based
Annual Long-term Incentives	PRSUs[1] RSUs[2]	At-Risk At-Risk	Performance-based Time-based
Termination, Change in Control, and Retirement Benefits	Cash/Equity/Other	N/A	N/A
1 The Compensation Committee granted PRSUs that vest based on three-year TSR and consecutive annual EPS performance goals over a three-year period in connection with the annual review cycle.

2 The Compensation Committee granted time-based RSUs in connection with the annual review cycle.

Analysis of Compensation Components
Base Salary

2025 BASE SALARY
Philosophy	Considerations
•Attract and retain. Provide fixed compensation to attract and retain key executives
•Salary reviewed and set annually

•The factors used to determine base salaries included scope of responsibilities, individual and company performance (for current employees), retention, date of last increase (for current employees), internal equity, equity ownership, our 2025 peer group data and the recommendations of our CEO (other than with respect to his own compensation)

The following table summarizes the annual base salary rates of our NEOs in 2025.

Name	2025 Base Salary	2024 Base Salary	Change (%)

William I Jacobs	$600,000[1]	N/A	—
Jess Unruh	$470,000	$470,000	—
Chris Ruppel	$550,000	$485,000	13.4
Amy Pugh	$460,000	$460,000	—
Teresa Watkins	$410,000	$410,000	—
George Gresham	$825,000	$825,000	—
1 As interim CEO, Mr. Jacobs received a monthly salary of $50,000 under his initial and extended interim CEO compensation package. Mr. Jacobs' pro-rated salary in 2025 was $482,991.
In connection with Mr. Ruppel's promotion to interim President of the Company and interim Chief Executive Officer and President of Green Dot Bank, the Compensation Committee increased his previously-approved annual base salary from $485,000 to $550,000.

2025 Annual Incentive Awards

2025 ANNUAL INCENTIVE AWARDS
Philosophy	Target Amount Considerations	Award Design Considerations	Performance Conditions

•Pay for Performance: Establish appropriate short-term performance conditions that the Compensation Committee believes will drive our future growth and profitability

•Reward Achievement: Reward achievement of short-term performance conditions

•Align Interests with Stockholders:
Payout tied to company performance consistent with 2025 financial plan and pre-established objective regulatory metrics

•Attract and Retain Executives:
Offer market competitive incentive opportunities

•Factors used to determine target amounts included: (i) role, the scope of responsibilities, individual and company performance (for current employees), current salary (for current employees), internal parity, and anticipated future contributions of the NEO; (ii) our 2025 peer group and broader survey data; and (iii) the recommendations of our interim CEO (other than with respect to his own compensation)

•Adjusted EBITDA was chosen as the primary goal because it is widely used by investors and analysts to measure our overall operating performance

•Outcomes are both a function of corporate financial achievement and regulatory compliance performance based on pre-established objective regulatory metrics

•Threshold adjusted EBITDA goal of $135 million (90% of target) for any amounts to be earned, target of $150 million, and maximum of $192 million (128% of target)

•Pre-established objective regulatory metrics to achieve regulatory compliance goals related to remediation progress during 2025 and performance evaluated on the whole

•Adjusted EBITDA determined 75% of payout opportunity (50% to 200%) and regulatory compliance performance determined 25% of payout opportunity (0% to 200%)

•Opportunity to earn up to 200% of the target incentive amount for superior performance

•Adjusted EBITDA was defined to be consistent with the definition used in our earnings releases

In early 2025, the Compensation Committee approved the 2025 Executive Officer Incentive Bonus Plan (the “2025 Incentive Plan”). We believe that, to provide for an appropriate incentive, the goals should be such that to achieve 100% of the objective, the performance for the performance period must be aligned with our Company’s financial and regulatory compliance plans, and that our NEOs (other than our interim CEO) should not be rewarded for Company performance that did not approximate our Company’s financial and regulatory compliance plans. Accordingly, our cash incentive compensation plan was designed to not pay our NEOs for the company performance component of the 2025 Incentive Plan if our Company failed to achieve at least 90% of the target adjusted EBITDA goal for 2025 or for the regulatory compliance component of the 2025 Incentive Plan, if a sufficient number of pre-established objective regulatory metrics were not achieved for 2025.

				75%	x	Financial Performance Multiplier
Base Salary	x	Target Annual Incentive Bonus Percentage	x		+		=	Annual Incentive
				25%	x	Regulatory Compliance Performance Multiplier

The applicable Adjusted EBITDA goals and corresponding financial performance multipliers, which applied to each NEO’s annual incentive opportunity, are set forth in the table below.

Adjusted EBITDA (in thousands)[1]	Financial Performance Multiplier[2]
$135.0	50%
$142.5	75%
$150.0	100%
$160.5	125%
$171.0	150%
$181.5	175%
$192.0	200%
1 Excludes the impact of non-operating net interest income and expense, income tax benefit and expense, depreciation and amortization, stock-based compensation and related employer payroll taxes, impairment charges, extraordinary severance expenses, certain legal settlement and related expenses, earnings or losses from equity method investments, changes in the fair value of loans held for sale, transaction costs from acquisitions or divestitures, realized gains and losses on available-for-sale securities, restructuring and other charges, and other charges and income that the Compensation Committee determines are not reflective of the Company’s ongoing operating results because such income varies substantially from company to company depending upon their respective financing structures and accounting policies, the book values of their assets, their capital structures and the methods by which their assets were acquired.

2 If actual results fell between two discrete multipliers, linear interpolation would have been used to determine the multiplier.
For 2025, the Compensation Committee introduced pre-established objective regulatory metrics that applied to all the NEOs (other than our interim CEO) to achieve certain regulatory compliance goals related to remediation progress during 2025. The regulatory compliance component was weighted 25% of the target short-term incentive opportunity and designed to take into account achievement of various objective regulatory metrics, as a whole, in order to reward regulatory compliance performance. Payouts based on the regulatory compliance performance component could range from 0% for low achievement to 200% for exceptional achievement.
Annual incentive opportunities, as a percentage of salary, did not increase in 2025 for our NEOs other than for Mr. Ruppel. In connection with Mr. Ruppel's promotion to interim President of the Company and interim Chief Executive Officer and President of Green Dot Bank, the Compensation Committee increased his target annual cash incentive opportunity as a percentage of annual base salary from 75% to 100%. The following table summarizes the target annual incentive opportunity for each NEO (other than our former and interim CEO who did not participate).

Name	Target Annual Incentive Opportunity (% of Salary)	Target Incentive Opportunity
Jess Unruh	75%	$352,500
Chris Ruppel	100%	$550,000
Amy Pugh	75%	$345,000
Teresa Watkins	75%	$307,500
Our actual 2025 adjusted EBITDA of $173.6 million resulted in an aggregate financial performance multiplier of 156%. While the Compensation Committee determined that management had made meaningful progress towards the Company's regulatory compliance goals based on regulatory metric achievement, management did not obtain a targeted level of regulatory metric achievement by December 31, 2025, resulting in the Committee approving a 75% regulatory compliance performance multiplier.
The actual annual incentive awards earned by our NEOs under the 2025 Incentive Plan, which were 135.8% of target are set forth below.

		Financial Component		Regulatory Component
Name	Target Incentive Opportunity (1)	Financial Performance Multiplier	Amount Earned	Regulatory Compliance Performance Multiplier	Adjustment	% of Target Incentive Opportunity Earned After Adjustments	Annual Incentive Payout

Jess Unruh	$352,500	156%	$412,689	75%	$66,094	135.8%	$478,783
Chris Ruppel	$535,397	156%	$626,816	75%	$100,387	135.8%	$727,204
Amy Pugh	$345,000	156%	$403,909	75%	$64,688	135.8%	$468,597
Teresa Watkins	$307,500	156%	$360,006	75%	$57,656	135.8%	$417,662
1 Amounts do not equal the amounts in the column captioned in “Target Incentive Opportunity” in the preceding table due to proration.
Additional Cash Awards
Monthly Service Award to William I Jacobs. Mr. Jacobs received a monthly service award of $60,000 under his initial and extended interim CEO compensation package. In contemplation of a short-term assignment, the award was granted in lieu of a target annual cash incentive award and no performance plan or goals were set thereunder. Mr. Jacobs' aggregate monthly service award pay in 2025 was $579,590.
Discretionary Bonus to William I Jacobs. In June 2025, the Compensation Committee provided Mr. Jacobs with the opportunity to earn a one-time bonus (the “Interim CEO Bonus Award”) of up to $1,750,000, payable in cash or Class A common stock of the Company (at his election), based on Mr. Jacobs’ and Company performance during the period from June 6, 2025 to January 7, 2026, as determined by the Compensation Committee in its sole discretion, subject to service-based conditions through January 7, 2026. The Compensation Committee advised Mr. Jacobs that it would take into account the following factors, among others, when assessing performance during the performance period: execution of the Company’s strategic plan and management of its operations and performance as the Company explores its strategic alternatives, progress towards completion of Corporate Transaction, if any, the financial and operating performance of the Company, and steps taken to facilitate an effective leadership transition. In recognition of the Company’s performance during the period from June 6, 2025 to January 7, 2026 and Mr. Jacobs’s meaningful contributions during the same period, based on the Compensation Committee's review of the performance factors under the Interim CEO Bonus Award, the Compensation Committee awarded Mr. Jacobs a discretionary bonus of $1,750,000 under this arrangement. Subsequent to approving this award, the Compensation Committee provided Mr. Jacobs the opportunity to earn a one-time discretionary bonus of up to $1,250,000 in cash for his service during the period from January 8, 2026 through the consummation of the Proposed Transactions, provided that Mr. Jacobs continues to serve as Chief Executive Officer through such date. The actual amount of the bonus awarded to Mr. Jacobs, if any, will be determined by the Compensation Committee in its sole discretion as of immediately prior to the consummation of the Proposed Transactions, taking into account Mr. Jacobs’ and the Company’s performance during such period.
Discretionary Bonus to Jess Unruh. During 2026, after taking into account the individual performance of Mr. Unruh in 2025, the Compensation Committee awarded Mr. Unruh a discretionary bonus of $95,757 in recognition of his extraordinary contributions throughout the year.
Retention Program. During 2025, the Compensation Committee approved arrangements designed to retain employees critical to execution of our strategic review process (the “Retention Program”). Our named executive officers were awarded the following cash transaction awards under the Retention Program: $200,000 for Mr. Ruppel; and $125,000 to each of Mr. Unruh and Mses. Watkins and Pugh. Pursuant to the Retention Program, subject to the vesting described in the following sentence, if the executive officer was employed with the Company through the announcement of a transaction arising from the Company’s strategic review process (“Announcement”), then 50% of the transaction award vested and became payable, with the balance vesting and becoming payable upon the consummation of said transaction. The program also provided that in the event no Announcement was made by December 31, 2025, then 50% of the transaction award would vest and become payable on that date, with the balance becoming vested and payable on June 30, 2026. On November 24, 2025, 50% of the transaction awards vested when we announced that we had entered into the Merger Agreement, and the balance will vest upon the consummation of the Proposed Transactions, but no later than June 30, 2026, subject to the executive officer's continued employment through such date.

Long-Term Equity-Based Awards
2025 Equity Awards Granted as Part of Annual Grant Cycle
In furtherance of our pay for performance philosophy and culture, we generally grant equity awards to our NEOs on an annual basis. In 2025, as part of the annual compensation review cycle for executive officers the Compensation Committee awarded both PRSUs and RSUs. The PRSUs reflected an adjusted design compared to the 2024 PRSUs and 2023 PRSUs (each as defined below) but maintained the same performance metrics as discussed further below (such PRSU grants, the “2025 PRSUs”). For our NEOs other than our former and interim CEO, on average, approximately 40% of their target equity award value was in the form of PRSUs and approximately 60% in the form of time-based RSUs. The table describes the key feature of the 2025 PRSUs.
In-Cycle 2025 PRSUs

2025 ANNUAL PRSU GRANTS
Philosophy	Grant Amount Considerations	Award Design Considerations	Performance Conditions/ Vesting Conditions

•Pay for Performance: Establish appropriate performance conditions that the Compensation Committee believes will drive our future growth and profitability

•Reward Achievement: Provide meaningful and appropriate incentives for achieving the Company’s financial goals that the Compensation Committee believes are important for our long-term success

•Align Interests with Stockholders: Tie payout of stock awards to profitability and total shareholder return relative to other companies

•Attract and Retain Executives:
Performance conditions are measured and vesting occurs at the end of three years to focus on long-term performance and encourage retention

•Factors used to determine the size of grants included: (i) role, scope of responsibilities, individual and Company past performance (for current employees), current salary (for current employees), internal parity, and anticipated future contributions of the NEO; (ii) the competitiveness of the NEO's overall compensation package with reference to the 2025 peer group practices and broader survey information; (iii) the NEO's existing equity holdings; (iv) the extent to which these holdings are vested; (v) the recommendations of our CEO (other than with respect to his own compensation); and (vi) our “burn rate” relative to our industry burn rate guidelines, per certain stockholder and proxy advisor methodology

•Payout of NEOs’ awards should be based on the Company’s profitability and relative total shareholder return

•Non-GAAP diluted EPS was chosen as one of the long-term metrics because it is widely used by investors and analysts to measure our overall operating performance

•Relative TSR was chosen as the other long-term metric because it is a measure of the total financial value we create for stockholders relative to other companies since TSR combines share price appreciation and reinvestment of dividends

•Vesting is based in part on (i) the achievement of three consecutive annual non-GAAP diluted EPS goals over the 2025-2027 period, in each case as established at the beginning of each annual period, and (ii) the satisfaction of a multi-year service requirement, which runs until 2027

•Additionally, a modifier, based on the achievement of a three-year TSR goal measured relative to the TSR of the companies comprising the S&P 1500 Financials Index at the end of the third year, has the potential to increase or decrease the impact of the overall payout opportunity that would be earned by 25%

•Achievement of the non-GAAP EPS goals could result in a payout ranging from 50% to 175%, subject to the achievement of the threshold or maximum performance level for each period and target (relative TSR) modifier achievement.

The 2025 PRSUs vest based on (i) the achievement of a three consecutive annual non-GAAP diluted EPS goals over the 2025-2027 period, in each case as established by the Compensation Committee at the beginning of each annual period, (ii) relative TSR performance over the three-year performance period, and (iii) the satisfaction of a multi-year service requirement, which runs until 2027. The three-year relative TSR metric could increase or decrease payouts by 25% based on our three-year TSR goal performance relative to the TSR of the companies that comprise the S&P 1500 Financials Index as of the end of the three-year performance period.
Payouts under the 2025 PRSUs are determined at the end of the third year in the 2025-2027 period according to the following formula:

Target PRSU Shares	x	Non-GAAP Diluted EPS Multiplier[1]	x	3-Year Relative TSR Modifier	=	Earned PRSU Shares[2]
1 Represents an amount equal to the sum of three annual Non-GAAP Diluted EPS Multipliers.
2 Subject to an overall maximum payout cap of 175% of Target PRSU shares.
The non-GAAP diluted EPS multiplier for the 2025 PRSUs is calculated as the sum of three equally weighted annual performance goal multipliers achieved for each year within the three years ending December 31, 2027, based on the achievement of annual non-GAAP diluted EPS goals established by the Compensation Committee at the beginning of the corresponding annual period. For example, in the case of the fiscal 2025 PRSUs, at the beginning of each of 2025, 2026 and 2027, the Compensation Committee will approve certain non-GAAP diluted EPS goals for the applicable year. Following the completion of each year, the Compensation Committee will certify the financial goal multiplier (multiplied by one-third) that was earned for such year and following the completion of the 2027 fiscal year, the Compensation Committee will calculate the sum of each financial goal multiplier (multiplied by one-third) earned for each year of the three-year period and certify that sum as the Non-GAAP EPS multiplier.
Additionally, following the completion of the 2027 fiscal year, the Compensation Committee will also certify the three-year relative TSR modifier (using the calculation methodology described further below), and this modifier will be used to increase or decrease the payout by 25%. For example, if the three-year TSR goal achievement is certified by the Compensation Committee to be on the low- or high-end, the three-year relative TSR modifier would be 75% or 125% (subject to the 175% payout cap), respectively.
The 2025 PRSUs vest as to all of the shares earned at the end of the performance period upon certification by the Compensation Committee of achievement of (i) the third annual non-GAAP diluted EPS goal and (ii) the three-year TSR goal measured relative to the TSR of the companies that comprise the S&P 1500 Financials Index at the end of the third year. The Compensation Committee believes that this design provides the appropriate balance between performance and retention for long-term equity incentive awards. Because 2025 was the first year of the three-year performance period for the 2025 PRSUs, no shares were earned and vested. However, the first of the three annual performance goal multipliers was determined as described below.
First Year of EPS Component of 2025 PRSUs (First of Three Annual Performance Goals)
A threshold level of performance must be attained to achieve an annual performance goal multiplier pursuant to the formula described above under the 2025 PRSUs. One-third of the non-GAAP diluted EPS multiplier was to be earned based on the Company’s performance during the period from January 1, 2025 to December 31, 2025 in achieving the non-GAAP diluted EPS goal set forth in the table below. The threshold level of performance was set at $1.01. NEOs also have an opportunity to achieve an annual performance goal multiplier of up to 150% under their 2025 PRSUs for superior performance. Performance below the threshold would have resulted in no annual performance goal multiplier being achieved. The following table shows the annual goals under the 2025 PRSUs and our actual non-GAAP diluted EPS results for 2025.

Non-GAAP 2025 Diluted EPS Goals	2025 Results	First Non-GAAP Diluted EPS Multiplier[1]
$1.01		50%
$1.06		75%
$1.12		100%
$1.18		125%
$1.23	$1.41	150%
1 If non-GAAP cumulative diluted EPS falls between two discrete points in the chart above, linear interpolation is used to determine the payout multiplier.

The above resulted in a non-GAAP diluted EPS multiplier for 2025 of 150%, reflecting achievement above maximum levels. One-third of this multiplier is achieved and will be included as part of the calculation of the Non-GAAP Diluted EPS Multiplier for the 2025 PRSUs.
For purposes of these awards, non-GAAP diluted EPS is calculated each year as set forth below with each of the three years 2025, 2026 and 2027 added to determine the cumulative performance level:

Non-GAAP net income[1]	÷	Non-GAAP diluted weighted-average shares	=	Non-GAAP diluted EPS
1 Excludes the impact of employee stock-based compensation and related employer taxes, amortization of acquired intangible assets, amortization attributable to deferred financing costs, impairment charges, legal settlements and related expenses, earnings and losses from equity method investments, changes in fair value of loans held for sale, extraordinary severance expenses, transaction costs from acquisitions or divestitures, realized gains and losses on available-for-sale securities, restructuring and other charges and other income and expense. Employee stock-based compensation expense includes assumptions about the future fair value of the Company’s Class A common stock (which is influenced by external factors like the volatility of public markets and the financial performance of the Company’s peers).
TSR Component of 2025 PRSUs
While non-GAAP diluted EPS goals determine the initial payout opportunity (0% to 150%) under the 2025 PRSUs, the amount NEOs may earn under the non-GAAP diluted EPS component of the 2025 PRSUs will be modified up or down by up to 25% of the non-GAAP diluted EPS component outcome (subject to the 175% payout cap) based on the Company’s performance in achieving TSR over a three-year period from January 1, 2025 to December 31, 2027, with TSR being measured relative to the TSR of the companies that comprise the S&P 1500 Financials Index at the end of the third fiscal year as set forth in the table below. A ninety-day trailing average stock price for the Company and for each of the companies in the comparator group will be used at the beginning and end of the performance period to mitigate spot price volatility at the beginning and end of the performance period. Determination of the Company’s TSR ranking at the end of the performance period will be made by the Compensation Committee. The threshold level of TSR ranking was set at the 25th percentile or below, resulting in a negative relative TSR adjustment of 25%. NEOs also have an opportunity to earn a positive relative TSR adjustment of up to 25% (subject to the 175% payout cap) for achieving 75th percentile or above performance. The maximum payout of 175% of target PRSUs is consistent with the maximum payout opportunity of the prior year. The Compensation Committee believed the change to using Non-GAAP diluted EPS as the primary driver of payouts under the 2025 PRSUs and shifting relative TSR from a weighted component to a modifier was appropriate to increase focus and line of sight on our financial operating performance (non-GAAP diluted EPS) over the performance period, while also recognizing the importance of maintaining some emphasis on shareholder return performance (relative TSR). The following table shows the TSR goals under the 2025 PRSUs.

TSR Ranking	Relative TSR Adjustment	3-Year Relative TSR Modifier
25th Percentile or below	-25%	75%
50th Percentile	—%	100%
75th Percentile or above	+25%	125%
Because 2025 was the first year of the three-year performance period for the 2025 PRSUs, no shares were earned and vested. The following table summarizes the target number of shares underlying the 2025 PRSUs and 2025 TSR PRSUs:

Name	Target 2025 PRSUs	Target Value[1]
Jess Unruh	49,515	$470,394
Chris Ruppel	52,816	$501,756
Amy Pugh	33,010	$313,595
Teresa Watkins	30,810	$292,691
1 See “ –  Target Values versus Accounting Values” section below for information about how this value is calculated.

In-Cycle 2025 Time-based RSUs

ANNUAL TIME-BASED RSU GRANTS
Philosophy	Considerations for Grant	Vesting Provisions

•Attract and Retain Executives: Promote recruitment and retention of our executives through long-term service vesting period

•Align Interests with Stockholders: Align the interests of executives with those of stockholders by issuing equity awards for which the value is based on our stock price

•Factors used to determine the size of grants included: (i) role, the scope of responsibilities, individual and company past performance (for current employees), current salary (for current employees), internal parity, and anticipated future contributions of the NEO; (ii) the competitiveness of the NEO's overall compensation package with reference to the 2025 peer group practices; (iii) the NEO's existing equity holdings; (iv) the extent to which these holdings are vested; (v) the recommendations of our CEO (other than with respect to his own compensation); and (vi) our “burn rate” relative to our industry burn rate guidelines, per certain stockholder and proxy advisor methodology

•Long-term incentive program design of our 2025 peer group

•Awards vest in three equal installments on each anniversary of the grant date based on continued employment to encourage ongoing retention
The following table summarizes the target number and value of shares underlying the time-based RSUs granted to our NEOs in 2025:

Name	Target RSUs	Promotional RSUs	Total RSUs	Value at Grant

Jess Unruh	74,273	—	74,273	$581,558
Chris Ruppel	79,224	25,542	104,766	$821,595
Amy Pugh	49,515	—	49,515	$387,702
Teresa Watkins	46,214	—	46,214	$361,856
In connection with the In-Cycle 2025 Time-Based RSUs grants in March 2025, the Compensation Committee granted an additional 25,542 RSUs to Mr. Ruppel as compensation for his additional responsibilities as interim President of the Company and interim Chief Executive Officer and President of the Bank. These RSUs provided that they would vest and settle in full on the one-year anniversary of the date of grant, provided Mr. Ruppel continued to provide services to the Company through the vesting date. These RSUs also provided that such vesting and settlement would accelerate as follows upon the following events: on a pro rata basis if Mr. Ruppel’s interim service is terminated without cause prior to May 31, 2025, based on the number of whole months served during this interim service period; or in full in the event such a termination occurs on or after May 31, 2025. These RSUs vested according to their terms in March 2026.
Off-Cycle 2025 Time-based RSUs
William I Jacobs Grants
In March 2025, we announced commencement of a CEO transition process, pursuant to which George Gresham ceased serving as our President and Chief Executive Officer, and as a member of the Board, and William I Jacobs, our Chairperson of the Board, was appointed to serve as our interim Chief Executive Officer. Our interim CEO initially received time-based equity awards in contemplation of a short-term assignment. In June 2025, taking into account our strategic review process and our company's needs at that time, the Compensation Committee extended our interim CEO's initial compensation package, awarding additional equity compensation on the same terms, and provided an opportunity for our interim CEO to earn a one-time bonus of up to an additional $1,750,000, payable in cash or shares of our Class A common stock (at his election), as described above.
Under his initial compensation package, Mr. Jacobs was granted 117,123 time-based RSUs pursuant to the terms of the Company's 2010 Equity Incentive Plan and standard form of RSU award agreement. These RSUs provided that they vest and settle in full on the one-year anniversary of the date of grant, provided Mr. Jacobs continued to provide services to the Company through the vesting date. These RSUs also provided that such vesting and settlement would accelerate as follows upon the following events: on a pro rata basis if Mr. Jacobs’s interim service was terminated without cause prior to May 31, 2025, based on the number of whole months served during this interim service period; or in full in the event such a termination had occurred on or after May 31, 2025. These RSUs vested according to their terms in March 2026.
Under his extension compensation package, Mr. Jacobs was granted 131,717 time-based RSUs pursuant to the terms of the Company's 2010 Equity Incentive Plan and standard form of RSU award agreement. The RSUs will vest and settle on June 19, 2026, subject to the Company’s standard vesting terms. Additionally, these RSUs provided that vesting and settlement of the RSUs would accelerate on a pro-rata basis, based on the number of whole months served during the period from June 6, 2025 to January 7, 2026, if his interim service is terminated without cause prior to January 7, 2026 or in full if such termination occurred on or after January 7, 2026. The vesting and settlement of the RSUs will also accelerate in full upon the consummation of a Corporate Transaction (as defined in the Company’s 2010 Equity Incentive Plan).
Jess Unruh Grant
In November 2025, the Compensation Committee granted 9,017 time-based RSUs to Mr. Unruh in recognition of his significant contributions in connection with our negotiation of and entry into the Merger Agreement and Separation Agreement. These RSUs reflected standard vesting terms, with one-third of the shares vesting on each of the first three anniversaries of the grant, subject to Mr. Unruh providing services to the Company through each vesting date.
Target Values versus Accounting Values
Because the 2025 PRSUs include annual financial goal multipliers, the values reported in the Summary Compensation Table are different than the target values set forth in the 2025 PRSU table above. The values of the 2025 PRSUs are based on separate measurements of our financial performance for each year in the three-year performance period. Therefore, FASB ASC Topic 718 requires that the grant date fair value to be calculated at the commencement of each separate year of the performance cycle when the respective performance measures are approved. As a result, for the 2025 PRSUs, the Summary Compensation Table does not include the value of the PRSUs based on the annual financial metric goals for fiscal 2026 or 2027. Such amounts will be included as equity compensation in the Summary Compensation Table for fiscal 2026 and 2027, respectively, when the financial metrics are established.
PRSUs Granted in Prior Years
No shares were earned for the performance-based RSUs granted in 2024 (the “2024 PRSUs”) because 2025 was the second year of the three-year performance period, and performance and any associated payouts, if any, are not assessed until after the three-year performance period. The 2024 PRSUs granted to our NEOs vest based on (i) the achievement of a three-year non-GAAP cumulative diluted EPS goal at the end of the third year and (ii) the satisfaction of a multi-year service requirement, which runs until 2027 (the “2024 EPS PRSUs”). The remaining 50% of the 2024 PRSUs vest based on (i) the achievement of a three-year TSR goal measured relative to the TSR of the companies that comprise the S&P 1500 Financials Index at the end of the third year and (ii) the satisfaction of a multi-year service requirement, which runs until 2027 (the “2024 TSR PRSUs”). Through the first two years of the three-year performance period, the non-GAAP cumulative EPS was below the minimum threshold of $4.67 and TSR was below the minimum threshold of 25th percentile of the S&P 1500 Financials Index.
No shares were earned for the 2023 PRSUs because the awards did not achieve the minimum threshold amounts. The 2023 PRSUs granted to our NEOs vest based on (i) the achievement of a three-year non-GAAP cumulative diluted EPS goal at the end of the third year and (ii) the satisfaction of a multi-year service requirement, which runs until 2026 (the “2023 EPS PRSUs”). The remaining 50% of the 2023 PRSUs vest based on (i) the achievement of a three-year TSR goal measured relative to the TSR of the companies that comprise the S&P 1500 Financials Index at the end of the third year and (ii) the satisfaction of a multi-year service requirement, which runs until 2026 (the “2023 TSR PRSUs”). Through the three-year performance period, the non-GAAP cumulative EPS was below the minimum threshold of $5.81 and TSR was below the minimum threshold of 25th percentile of the S&P 1500 Financials Index.
Termination and Change of Control Benefits
The following table provides information regarding the separation agreements that we have with certain of our NEOs and our Corporate Transaction Policy, which applies to the equity awards of all our employees, and Severance Policy, which provides certain cash and equity acceleration benefits for all of our employees:

Termination and Change of Control Protections
Philosophy	Considerations	Terms

•Attract and Retain Executives:

◦Intended to facilitate a smooth transition of leadership due to an unexpected employment termination, or retirement

◦Attract, retain and encourage our NEOs to remain focused on our business and the interests of our stockholders when considering strategic alternatives

•Align Interests with Stockholders: Mitigate any potential employer liability and avoid future disputes or litigation

• The employment of our NEOs is “at will,” meaning we can terminate them at any time, and they can terminate their employment with us at any time

• Arrangements should be designed to: (i) provide reasonable compensation to executive officers who leave the Company under certain circumstances in order to facilitate their transition to new employment and (ii) require a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits

• “Double-trigger” provisions preserve morale and productivity, and encourage executive retention in the event of a change of control

• These provisions are considered a typical component of a competitive executive compensation program for executives among our 2025 peer group

Agreements with Certain NEOs:
•Provide for certain cash payments, and/or the vesting of certain equity awards and COBRA benefits, in the event there is a separation of employment under various circumstances, subject to the execution of a release of claims

Corporate Transaction Policy (Double-Trigger):[1]
•Provide for accelerated vesting of equity awards upon a change of control if the recipient is terminated by the acquiring entity in connection with the change of control under specified circumstances, subject to the recipient’s execution of a release of claims

Severance Policy:[1]
• Consists of (i) payment of 12 months of base salary and prorated target bonus for the year of termination, (ii) reimbursement of 12 months of COBRA premiums, and (iii) pro-rated[2] acceleration of equity awards if the recipient is terminated without “cause” at any time, subject to their execution of a release of claims

PRSUs:
•Provide that upon a change of control any unearned PRSUs for which performance has not been determined will convert to time-based RSUs covering the target number of shares and such RSUs will continue to vest based on achievement of the existing service requirements

1 If a qualifying termination under our Severance Policy occurs at any time during the twelve-month period following the consummation of a corporate transaction (as defined in our Corporate Transactions Policy), then our Corporate Transaction Policy shall govern the treatment of outstanding equity awards.

2 Acceleration as to the pro-rated portion (based on the number of days employed during the applicable period) of (i) the then-current tranche of the unvested portion of RSUs (or any other time-based equity awards) and (ii) certified but unvested shares for the then-current tranche of PRSUs (or any other performance-based equity awards) based on certification of actual performance.

Retirement Policy for Equity Awards

The Compensation Committee has adopted a policy applicable to all employees that provides for vesting of equity awards in connection with a qualifying retirement as summarized in the table below.

Retirement Policy
Philosophy	Considerations	Terms[1]

•Attract and Retain Executives. Attract, retain and encourage our employees, including executives, to remain focused on our business for the long term
•Preserve morale and productivity and encourage long-term retention of employee base as a whole

•Retirement vesting is consistent with competitive market practice

•Performance awards should only pay out based on actual performance

•Provide for vesting of equity awards in connection with a qualifying retirement, with the settlement or payout of those awards to be made in accordance with the applicable vesting schedule of such awards

•A qualifying retirement under the policy requires: (i) attaining the age of 55, (ii) being continuously employed by us for at least 10 years prior to the date of the qualifying retirement, (iii) not being terminable by us for cause (as defined in the policy), and (iv) not competing with us (as defined in the policy)

•Any outstanding and unvested performance-based equity awards will remain outstanding until the Compensation Committee determines whether and to the extent the performance criteria is achieved, and will become 100% vested to the extent the Compensation Committee determines such awards are earned

1 If a qualifying termination under our Severance Policy occurs due to a qualifying retirement under our Retirement Policy for Equity Awards, then our Retirement Policy for Equity Awards shall govern the treatment of outstanding equity awards.
Other Executive Benefits and Perquisites
In 2025, we only provided benefits to our executives that were generally available on the same basis to other employees as follows:
•employee stock purchase plan;
•health insurance;
•flexible paid time-off;
•life insurance and supplemental life insurance;
•short-term and long-term disability insurance; and
•a 401(k) retirement plan.
We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Key Compensation and Governance Policies

Policy	Considerations	Material Features

Stock Ownership Guidelines	•Promote stock ownership in the Company •More closely align the interests of our NEOs with those of our stockholders
•5x base salary for CEO

•2x base salary for all other NEOs

•5 years from executive officer designation to comply

•Includes shares owned outright, full value equity awards, and shares held by the executive officer’s spouse, dependent children and/or trust

•As of March 31, 2026, all NEOs have either satisfied their ownership requirement or have additional time to satisfy such requirement

Anti-Hedging and Anti-Pledging Policies
•Hedging is viewed as a poor practice as it insulates executives from stock price movement and reduces alignment with stockholders

•Pledging raises potential risks to stockholder value, particularly if the pledge is significant

•No employee, officer or director may acquire, sell or trade in any interest or position relating to the future price of the Company's securities, such as a put option, a call option or a short sale

•Covered persons are prohibited from holding Company securities in a margin account or pledging Company securities as collateral for a loan

Equity Award Grant Policy	•Prohibit the granting of equity awards to take advantage of the release of material nonpublic information	•Equity award grants are not timed to take advantage of the release of material nonpublic information
Claw-back Policy
•Allows us to recoup cash incentive and performance-based equity awards in the event of a restatement

•We maintain a claw-back policy for the recovery of incentive compensation paid to executive officers in the event of a financial restatement that is compliant with SEC and NYSE requirements

•Applies to all executive officers and certain other employees

•Applies to all performance-based equity awards granted under the 2010 Equity Incentive Plan and cash incentive awards under the Executive Officer Incentive Bonus Plan

Equity Award Timing Policies and Practices
We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. Although we do not have a formal policy with respect to the timing of our equity award grants, our compensation committee has historically granted such awards in the first quarter of each year. In 2025, we did not grant new awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers.

Tax Considerations
While Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers, the Compensation Committee retains the discretion to award compensation that is not deductible as it believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation in order to structure a program that we consider to be the most effective in attracting, motivating and retaining key executives.
Executive Compensation Process
General Approach
The Compensation Committee considers a variety of factors when setting and evaluating executive officer pay levels, including: role, tenure, experience, scope of responsibilities, institutional knowledge, retention risk, marketability, replacement cost, leadership skills, job and company performance (past and present), internal parity, regulatory considerations, stockholder feedback, and the recommendations of our CEO (other than with respect to his own compensation). In addition, the Compensation Committee utilizes competitive market data solely as a reference point, and not as a determinative factor, for structuring and determining the amount of compensation to be awarded to our executive officers.
From time to time, special business conditions may warrant additional compensation, such as sign-on bonuses, or equity awards in connection with promotions or in recognition of significant accomplishments or in light of retention concerns or internal equity issues. In these situations, we consider our business needs and the potential costs and benefits of special rewards. For example, as described above, our strategic review process and CEO transition process coincided with our Compensation Committee's approval of our executive compensation program for 2025, resulting is our Compensation Committee endeavoring to maintain its traditional pay philosophy and design for our named executive officers other than our interim CEO while implementing a pay philosophy and design for our interim CEO that supported our strategic review process needs and objectives. These circumstances also warranted initiating our retention award program and additional time-based RSU grants to certain executive officers.

Compensation Committee Decision Process
The Compensation Committee oversees the compensation of our NEOs and our executive compensation programs and initiatives. The Compensation Committee typically reviews executive officer compensation, including base salary, short-term incentives and long-term incentives, in the first quarter of each fiscal year, to understand competitive market compensation levels and practices based on the most recently completed year. In connection with this review, the Compensation Committee considers any input it may receive from our CEO in evaluating the performance of each executive officer and sets each executive officer's target total direct compensation for the current year based on this review and the other factors described above.

Role of Compensation Consultant
The Compensation Committee generally retains an independent compensation consultant to help understand competitive compensation levels and incentive designs. The independent compensation consultant is hired by, and reports directly to, the Compensation Committee. The Compensation Committee has sole authority to retain and terminate the independent compensation consultant. At the Compensation Committee's discretion, the independent compensation consultant:

•attends Compensation Committee meetings;
•assists the Compensation Committee in determining peer companies and evaluating compensation proposals;
•assists with the design of incentive compensation programs; and
•conducts compensation-related research.
In making 2025 compensation decisions, the Compensation Committee retained Mercer, LLC (“Mercer”) as its independent compensation consultant to provide advice and ongoing recommendations on executive compensation matters for 2025, including to help select an appropriate peer group for executive compensation benchmarking purposes, review our executive compensation programs, assist the Compensation Committee in designing our executive compensation program, and provide the Compensation Committee with information regarding executive compensation trends. During 2025, Mercer also provided non-executive compensation services to the company and served as an investment advisor to our 401(k) plan. Non-executive compensation services to Mercer and its affiliates were less than $120,000. The decision to engage Mercer for these non-executive compensation services was made by management; however, all such services were ultimately approved by the Compensation Committee. No individual consultant or personnel who provided executive compensation services received any additional compensation as a result of Mercer providing these other services. In the process of selecting Mercer as its compensation consultant, our Compensation Committee considered Mercer’s independence by taking into account the factors prescribed by the NYSE listing rules. Based on this evaluation, the Committee determined that no conflict of interest existed with respect to Mercer.
Fiscal 2025 Peer Group
After adjusting our primary peer group for 2024, the Compensation Committee elected to maintain substantially the same peer group for 2025. For 2025, the primary peer group used to inform our Compensation Committee of pay decisions and practices consisted of:

2025 Peer Group
ACI Worldwide, Inc.	Fair Isaac Corporation	LendingClub Corporation
Blackbaud, Inc.	FirstCash Holdings, Inc.	Q2 Holdings, Inc.
CSG Systems International, Inc.	Guidewire Software, Inc.	SoFi Technologies, Inc.
Enova International, Inc.	Jack Henry & Associates, Inc.	WEX Inc.
Euronet Worldwide, Inc.
These companies were chosen based on (i) market competition, inclusive of companies that compete with us for customers, executive talent, and investors, (ii) organization size, with financial characteristics such as revenues that are similar to those of Green Dot, and (iii) industry, including companies in the payment processing and information technology industries.
The Compensation Committee approved the removal from the peer group of Black Knight, Inc., which had been acquired in January 2024.
Compensation Risk Assessment
The Compensation Committee has assessed our compensation philosophy and objectives, and forms of compensation and benefits for all employees, including executives, and has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our Company.
The Compensation Committee believes that the design and objectives of our executive compensation program provide an appropriate balance of incentives for our NEOs, thereby discouraging them from taking inappropriate risks. Among other things, our executive compensation program includes the following design features:
•A balanced mix of cash and equity; as well as appropriately balanced fixed (base salary) and variable compensation (cash incentives and equity-based awards)

•A mix of short-term and long-term incentives, with long-term incentives representing a significantly greater proportion of the total mix
•Cash and equity incentives solely based on achieving company performance objectives and subject to our claw-back policy that provides for the recovery of incentive compensation paid to executive officers in the event of a financial restatement
•Caps on annual cash incentive and PRSU payouts
•Stock ownership guidelines, which align the interests of our executive officers with those of our stockholders
•General alignment with prevalent low-risk pay practices
•Policies prohibiting hedging and pledging by our employees, officers or directors
SUPPLEMENTARY POLICIES AND CONSIDERATIONS
We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:
Stockholder Engagement
Our Board values the input of our stockholders, and we are committed to engaging with our stockholders when appropriate. In the chart below, we detail the features of our stockholder engagement program.

Before the Annual Meeting	Annual Stockholder Meeting
•Discuss stockholder proposals (if any).	•Conduct engagements with stockholders (as necessary).
•Publish our Annual Report and Proxy Statement.	•Receive voting results for Board and stockholder proposals.

After the Annual Meeting	Off-Season Engagement
•Discuss voting results from the Annual Meeting.	•If appropriate or requested, one-on-one meetings with stockholders.
•Review recent regulatory developments, and the company’s own corporate governance documents, policies, and procedures.	•Attend and participate in investor and corporate governance-related events.
•Evaluate and respond to stockholder feedback.

Compensation Committee Report
The information contained in the following report of Green Dot's Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Green Dot under the Exchange Act or the Securities Act of 1933 unless and only to the extent that Green Dot specifically incorporates it by reference.
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2025.
Submitted by the Compensation Committee
George T. Shaheen, Chair
Saturnino Fanlo
J. Chris Brewster (member since March 2025)
William I Jacobs (member until March 2025)
Compensation Committee Interlocks and Insider Participation
In 2025, the members of our Compensation Committee were George T. Shaheen (Chair) and Saturnino Fanlo for the full year, J. Chris Brewster since March 2025 and William I Jacobs until March 2025. In March 2025, J. Chris Brewster was appointed to our Compensation Committee to replace Mr. Jacobs, who resigned from our Compensation Committee upon his appointment as our interim Chief Executive Officer in March 2025. None of the members of our Compensation Committee in 2025 were at any time during 2025 or at any other time an officer or employee of Green Dot or any of its subsidiaries (other than Mr. Jacobs, who served as our interim Chief Executive Officer from January 2020 to March 2020 and from March 2025 to January 2026 and as our Chief Executive Officer since January 2026, and Mr. Brewster, who served as our Interim President from January 2020 to March 2020) and none had or have any relationships with Green Dot that are required to be disclosed under Item 404 of Regulation S-K. None of Green Dot's executive officers have served as a member of the Board of Directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers, who served on our Board of Directors or Compensation Committee during 2025.

Executive Compensation Tables
The following table shows compensation awarded to or earned by each of our NEOs for each of the last three or fewer fiscal years during which such individuals were determined to be NEOs.
Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation ($)(4)	Total ($)
William I Jacobs	2025	482,991	2,329,590	2,104,992	—	—	43,871	4,961,444
Chief Executive Officer(5)
Jess Unruh	2025	470,000	158,257	810,130	—	478,783	8,750	1,925,920
Chief Financial Officer	2024	464,616	—	1,084,158	—	175,781	8,625	1,733,180
	2023	450,000	—	1,291,571	—	—	8,250	1,749,821
Chris Ruppel	2025	533,751	100,000	958,746	—	727,204	6,366	2,326,067
President and Chief Revenue Officer	2024	475,577	—	1,156,438	—	180,041	7,692	1,819,749
	2023	450,000	—	1,291,571	—	—	7,644	1,749,215
Amy Pugh	2025	460,000	62,500	473,424	—	468,597	8,688	1,473,209
General Counsel and Secretary	2024	450,577	—	722,769	—	170,591	8,372	1,352,310
	2023	425,000	—	834,508	—	—	8,250	1,267,759
Teresa Watkins	2025	410,000	62,500	441,859	—	417,662	5,822	1,337,844
Chief Operations Officer	2024	407,308	—	674,589	—	154,041	5,058	1,240,996
	2023	400,000	—	829,197	—	—	6,546	1,235,743
George Gresham	2025	174,519	—	—	—	—	6,306	180,825
Former President and Chief Executive Officer (6)	2024	818,270	—	6,687,635	—	619,001	7,764	8,132,670
	2023	800,000	—	7,631,486	—	—	6,360	8,437,846
_____________
(1)Includes the first installment of cash transaction awards of Messrs. Ruppel and Unruh and Mses. Pugh and Watkins. Also includes monthly service award or discretionary bonuses paid to Messrs. Jacobs or Unruh, as the case may be, as described in the CD&A under "Additional Cash Awards."

(2)The amounts in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of awards of PRSUs and RSUs granted during the applicable period, as discussed in Note 13 of our notes to consolidated financial statements contained in our annual report on Form 10-K for the year ended December 31, 2025. Because the non-GAAP diluted EPS component for the 2025 PRSUs is based on separate measurements of our financial performance for each year in the three-year performance period, FASB ASC Topic 718 requires the grant date fair value to be calculated at the commencement of each separate year of the performance period when the respective performance measures are approved.

The NEOs received time-based RSUs, the grant date fair value of which was based on the fair value of our Class A common stock on the date of grant. In addition, the PRSUs awarded to the NEOs in fiscal 2025 vest 0% to 150% of the target shares based on (i) the achievement of a three consecutive annual non-GAAP diluted EPS goals over the 2025-2027 performance period, in each case as established by the Compensation Committee at the beginning of each annual period, (ii) relative TSR performance over the three-year performance period, and (iii) the satisfaction of a multi-year service requirement, which runs until 2027, and the fair value of these awards was based on the grant date fair market value of our Class A common stock. The three-year relative TSR metric could increase or decrease payouts by 25% based on achievement of a three-year TSR goal measured relative to the TSR of the companies that comprise the S&P 1500 Financials Index at the end of the third year of the performance period. The relative TSR performance modifier of these PRSUs constitutes a "market condition" under FASB ASC Topic 718. The full grant date fair value of the PRSUs was determined using a Monte Carlo simulation option pricing model (“Monte Carlo model”) on the date the PRSUs were awarded.

The table below sets forth (x) the grant date fair value for the non-GAAP diluted EPS component of the 2025 PRSUs awarded based on (i) the probable outcome of the performance-related component as of the grant date, and (ii) achieving the maximum level of performance under the performance-related component as of the grant date and (y) grant date fair value of, and significant inputs and assumptions used in the Monte Carlo model used for the market condition 2025 PRSUs.

Name	Fiscal Year	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)	Market-Related Component Grant Date Fair Value ($)	Grant Date	Grant Date Fair Value Market-Related Component ($)	Volatility	Risk-Free Interest Rate
Jess Unruh	2025	128,574	225,004	—	03/21/2025	7.79	54%	3.89%
Chris Ruppel	2025	137,151	240,014	—	03/21/2025	7.79	54%	3.89%
Amy Pugh	2025	85,721	150,012	—	03/21/2025	7.79	54%	3.89%
Teresa Watkins	2025	80,003	140,006	—	03/21/2025	7.79	54%	3.89%
(3)The amounts in this column represent the annual incentive awards earned by our NEOs under the 2025 Incentive Plan. For additional detail regarding these awards, see “2025 Annual Incentive Awards” in the Compensation Discussion and Analysis above.
(4)The amounts in this column reflect company contributions to the NEO's 401(k) plan, except in the case of Mr. Jacobs. See footnote 5.
(5)The compensation Mr. Jacobs received for service as a non-employee director prior to his appointment as interim CEO is set forth in the "All Other Compensation" column. Mr. Jacobs received no equity awards for his service as a director during 2025 under our non-employee director compensation policy.
(6)Mr. Gresham ceased serving as our President and Chief Executive Officer on March 7, 2025.

The following table provides information regarding grants of annual incentive and equity awards to our NEOs for the year ended December 31, 2025.
Grants of Plan-Based Awards - 2025

									All Other Stock Awards: Number of Shares of Stock or Units (#)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(2)
	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (#)
Name			Threshold	Target	Maximum	Threshold	Target	Maximum
William I Jacobs	3/18/2025(3)	3/18/2025	—	—	—	—	—	—	117,123	—	854,998
	6/19/2025(3)	06/19/25	—	—	—	—	—	—	131,717	—	1,249,994
Jess Unruh	N/A	N/A	132,187	352,500	705,000	—	—	—	—	—	—
	3/21/2025(4)	3/21/2025	—	—	—	6,189	16,505	28,883	—	—	128,574
	3/21/2025(5)	3/21/2025	—	—	—	—	—	—	74,273	—	581,558
	11/13/2025(5)	11/13/25	—	—	—	—	—	—	9,017		99,999
Chris Ruppel	N/A	N/A	200,774	535,397	1,070,795	—	—	—	—	—	—
	3/21/2025(4)	3/21/2025	—	—	—	6,602	17,606	30,810	—	—	137,151
	3/21/2025(5)	3/21/2025	—	—	—	—	—	—	79,224	—	620,324
	3/24/2025(3)	03/24/25	—	—	—	—	—	—	25,542	—	201,271
Amy Pugh	N/A	N/A	129,375	345,000	690,000	—	—	—	—	—	—
	3/21/2025(4)	3/21/2025	—	—	—	4,126	11,004	19,257	—	—	85,721
	3/21/2025(5)	3/21/2025	—	—	—	—	—	—	49,515	—	387,702
Teresa Watkins	N/A	N/A	115,313	307,500	615,000	—	—	—	—	—	—
	3/21/2025(4)	3/21/2025	—	—	—	3,851	10,270	17,972	—	—	80,003
	3/21/2025(5)	3/21/2025	—	—	—	—	—	—	46,214	—	361,856
George Gresham	—	—	—	—	—	—	—	—	—	—	—
_____________
(1)Represents possible cash incentive awards to be earned under our 2025 Incentive Plan. 100% of each NEO’s 2025 target annual incentive opportunity was granted in the form of a cash incentive award, of which 75% was earned based on the achievement of adjusted EBITDA goals for 2025, with a threshold adjusted EBITDA goal of $135.0 million (90% of target) and a target adjusted EBITDA goal of $150 million. The actual payout of the annual incentive awards could range from 50% to 200% of the target annual incentive amount, assuming the achievement of threshold goal. 25% of each NEO's target annual incentive amounts were subject to a regulatory compliance performance multiplier, the achievement of which would increase or reduce payouts of this portion of the award at risk by 0% to 200% based on collective achievement against pre-established regulatory metrics. Cash incentives earned for 2025 performance are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For additional detail regarding the terms of this award, see “2025 Annual Incentive Awards” in the Compensation Discussion and Analysis above.

(2)The amounts in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of awards of PRSUs and RSUs. See Footnote 1 to the Summary Compensation Table for more information.
(3)Represents a time-based RSU award, which vests and settles in full on the one-year anniversary of the grant date, subject to continued service through the vesting date.
(4)Represents a PRSU award, which will be earned, if at all, (i) based upon achievement of annual non-GAAP diluted EPS at the end of a three-year performance period (2025 – 2027), subject to continued service through the vesting date and (ii) modified based upon the achievement of a three-year TSR goal measured at the end of the third year over a three-year performance period (2025 – 2027) in one installment, subject to continued service through the vesting date.
(5)Represents a time-based RSU award, which will vest and settle in equal annual installments on each of the three anniversaries of the grant date, subject to continued service through each vesting date.
The following table provides information regarding each unexercised stock option or unvested stock awards held by our NEOs as of December 31, 2025.
Outstanding Equity Awards at Fiscal Year End

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Grant Date	Exercisable	Unexercisable
William I Jacobs	3/18/2025(2)	—	—	—	—	117,123	1,500,346	—	—
	6/19/2025(2)	—	—	—	—	131,717	1,687,295	—	—
Jess Unruh	3/7/2023(3)	—	—	—	—	—	—	9,986	127,924
	3/7/2023(4)	—	—	—	—	7,891	101,084	—	—
	3/23/2024(5)	—	—	—	—	—	—	15,352	196,659
	3/23/2024(4)	—	—	—	—	40,939	524,429	—	—
	3/21/2025(4)	—	—	—	—	74,273	951,437	—	—
	3/21/2025(6)	—	—	—	—	—	—	86,651	1,109,999
	11/13/2025(4)	—	—	—	—	9,017	115,508	—	—
Chris Ruppel	3/7/2023(3)	—	—	—	—	—	—	9,986	127,924
	3/7/2023(4)	—	—	—	—	7,891	101,084	—	—
	3/23/2024(5)	—	—	—	—	—	—	16,376	209,770
	3/23/2024(4)	—	—	—	—	43,668	559,387	—	—
	3/21/2025(6)	—	—	—	—	—	—	92,428	1,184,002
	3/21/2025(4)	—	—	—	—	79,224	1,014,859	—	—
	3/24/2025(2)	—	—	—	—	25,542	327,193	—	—
Amy Pugh	3/7/2023(3)	—	—	—	—	—	—	6,571	84,175
	3/7/2023(4)	—	—	—	—	4,910	62,897	—	—
	3/23/2024(5)	—	—	—	—	—	—	10,235	131,104
	3/23/2024(4)	—	—	—	—	27,293	349,623	—	—
	3/21/2025(6)	—	—	—	—	—	—	57,767	739,995
	3/21/2025(4)	—	—	—	—	49,515	634,287	—	—
Teresa Watkins	3/7/2023(3)	—	—	—	—	—	—	6,510	83,387
	3/7/2023(4)	—	—	—	—	4,910	62,897	—	—
	3/23/2024(5)	—	—	—	—	—	—	9,552	122,364
	3/23/2024(4)	—	—	—	—	25,474	326,322	—	—
	3/21/2025(6)	—	—	—	—	—	—	53,917	690,676
	3/21/2025(4)	—	—	—	—	46,214	592,001	—	—
George Gresham	—	—	—	—	—	—	—	—	—
____________

(1)Represents the unvested portion of RSU awards. The market values of RSUs are calculated by multiplying the number of shares underlying the units shown in the table by $12.81, the closing price of our shares of Class A common stock on December 31, 2025, the last trading day of 2025.
(2)Represents the unvested portion of a RSU award, which vests and settle in full on the one-year anniversary of the grant date, subject to continued service through the vesting date.
(3)Represents the unvested portion of a PRSU award consisting of two tranches, each of which has a separate vesting schedule: (A) 50% of the awards vest on or about March 15, 2026, based on the Company’s TSR relative to the S&P 1500 Financials Index over the period starting January 1, 2023 through December 31, 2025 with the target potential payout representing 200% of the target number of PRSUs, subject to the Compensation Committee's negative discretion when approving the settlement thereof and the NEO’s service through the vesting date and (B) the remaining 50% of the awards vest based on the Company’s performance through the end of the three-year performance period upon certification of the cumulative non-GAAP EPS goals under the 2023 PRSUs by the Compensation Committee, subject to the NEO’s service through the vesting date.
(4)Represents the unvested portion of a RSU award, which vests in equal annual installments on each of the three anniversaries of the grant date, subject to continued service through each vesting date.
(5)Represents the unvested portion of a PRSU award consisting of two tranches, each of which has a separate vesting schedule: (A) 50% of the awards vest on or about March 15, 2027, based on the Company’s TSR relative to the S&P 1500 Financials Index over the period starting January 1, 2024 through December 31, 2026 with the target potential payout representing 175% of the target number of PRSUs, subject to the Compensation Committee's negative discretion when approving the settlement thereof and the NEO’s service through the vesting date and (B) the remaining 50% of the awards vest based on the Company’s performance through the end of the three-year performance period upon certification of the cumulative non-GAAP EPS goals under the 2024 PRSUs by the Compensation Committee, subject to the NEO’s service through the vesting date.
(6)Represents the unvested portion of a PRSU award that vests based on the Company’s performance through the end of a three-year performance period upon certification of the annual non-GAAP EPS goals established under the 2025 PRSUs by the Compensation Committee, subject to the NEO’s service through the vesting date on or about March 15, 2028. The awards are subject to an additional modifier based on the Company’s TSR relative to the S&P 1500 Financials Index over the period starting January 1, 2025 through December 31, 2027 with the target potential payout representing 175% of the target number of PRSUs, subject to the Compensation Committee's negative discretion when approving the settlement thereof.
The following table provides information concerning the vesting of stock awards for certain of our NEOs during fiscal year 2025. None of our NEOs exercised options in 2025.
Option Exercises and Stock Vested - 2025

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William I Jacobs	—	—	24,366	224,411
Jess Unruh	—	—	29,977	237,321
Chris Ruppel	—	—	36,993	293,032
Amy Pugh	—	—	22,817	201,213
Teresa Watkins	—	—	21,779	177,041
George Gresham	—	—	30,685	228,910
Payments Upon Termination or Change of Control
Separation Arrangements
All of our current NEOs are employed at will and may be terminated at any time, with or without formal cause. None of our NEOs is currently entitled to any contractual severance payments or benefits upon their termination of service other than under our Severance Policy (as summarized below), except as of December 31, 2025, our then-interim CEO and then-interim President were entitled to acceleration of vesting and settlement of certain time-based awards granted to them in connection with their interim service as follows:
•117,123 time-based RSUs granted to William I Jacobs provided that, prior to March 18, 2026, vesting and settlement would accelerate as follows upon the following events: on a pro rata basis if Mr. Jacobs’ interim service is terminated without cause prior to May 31, 2025, based on the number of whole months served during this interim service period; or in full in the event such a termination occurs on or after May 31, 2025.

•131,717 time-based RSUs granted to William I Jacobs provided that, prior to June 19, 2026, such vesting and settlement would accelerate on a pro rata basis if his interim service was terminated without cause prior to January 7, 2026 or in full if such termination occurred on or after January 7, 2026. It also provided that the vesting and settlement of the RSUs will also accelerate in full upon the consummation of a Corporate Transaction (as defined in the Company’s 2010 Equity Incentive Plan).
•25,542 time-based RSUs granted to Chris Ruppel provided that, prior to March 24, 2026, vesting and settlement would accelerate as follows upon the following events: on a pro rata basis if Mr. Ruppel’s interim service is terminated without cause prior to May 31, 2025, based on the number of whole months served during this interim service period; or in full in the event such a termination occurs on or after May 31, 2025.
The following table summarizes the acceleration value under the above-described time-based RSUs of the outstanding equity awards held by NEO who served on an interim basis during 2025, assuming a qualifying termination on December 31, 2025, the last business of 2025. Values are based upon the closing price for a share of our Class A common stock of $12.81 on December 31, 2025, the last trading day of 2025.

Name	Accelerated RSU Vesting ($)
William I Jacobs	3,187,640
Chris Ruppel	327,193
Severance Policy
Our Severance Policy provides the following benefits to our executive officers, including our named executive officers, if the executive officer is terminated without “cause” (as such term is defined in the policy) at any time, subject to execution of a release of claims:
•payment of his or her base salary for 12 months and a prorated target bonus for the year of such termination (pro-rated based on the number of days employed during the year);
•reimbursement of the same portion of the monthly benefits premium under COBRA as we pay for active employees for up to 12 months; and
•acceleration of vesting with respect to a pro-rated portion of the then-current tranche of the unvested portion of RSUs (or any other time-based equity awards) and of certified but unvested shares for the then-current tranche of PRSUs (or any other performance-based equity awards) based on certification of actual performance (pro-rated based on the number of days employed during the applicable period).
If a qualifying termination under our Severance Policy occurs at any time during the twelve month period following the consummation of a corporate transaction (as defined in our Corporate Transactions Policy discussed below), then our Corporate Transaction Policy shall govern the treatment of outstanding equity awards. Additionally, if a qualifying termination under our Severance Policy occurs due to a qualifying retirement under our Retirement Policy for Equity Awards, then our Retirement Policy for Equity Awards shall govern the treatment of outstanding equity awards.
The following table summarizes the potential payments and benefits payable to each NEO pursuant to the terms and conditions of our Severance Policy, assuming a qualifying termination on December 31, 2025, the last business of 2025. COBRA premiums are based on each NEO's of healthcare coverage (other than Mr. Jacobs, who does not participate in the Green Dot healthcare plans). Acceleration values of equity awards are based upon the closing price for a share of our Class A common stock of $12.81 on December 31, 2025, the last trading day of 2025.

Name	Severance ($)	COBRA Premiums ($)	Vesting Acceleration ($) (1)	Total ($)
William I Jacobs	—	—	—	—
Jess Unruh	822,500	22,686	1,692,458	2,537,644
Chris Ruppel	1,100,000	22,686	2,002,523	3,125,209
Amy Pugh	805,000	22,787	1,046,807	1,874,594
Teresa Watkins	717,500	19,417	981,220	1,718,137
(1) No PRSUs qualified for coverage under the Severance Policy as of December 31, 2025 .

Change in Control Arrangements
Under our Corporate Transaction Policy, all of our employees, including our executive officers, are entitled to 100% acceleration of vesting of all of their outstanding and unvested equity awards in the event of the employee’s termination without “cause” or resignation for “good reason” (as each are defined in the policy) on or during the 12 months following a “corporate transaction” (as defined in the Company’s 2010 Equity Incentive Plan) (i.e., double-trigger acceleration), subject to the execution and non-revocation of a release of claims in our favor. For purposes of the Corporate Transaction Policy, any outstanding and unvested performance-based equity awards shall have their vesting accelerate at “target.” With respect to equity awards that do not contain a “target” level of achievement with respect to their applicable performance metrics, then such awards shall have their vesting accelerate in full with respect to any outstanding shares still subject to such award.
The benefits of the Corporate Transaction Policy are non-cumulative with the provisions of the equity awards and other written agreements with us. The Corporate Transaction Policy does not provide for any “golden parachute” tax gross-up.
The following table summarizes the acceleration value under the Corporate Transaction Policy of the outstanding equity awards held by each NEO, assuming a qualifying termination in connection with a corporate transaction on December 31, 2025, the last business of 2025. Values are based upon the closing price for a share of our Class A common stock of $12.81 on December 31, 2025, the last trading day of 2025, and the target number of shares subject to each NEO’s outstanding and unvested PRSUs.

Name	Accelerated RSU/PRSU Vesting ($) (1)
William I Jacobs	3,187,640
Jess Unruh	3,625,076
Chris Ruppel	4,029,872
Amy Pugh	2,330,780
Teresa Watkins	2,198,901
(1) Amount reflects the number of shares that would be issued at the target payout levels (100% of target) for the performance-based equity awards granted.
Retirement Policy
Our Retirement Policy for equity awards, which applies to all employees, provides for vesting of PRSU and RSU awards in connection with a qualifying retirement, with the settlement or payout of those awards to be made in accordance with the applicable vesting schedule pertaining to such awards. A qualifying retirement under the policy includes an employee that: (i) has attained the age of 55, (ii) has been continuously employed by us for at least 10 years prior to the date of the qualifying retirement, (iii) is not terminable by us for cause (as defined in the policy), and (iv) is not competing (as defined in the policy) with us. For purposes of the policy, any outstanding and unvested performance-based PRSU awards will remain outstanding until our Compensation Committee determines in the normal course (as if no qualifying retirement occurred) whether and to the extent, the performance criteria is achieved, and will become 100% vested to the extent our Compensation Committee determines such awards are earned, and, in general, with the settlement our payout of those awards to be made in accordance with the applicable vesting schedule pertaining to such awards. As of December 31, 2025, no NEOs are retirement eligible.
CEO Pay Ratio Disclosure
Our estimated CEO to median employee pay ratio for 2025 is 42:1 and was calculated in a manner consistent with Item 402(u) of Regulation S-K. As disclosed in the Summary Compensation Table above, the annual total compensation for 2025 for William I Jacobs, our CEO, who was appointed prior to the "employee population determination date" (as defined below), was $4,961,444. The annual total compensation for our median employee for 2025 was $118,993.
In calculating the CEO pay ratio, the SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions reflecting their unique employee populations and compensation practices. Therefore, our reported CEO pay ratio may not be comparable to CEO pay ratios reported by other companies due to differences in industries, geographical dispersion and employment and compensation practices, as well as the different estimates, assumptions, and methodologies applied by other companies in calculating their CEO pay ratios.

Calculation Methodology
For 2025, we identified the employee with annual total compensation at the median of the compensation of all our employees (the “median employee”) by considering our employee population as of December 31, 2025 (the “employee population determination date”). We considered all individuals, excluding our then-serving CEO, who were employed by us (including our consolidated subsidiaries) on the employee population determination date, whether employed in the United States or outside of the United States, or on a full-time, part-time, seasonal or temporary basis, including employees on a leave of absence. Contractors and other non-employees were not included in our employee population. As of December 31, 2025, our employee population consisted of 894 employees.
Compensation for purposes of identifying the median employee included the following: (1) base salary paid between January 1, 2025 and December 31, 2025 (annualized for permanent employees who joined after January 1, 2025), (2) actual cash incentive compensation paid between January 1, 2025 and December 31, 2025, and (3) the grant date fair value of equity awards granted between January 1, 2025 and December 31, 2025, calculated using the same methodology we use for our NEOs in our Summary Compensation Table, which reflects all new hire and annual equity awards granted in 2025 to our employees who were employed as of the employee population determination date. For employees paid other than in U.S. dollars, we converted their compensation to U.S. dollars using exchange rates in effect as of December 31, 2025, as provided in our system of record for compensation information. We did not make any cost-of-living adjustments for employees outside of the United States. We believe our methodology represents a consistently applied compensation measure because it strikes a balance in terms of administrative burden while consistently treating all the primary compensation components for our worldwide workforce and capturing a full year of each of such primary compensation components.
After identifying the median employee based on the methodology above, we calculated the annual total compensation for such median employee using the same methodology we use to calculate the amount reported for our NEOs in the “Total” column of the Summary Compensation Table.
Pay Versus Performance
The following table sets forth information concerning: (1) the compensation of our former President and Chief Executive Officer (Mr. Gresham), our former President and Chief Executive Officer (Mr. Henry), our Chief Executive Officer (Mr. Jacobs) and the average compensation for our other NEOs, both as reported in the Summary Compensation Table and with certain adjustments to reflect the “compensation actually paid” to such individuals, as defined under SEC rules, for each of the fiscal years ended December 31, 2021, 2022, 2023, 2024 and 2025, and (2) and our cumulative TSR, the cumulative TSR of our comparator group (“S&P Composite 1500 Financials (Sector) TSR”), Net Income and Adjusted EBITDA over such years in accordance with SEC rules for each such fiscal year:

(a)	(b)	(b)	(b)	(c)	(c)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
									Value of Initial Fixed $100 Investment Based on:
Year	Summary Compensation Table Total for Mr. Gresham ($) (1)	Summary Compensation Table Total for Mr. Henry ($)(1)	Summary Compensation Table Total for Mr. Jacobs ($)(1)	Compensation Actually Paid to Mr. Gresham ($)(1)(2)	Compensation Actually Paid to Mr. Henry ($)(1)(2)	Compensation Actually Paid to Mr. Jacobs ($)(1)(2)	Average Summary Compensation Table Total for Non-CEO NEOs ($)(1)	Average Compensation Actually Paid to Non-CEO NEOs ($)(1)(2)	Total Shareholder Return ($)(3)	S&P Composite 1500 Financials (Sector) Total Shareholder Return ($)(3)	Net Income (millions) ($)	Adjusted EBITDA (millions) ($)(4)
2025	180,825	—	4,961,444	(5,577,763)	—	6,009,249	1,765,760	2,713,675	22.96	200.32	(98.9)	173.6
2024	8,132,670	—	—	4,870,373	—	—	1,536,559	1,250,723	45.67	171.85	(26.7)	165.4
2023	8,437,846	—	—	2,344,220	—	—	1,468,567	626,863	42.49	132.42	6.7	170.9
2022	3,198,433	3,264,484	—	(4,853,214)	(10,186,082)	—	816,292	(159,039)	67.90	118.59	64.2	238.7
2021	—	14,031,888	—	—	(5,692,483)	—	5,147,763	2,401,464	155.54	131.98	47.5	217.0
____________
(1) The following individuals are our other NEOs for each fiscal year:

Year	CEOs	Non-CEO NEOs
2025	William I Jacobs and George Gresham	Jess Unruh, Chris Ruppel, Amy Pugh, and Teresa Watkins
2024	George Gresham	Jess Unruh, Amy Pugh, Chris Ruppel, and Teresa Watkins
2023	George Gresham	Jess Unruh, Amy Pugh, Chris Ruppel, Teresa Watkins, and Amit Parikh
2022	George Gresham and Dan R. Henry	Jess Unruh, Teresa Watkins, Chris Ruppel, and Amit Parikh
2021	Dan R. Henry	George Gresham, Jess Unruh, Amit Parikh, Brandon Thompson, and Jason Bibelheimer
(2) Compensation actually paid to our NEOs represents the “Total” compensation reported in the Summary Compensation Table for the applicable fiscal year, adjusted as follows for fiscal year 2025:

	FY 2025
Adjustments	George Gresham ($)	William I Jacobs ($)	Avg. non-PEO NEO ($)
Summary Compensation table total for applicable year.	180,825	4,961,444	1,765,760
Decrease for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable FY	—	(2,104,992)	(671,040)
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End. RSU values include RSUs attributable to reinvested Dividend Equivalents	—	3,187,640	1,582,657
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Vested during Applicable FY, determined as of Vesting Date	—	—	—
Increase (decrease) for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	—	—	105,911
Increase (decrease) for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	(97,578)	(34,843)	(69,614)
Decrease of ASC 718 Fair Value of Awards Granted during Prior FY that were Forfeited during Applicable FY, determined as of Prior FY End	(5,661,010)	—	—
Increase based on Dividends or Other Earnings Paid during Applicable FY prior to Vesting Date	—	—	—
Increase (decrease) for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the Summary Compensation Table for Applicable FY	—	—	—
Increase for Service Cost and, if applicable, Prior Service Cost for Pension Plans	—	—	—
Compensation Actually Paid	(5,577,763)	6,009,249	2,713,675
(3) TSR is cumulative for the measurement periods beginning on December 31, 2020 and ending on December 31 of each of 2025, 2024, 2023, 2022 and 2021, respectively, calculated in accordance with Item 201(e) of Regulation S-K. The S&P Composite 1500 Financials (Sector) is the industry specific index we use in our Form 10-K.
(4) “Adjusted EBITDA” is a definition of non-GAAP adjusted EBITDA that is widely used by investors to measure a company’s operating performance without regard to items, such as non-operating net interest income and expense, income tax benefit and expense, depreciation and amortization, stock-based compensation and related employer payroll taxes, changes in the fair value of contingent consideration, transaction costs, impairment charges, extraordinary severance expenses, certain legal settlement and related expenses, earnings or losses from equity method investments, realized gains or losses on the sale of investment securities, changes in the fair value of loans held for sale, and other charges and income that can vary substantially from company to company depending upon their respective financing structures and accounting policies, the book values of their assets, their capital structures and the methods by which their assets were acquired. Appendix A to this Proxy Statement includes a reconciliation of such non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with GAAP.
Relationship between Financial Performance Measures
The line graphs below compare (i) the compensation actually paid to our CEO(s) and the average of the compensation actually paid to our remaining NEOs, with (ii) our cumulative TSR, (iii) S&P Composite 1500 Financials (Sector) TSR, (iv) our Net Income, and (v) our Adjusted EBITDA, in each case, for the fiscal years ended December 31, 2021, 2022, 2023, 2024 and 2025.
TSR amounts reported in the graph assume an initial fixed investment of $100, and that all dividends, if any, were reinvested.

Compensation Actually Paid vs Total Shareholder Return
$25,000,000
$20,000,000
$15,000,000
$10,000,000
$5,000,000
$0
($5,000,000)
($10,000,000)
($15,000,000)
($20,000,000)
($25,000,000)
Compensation Actually Paid
$250
$200
$150
$100
$50
$0
($50)
($100)
($150)
($200)
($250)
Cumulative TSR
(value of initial $100 investment)
2021
2022
2023
2024
2025
Jacobs
Henry
Gresham
Average for Non-CEO NEOs
Green Dot Corporation TSR
S&P Composite 1500 Financials (Sector) TSR

Compensation Actually Paid vs Net Income
$25,000,000
$20,000,000
$15,000,000
$10,000,000
$5,000,000
$0
($5,000,000)
($10,000,000)
($15,000,000)
($20,000,000)
($25,000,000)
Compensation Actually Paid
$100
$80
$60
$40
$20
$0
($20)
($40)
($60)
($80)
($100)
Net Income (millions)
2021
2022
2023
2024
2025
Jacobs
Henry
Gresham
Average for Non-CEO NEOs
Net Income

Compensation Actually Paid vs Adjusted EBITDA
$25,000,000
$20,000,000
$15,000,000
$10,000,000
$5,000,000
$0
($5,000,000)
($10,000,000)
($15,000,000)
($20,000,000)
($25,000,000)
Compensation Actually Paid
$250
$200
$150
$100
$50
$0
($50)
($100)
($150)
($200)
($250)
Adjusted EBITDA (millions)
2021
2022
2023
2024
2025
Jacobs
Henry
Gresham
Average for Non-CEO NEOs
Adjusted EBITDA

The following performance measures represent the most important financial performance measures used by us to link compensation actually paid to our NEOs to performance for the fiscal year ended December 31, 2025:
•Adjusted EBITDA;
•Non-GAAP EPS; and
•Relative TSR.
Director Compensation
Director Compensation Highlights
•Fees for committee service and service on the Board and committees of subsidiary bank to differentiate individual pay based on workload
•Emphasis on equity in the overall compensation mix
•Full-value equity grants under a fixed-value annual grant policy with time-based vesting
•No performance-based equity awards
•A robust stock ownership guideline set at four times the annual cash retainer to support stockholder alignment
•Stockholder approved governance limit of $750,000 on the total value of equity compensation (taken together with any cash fees paid during a calendar year for services as a director) that may be granted to a non-employee director each calendar year
•Policies prohibiting hedging and pledging by our directors
Annual and Meeting Fees. Effective January 1, 2025, non-employee directors were entitled to receive the below annualized cash compensation. We pay the annual retainer fee and any additional annual fees to each director in equal quarterly installments. No additional compensation was paid for serving on the board of directors of our subsidiary bank since the composition of both boards or directors shifted to become identical.
•$105,000 annual cash retainer
•$45,000 annual fee for chairing our Audit Committee and $20,000 for serving as a non-chair member of our Audit Committee

•$25,000 annual fee for chairing our Compensation Committee and $10,000 for serving as a non-chair member of our Compensation Committee
•$40,000 annual fee for chairing our Risk Committee and $15,000 for serving as a non-chair member of our Risk Committee
•$20,000 annual fee for chairing our Nominating and Corporate Governance Committee and $7,000 for serving as a non-chair member of our Nominating and Corporate Governance Committee
•$105,000 annual fee for the Chairperson of the Board
•$70,000 annual fee for Lead Independent Director (when applicable)
Annual Equity Awards. Effective January 1, 2025, non-employee directors were entitled to an annual grant of restricted stock units (“RSUs”) with a grant date fair value of $225,000, with no additional grant for serving on the board of directors of our subsidiary bank since the composition of both boards of directors shifted to become identical. In addition, non-employee directors, who are appointed and commence service prior to an annual meeting of stockholders, may receive pro-rated RSU grants.
Generally, all such awards are granted at each annual meeting of stockholders and will vest upon the earlier of one year or the annual meeting of stockholders following the grant date. Non-employee directors, who are appointed and commence service prior to an annual meeting of stockholders, may receive fully or partially vested awards depending on when the awards are granted and when their service commences. In the event of a merger or consolidation in which Green Dot is not the surviving corporation or another similar change in control transaction involving Green Dot, all unvested RSU awards made to non-employee directors under the policy described above will accelerate and vest in full. All awards to non-employee directors, including those described above and any awards to a non-employee director who first becomes a member of our Board, will be made on a discretionary basis under the 2010 Equity Incentive Plan, based on the recommendation of our Compensation Committee.
Non-employee directors are also eligible for and may elect to receive medical, dental and vision benefits. These benefits are available to our employees, officers and directors generally and in operation provide for the same method of allocation of benefits between director, management and non-management participants.
Non-employee directors receive no other form of remuneration, perquisites or benefits but are reimbursed for their expenses in attending meetings, including travel, meal and other expenses incurred to attend meetings solely among the non-employee directors.
Director Stock Ownership Guidelines. Our Board has instituted the following stock ownership guidelines for its non-employee directors to better align our directors’ interests with those of our stockholders. Director guidelines are determined as a multiple of the annual cash retainer for board membership (excluding any fees received for board leadership and committee chairmanship). The director guidelines are established as four times a director’s annual cash retainer. Shares that count toward meeting the stock ownership guidelines include shares owned outright, full value awards (e.g., RSUs) and shares owned directly by the director’s spouse, dependent children and/or trust. Directors have five years from appointment of the board to acquire and hold the pre-determined level of shares. As of March 31, 2026, all our non-employee directors have either satisfied their ownership requirement or have additional time to satisfy such requirement.
Insider Trading Policy - No Hedging or Pledging. We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. Under our Insider Trading Policy, no director may acquire, sell or trade in any interest or position relating to the future price of the company’s securities, such as a put option, a call option or a short sale. In addition, directors are prohibited from holding company securities in a margin account or pledging company securities as collateral for a loan.
Director Compensation Table. The following table provides information for the year ended December 31, 2025 regarding all compensation awarded to or earned by each person who served as a non-employee director for some portion or all of 2025. During 2025, Mr. Jacobs served as a director prior to his appointment as interim CEO. The non-employee director compensation paid to him in 2025 is reported in the Summary Compensation Table above under the column captioned “All Other Compensation.” Mr. Jacobs did not receive any compensation under our non-employee director compensation policy or for his service as a director or committee member of our subsidiary bank for the period that he served as both director and interim CEO.

Director Compensation - 2025
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
J. Chris Brewster	172,500	224,991	—	—	397,491
Robert Millard	155,000	224,991	—	—	379,991
Saturnino Fanlo	140,000	224,991	—	—	364,991
Michelleta Razon	127,000	224,991	—	—	351,991
Ellen Richey	152,000	224,991	—	—	376,991
George T. Shaheen	150,000	224,991	—	—	374,991
_____________
(1)Represents an annual retainer fee plus any additional annual fees for service on our committees or as our lead independent director.
(2)Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASB ASC Topic 718, Compensation - Stock Compensation for awards of RSUs granted during 2025, which include each non-employee director’s annual RSU grant for their service on the Board following the 2025 Annual Meeting of Stockholders.
(3)Our non-employee directors who served in 2025 held the following number of unexercised stock options and unvested RSUs as of December 31, 2025.

Name	Stock Options Outstanding	Unvested Restricted Stock Units (a)
J. Chris Brewster	—	24,429
Robert Millard	—	24,429
Saturnino Fanlo	—	24,429
Michelleta Razon	—	24,429
Ellen Richey	—	24,429
George T. Shaheen	—	24,429
(a) These RSUs will vest upon the earlier of one year or the annual meeting of stockholders following the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our Class A common stock as of March 31, 2026, by:
•each stockholder known by us to be the beneficial owner of more than 5% of either class of our Class A common stock;
•each of our directors or director nominees;
•each of our NEOs; and
•all of current our directors and executive officers as a group.
Unless otherwise indicated, the address of each of the individuals and entities named in the table below under “Directors and Named Executive Officers” and “5% Stockholders” is c/o Green Dot Corporation, 4675 Cornell Road, Suite 280, Cincinnati, Ohio 45241 and references to shares refer to our Class A common stock.
Percentage ownership of our Class A common stock is based on 56,661,261 shares of our Class A common stock outstanding on March 31, 2026. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. Shares of our Class A common stock subject to options or RSUs that are currently exercisable or exercisable or will settle within 60 days of March 31, 2026 are deemed to be outstanding and to be beneficially owned by the person holding the options or RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Class A Common	% of Total
Name of Beneficial Owner	Stock Shares	Voting Power
Directors and Named Executive Officers
J. Chris Brewster (1)	133,215	*
Saturnino Fanlo (2)	92,737	*
George Gresham (3)	135,516	*
William I Jacobs (4)	225,797	*
Robert Millard (5)	69,530	*
Amy Pugh (6)	49,859	*
Michelleta Razon (7)	36,612	*
Ellen Richey (8)	74,469	*
Chris Ruppel (9)	130,050	*
George T. Shaheen (10)	111,966	*
Jess Unruh (11)	126,591	*
Teresa Watkins (12)	59,549	*
All current directors and executive officers as a group (11 persons)(13)	1,110,375	2.0%

5% Stockholders
No Street GP LP (14)	4,250,000	7.5%
BlackRock, Inc. (15)	3,399,936	6.0%
_____________
*    Represents beneficial ownership of less than 1% of our outstanding shares of Class A common stock.
(1)Represents 108,786 shares held by Mr. Brewster and 24,429 shares subject to RSUs that vest within 60 days of March 31, 2026.
(2)Represents 68,308 shares held by Mr. Fanlo and 24,429 shares subject to RSUs that vest within 60 days of March 31, 2026.
(3)Mr. Gresham ceased serving as President and Chief Executive Officer effective on March 7, 2025. Beneficial ownership information for Mr. Gresham is based on information available to us as of March 7, 2025.
(4)Represents 225,797 shares held by Mr. Jacobs.

(5)Represents 45,101 shares held by Mr. Millard and 24,429 shares subject to RSUs that vest within 60 days of March 31, 2026.
(6)Represents 49,859 shares held by Ms. Pugh.
(7)Represents 12,183 shares held by Ms. Razon and 24,429 shares subject to RSUs that vest within 60 days of March 31, 2026.
(8)Represents 50,040 shares held by Ms. Richey and 24,429 shares subject to RSUs that vest within 60 days of March 31, 2026.
(9)Represents 130,050 shares held by Mr. Ruppel.
(10)Represents 87,537 shares held by Mr. Shaheen and 24,429 shares subject to RSUs that vest within 60 days of March 31, 2026.
(11)Represents 126,591 shares held by Mr. Unruh.
(12)Represents 59,549 shares held by Ms. Watkins.
(13)Includes 963,801 shares and 146,574 shares subject to RSUs that vest within 60 days of March 31, 2026. Only includes share holdings of persons who were serving as executive officers and directors of Green Dot as of the date of this proxy statement.
(14)Based solely on the information set forth in a Schedule 13G/A filed by No Street GP LP on March 30, 2026. No Street GP LP reported that, as of March 30, 2026, it had shared voting power over 4,250,000 shares and shared dispositive power over 4,250,000 shares. The principal business of No Street GP LP is 505 Montgomery Street, Suite 1250, San Francisco, CA 94111.
(15)Based solely on the information set forth in a Schedule 13G/A filed by BlackRock Inc. on April 3, 2025. BlackRock Inc. reported that, as of March 31, 2025, it had sole voting power over 3,336,678 shares and sole dispositive power over 3,399,936 shares. The principal business address of BlackRock Inc. is 50 Hudson Yards, New York, NY 10001.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 with respect to the shares of our Class A common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights ($) (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,706,528(2)(3)	$—	9,711,949(4)
Total	4,706,528		9,711,949
(1) The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.
(2) Excludes purchase rights accrued under our 2010 Employee Stock Purchase Plan.
(3) Includes restricted stock unit awards covering 3,749,692 shares of our Class A common stock and performance restricted stock unit awards covering 956,836 shares of our Class A common stock.
(4) Includes 4,732,539 shares available for future issuance under the 2010 Plan. Also includes 4,979,410 shares available for future issuance under the 2010 Employee Stock Purchase Plan, including shares subject to purchase during the most recent purchase period. The purchase period commenced on November 15, 2025 and concluded on February 27, 2026, resulting in 88,955 shares purchased.

Item 13. Certain Relationships and Related Transactions, and Director Independence
TRANSACTIONS WITH RELATED PARTIES, FOUNDERS AND CONTROL PERSONS
From January 1, 2025 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a participant and in which any director, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, other than as described below and except for payments set forth under “Executive Compensation” or "Director Compensation” above.
Review, Approval or Ratification of Transactions with Related Parties
We have adopted a written related-party transactions policy which sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related person transactions.” Our Audit Committee reviews transactions that may be “related person transactions,” which are transactions between us and any related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000, and in which the related person has or will have a direct or indirect material interest. For purposes of the policy, a related person is any executive officer, director, nominee for director or stockholder of ours holding more than 5% of any class of our voting securities, in each case since the beginning of the previous fiscal year, and their immediate family members.
Under the policy, absent any facts or circumstances indicating special or unusual benefits to the related person, the following transactions, arrangements or relationships need not be approved by our Audit Committee pursuant to the policy:
•employment by us of an executive officer if:
◦the related compensation is required to be reported in our proxy statement, or
◦the executive officer is not an immediate family member of another of our executive officers or directors, the related compensation would be reported in our proxy statement if the executive officer were a “named executive officer,” and our Compensation Committee approved or recommended that our Board approve the compensation;
•any compensation paid to a director if the compensation is required to be reported in our proxy statement;
•any transaction where the related person’s interest arises solely from the ownership of our Class A common stock and all holders of our Class A common stock received the same benefit on a pro-rata basis;
•any transaction where the rates or charges involved are determined by competitive bids;
•any transaction involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or government authority;
•any transaction involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture or similar services;
•any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than as an executive officer);
•any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related person is a trustee, director or executive officer, if the aggregate amount involved in any fiscal year does not exceed $120,000;
•any non-discretionary matching contribution, grant or endowment made pursuant to a matching gift program;
•ordinary course business travel expenses, advances and reimbursements; and
•any indemnification payments made pursuant to our insurance policies, certificate of incorporation or bylaws or as otherwise approved by our Board.
Under the policy, members of our legal department review transactions involving related persons that do not fall into one of the above categories. If they determine that a related person could have a significant interest in a transaction, the transaction is referred to our Audit Committee. In addition, transactions may be identified through our code of business conduct and ethics or our other policies and procedures and reported to the Audit Committee.

The Audit Committee determines whether the related person has a material interest in a transaction and may approve, ratify, reject, rescind or take other action with respect to the transaction.
Independence of Directors
Our Board determines the independence of our directors by applying the independence principles and standards established by the New York Stock Exchange, or NYSE. These provide that a director is independent only if the board affirmatively determines that the director has no direct or indirect material relationship with our company. They also specify various relationships that preclude a determination of director independence. Material relationships may include commercial, industrial, consulting, legal, accounting, charitable, family and other business, professional and personal relationships.
Applying these standards, the board annually reviews the independence of our directors, taking into account all relevant facts and circumstances. In its most recent review, the board considered, among other things, the absence of any current employment relationships between the company and our directors or their families (except in the case of William I Jacobs, who has served as our Chief Executive Officer since January 2026 and as our interim Chief Executive Officer from March 2025 to January 2026); the absence of any of the other specific relationships that would preclude a determination of independence under the rules of the NYSE; the absence of transactions with non-employee directors and members of their families that would require disclosure in this proxy statement under SEC rules regarding related person transactions; and the absence of any other material relationships between the non-employee directors and Green Dot.
Based upon this review, our Board has determined that the following persons who served as directors in 2025 and current directors were or are independent as determined under the rules of the NYSE:
•J. Chris Brewster
•Saturnino Fanlo
•Robert Millard
•Michelleta Razon
•Ellen Richey
•George T. Shaheen
All members of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee must be independent directors as defined by our Corporate Governance Guidelines. Members of the Audit Committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from Green Dot or any of its subsidiaries other than their directors’ compensation. No member of any committee may be a partner, member or principal of a law firm, accounting firm or investment banking firm that accepts consulting or advisory fees from Green Dot or any of its subsidiaries. Our Board has determined that all members of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee are independent, and all members of our Audit Committee satisfy the relevant SEC additional independence requirements for the members of such committee.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
We regularly review the services provided by and fees of the independent registered public accounting firm. These services and fees are also reviewed with our Audit Committee annually. In accordance with standard policy, Ernst & Young LLP periodically rotates the individuals who are responsible for Green Dot’s audit.
In addition to performing the audit of Green Dot’s consolidated financial statements, Ernst & Young LLP provided various other services during the years ended December 31, 2025 and 2024. Our Audit Committee has determined that Ernst & Young LLP’s provision of these services, which are described below, does not impair Ernst & Young LLP’s independence from Green Dot. The aggregate fees billed for the years ended December 31, 2025 and 2024 for each of the following categories of services are as follows:

Fees Billed to Green Dot	2025	2024
Audit fees(1)	$3,425,000	$3,128,440
Audit related fees(2)	—	—
Tax fees(3)	341,601	328,873
All other fees(4)	3,600	3,600
Total fees	$3,770,201	$3,460,913
(1)“Audit fees” represents fees for professional services rendered for the audit of our annual consolidated financial statements and internal control over financial reporting, the review of our quarterly consolidated financial statements and audit services provided in connection with other statutory and regulatory filings.
(2)“Audit related fees” represents fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, consents related to SEC registration statements, and other accounting and financial reporting consultation or research work necessary to comply with financial accounting and reporting standards.
(3)“Tax fees” represents fees for tax compliance and advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters; assistance with sales tax; and assistance with tax audits.
(4)“All Other Fees” are fees charged by Ernst & Young LLP for services not described above. The fees billed by Ernst & Young LLP in this category were for annual subscriptions and software licenses, including EY Atlas, a proprietary online resource for accounting research online, online training materials and industry publications.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our Audit Committee’s policy is to pre-approve all services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.
All of the services relating to the fees described in the table above were approved by our Audit Committee.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as exhibits to this report:
1.Consolidated Financial Statements:
The consolidated financial statements of Green Dot Corporation, as listed in Item 15 of the Form 10-K, are included in Item 15 of the Form 10-K.
2. Financial Statement Schedules:
The financial statement schedule of Green Dot Corporation as listed in Item 15 of the Form 10-K, is included in Item 15 of the Form 10-K.
The financial statements of TailFin Labs, LLC required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment.
3. Exhibits Required by Item 601 of Regulation S-K:
The exhibits listed in the Exhibit Index of the Form 10-K and this Amendment are filed with, or incorporated by reference in, this report.
(b) The information required by this Item is set forth in the exhibits listed in the Exhibit Index of the Form 10-K and this Amendment filed with, or incorporated by reference in, this report.
(c) Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons.
TailFin Labs, LLC was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal years ended December 31, 2025 and 2024. As such, financial statements of TailFin Labs, LLC for our fiscal years ended December 31, 2025 and 2024, respectively, are required to be filed by amendment to the Form 10-K within three months of TailFin Labs, LLC fiscal year end. Accordingly, TailFin's financial statements for its fiscal year ended January 31, 2026 and 2025 are provided as Exhibit 99.1 to this Amendment.
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	Date Filed	Number	Filed Herewith

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

31.3	Certification of William I Jacobs, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Jess Unruh, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.3	Certification of William I Jacobs, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.4	Certification of Jess Unruh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audited financial statements of TailFin Labs, LLC for the years ended January 31, 2026 and 2025.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Dot Corporation

Date:	April 30, 2026	By:	/s/ William I Jacobs
		Name:	William I Jacobs
		Title:	Chief Executive Officer