Form 10-Q
period 2026-03-31
GREEN DOT CORP
filed 2026-05-11
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 56,680,265 shares of Class A common stock outstanding, par value $0.001 per share as of April 30, 2026.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,646,382	$1,421,690
Restricted cash	31	44
Settlement assets	879,485	947,497
Accounts receivable, net	196,342	197,248
Prepaid expenses and other assets	106,924	73,275
Income tax receivable	422	589
Total current assets	2,829,586	2,640,343
Investment securities available-for-sale, at fair value	2,969,954	2,467,843
Loans to bank customers, net of allowance for credit losses of $21,645 and $21,053 as of March 31, 2026 and December 31, 2025, respectively	47,464	55,700
Prepaid expenses and other assets	154,327	154,567
Property, equipment, and internal-use software, net	198,978	198,352
Operating lease right-of-use assets	999	1,053
Deferred expenses	727	789
Net deferred tax assets	79,585	92,188
Goodwill and intangible assets	368,995	374,401
Total assets	$6,650,615	$5,985,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,432	$114,714
Deposits	4,528,541	4,416,294
Obligations to customers	294,643	284,978
Settlement obligations	62,048	52,916
Other accrued liabilities	150,941	153,752
Operating lease liabilities	375	325
Deferred revenue	4,351	4,224
Federal Home Loan Bank advances	500,000	—
Income tax payable	2,433	2,366
Total current liabilities	5,644,764	5,029,569
Other accrued liabilities	203	282
Operating lease liabilities	1,508	1,599
Notes payable	63,640	63,541
Total liabilities	5,710,115	5,094,991
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2026 and December 31, 2025; 56,661 and 55,565 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	57	56
Additional paid-in capital	427,915	427,477
Retained earnings	698,489	644,736
Accumulated other comprehensive loss	(185,961)	(182,024)
Total stockholders’ equity	940,500	890,245
Total liabilities and stockholders’ equity	$6,650,615	$5,985,236
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$448,675	$375,953
Cash processing revenues	136,371	113,373
Interchange revenues	43,959	47,919
Interest income, net	27,242	21,629
Total operating revenues	656,247	558,874
Operating expenses:
Sales and marketing expenses	59,313	59,688
Compensation and benefits expenses	59,771	66,214
Processing expenses	374,594	285,317
Other general and administrative expenses	93,449	86,910
Restructuring and other charges	82	—
Total operating expenses	587,209	498,129
Operating income	69,038	60,745
Interest expense, net	1,576	1,386
Other income (expense), net	177	(25,704)
Income before income taxes	67,639	33,655
Income tax expense	13,886	7,882
Net income	$53,753	$25,773

Basic earnings per common share:	$0.96	$0.47
Diluted earnings per common share	$0.93	$0.47
Basic weighted-average common shares issued and outstanding:	55,743	54,361
Diluted weighted-average common shares issued and outstanding:	58,016	55,282
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$53,753	$25,773
Other comprehensive income
Unrealized holding (losses) income, net of tax	(3,937)	29,321
Reclassification of losses realized in net income, net of tax	—	18,392
Comprehensive income	$49,816	$73,486
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2026
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2025	55,565	$56	$427,477	$644,736	$(182,024)	$890,245
Common stock issued under stock plans, net of withholdings and related tax effects	1,096	1	(4,056)	—	—	(4,055)
Stock-based compensation	—	—	4,494	—	—	4,494
Net income	—	—	—	53,753	—	53,753
Other comprehensive loss	—	—	—	—	(3,937)	(3,937)
Balance at March 31, 2026	56,661	$57	$427,915	$698,489	$(185,961)	$940,500

	Three Months Ended March 31, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2024	54,227	$55	$408,010	$743,602	$(278,082)	$873,585
Common stock issued under stock plans, net of withholdings and related tax effects	646	—	(2,429)	—	—	(2,429)
Stock-based compensation	—	—	3,021	—	—	3,021
Net income	—	—	—	25,773	—	25,773
Other comprehensive income	—	—	—	—	47,713	47,713
Balance at March 31, 2025	54,873	$55	$408,602	$769,375	$(230,369)	$947,663
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating activities
Net income	$53,753	$25,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	18,134	15,184
Amortization of intangible assets	5,147	5,200
Provision for uncollectible overdrawn accounts from purchase transactions	2,556	2,864
Provision for loan losses	11,110	11,127
Stock-based compensation	4,494	3,021
Losses in equity method investments	1,420	2,846
Realized loss on available-for-sale investment securities	—	24,497
Amortization of premium and discount on available-for-sale investment securities	959	(513)
Impairment of long-lived assets	331	61
Other	6,012	(1,499)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,650)	499
Prepaid expenses and other assets	1,380	1,720
Deferred expenses	62	257
Accounts payable and other accrued liabilities	(22,854)	11,988
Deferred revenue	48	(1,695)
Income tax receivable/payable	14,146	7,713
Other, net	13	(322)
Net cash provided by operating activities	95,061	108,721

Investing activities
Purchases of available-for-sale investment securities	(549,768)	(80,741)
Proceeds from maturities of available-for-sale securities	41,495	54,520
Proceeds from sales and calls of available-for-sale securities	—	287
Payments for property, equipment and internal-use software	(19,032)	(19,418)
Net changes in loans	(16,093)	(17,631)
Other investing activities	(23,199)	(474)
Net cash used in investing activities	(566,597)	(63,457)

Financing activities
Borrowings on notes payable	—	14,860
Net borrowings from Federal Home Loan Bank	500,000	—
Proceeds from ESPP purchases	820	—
Taxes paid related to net share settlement of equity awards	(4,875)	(2,429)
Net changes in deposits	112,415	159,766
Net changes in settlement assets and obligations to customers	87,855	(36,586)
Deferred financing costs	—	(422)
Net cash provided by financing activities	696,215	135,189

Net increase in unrestricted cash, cash equivalents and restricted cash	224,679	180,453
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,421,734	1,592,435
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,646,413	$1,772,888

Cash paid for interest	$2,738	$2,112
Cash (refunded from) paid for income taxes	$(122)	$3

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,646,382	$1,772,845
Restricted cash	31	43
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,646,413	$1,772,888
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
For additional information regarding potential risks and uncertainties associated with such transactions, please see Part II, Item 1A, Risk Factors below.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our previously disclosed significant accounting policies during the three months ended March 31, 2026. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of March 31, 2026 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Three Months Ended March 31, 2026
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$38,337	$65,377	$134,312	$238,026
Transferred over time	370,821	19,363	795	390,979
Operating revenues (1)	$409,158	$84,740	$135,107	$629,005

	Three Months Ended March 31, 2025
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$37,544	$69,258	$112,440	$219,242
Transferred over time	293,367	23,830	806	318,003
Operating revenues (1)	$330,911	$93,088	$113,246	$537,245

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $1.6 million and $2.3 million in revenue for the three months ended March 31, 2026 and 2025, respectively, that were included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
March 31, 2026
Agency bond securities	$179,227	$—	$(22,819)	$156,408
Agency mortgage-backed securities	2,653,604	2,362	(217,914)	2,438,052
Municipal bonds	28,132	—	(5,609)	22,523
Asset-backed securities	354,192	96	(1,317)	352,971
Total investment securities	$3,215,155	$2,458	$(247,659)	$2,969,954

December 31, 2025
Agency bond securities	$179,227	$—	$(22,252)	$156,975
Agency mortgage-backed securities	2,145,925	1,392	(212,399)	1,934,918
Municipal bonds	28,137	—	(5,581)	22,556
Asset-backed securities	354,510	86	(1,202)	353,394
Total investment securities	$2,707,799	$1,478	$(241,434)	$2,467,843

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
As of March 31, 2026 and December 31, 2025, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
March 31, 2026
Agency bond securities	$—	$—	$156,408	$(22,819)	$156,408	$(22,819)
Agency mortgage-backed securities	871,309	(2,839)	1,040,496	(215,075)	1,911,805	(217,914)
Municipal bonds	—	—	22,522	(5,609)	22,522	(5,609)
Asset-backed securities	305,878	(1,317)	—	—	305,878	(1,317)
Total investment securities	$1,177,187	$(4,156)	$1,219,426	$(243,503)	$2,396,613	$(247,659)

December 31, 2025
Agency bond securities	$—	$—	$156,975	$(22,252)	$156,975	$(22,252)
Agency mortgage-backed securities	504,676	(1,764)	1,049,422	(210,635)	1,554,098	(212,399)
Municipal bonds	—	—	22,556	(5,581)	22,556	(5,581)
Asset-backed securities	321,811	(1,202)	—	—	321,811	(1,202)
Total investment securities	$826,487	$(2,966)	$1,228,953	$(238,468)	$2,055,440	$(241,434)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any credit-related impairment loss during the three months ended March 31, 2026 or 2025 on our available-for-sale investment securities. Unrealized losses as of March 31, 2026 and December 31, 2025 are the result of increases in interest rates relative to when they were purchased as a portion of our investment portfolio is comprised of fixed rate securities. The underlying securities within our investment portfolio that were in an unrealized loss position as of March 31, 2026 and December 31, 2025 was due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Federal Reserve, and general volatility in market conditions.
Except as disclosed below, we do not currently intend to sell our remaining investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.
In April 2025, we sold certain available-for-sale securities in order to reposition the proceeds into higher yielding assets. As a result, we recorded a realized loss of approximately $24.5 million during the three months ended March 31, 2025 because we no longer had the intent to hold the securities until recovery of their amortized cost bases. The losses were reflected as a component of other income and expense, net on our consolidated statement of operations.
As of March 31, 2026, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$139,227	$124,660
Due after five years through ten years	40,000	31,748
Due after ten years	28,132	22,523
Mortgage and asset-backed securities	3,007,796	2,791,023
Total investment securities	$3,215,155	$2,969,954
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations. See Note 2 — Summary of Significant Accounting Policies.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Trade receivables	$78,303	$44,349
Reserve for uncollectible trade receivables	(74)	(139)
Net trade receivables	78,229	44,210

Overdrawn accountholder balances from purchase transactions	5,593	5,173
Reserve for uncollectible overdrawn accounts from purchase transactions	(1,323)	(1,215)
Net overdrawn accountholder balances from purchase transactions	4,270	3,958

Accountholder fees	2,159	2,136
Receivables due from card issuing banks	1,234	1,682
Fee advances, net	2,416	58,572
Other receivables	108,034	86,690
Accounts receivable, net	$196,342	$197,248
Included within "other receivables" above is $40 million related to the settlement of a class-action lawsuit. See Note 17—Commitments and Contingencies for further information.
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance, beginning of period	$1,215	$1,741
Provision for uncollectible overdrawn accounts from purchase transactions	2,556	2,864
Charge-offs	(2,448)	(2,770)
Balance, end of period	$1,323	$1,835

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
March 31, 2026
Residential	$—	$—	$—	$—	$7,439	$7,439
Commercial	—	—	—	—	2,649	2,649
Installment	8	35	—	43	5,564	5,607
Consumer	1,614	—	—	1,614	42,565	44,179
Secured credit card	482	646	1,524	2,652	6,583	9,235
Total loans	$2,104	$681	$1,524	$4,309	$64,800	$69,109

Percentage of outstanding	3.0%	1.0%	2.2%	6.2%	93.8%	100.0%

December 31, 2025
Residential	$—	$—	$—	$—	$7,733	$7,733
Commercial	—	—	—	—	22,688	22,688
Installment	8	35	—	43	5,773	5,816
Consumer	1,777	—	—	1,777	28,124	29,901
Secured credit card	544	554	1,835	2,933	7,682	10,615
Total loans	$2,329	$589	$1,835	$4,753	$72,000	$76,753

Percentage of outstanding	3.0%	0.8%	2.4%	6.2%	93.8%	100.0%
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
Nonperforming Loans
The following table presents the carrying value, gross of the related allowance for credit losses, of our nonperforming loans. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information on the criteria for classification as nonperforming.

	March 31, 2026	December 31, 2025
	(In thousands)
Residential	$15	$19
Secured credit card	1,524	1,835
Total loans	$1,539	$1,854

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
The table below presents the carrying value, gross of the related allowance for credit losses, of our loans within the primary credit quality indicators related to our loan portfolio:

	March 31, 2026		December 31, 2025
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$7,424	$15	$7,714	$19
Commercial	2,649	—	22,688	—
Installment	4,217	1,390	4,902	914
Consumer	44,179	—	29,901	—
Secured credit card	7,711	1,524	8,780	1,835
Total loans	$66,180	$2,929	$73,985	$2,768
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance, beginning of period	$21,053	$17,542
Provision for loans	11,110	11,127
Loans charged off	(10,636)	(6,347)
Recoveries of loans previously charged off	118	34
Balance, end of period	$21,645	$22,356
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
As of March 31, 2026 and December 31, 2025, our net investment in TailFin amounted to approximately $40.1 million and $41.8 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. Under the HLBV method and based on the terms of the agreement, we recorded equity in losses attributable to TailFin of approximately $1.7 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are recorded as a component of other income and expense, net on our consolidated statements of operations.
In April 2025, we entered into an amendment which provides for us to continue serving as the issuing bank and program manager for the Walmart MoneyCard suite of reloadable debit card products, and entered into additional amendments pursuant to which we distribute our various products and services, including certain Green Dot-branded products and reload services through the Green Dot Network, at Walmart stores (collectively, the “Agreements”). The amended term of the Agreements expires on January 31, 2033, subject to an automatic one-year renewal provision under the terms of the arrangements. In consideration of the amended Agreements, we and the assignee of Walmart Inc. and its subsidiary parties, RNBW Ventures Inc. (“RNBW”), agreed to cause TailFin to pay RNBW a one-time, non-refundable incentive payment in the amount of $70 million, which we recorded as a component of equity in losses attributable to TailFin during the second quarter of 2025 under our HLBV method of accounting.
The following table presents summarized financial information of TailFin's statements of operations.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest income	$353	$1,269
Sales and marketing expenses	(1,121)	(2,229)
Compensation and professional services	(892)	(1,798)
Net loss	$(1,660)	$(2,758)
Other equity method investments
Our equity method investments also include an investment held by our bank, which amounted to $3.3 million and $3.0 million, respectively, as of March 31, 2026 and December 31, 2025. Equity in earnings and losses from this investment for the three months ended March 31, 2026 and 2025 were not significant.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Non-interest bearing deposit accounts	$4,388,364	$4,275,794
Interest-bearing deposit accounts
Checking accounts	125,309	124,888
Savings	6,244	6,585
Secured card deposits	2,803	3,008
Time deposits, denominations greater than or equal to $250	3,681	3,798
Time deposits, denominations less than $250	2,140	2,221
Total interest-bearing deposit accounts	140,177	140,500
Total deposits	$4,528,541	$4,416,294
The scheduled contractual maturities for total time deposits are presented in the table below:

March 31, 2026
(In thousands)
Due in 2026	$2,314
Due in 2027	1,857
Due in 2028	755
Due in 2029	602
Due in 2030	293
Total time deposits	$5,821
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
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of March 31, 2026, we were in compliance with all affirmative and negative covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under a previous revolving credit facility, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

	March 31, 2026	December 31, 2025
	(In thousands)
Senior unsecured notes	$65,000	$65,000
Less: Unamortized discount and issuance costs	(1,360)	(1,459)
Notes payable, net of unamortized discount and issuance costs	$63,640	$63,541
We incurred total cash interest expense on our debt of approximately $1.4 million and $1.2 million during the three months ended March 31, 2026 and 2025, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt (continued)
FHLB Advances
Green Dot Bank has the ability to access various sources of funding, including advances from the Federal Home Loan Bank ("FHLB") and the Federal Reserve's discount window. Availability of these borrowings is subject to various factors, including maintaining eligibility requirements and the amount of pledged collateral. These sources may be used from time to time to support our short-term liquidity needs and lines of business. The $500 million in net borrowings outstanding with the FHLB as of March 31, 2026 was in support of our tax refund processing business. The entirety of the outstanding balance was repaid on April 1, 2026. Interest expense on FHLB borrowings during the three months ended March 31, 2026 and 2025 amounted to approximately $1.3 million and $1.0 million, respectively.
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balances as of March 31, 2026 and December 31, 2025.
Note 10—Income Taxes
Our income tax expense for the three months ended March 31, 2026 and 2025 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Three Months Ended March 31,
	2026	2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.0	3.4
Foreign tax rate differential	—	(0.2)
General business credits	(2.0)	(1.1)
IRC 162(m) limitation	(0.1)	(2.9)
Stock-based compensation	0.2	3.8
Bank-owned life insurance income	(2.0)	(1.0)
Nondeductible expenses	0.2	0.3
Nondeductible transaction related costs	0.1	—
Change in valuation allowance	2.1	—
Other	—	0.1
Effective tax rate	20.5%	23.4%
For the three months ended March 31, 2025, we utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate our interim income tax provision, as allowed by Accounting Standards Codification 740-270-30-18, "Income Taxes – Interim Reporting." We determined we could not use the estimated annual effective tax rate method as we could not calculate a reliable estimate of the annual effective tax rate due to it being highly sensitive to minor changes in our forecasted amounts, thus generating significant variability in the estimated annual effective tax rate and distorting the customary relationship between income tax expense and pre-tax income in interim periods.
The effective tax rate for the three months ended March 31, 2026 and 2025 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, cash surrender value growth in bank owned life insurance policies, the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation, and the change in valuation allowance. The net decrease in the effective tax rate for the three months ended March 31, 2026 from the prior year comparable period was due to several factors, including a decrease of $0.5 million in state income taxes expense, net of federal benefits, a decrease of $1.1 million in tax expense associated with shortfalls from stock-based compensation, an increase of $1.0 million in the tax benefit from the cash surrender value in bank-owned life insurance policies, and a higher tax rate benefit due to an increase of $1.0 million in general business credits. These decreases were partially offset by an increase of $0.9 million in the amount of compensation expense that

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation and an increase in the valuation allowance recorded against our 2026 federal and state research credits. For the three months ended March 31, 2026, we recorded valuation allowances of $1.4 million against our 2026 federal research credits, which is reflected in change in valuation allowance, and $1.1 million against our 2026 state research credits, reflected in state income taxes, net of federal tax benefit in our effective tax rate reconciliation.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the three months ended March 31, 2026 and 2025, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2026, we have a valuation allowance recorded against our 2026 federal research credits, state research credits, certain state net operating loss carryforwards, a portion of our capital loss carryforwards, and the deferred tax assets of our China subsidiary as we believe it is more-likely-than-not that the tax benefits related to these items will not be realized. During the three months ended March 31, 2026, we recorded a valuation allowance of approximately $2.5 million against our 2026 federal and state research credits as we determined it was more-likely-than-not that the benefit of these credits would not be realized; accordingly, no tax benefit was recognized for the 2026 federal and state research credits in the current period. All other valuation allowances previously recorded as of December 31, 2025 remained unchanged. As of December 31, 2025, we recorded a valuation allowance of approximately $21.6 million against our state research credits, certain state net operating loss carryforwards, a portion of our capital loss carryforwards, and the deferred tax assets of our China subsidiary as we determined it was more-likely-than-not that the tax benefits related to these items would not be realized.
We are subject to examination by the Internal Revenue Service (the "IRS"), and various state tax authorities. We remain subject to examination of our federal income tax returns for the years ended December 31, 2022 through 2025. We generally remain subject to examination of our various state income tax returns for a period of four to five years from the respective dates that the returns were filed.
As of March 31, 2026, we had federal net operating loss carryforwards of approximately $304.9 million, state net operating loss carryforwards of approximately $309.1 million, and capital loss carryforwards of approximately $2.5 million which will be available to offset future income. In regard to the federal net operating loss carryforwards, $9.0 million will expire between 2030 and 2034 and are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods, while the remaining balance of approximately $294.0 million does not expire and carries forward indefinitely. Of our total state net operating loss carryforwards, approximately $192.5 million will expire between 2028 and 2045, while the remaining balance of approximately $116.6 million does not expire and carries forward indefinitely. The capital loss carryforwards will expire in 2030. In addition, we have federal business tax credits of approximately $1.6 million that can be carried forward indefinitely and we have state business tax credits of approximately $24.4 million that can be carried forward indefinitely.
As of March 31, 2026 and December 31, 2025, we had a liability of $12.4 million and $11.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning balance	$11,423	$12,541
Increases related to positions taken during the current year	966	1,314
Ending balance	$12,389	$13,855

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,010	$13,301
As of March 31, 2026 and 2025, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.3 million and $1.8 million, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of March 31, 2026, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the three months ended March 31, 2026. Pursuant to the Merger Agreement and the Separation Agreement, we are restricted from making further repurchases without the approval of CommerceOne and Payments Buyer, respectively.
Note 12—Stock-Based Compensation
We currently grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $4.5 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the three months ended March 31, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2025	3,749	$9.02
Restricted stock units granted	—	—
Restricted stock units vested	(1,439)	9.53
Restricted stock units canceled	(42)	8.87
Outstanding at March 31, 2026	2,268	$8.70
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the three months ended March 31, 2026 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2025	738	$11.87
Performance restricted stock units granted	111	11.87
Performance restricted stock units canceled	(248)	18.09
Outstanding at March 31, 2026	601	$9.30
We grant performance-based restricted stock units to certain employees that are subject to the attainment of pre-established internal performance conditions, market conditions, or a combination thereof (collectively referred to herein as "performance-based restricted stock units"). The actual number of shares subject to the award is determined at the end of the performance period and may range from 0% to 175% of the target shares granted depending upon the terms of the award. Compensation expense related to these awards is recognized using the accelerated attribution method over the vesting period based on the grant date fair value of the award.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings per Common Share
The calculation of basic and diluted earnings per share ("EPS") was as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Basic earnings per Class A common share
Numerator:
Net income	$53,753	$25,773
Denominator:
Weighted-average Class A shares issued and outstanding	55,743	54,361
Basic earnings per Class A common share	$0.96	$0.47

Diluted earnings per Class A common share
Numerator:
Net income allocated to Class A common stockholders	$53,753	$25,773
Denominator:
Weighted-average Class A shares issued and outstanding	55,743	54,361
Dilutive potential common shares:
Service-based restricted stock units	2,171	863
Performance-based restricted stock units	102	6
Employee stock purchase plan	—	52
Diluted weighted-average Class A shares issued and outstanding	58,016	55,282
Diluted earnings per Class A common share	$0.93	$0.47
For the periods presented, we excluded certain restricted stock units which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive under the treasury stock method. Additionally, we have excluded any performance-based restricted stock units where the performance contingency has not been met as of the end of the period, or whereby the result of including such awards was anti-dilutive.
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Class A common stock
Service-based restricted stock units	—	602
Performance-based restricted stock units	491	717
Total	491	1,319

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
As of March 31, 2026 and December 31, 2025, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2026	(In thousands)
Assets
Investment securities:
Agency bond securities	$—	$156,408	$—	$156,408
Agency mortgage-backed securities	—	2,438,052	—	2,438,052
Municipal bonds	—	22,523	—	22,523
Asset-backed securities	—	352,971	—	352,971
Total assets	$—	$2,969,954	$—	$2,969,954

December 31, 2025
Assets
Investment securities:
Agency bond securities	$—	$156,975	$—	$156,975
Agency mortgage-backed securities	—	1,934,918	—	1,934,918
Municipal bonds	—	22,556	—	22,556
Asset-backed securities	—	353,394	—	353,394
Total assets	$—	$2,467,843	$—	$2,467,843
We based the fair value of our fixed income securities held as of March 31, 2026 and December 31, 2025 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2026 or 2025.

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
Debt
The fair value of the Notes and other instruments is based on borrowing rates currently available to a market participant for loans with similar terms, maturity and credit risk. The carrying amount of our outstanding Notes at March 31, 2026 approximates fair value because the interest rate charged is commensurate with current market rates for issuers of similar risk. The fair value of the Notes are classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments and debt, for which the carrying value approximates fair value at March 31, 2026 and December 31, 2025 are presented in the table below.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$47,464	$47,199	$55,700	$54,415

Financial Liabilities
Deposits	$4,528,541	$4,528,278	$4,416,294	$4,415,994

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases
Our remaining leases consist of operating lease agreements principally related to our corporate office location. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of approximately 2 years to 7 years, some of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $0.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

March 31, 2026

Cash paid for operating lease liabilities (in thousands)	$109
Weighted average remaining lease term (years)	6.10
Weighted average discount rate	5.3%
Maturities of our operating lease liabilities as of March 31, 2026 are as follows:

Operating Leases
(In thousands)
Remainder of 2026	$440
2027	412
2028	276
2029	271
2030	278
Thereafter	626
Total	2,303
Less: imputed interest	(420)
Total lease liabilities	$1,883
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
Pursuant to the terms of the settlement (which are subject to final documentation and court approval), we expect to pay $40.0 million to the plaintiffs in resolution of all claims against us and our two former officers. If the settlement is approved by the Court, the settlement amount will be funded from available insurance coverage and this amount, less fees and expenses, will be distributed to purchasers of our securities between May 9, 2018 and November 7, 2019 who file valid proofs of claim under procedures to be implemented by the Court. The expected settlement amount is reflected as of March 31, 2026 and December 31, 2025 within the current portion of other accrued liabilities on our consolidated financial statements, with a corresponding insurance recovery recorded within accounts receivable, net.
On February 18, 2020, a putative shareholder derivative action entitled Hellman v. Streit, et al., No. 20-cv-01572-SVW-PVC was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. The suit asserts claims for breach of fiduciary duty and unjust enrichment, as well as claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, based largely on the allegations made in the Koffsmon action. The Hellman action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement between the parties, the Hellman action is stayed.
On July 15, 2024, a putative shareholder derivative action entitled DiBlasio v. Streit, et al., No. 24-cv-05924 was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. A first amended complaint was filed on September 27, 2024. The suit asserts claims for breach of fiduciary duty, abuse of control, and unjust enrichment, as well as claims under Section 14(a) of the Exchange Act, based on the allegations made in Koffsmon action, and on the Consent Order from the Federal Reserve Board. The DiBlasio action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement between the parties, the DiBlasio action is stayed.
On June 25, 2025, the Court entered an order consolidating the Hellman action and the DiBlasio action, with the Hellman action designated the lead case and the DiBlasio action closed administratively. The consolidated case remains stayed.
Given the uncertainty of litigation, we are currently unable to estimate the probability of the outcome of these actions or the range of reasonably possible losses, if any, or the impact on our results of operations, financial condition or cash flows, except as disclosed.
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
Note 18—Significant Concentrations
A credit concentration may exist if customers are involved in similar industries, economic sectors, and geographic regions. Our retail distributors operate in similar economic sectors, but diverse domestic geographic regions. The loss of a significant retail distributor could have a material adverse effect upon our card sales, profitability, and revenue growth.
In addition, approximately 60% and 56% of our total operating revenues for the three months ended March 31, 2026 and 2025, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
Note 19—Restructuring and Other Charges
During the third quarter of 2025, we announced a plan to exit our operational activities in China by the end of 2025 as a means of reducing complexity and promoting long-term structural improvements for our business. As a result of this transition, we recorded restructuring and other charges that were primarily related to severance and employee benefits and other direct costs associated with the restructuring, including lease related termination costs.
We completed effectively all of our restructuring activities as of December 31, 2025 and accordingly, substantially all payments were made during the fourth quarter of 2025. Any residual restructuring charges are related to support costs for the formal dissolution of the legal entity. During the three months ended March 31, 2026 restructuring and other charges amounted to less than $0.1 million.
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
Our B2B Services segment consists of revenues and expenses derived from (i) our partnerships with prominent consumer and technology companies that make our banking products and services available to their consumers, partners and workforce through integration with our banking platform (the "Banking-as-a-Service," or "BaaS channel"), and (ii) a comprehensive payroll platform that we offer to corporate enterprises (the "Employer channel") to facilitate payments for today’s workforce. Our products and services in this segment include deposit account programs, such as consumer and small business checking accounts and prepaid cards, as well as our disbursement services utilized by our partners.
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
The following tables present key financial information for each of our reportable segments for the periods then ended:

	Three Months Ended March 31, 2026
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$417,542	$86,481	$130,705	$17,304	$652,032
Segment expenses (1)
Sales and marketing expenses (2)	2,409	31,919	24,218	—	58,546
Processing expenses (3)	353,149	8,730	449	—	362,328
Transaction losses and fraud management (4)	18,527	14,012	13,900	—	46,439
Customer support and related expenses (5)	13,216	4,842	1,589	—	19,647
Compensation and benefits expenses (6)	—	—	—	33,429	33,429
Other segment items (7)	1,546	1,505	2,105	24,047	29,203
Total segment expenses	388,847	61,008	42,261	57,476	549,592
Segment profit	$28,695	$25,473	$88,444	$(40,172)	$102,440

	Three Months Ended March 31, 2025
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$341,991	$95,256	$110,247	$8,470	$555,964
Segment expenses (1)
Sales and marketing expenses (2)	4,016	33,298	21,403	—	58,717
Processing expenses (3)	265,516	9,182	722	—	275,420
Transaction losses and fraud management (4)	25,813	14,350	7,625	—	47,788
Customer support and related expenses (5)	19,494	4,794	1,397	—	25,685
Compensation and benefits expenses (6)	—	—	—	32,500	32,500
Other segment items (7)	—	—	2,274	23,021	25,295
Total segment expenses	314,839	61,624	33,421	55,521	465,405
Segment profit	$27,152	$33,632	$76,826	$(47,051)	$90,559

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Segment Information (continued)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

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

The reconciliations of total segment revenues to total operating revenues are presented below:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total segment revenues	$652,032	$555,964
Embedded finance commissions and processing expenses	5,812	4,427
Other income	(1,597)	(1,517)
Total operating revenues	$656,247	$558,874
Segment revenue adjustments represent commissions and certain processing-related costs associated with our embedded finance products and services, which are netted against revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.
The reconciliations of segment profit to income before incomes taxes are presented below:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total segment profit	$102,440	$90,559

Reconciliation to income before income taxes
Depreciation and amortization of property, equipment and internal-use software	18,133	15,184
Stock based compensation and related employer taxes	5,004	3,443
Amortization of acquired intangible assets	5,147	5,200
Impairment charges	331	61
Legal settlement expenses	1,000	937
Restructuring and other charges	82	—
Transaction and related acquisition costs	1,414	446
Other expense	2,291	4,543
Operating income	69,038	60,745
Interest expense, net	1,576	1,386
Other income (expense), net	177	(25,704)
Income before income taxes	$67,639	$33,655

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including inflation and interest rate trends and impacts and other macro-economic impacts on our business, results of operations and financial condition and governmental and our responses to such events, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our Chief Operating Decision Maker (our “CODM” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Business to Business ("B2B") Services, 2) Consumer Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to our 2025 Annual Report on Form 10-K "Part I, Item 1. Business" for more detailed information about our operations and Note 20—Segment Information in the notes to the accompanying unaudited consolidated financial statements.

Consolidated Financial Results and Trends
Our consolidated results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change	%
	(In thousands, except percentages)
Total operating revenues	$656,247	$558,874	$97,373	17.4%
Total operating expenses	587,209	498,129	89,080	17.9%
Net income	53,753	25,773	27,980	108.6%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.
Total operating revenues
Our total operating revenues for the three months ended March 31, 2026 increased $97.4 million, or 17%, over the prior year comparable period, driven primarily by higher revenues in our B2B Services segment and to a lesser extent in our Money Movement Services segment, partially offset by lower revenues earned in our Consumer Services segment.
Continued growth of certain BaaS partner programs generated an increase of 16% in our total gross dollar volume for the three months ended March 31, 2026 over the prior year comparable period, which increased our total operating revenues year-over-year. However, as discussed below, our total operating revenues for the three months ended March 31, 2026 were negatively impacted by unfavorable trends and factors in our deposit account programs, driving, among other things, a decrease in the number of active accounts, purchase volume, and number of cash transfers of 4%, 8%, and 7%, respectively, from the prior year comparable period.
In our B2B Services segment, revenues increased during the three months ended March 31, 2026 by 22% over the prior year comparable period. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three months ended March 31, 2026 by 19%, and to a lesser extent, growth in the number of active accounts, which increased by 7% over the prior year comparable period. These increases in revenues were partially offset by a decrease in interchange revenue due to a decrease in purchase volume of 3% from the prior year comparable period. The growth in gross dollar volume was driven primarily by certain BaaS programs that do not generate interchange fees and resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
In our Consumer Services segment, revenues decreased during the three months ended March 31, 2026 by 9% from the prior year comparable period. Our gross dollar volume and purchase volume declined by 8% and 11%, respectively, for the three months ended March 31, 2026, and the number of active accounts and direct deposit accounts declined by 16% and 7%, respectively. While we saw some moderation in these declining trends in 2025, we believe these decreases in our Consumer Services segment remain attributable to several persistent factors, including macro-economic factors affecting consumer behavior and other competitive trends that have impacted account acquisition. These factors had a corresponding negative impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, ATM fees and interchange fees. These decreases in segment revenues were partially offset by fees generated from our overdraft protection programs due to expanded usage by our accountholders.
In our Money Movement Services segment, revenues increased during the three months ended March 31, 2026 by 19% from the prior year comparable period. The increase in our Money Movement Services segment during the three months ended March 31, 2026 was driven primarily by an increase in our tax processing revenues, partially offset by a decrease in cash transfer revenues. Although the number of tax refunds processed decreased by 3% for the three months ended March 31, 2026, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed was principally attributable to our online tax preparation partners. The increase in tax processing revenues for the three months ended March 31, 2026 was partially offset by a 7% decrease in the number of cash transfers processed from the prior year comparable period. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment discussed above, and to a lesser extent, a lower number of cash transfers processed for third-party programs. The Green Dot Network is a service provider to accountholders in both our Consumer Services and B2B Services segments, as well as third-party programs. Although the number of cash transfers from third-party programs decreased slightly year over year, they continue to represent the majority of our total cash transfers as of March 31, 2026.

Revenues within our Corporate and Other segment were driven primarily by net interest income earned by Green Dot Bank, which increased by 26% for the three months ended March 31, 2026, over the prior year comparable period. The increase in net interest income was primarily the result of both the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy, as well as a decrease in interest shared with certain BaaS partners (a reduction of revenue).
Total operating expenses
Our total operating expenses for the three months ended March 31, 2026 increased $89.1 million, or 18%, over the prior year comparable period.
The increase in total operating expenses was driven primarily by an increase in our processing expenses from the growth in gross dollar volume associated with certain BaaS account programs within our B2B Services segment, which is discussed above. To a lesser extent, our total operating expenses increased due to an increase in other general and administrative expenses, driven primarily by higher professional services fees associated with our proposed transactions with CommerceOne and Smith Ventures, as well as our anti-money laundering ("AML") regulatory compliance initiatives, and an increase in depreciation and amortization expense and software licenses and hosting costs due to investments in our platform and operations. These increases in other general and administrative expenses were partially offset by a decrease in overall transaction losses attributable to a decrease in customer dispute volume across our portfolios and a favorable reduction in our dispute loss rates. Total operating expenses were partially offset by a decrease in compensation and benefits expenses, driven primarily by a reduction in third-party call center support costs associated with certain of our BaaS account programs discussed above, and a decrease in salary and wage expenses and rent expense due to the closure of our China operations announced in September 2025, partially offset by higher employee stock-based compensation expense due to forfeitures of certain awards in the prior year comparable period.
Other income and expense, net
Other income and expense, net for the three months ended March 31, 2026 decreased $25.9 million, from the prior year comparable period. During the first quarter of 2025, we determined we would sell certain available-for-sale securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.5 million for the three months ended March 31, 2025. Additionally, our equity method losses associated with TailFin Labs, LLC ("TailFin") decreased during the three months ended March 31, 2026 from the comparable prior year period due to lower operating expenses incurred.
Income taxes
Our income tax benefit for the three months ended March 31, 2026 increased by $6.0 million over the prior year comparable period primarily due to an increase in income before taxes. Our effective tax rate for the three months ended March 31, 2026 was 20.5%, a decrease from 23.4% for the prior year comparable period. The decrease in our effective tax rate was due to several factors, including a higher tax rate benefit from increased general business credits, a decrease in state income taxes expense, net of federal benefits, a higher tax rate benefit from the increase in cash surrender value in bank-owned life insurance policies, and a decrease in tax expense associated with shortfalls from stock-based compensation. These decreases in our effective tax rate were partially offset by an increase in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation and an increase in the valuation allowance on our deferred tax assets.
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
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on, among other things, accelerating our ability to onboard new partners in our B2B Services and Money Movement segments, adding new features and functionality to our Arc platform, cost-effectively implementing strategic marketing initiatives in support of our GO2bank product, and other initiatives across our account programs with the objective of returning to active account growth. In 2025, we initiated a re-alignment of teams and resources across the enterprise in a continual effort to better support our strategic priorities and growth channels, and improve our operating efficiency. We expect these re-alignments, including the exit from our operational activities in China, to further improve our cost structure year-over-year.
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
In December 2025, the Federal Reserve decreased interest rates by an additional 25 basis points to a current range of 3.50% to 3.75%. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while higher short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and fixed yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had, and we expect will continue to have, a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. In an effort to mitigate these impacts, beginning in the second quarter of 2025, we started to gradually reposition a portion of our investment securities portfolio and our cash into variable rate debt securities to improve net yields, and we continue with our investment strategies to balance the effect of our interest sharing arrangements with BaaS partners.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended March 31,
	2026	2025	Change	%
	(In millions, except percentages)
Gross dollar volume	$43,217	$37,252	$5,965	16.0%
Number of active accounts*	3.43	3.58	(0.15)	(4.2)%
Purchase volume	$4,706	$5,113	$(407)	(8.0)%
Number of cash transfers	7.02	7.51	(0.49)	(6.5)%
Number of tax refunds processed	7.78	7.98	(0.2)	(2.5)%
* Represents the number of active accounts as of March 31, 2026 and 2025, respectively.
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
Operating Expenses
We classify our operating expenses into the following categories:
Sales and Marketing Expenses — Sales and marketing expenses consist primarily of the commissions we pay to our retail distributors, brokers and partners, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and personalized debit cards to consumers who have activated their cards. We generally establish commission percentages in long-term distribution agreements with our retail distributors and partners. Aggregate commissions with our retail distributors are determined by the number of account products and cash transfers sold at their respective retail stores. Commissions with our partners and, in certain cases, our retail distributors, are determined by the revenue generated from the ongoing use of the associated card programs. We incur advertising and marketing expenses for television, sponsorships, online and in-store promotions. Advertising and marketing expenses are recognized as incurred and typically deliver a benefit over an extended period of time. For this reason, these expenses do not always track changes in our operating revenues. Our manufacturing and distribution costs vary primarily based on the number of accounts activated by consumers.
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
Other Income and Expense, net
Other income and expense, net includes income and expenses we generally do not consider normal operating activities, such as earnings, losses or impairment attributable to equity method investments, realized gains or losses on investment securities, income earned on bank-owned life insurance policies, and changes in valuation allowances on loans held for sale, amongst other similar items that may arise from time to time.
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Our effective income tax rate may differ from the 21% U.S. federal statutory rate due to a number of factors, including state income taxes, research and development tax credits, non-deductible expenses, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, audit developments, and legislative changes. See

Note 10—Income Taxes to the Consolidated Financial Statements included herein for a discussion of the significant tax differences that impacted our effective tax rate.
Critical Accounting Estimates
There have been no material changes during the three months ended March 31, 2026 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Comparison of Consolidated Results for the Three Months Ended March 31, 2026 and 2025
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$448,675	68.3%	$375,953	67.2%
Cash processing revenues	136,371	20.8	113,373	20.3
Interchange revenues	43,959	6.7	47,919	8.6
Interest income, net	27,242	4.2	21,629	3.9
Total operating revenues	$656,247	100.0%	$558,874	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $448.7 million for the three months ended March 31, 2026, an increase of $72.7 million, or 19%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in certain accountholder fees, such as monthly maintenance fees and ATM fees, as a result of a decline in the number of active accounts in our Consumer Services segment during the current period. Decreases in accountholder fees were partially offset by an increase in fees generated from our overdraft protection programs due to expanded usage by our accountholders.
Cash Processing Revenues — Cash processing revenues totaled $136.4 million for the three months ended March 31, 2026, an increase of $23.0 million, or 20%, from the comparable prior year period. In our Money Movement Services segment, our tax processing revenues increased due to the expansion of our taxpayer advance programs, partially offset by a 7% decline in the number of cash transfers processed from the prior year comparable period. We generated an increase in our tax processing revenues during the three months ended March 31, 2026 despite a 3% decrease in the number of tax refunds processed. The decrease in the number of tax refunds processed was principally attributable to the performance of our online tax preparation partners. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment and to a lesser extent, a lower number of cash transfers processed for third-party programs.
Interchange Revenues — Interchange revenues totaled $44.0 million for the three months ended March 31, 2026, a decrease of $3.9 million, or 8%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 8% as our effective interchange rate earned from the comparable prior year period remained consistent. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $27.2 million for the three months ended March 31, 2026, an increase of $5.6 million, or 26%, from the comparable prior year period. The increase in net interest income was primarily the result of both the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy, as well as a decrease in interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$59,313	9.0%	$59,688	10.7%
Compensation and benefits expenses	59,771	9.1	66,214	11.8
Processing expenses	374,594	57.1	285,317	51.1
Other general and administrative expenses	93,449	14.2	86,910	15.6
Restructuring and other charges	82	—	—	—
Total operating expenses	$587,209	89.4%	$498,129	89.2%
Sales and Marketing Expenses — Sales and marketing expenses totaled $59.3 million for the three months ended March 31, 2026, a decrease of $0.4 million, or 1%, from the comparable prior year period. This decrease was driven primarily by a decrease in supply chain materials expenses, which are comprised of card packages and personalized debit cards, from fewer active accounts and a decrease in our marketing expenses in our Consumer Services business, partially offset by an increase in revenue-sharing arrangements in our tax processing business.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $59.8 million for the three months ended March 31, 2026, a decrease of $6.4 million, or 10%, from the comparable prior year period. The decrease was driven primarily by a decrease in third-party call center support costs associated with certain BaaS account programs within our B2B Services segment, a decrease in salary and wage expenses due to the closure of our China operations announced in September 2025, partially offset by higher employee stock-based compensation expense due to forfeitures of certain awards in the prior year comparable period.
Processing Expenses — Processing expenses totaled $374.6 million for the three months ended March 31, 2026, an increase of $89.3 million, or 31%, from the comparable prior year period. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $93.4 million for the three months ended March 31, 2026, an increase of $6.5 million, or 7%, from the comparable prior year period. This increase was driven primarily by higher professional services fees associated with our proposed transactions with CommerceOne and Smith Ventures, and our AML regulatory compliance initiatives, and an increase in depreciation and amortization expense and software licenses and hosting costs due to investments in our platform and operations. These increases were partially offset by a decrease in overall transaction losses attributable to a decrease in customer dispute volume across our portfolios and a favorable reduction in our dispute loss rates.
Restructuring and Other Charges — Restructuring and other charges totaled $0.1 million for the three months ended March 31, 2026, due to our previously announced restructuring plan discussed under "Overview." Additionally, refer to Note 19 — Restructuring and Other Charges in the Consolidated Financial Statements included herein for a more detailed discussion of our restructuring and other charges.
Other Income and Expense, net
Other income and expense, net totaled $0.2 million for the three months ended March 31, 2026, a decrease of $25.9 million, from the prior year comparable period. During the first quarter of 2025, we determined we would sell certain available-for-sale securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.5 million for the three months ended March 31, 2025. Additionally, our equity method losses associated with TailFin Labs, LLC ("TailFin") decreased during the three months ended March 31, 2026 from the comparable prior year period due to lower operating expenses incurred.

Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended March 31,
	2026	2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.0	3.4
Foreign tax rate differential	—	(0.2)
General business credits	(2.0)	(1.1)
Stock-based compensation	0.2	3.8
IRC 162(m) limitation	(0.1)	(2.9)
Bank-owned life insurance income	(2.0)	(1.0)
Nondeductible expenses	0.2	0.3
Nondeductible transaction related costs	0.1	—
Change in valuation allowance	2.1	—
Other	—	0.1
Effective tax rate	20.5%	23.4%
Our income tax expense totaled $13.9 million for the three months ended March 31, 2026, representing an increase of $6.0 million from the prior year comparable period, primarily due to an increase in our income before taxes.
The net decrease in our effective tax rate for the three months ended March 31, 2026 from the prior year comparable period was due to several factors, including a decrease of $0.5 million in state income taxes expense, net of federal benefits, a decrease of $1.1 million in tax expense associated with shortfalls from stock-based compensation, an increase of $1.0 million in the tax benefit from the cash surrender value in bank-owned life insurance policies, and a higher tax rate benefit due to an increase of $1.0 million in general business credits. These decreases were partially offset by an increase of $0.9 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation and an increase in the valuation allowance recorded against our 2026 federal and state research credits. For the three months ended March 31, 2026, we recorded valuation allowances of $1.4 million against our 2026 federal research credits, which is reflected in change in valuation allowance, and $1.1 million against our 2026 state research credits, reflected in state income taxes, net of federal tax benefit in our effective tax rate reconciliation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Segment Results
B2B Services
The results of operations and key metrics of our B2B Services segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$417,542	$341,991	$75,551	22.1%
Segment expenses	388,847	314,839	74,008	23.5%
Segment profit	$28,695	$27,152	$1,543	5.7%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$39,338	$33,014	$6,324	19.2%
Number of active accounts*	1.91	1.78	0.13	7.3%
Purchase volume	$1,917	$1,986	$(69)	(3.5)%
* Represents total number of active accounts as of March 31, 2026 and 2025, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2026	2025
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$39,338	$36,923	$35,868	$34,620	$33,014
Number of active accounts*	1.91	1.93	1.89	1.81	1.78
Purchase volume	$1,917	$2,035	$2,006	$2,000	$1,986
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three months ended March 31, 2026 increased $75.6 million, or 22%, over the prior year comparable period, while our segment expenses for the three months ended March 31, 2026 increased $74.0 million, or 24%.
Our gross dollar volume and number of active accounts increased during the three months ended March 31, 2026 by 19% and 7%, respectively, over the comparable prior year period, while purchase volume decreased by 3% year over year. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume from these BaaS programs resulted in a net increase in segment revenue due to higher program management service fees earned from these BaaS partners.
Segment expenses increased for the three months ended March 31, 2026 over the comparable prior year period, principally due to higher processing expenses associated with the growth of certain BaaS account programs, partially offset by lower third-party call center support costs as a result of decreases in call volume and lower transaction losses due to decreases in our dispute loss rates and incoming volume. As a result of these factors, our segment profit increased for the three months ended March 31, 2026 by approximately 6% over the prior year comparable period. However, this segment also experienced margin compression because certain BaaS partnerships are largely structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$86,481	$95,256	$(8,775)	(9.2)%
Segment expenses	61,008	61,624	(616)	(1.0)%
Segment profit	$25,473	$33,632	$(8,159)	(24.3)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$3,879	$4,238	$(359)	(8.5)%
Number of active accounts*	1.52	1.80	(0.28)	(15.6)%
Direct deposit active accounts*	0.38	0.41	(0.03)	(7.3)%
Purchase volume	$2,789	$3,127	$(338)	(10.8)%
* Represents total number of active and direct deposit active accounts as of March 31, 2026 and 2025, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2026	2025
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$3,879	$3,603	$3,637	$3,925	$4,238
Number of active accounts *	1.52	1.49	1.62	1.67	1.80
Direct deposit active accounts *	0.38	0.39	0.40	0.41	0.41
Purchase volume	$2,789	$2,670	$2,730	$2,991	$3,127
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within Consumer Services for the three months ended March 31, 2026 decreased $8.8 million, or 9%, from the comparable prior year period, while our segment expenses for the three months ended March 31, 2026 decreased by $0.6 million, or 1%.
Our gross dollar volume and purchase volume declined by 8% and 11%, respectively, for the three months ended March 31, 2026 from the prior year comparable period, and the number of active accounts and direct deposit accounts declined by 16% and 7%, respectively, primarily due to each of the factors discussed above in "Overview." These factors include macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted account acquisition. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, ATM fee revenues and interchange revenues decreased year over year. These decreases in segment revenues were partially offset by fees generated from our overdraft protection programs due to expanded usage by our accountholders.
Segment expenses for the three months ended March 31, 2026 decreased from the comparable prior year period primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, lower supply chain material expenses due to fewer active accounts, and a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements.
Overall, segment profit decreased for the three months ended March 31, 2026 by approximately 24% from the prior year comparable period.
Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$130,705	$110,247	$20,458	18.6%
Segment expenses	42,261	33,421	8,840	26.5%
Segment profit	$88,444	$76,826	$11,618	15.1%

Key Metrics	(In millions, except percentages)
Number of cash transfers	7.02	7.51	(0.49)	(6.5)%
Number of tax refunds processed	7.78	7.98	(0.20)	(2.5)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2026	2025
	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	7.02	7.39	7.43	7.52	7.51
Number of tax refunds processed	7.78	0.11	0.20	3.73	7.98

Segment revenues within our Money Movement services for the three months ended March 31, 2026 increased $20.5 million, or 19%, from the prior year comparable period. Segment expenses for the three months ended March 31, 2026 increased $8.8 million, or 26%.
The increase in segment revenues for the three months ended March 31, 2026 was driven by higher tax processing revenues, which increased due to the expansion of our taxpayer advance programs, partially offset by a 7% decline in the number of cash transfers processed from the prior year comparable period. We generated an increase in our tax processing revenues during the three months ended March 31, 2026 despite a 3% decrease in the number of tax refunds processed. The decrease in the number of tax refunds processed was principally attributable to the performance of our online tax preparation partners. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment and to a lesser extent, a lower number of cash transfers processed for third-party programs.
Segment expenses increased during the three months ended March 31, 2026 primarily from an increase in third-party costs and related expenses due to growth across our tax processing services, partially offset by lower sales commissions from lower cash transfer revenues. Overall, segment profit increased for the three months ended March 31, 2026 by approximately 15% from the prior year comparable period.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$17,304	$8,470	$8,834	104%
Unallocated corporate expenses and inter-segment eliminations	57,476	55,521	1,955	3.5%
Total	$(40,172)	$(47,051)	$6,879	(14.6)%
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
Revenues within our Corporate and Other segment were driven primarily by an increase in net interest income, which increased by 26% for the three months ended March 31, 2026, from the comparable prior year period. The increase in net interest income was primarily the result of both the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy, as well as a decrease in interest shared with certain BaaS partners (a reduction of revenue).
Unallocated corporate expenses for the three months ended March 31, 2026 increased by approximately 4%, over the prior year comparable period. The increase in unallocated corporate expenses for the three months ended March 31, 2026 was driven primarily by higher professional services fees related to our AML regulatory compliance initiatives and higher software licenses and hosting costs due to investments in our platform and operations, partially offset by a decrease in salary and wage expenses and rent expense due to the closure of our China operations announced in September 2025.

Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Total cash provided by (used in)
Operating activities	$95,061	$108,721
Investing activities	(566,597)	(63,457)
Financing activities	696,215	135,189
Increase in unrestricted cash, cash equivalents and restricted cash	$224,679	$180,453
For the three months ended March 31, 2026 and 2025, we financed our operations primarily through our cash flows provided by operating activities, customer funds held on deposit and net borrowings from the Federal Home Loan Bank ("FHLB"). As of March 31, 2026, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.6 billion. We also consider our $3.0 billion of available-for-sale investment securities to be highly liquid instruments.
We use trend and variance analysis as well as our detailed budgets and forecasts to project future cash needs, making adjustments to the projections when needed. We believe that our current unrestricted cash and cash equivalents, cash flows from operations, borrowing capacity under our revolving line of credit, and our ability to access borrowings from the FHLB will be sufficient to meet our working capital, capital expenditures, and any other capital needs for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of material trends on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.
Cash Flows from Operating Activities
Our $95.1 million of net cash provided by operating activities during the three months ended March 31, 2026 was the result of $53.8 million of net income, adjusted for certain non-cash operating items of $50.2 million and decreases in net changes in our working capital assets and liabilities of $8.9 million.
Our $108.7 million of net cash provided by operating activities during the three months ended March 31, 2025 was the result of $25.8 million of net income, adjusted for certain non-cash operating items of $62.8 million and increases in net changes in our working capital assets and liabilities of $20.2 million.
Cash Flows from Investing Activities
Our $566.6 million of net cash used in investing activities during the three months ended March 31, 2026 was primarily due to purchases of available-for-sale securities, net of proceeds from sales and maturities, of $508.3 million, and to a lesser extent, the acquisition of property and equipment of $19.0 million, net changes in loans of $16.1 million, and net purchases of FHLB activity stock for $22.5 million necessitated by our short-term borrowings from the FHLB.
Our $63.5 million of net cash used in investing activities during the three months ended March 31, 2025 was primarily due to purchases of available-for-sale securities, net of maturities and sales, of $25.9 million, the acquisition of property and equipment of $19.4 million and net changes in loans of $17.6 million.
Cash Flows from Financing Activities
Our $696.2 million of net cash provided by financing activities during the three months ended March 31, 2026 was principally the result of net short term borrowings from the FHLB of $500.0 million in support of our tax refund processing business, a net increase in customer deposits of $112.4 million and a net increase in obligations to customers of $87.9 million. Refer to additional discussion below for our borrowings and repayments from our liquidity sources, including the FHLB.
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
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2026 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of March 31, 2026.
Other Sources
Green Dot Bank has the ability to access various sources of funding, including advances from the FHLB and the Federal Reserve's discount window. Availability of these borrowings is subject to various factors, including maintaining eligibility requirements and the amount of pledged collateral. These sources may be used from time to time to support our short-term liquidity needs and lines of business. We had $500 million outstanding in advances from the FHLB as of March 31, 2026, which was subsequently repaid in full on April 1, 2026.
Material Cash Requirements
While the overall macro-economic environment, the effect of high inflation and interest rates, and other factors described in "Outlook and Other Trends Affecting Our Business" above have created economic uncertainty and impacted how we manage our liquidity and capital resources, we intend to continue to invest in growth and cost efficiency initiatives in the normal course of business, subject to the consummation of the proposed transactions with CommerceOne and Smith Ventures. The amount and timing of these investments and the related cash outflows in future periods are difficult to predict and is dependent on a number of factors including the rate of change of computer hardware and software used in our business and our business outlook as a result of macro-economic uncertainties. We intend to continue to invest in new products and programs, new features for our existing products and IT infrastructure in order to scale and operate effectively to meet our strategic objectives. However, we expect our capital expenditures in 2026 to be lower compared to our annual investments in 2025. We expect to fund these capital expenditures primarily through our cash flows provided by operating activities.
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
Contractual Obligations
There have been no material changes during the three months ended March 31, 2026 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
As of March 31, 2026 and December 31, 2025, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. To be categorized as "well-capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since March 31, 2026, which management believes would have changed our category as "well-capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well-capitalized" minimum capital amounts and ratios at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$724,466	12.6%	4.0%	n/a
Common equity Tier 1 capital	$724,466	36.3%	4.5%	n/a
Tier 1 capital	$724,466	36.3%	6.0%	6.0%
Total risk-based capital	$749,937	37.6%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$474,603	8.5%	4.0%	5.0%
Common equity Tier 1 capital	$474,603	31.3%	4.5%	6.5%
Tier 1 capital	$474,603	31.3%	6.0%	8.0%
Total risk-based capital	$481,766	31.8%	8.0%	10.0%

	December 31, 2025
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$653,063	11.9%	4.0%	n/a
Common equity Tier 1 capital	$653,063	32.9%	4.5%	n/a
Tier 1 capital	$653,063	32.9%	6.0%	6.0%
Total risk-based capital	$677,794	34.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$449,328	8.4%	4.0%	5.0%
Common equity Tier 1 capital	$449,328	29.7%	4.5%	6.5%
Tier 1 capital	$449,328	29.7%	6.0%	8.0%
Total risk-based capital	$456,957	30.3%	8.0%	10.0%

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
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") decreased the federal funds target rate in September 2024 to a range of 4.75%-5.0%, the first rate cut in over four years, and has further made a series of interest rate reductions since then to a current range of 3.50% to 3.75%. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements) and fixed yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. In an effort to mitigate these impacts, beginning in the second quarter of 2025, we started to gradually reposition a portion of our investment securities portfolio and our cash into variable rate debt securities to improve net yields, and we continue with our investment strategies to balance the effect of our interest sharing arrangements with BaaS partners.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
It is possible that stockholders may file lawsuits challenging the Green Dot Merger, the Payments Sale or the other transactions contemplated by the Merger Agreement and the Separation Agreement, which may name us, our officers or members of our Board of Directors as defendants. Green Dot has received demand letters from purported stockholders of Green Dot, alleging deficiencies and/or omissions of certain allegedly material information in the registration statement on Form S-4 filed by New CommerceOne with the SEC of which the proxy statement/

prospectus forms a part. New CommerceOne, CommerceOne and Green Dot believe that the allegations in these letters are without merit. If additional similar demands are made, absent new or different allegations that are material, neither New CommerceOne, CommerceOne nor Green Dot will necessarily announce them. We cannot assure you as to the outcome of any lawsuits, if filed, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If any plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Green Dot Merger, the Payments Sale or the other transactions contemplated by the Merger Agreement and the Separation Agreement on the agreed-upon terms, such an injunction may delay the completion of such transactions in the expected time-frame, or may prevent such transactions from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs, and divert management’s attention and resources, which could adversely affect the operation of our business.
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
In addition, the completion of the transactions contemplated by the Separation Agreement is subject to the satisfaction or waiver of certain closing conditions, including (i) the approval of the Separation Agreement by our stockholders, (ii) the waiting period applicable to the consummation of the closing under the Hart-Scott-Rodino Act (the “HSR Act”) having expired or been terminated, (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the transactions contemplated by the Separation Agreement or any law making the completion thereof illegal and (iv) the satisfaction or waiver of the closing conditions set forth in the Merger Agreement with certain exceptions described in the Merger Agreement. Each party’s obligation to complete the transactions contemplated by the Separation Agreement is also subject to certain additional customary conditions, including (a) subject to certain materiality thresholds, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Separation Agreement and (c) in the case of Payments Buyer, the absence of the occurrence of a material adverse effect on the Payments Business. On December 31, 2025, the parties filed their respective Premerger Notification and Report Forms under the HSR Act in connection with the transactions contemplated by the Separation Agreement. The parties requested early termination of the waiting period under the HSR Act, and such request was granted, effective January 21, 2026.
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
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 60% of our total operating revenues for the three months ended March 31, 2026 was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 5% for the three months ended March 31, 2026. We expect that both our largest BaaS partner and Walmart will continue to have a significant impact on our operating revenues in future periods. It would be difficult to replace these operating revenues. Accordingly, any significant reduction in transaction volume or customers’ spending levels through our largest BaaS partner or Walmart, for any reason, including macroeconomic conditions or non-renewal of existing contracts, would negatively impact our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
Our ability to increase account usage and accountholder retention and to attract new BaaS partners and long-term users of our products can have a significant impact on our operating revenues. We may be unable to generate increases in account usage or accountholder retention, or attract new BaaS partners and long-term users of our products due to a number of reasons, including if we are unable to maintain our existing distribution channels, accurately predict consumer preferences or industry changes and modify our products and services on a timely basis in response thereto, produce new features and services that appeal to existing and prospective customers, and influence accountholder behavior through accountholder retention and usage incentives. Our results of operations could vary materially from period to period based on the degree to which we are successful in increasing usage and retention and attracting new BaaS partners and long-term users of our products.
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
Fraudulent activity involving our products may lead to customer disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be negatively impacted. Additionally, our accountholders who opt-in to optional overdraft protection programs we offer can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. Additionally, for accountholders who are not enrolled or do not meet the eligibility requirements of these programs, we generally decline authorization attempts for amounts that exceed the available accountholder’s balance; however, the application of card association rules, the timing of the settlement of transactions and the assessment of the account’s monthly maintenance fee, among other things, can still result in overdrawn accounts. Our overdraft exposure in these instances arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted time frame, but subsequent to our release of the authorization for that transaction, as permitted by card association rules. Under card association rules, we may be liable for the transaction amount even if the accountholder has made additional purchases in the intervening period and funds are no longer available in the account at the time the transaction is posted.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our subsidiary bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of March 31, 2026, we had assets subject to settlement risk of $879.5 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a negative impact on our business, results of operations and financial condition.
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
As a BHC, we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve Board and the State of Utah DFI and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. As has been the case in the past, when the regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may in the future become subject to, in addition to our then-current obligations (which includes the formal enforcement action noted below), additional formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, negatively impact our results of operations and restrict our ability to grow. For example, in July 2024, we and our subsidiary bank entered into a consent order, including a $44 million civil money penalty, with the Federal Reserve Board relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations (the "Consent Order"). In response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. We expect heightened oversight of our compliance and other risk management capabilities will continue for the foreseeable future. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve Board may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For the three months ended March 31, 2026, interchange revenues represented 7% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings, investigations or subpoenas. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, in July 2024, we and our subsidiary bank entered into the Consent Order, including a civil money penalty of $44 million, with the

Federal Reserve Board as further discussed in the "As a bank holding company, we are subject to extensive and potentially changing regulations and regulatory expectations, which may limit our ability to pursue business opportunities and increase compliance challenges" risk factor above. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a negative impact on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve Board and the Utah DFI. Any regulatory or judicial proceedings or investigations initiated against us by private or governmental entities may result in adverse publicity associated with these proceedings or investigations and could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could negatively impact our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $369.0 million as of March 31, 2026. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Green Dot Corporation

Date:	May 11, 2026	By:	/s/ William I Jacobs
		Name:	William I Jacobs
		Title:	Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)