Form 10-Q
period 2026-06-30
GREEN DOT CORP
filed 2026-08-10
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 56,985,179 shares of Class A common stock outstanding, par value $0.001 per share as of July 31, 2026.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,143,395	$1,421,690
Restricted cash	31	44
Settlement assets	970,363	947,497
Accounts receivable, net	137,754	197,248
Prepaid expenses and other assets	63,946	73,275
Income tax receivable	1,631	589
Total current assets	2,317,120	2,640,343
Investment securities available-for-sale, at fair value	3,033,341	2,467,843
Loans to bank customers, net of allowance for credit losses of $38,005 and $21,053 as of June 30, 2026 and December 31, 2025, respectively	44,252	55,700
Prepaid expenses and other assets	151,482	154,567
Property, equipment, and internal-use software, net	200,197	198,352
Operating lease right-of-use assets	940	1,053
Deferred expenses	718	789
Net deferred tax assets	80,663	92,188
Goodwill and intangible assets	363,342	374,401
Total assets	$6,192,055	$5,985,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,042	$114,714
Deposits	4,640,329	4,416,294
Obligations to customers	286,709	284,978
Settlement obligations	46,827	52,916
Other accrued liabilities	149,797	153,752
Operating lease liabilities	356	325
Deferred revenue	4,307	4,224
Income tax payable	—	2,366
Total current liabilities	5,187,367	5,029,569
Other accrued liabilities	132	282
Operating lease liabilities	1,416	1,599
Notes payable	63,739	63,541
Total liabilities	5,252,654	5,094,991
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2026 and December 31, 2025; 56,985 and 55,565 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	57	56
Additional paid-in capital	430,971	427,477
Retained earnings	696,402	644,736
Accumulated other comprehensive loss	(188,029)	(182,024)
Total stockholders’ equity	939,401	890,245
Total liabilities and stockholders’ equity	$6,192,055	$5,985,236
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$476,904	$381,224	$925,579	$757,177
Cash processing revenues	53,303	54,484	189,674	167,857
Interchange revenues	44,186	46,967	88,145	94,886
Interest income, net	21,490	21,501	48,732	43,130
Total operating revenues	595,883	504,176	1,252,130	1,063,050
Operating expenses:
Sales and marketing expenses	49,359	50,159	108,672	109,847
Compensation and benefits expenses	59,003	63,847	118,774	130,061
Processing expenses	394,692	293,213	769,286	578,530
Other general and administrative expenses	93,494	83,558	186,943	170,468
Restructuring and other charges	96	—	178	—
Total operating expenses	596,644	490,777	1,183,853	988,906
Operating (loss) income	(761)	13,399	68,277	74,144
Interest expense, net	1,581	1,631	3,157	3,017
Other (expense) income, net	(13)	(74,691)	164	(100,395)
(Loss) income before income taxes	(2,355)	(62,923)	65,284	(29,268)
Income tax (benefit) expense	(268)	(15,898)	13,618	(8,016)
Net (loss) income	$(2,087)	$(47,025)	$51,666	$(21,252)

Basic (loss) earnings per common share:	$(0.04)	$(0.85)	$0.92	$(0.39)
Diluted (loss) earnings per common share	$(0.04)	$(0.85)	$0.89	$(0.39)
Basic weighted-average common shares issued and outstanding:	56,765	55,127	56,257	54,746
Diluted weighted-average common shares issued and outstanding:	56,765	55,127	58,043	54,746
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net (loss) income	$(2,087)	$(47,025)	$51,666	$(21,252)
Other comprehensive (loss) income
Unrealized holding (losses) income, net of tax	(2,068)	11,867	(6,005)	41,188
Reclassification of losses realized in net income, net of tax	—	212	—	18,604
Comprehensive (loss) income	$(4,155)	$(34,946)	$45,661	$38,540
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2026
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2026	56,661	$57	$427,915	$698,489	$(185,961)	$940,500
Common stock issued under stock plans, net of withholdings and related tax effects	324	—	(276)	—	—	(276)
Stock-based compensation	—	—	3,332	—	—	3,332
Net loss	—	—	—	(2,087)	—	(2,087)
Other comprehensive loss	—	—	—	—	(2,068)	(2,068)
Balance at June 30, 2026	56,985	$57	$430,971	$696,402	$(188,029)	$939,401

	Three Months Ended June 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at March 31, 2025	54,873	$55	$408,602	$769,375	$(230,369)	$947,663
Common stock issued under stock plans, net of withholdings and related tax effects	515	—	2,429	—	—	2,429
Stock-based compensation	—	—	5,736	—	—	5,736
Net loss	—	—	—	(47,025)	—	(47,025)
Other comprehensive income	—	—	—	—	12,079	12,079
Balance at June 30, 2025	55,388	$55	$416,767	$722,350	$(218,290)	$920,882
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2026
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2025	55,565	$56	$427,477	$644,736	$(182,024)	$890,245
Common stock issued under stock plans, net of withholdings and related tax effects	1,420	1	(4,332)	—	—	(4,331)
Stock-based compensation	—	—	7,826	—	—	7,826
Net income	—	—	—	51,666	—	51,666
Other comprehensive loss	—	—	—	—	(6,005)	(6,005)
Balance at June 30, 2026	56,985	$57	$430,971	$696,402	$(188,029)	$939,401

	Six Months Ended June 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2024	54,227	$55	$408,010	$743,602	$(278,082)	$873,585
Common stock issued under stock plans, net of withholdings and related tax effects	1,161	—	—	—	—	—
Stock-based compensation	—	—	8,757	—	—	8,757
Net loss	—	—	—	(21,252)	—	(21,252)
Other comprehensive income	—	—	—	—	59,792	59,792
Balance at June 30, 2025	55,388	$55	$416,767	$722,350	$(218,290)	$920,882
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$51,666	$(21,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	36,798	31,262
Amortization of intangible assets	10,278	10,399
Provision for uncollectible overdrawn accounts from purchase transactions	4,810	6,610
Provision for loan losses	23,765	15,087
Stock-based compensation	7,826	8,757
Losses in equity method investments	3,097	78,702
Realized loss on available-for-sale investment securities	—	24,779
Amortization of premium and discount on available-for-sale investment securities	2,084	(589)
Impairment of long-lived assets	1,047	866
Other	(2,794)	(2,735)
Changes in operating assets and liabilities:
Accounts receivable, net	54,684	22,328
Prepaid expenses and other assets	11,673	12,157
Deferred expenses	71	374
Accounts payable and other accrued liabilities	(20,425)	6,342
Deferred revenue	(67)	(1,983)
Income tax receivable/payable	10,211	(13,644)
Other, net	(39)	241
Net cash provided by operating activities	194,685	177,701

Investing activities
Purchases of available-for-sale investment securities	(671,567)	(274,820)
Proceeds from maturities of available-for-sale securities	95,929	103,283
Proceeds from sales and calls of available-for-sale securities	—	730,447
Payments for property, equipment and internal-use software	(38,878)	(38,912)
Net changes in loans	(12,317)	(17,413)
Other investing activities	(957)	(921)
Net cash (used in) provided by investing activities	(627,790)	501,664

Financing activities
Borrowings on notes payable	—	14,860
Proceeds from ESPP purchases	820	2,633
Taxes paid related to net share settlement of equity awards	(5,151)	(2,633)
Net changes in deposits	185,569	86,303
Net changes in settlement assets and obligations to customers	(26,441)	(59,978)
Deferred financing costs	—	(423)
Net cash provided by financing activities	154,797	40,762

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(278,308)	720,127
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,421,734	1,592,435
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,143,426	$2,312,562

Cash paid for interest	$8,337	$6,549
Cash paid for income taxes	$3,160	$5,374

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,143,395	$2,312,518
Restricted cash	31	44
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,143,426	$2,312,562
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
All board and stockholder approvals under the Merger Agreement and the Separation Agreement have been obtained and the closing of the transactions contemplated thereby remains subject to the receipt of required regulatory approvals, and the satisfaction of other customary closing conditions. For additional information regarding potential risks and uncertainties associated with such transactions, please see Part II, Item 1A, Risk Factors below.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our previously disclosed significant accounting policies during the six months ended June 30, 2026. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of June 30, 2026 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Three Months Ended June 30, 2026
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$40,182	$65,382	$50,835	$156,399
Transferred over time	399,519	17,651	824	417,994
Operating revenues (1)	$439,701	$83,033	$51,659	$574,393

	Three Months Ended June 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$38,581	$68,170	$53,190	$159,941
Transferred over time	298,893	23,030	811	322,734
Operating revenues (1)	$337,474	$91,200	$54,001	$482,675

	Six Months Ended June 30, 2026
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$78,519	$130,759	$185,147	$394,425
Transferred over time	770,340	37,014	1,619	808,973
Operating revenues (1)	$848,859	$167,773	$186,766	$1,203,398

	Six Months Ended June 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$76,125	$137,428	$165,630	$379,183
Transferred over time	592,260	46,860	1,617	640,737
Operating revenues (1)	$668,385	$184,288	$167,247	$1,019,920

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.5 million in revenue for each of the three months ended June 30, 2026 and 2025, and $2.1 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively, that were included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
June 30, 2026
Agency bond securities	$179,228	$—	$(23,153)	$156,075
Agency mortgage-backed securities	2,719,895	1,079	(219,544)	2,501,430
Municipal bonds	28,126	—	(5,486)	22,640
Asset-backed securities	354,145	95	(1,044)	353,196
Total investment securities	$3,281,394	$1,174	$(249,227)	$3,033,341

December 31, 2025
Agency bond securities	$179,227	$—	$(22,252)	$156,975
Agency mortgage-backed securities	2,145,925	1,392	(212,399)	1,934,918
Municipal bonds	28,137	—	(5,581)	22,556
Asset-backed securities	354,510	86	(1,202)	353,394
Total investment securities	$2,707,799	$1,478	$(241,434)	$2,467,843
As of June 30, 2026 and December 31, 2025, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
June 30, 2026
Agency bond securities	$—	$—	$156,075	$(23,153)	$156,075	$(23,153)
Agency mortgage-backed securities	1,002,335	(4,158)	1,021,757	(215,386)	2,024,092	(219,544)
Municipal bonds	—	—	22,640	(5,486)	22,640	(5,486)
Asset-backed securities	255,547	(904)	40,557	(140)	296,104	(1,044)
Total investment securities	$1,257,882	$(5,062)	$1,241,029	$(244,165)	$2,498,911	$(249,227)

December 31, 2025
Agency bond securities	$—	$—	$156,975	$(22,252)	$156,975	$(22,252)
Agency mortgage-backed securities	504,676	(1,764)	1,049,422	(210,635)	1,554,098	(212,399)
Municipal bonds	—	—	22,556	(5,581)	22,556	(5,581)
Asset-backed securities	321,811	(1,202)	—	—	321,811	(1,202)
Total investment securities	$826,487	$(2,966)	$1,228,953	$(238,468)	$2,055,440	$(241,434)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any credit-related impairment loss during the three and six months ended June 30, 2026 or 2025 on our available-for-sale investment securities. Unrealized losses as of June 30, 2026 and December 31, 2025 are the result of increases in interest rates relative to when they were purchased as a portion of our investment portfolio is comprised of fixed rate securities. The underlying securities within our investment portfolio that were in an unrealized loss position as of June 30, 2026 and December 31, 2025 was due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Board of Governors of the Federal Reserve (the "Federal Reserve"), and general volatility in market conditions.
Except as disclosed below, we do not currently intend to sell our remaining investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
In April 2025, we sold certain available-for-sale securities in order to reposition the proceeds into higher yielding assets. As a result, we recorded a realized loss of approximately $24.8 million during the first half of 2025 because we no longer had the intent to hold the securities until recovery of their amortized cost bases. The losses were reflected as a component of other income and expense, net on our consolidated statement of operations.
As of June 30, 2026, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$139,228	$124,296
Due after five years through ten years	40,000	31,779
Due after ten years	28,126	22,640
Mortgage and asset-backed securities	3,074,040	2,854,626
Total investment securities	$3,281,394	$3,033,341
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations. See Note 2 — Summary of Significant Accounting Policies.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Trade receivables	$41,681	$44,349
Reserve for uncollectible trade receivables	(24)	(139)
Net trade receivables	41,657	44,210

Overdrawn accountholder balances from purchase transactions	6,086	5,173
Reserve for uncollectible overdrawn accounts from purchase transactions	(993)	(1,215)
Net overdrawn accountholder balances from purchase transactions	5,093	3,958

Accountholder fees	2,233	2,136
Receivables due from card issuing banks	1,084	1,682
Fee advances, net	2,252	58,572
Other receivables	85,435	86,690
Accounts receivable, net	$137,754	$197,248
Included within "other receivables" above is $40 million related to the settlement of a class-action lawsuit. See Note 17—Commitments and Contingencies for further information.
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$1,323	$1,835	$1,215	$1,741
Provision for uncollectible overdrawn accounts from purchase transactions	2,254	3,746	4,810	6,610
Charge-offs	(2,584)	(3,624)	(5,032)	(6,394)
Balance, end of period	$993	$1,957	$993	$1,957

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
June 30, 2026
Residential	$—	$—	$—	$—	$7,519	$7,519
Commercial	—	—	—	—	2,678	2,678
Installment	—	—	—	—	3,978	3,978
Consumer	1,996	—	—	1,996	57,322	59,318
Secured credit card	480	469	1,454	2,403	6,361	8,764
Total loans	$2,476	$469	$1,454	$4,399	$77,858	$82,257

Percentage of outstanding	3.0%	0.6%	1.8%	5.4%	94.6%	100.0%

December 31, 2025
Residential	$—	$—	$—	$—	$7,733	$7,733
Commercial	—	—	—	—	22,688	22,688
Installment	8	35	—	43	5,773	5,816
Consumer	1,777	—	—	1,777	28,124	29,901
Secured credit card	544	554	1,835	2,933	7,682	10,615
Total loans	$2,329	$589	$1,835	$4,753	$72,000	$76,753

Percentage of outstanding	3.0%	0.8%	2.4%	6.2%	93.8%	100.0%
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

	June 30, 2026	December 31, 2025
	(In thousands)
Residential	$11	$19
Secured credit card	1,454	1,835
Total loans	$1,465	$1,854
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

	June 30, 2026		December 31, 2025
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$7,508	$11	$7,714	$19
Commercial	2,678	—	22,688	—
Installment	3,790	188	4,902	914
Consumer	59,318	—	29,901	—
Secured credit card	7,310	1,454	8,780	1,835
Total loans	$80,604	$1,653	$73,985	$2,768
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$21,645	$22,356	$21,053	$17,542
Provision for loans	12,655	3,960	23,765	15,087
Loans charged off	(5,772)	(3,940)	(16,407)	(10,287)
Recoveries of loans previously charged off	29	30	146	64
Other	9,448	—	9,448	—
Balance, end of period	$38,005	$22,406	$38,005	$22,406
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments (continued)
As of June 30, 2026 and December 31, 2025, our net investment in TailFin amounted to approximately $38.3 million and $41.8 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. Under the HLBV method and based on the terms of the agreement, we recorded equity in losses attributable to TailFin of approximately $1.8 million and $75.8 million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $78.5 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are recorded as a component of other income and expense, net on our consolidated statements of operations.
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
The following table presents summarized financial information of TailFin's statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$336	$779	$689	$2,049
Sales and marketing expenses	(1,218)	(3,969)	(2,339)	(6,198)
Compensation and professional services	(897)	(4,065)	(1,789)	(5,864)
Net loss	(1,779)	(7,255)	(3,439)	(10,013)
Investor HLBV basis adjustment (1)	—	(68,495)	—	(68,495)
Equity in losses attributable to TailFin	$(1,779)	$(75,750)	$(3,439)	$(78,508)

(1)
The incentive payment of $70 million has been recorded as a deferred asset on TailFin’s balance sheet and will be amortized over the revised term of the Agreements through 2033. Under the HLBV method and based on the terms of the agreement, we expensed the amount upon payment.

Other equity method investments
Our equity method investments also include an investment held by our bank, which amounted to $3.4 million and $3.0 million, respectively, as of June 30, 2026 and December 31, 2025. Equity in earnings and losses from this investment for the three and six months ended June 30, 2026 and 2025 were not significant.
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Non-interest bearing deposit accounts	$4,466,083	$4,275,794
Interest-bearing deposit accounts
Checking accounts	159,237	124,888
Savings	6,143	6,585
Secured card deposits	2,699	3,008
Time deposits, denominations greater than or equal to $250	3,693	3,798
Time deposits, denominations less than $250	2,474	2,221
Total interest-bearing deposit accounts	174,246	140,500
Total deposits	$4,640,329	$4,416,294

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Deposits (continued)
The scheduled contractual maturities for total time deposits are presented in the table below:

June 30, 2026
(In thousands)
Due in 2026	$1,954
Due in 2027	2,064
Due in 2028	982
Due in 2029	606
Due in 2030	299
Thereafter	262
Total time deposits	$6,167
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
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of June 30, 2026, we were in compliance with all affirmative and negative covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under a previous revolving credit facility, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

	June 30, 2026	December 31, 2025
	(In thousands)
Senior unsecured notes	$65,000	$65,000
Less: Unamortized discount and issuance costs	(1,261)	(1,459)
Notes payable, net of unamortized discount and issuance costs	$63,739	$63,541
We incurred total cash interest expense on our debt of approximately $1.4 million during each of the three months ended June 30, 2026 and 2025, and $2.8 million and $2.7 million during the six months ended June 30, 2026 and 2025, respectively.
FHLB Advances
Green Dot Bank has the ability to access various sources of funding, including advances from the Federal Home Loan Bank ("FHLB") and the Federal Reserve's discount window. Availability of these borrowings is subject to various factors, including maintaining eligibility requirements and the amount of pledged collateral. These sources may be used from time to time to support our short-term liquidity needs and lines of business. There were no net borrowings outstanding with the FHLB as of June 30, 2026 or December 31, 2025. Interest expense incurred on FHLB borrowings in fiscal years 2026 or 2025 were not material.
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2027 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balances as of June 30, 2026 and December 31, 2025.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes
Our income tax expense for the six months ended June 30, 2026 and 2025 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended June 30,
	2026	2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	5.7
Foreign tax rate differential	—	0.3
General business credits	(2.2)	1.6
IRC 162(m) limitation	(0.4)	2.3
Stock-based compensation	(0.1)	(4.9)
Bank-owned life insurance income	(2.3)	2.0
Nondeductible expenses	0.3	(0.3)
Nondeductible transaction related costs	0.7	—
Change in valuation allowance	2.3	—
Global intangible low-tax income tax	—	(0.2)
Other	0.1	(0.1)
Effective tax rate	20.9%	27.4%
The effective tax rate for the six months ended June 30, 2026 and 2025 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, cash surrender value growth in bank owned life insurance policies, the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation, and the change in valuation allowance. The net decrease in the effective tax rate for the six months ended June 30, 2026 from the prior year comparable period was due to several factors, including a decrease of $1.4 million in tax expense associated with shortfalls from stock-based compensation, an increase of $0.9 million in the tax benefit from the cash surrender value in bank-owned life insurance policies, and a higher tax rate benefit due to an increase of $1.0 million in general business credits. These decreases were partially offset by an increase of $2.7 million in state income taxes expense, net of federal benefits, an increase of $0.4 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, an increase of $0.4 million in nondeductible transaction related costs, and an increase in the valuation allowance recorded against our 2026 federal and state research credits. For the six months ended June 30, 2026, we recorded valuation allowances of $1.1 million against our 2026 federal research credits, which is reflected in change in valuation allowance, and $1.1 million against our 2026 state research credits, reflected in state income taxes, net of federal tax benefit in our effective tax rate reconciliation.
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the six months ended June 30, 2026 and 2025, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2026, we have a valuation allowance recorded against our 2026 federal research credits, state research credits, certain state net operating loss carryforwards, a portion of our capital loss carryforwards, and the deferred tax assets of our China subsidiary as we believe it is more-likely-than-not that the tax benefits related to these items will not be realized. During the six months ended June 30, 2026, we recorded a valuation allowance of approximately $2.2 million against our 2026 federal and state research credits as we determined it was more-likely-than-not that the benefit of these credits would not be realized; accordingly, no tax benefit was recognized for the 2026 federal and state research credits in the current period. All other valuation allowances previously recorded as of December 31, 2025 remained unchanged. As of December 31, 2025, we recorded a valuation allowance of approximately $21.6 million against our state research credits, certain state net operating loss carryforwards, a portion of our capital loss carryforwards, and the deferred tax assets of our China subsidiary as we determined it was more-likely-than-not that the tax benefits related to these items would not be realized.

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
As of June 30, 2026, we had federal net operating loss carryforwards of approximately $304.9 million, state net operating loss carryforwards of approximately $309.1 million, and capital loss carryforwards of approximately $2.5 million which will be available to offset future income. In regard to the federal net operating loss carryforwards, $9.0 million will expire between 2030 and 2034 and are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods, while the remaining balance of approximately $294.0 million does not expire and carries forward indefinitely. Of our total state net operating loss carryforwards, approximately $192.5 million will expire between 2028 and 2045, while the remaining balance of approximately $116.6 million does not expire and carries forward indefinitely. The capital loss carryforwards will expire in 2030. In addition, we have federal business tax credits of approximately $1.6 million that can be carried forward indefinitely and we have state business tax credits of approximately $24.4 million that can be carried forward indefinitely.
As of June 30, 2026 and December 31, 2025, we had a liability of $12.4 million and $11.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Beginning balance	$11,423	$12,541
Increases related to positions taken during the current year	966	1,164
Ending balance	$12,389	$13,705

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$12,001	$13,135
As of June 30, 2026 and 2025, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.4 million and $2.0 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of June 30, 2026, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the six months ended June 30, 2026. Pursuant to the Merger Agreement and the Separation Agreement, we are restricted from making further repurchases without the approval of CommerceOne and Payments Buyer, respectively.
Note 12—Stock-Based Compensation
We grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $3.3 million and $5.7 million for the three months ended June 30, 2026 and 2025, respectively, and $7.8 million and $8.8 million for the six months ended June 30, 2026 and 2025, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the six months ended June 30, 2026:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 12—Stock-Based Compensation (continued)

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2025	3,749	$9.02
Restricted stock units granted	105	12.86
Restricted stock units vested	(1,785)	9.72
Restricted stock units canceled	(175)	8.50
Outstanding at June 30, 2026	1,894	$8.62
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the six months ended June 30, 2026 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2025	738	$11.87
Performance restricted stock units granted	111	11.87
Performance restricted stock units canceled	(285)	16.96
Outstanding at June 30, 2026	564	$9.30
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
Note 13—Earnings and Loss per Common Share
The calculation of basic and diluted earnings and loss per share ("EPS") was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Basic earnings (loss) per Class A common share
Numerator:
Net (loss) income	$(2,087)	$(47,025)	$51,666	$(21,252)
Denominator:
Weighted-average Class A shares issued and outstanding	56,765	55,127	56,257	54,746
Basic (loss) earnings per Class A common share	$(0.04)	$(0.85)	$0.92	$(0.39)

Diluted earnings (loss) per Class A common share
Numerator:
Net (loss) income allocated to Class A common stockholders	$(2,087)	$(47,025)	$51,666	$(21,252)
Denominator:
Weighted-average Class A shares issued and outstanding	56,765	55,127	56,257	54,746
Dilutive potential common shares:
Service-based restricted stock units	—	—	1,678	—
Performance-based restricted stock units	—	—	108	—
Diluted weighted-average Class A shares issued and outstanding	56,765	55,127	58,043	54,746
Diluted (loss) earnings per Class A common share	$(0.04)	$(0.85)	$0.89	$(0.39)
As a result of our net losses for the periods presented above, the dilutive impacts of certain potential common shares were excluded from our dilutive weighted-average shares since their inclusion would have been anti-dilutive.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 13—Earnings and Loss per Common Share (continued)
For the periods presented, we also excluded certain restricted stock units which could potentially dilute basic EPS in the future, from the computation of diluted EPS as their effect was anti-dilutive under the treasury stock method. Additionally, we have excluded any performance-based restricted stock units where the performance contingency has not been met as of the end of the period, or whereby the result of including such awards was anti-dilutive.
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Class A common stock
Service-based restricted stock units	—	320	—	470
Performance-based restricted stock units	461	658	461	658
Total	461	978	461	1,128
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
As of June 30, 2026 and December 31, 2025, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2026	(In thousands)
Assets
Investment securities:
Agency bond securities	$—	$156,075	$—	$156,075
Agency mortgage-backed securities	—	2,501,430	—	2,501,430
Municipal bonds	—	22,640	—	22,640
Asset-backed securities	—	353,196	—	353,196
Total assets	$—	$3,033,341	$—	$3,033,341

December 31, 2025
Assets
Investment securities:
Agency bond securities	$—	$156,975	$—	$156,975
Agency mortgage-backed securities	—	1,934,918	—	1,934,918
Municipal bonds	—	22,556	—	22,556
Asset-backed securities	—	353,394	—	353,394
Total assets	$—	$2,467,843	$—	$2,467,843
We based the fair value of our fixed income securities held as of June 30, 2026 and December 31, 2025 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and six months ended June 30, 2026 or 2025.

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
Debt
The fair value of the Notes and other instruments is based on borrowing rates currently available to a market participant for loans with similar terms, maturity and credit risk. The carrying amount of our outstanding Notes at June 30, 2026 approximates fair value because the interest rate charged is commensurate with current market rates for issuers of similar risk. The fair value of the Notes is classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments and debt, for which the carrying value approximates fair value at June 30, 2026 and December 31, 2025 are presented in the table below.

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$44,252	$44,012	$55,700	$54,415

Financial Liabilities
Deposits	$4,640,329	$4,640,047	$4,416,294	$4,415,994

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases
Our remaining leases consist of operating lease agreements principally related to our corporate office location. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of approximately 1 year to 7 years, some of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $0.2 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

June 30, 2026

Cash paid for operating lease liabilities (in thousands)	$219
Weighted average remaining lease term (years)	5.94
Weighted average discount rate	5.4%
Maturities of our operating lease liabilities as of June 30, 2026 are as follows:

Operating Leases
(In thousands)
Remainder of 2026	$221
2027	412
2028	276
2029	271
2030	278
Thereafter	626
Total	2,084
Less: imputed interest	(312)
Total lease liabilities	$1,772
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
Other Litigation and Claims
On December 18, 2019, an alleged class action entitled Koffsmon v. Green Dot Corp., et al., No. 19-cv-10701-DDP-E, was filed in the United States District Court for the Central District of California, against us and two of our former officers. The suit asserts purported claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for allegedly misleading statements regarding our business strategy. Plaintiff alleges that defendants made statements that were misleading because they allegedly failed to disclose details regarding our customer acquisition strategy and its impact on our financial performance. The suit is purportedly brought on behalf of purchasers of our securities between May 9, 2018 and November 7, 2019, and seeks compensatory damages, fees and costs. On October 6, 2021, the Court appointed the New York Hotel Trades Council & Hotel Association of New York City, Inc. Pension Fund as lead plaintiff, and on April 1, 2022, plaintiff filed its First Amended Complaint. Defendants filed a motion to dismiss the First Amended Complaint on May 31, 2022, and the motion was denied on March 29, 2024. On September 18, 2025, the parties jointly filed a

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
Notice of Settlement, and on October 17, 2025, plaintiffs filed a motion for preliminary approval of the settlement, which the Court has taken under submission.
Pursuant to the terms of the settlement (which are subject to final documentation and court approval), we expect to pay $40.0 million to the plaintiffs in resolution of all claims against us and our two former officers. If the settlement is approved by the Court, the settlement amount will be funded from available insurance coverage and this amount, less fees and expenses, will be distributed to purchasers of our securities between May 9, 2018 and November 7, 2019 who file valid proofs of claim under procedures to be implemented by the Court. The expected settlement amount is reflected as of June 30, 2026 and December 31, 2025 within the current portion of other accrued liabilities on our consolidated financial statements, with a corresponding insurance recovery recorded within accounts receivable, net.
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
On July 15, 2024, a putative shareholder derivative action entitled DiBlasio v. Streit, et al., No. 24-cv-05924 was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. A first amended complaint was filed on September 27, 2024. The suit asserts claims for breach of fiduciary duty, abuse of control, and unjust enrichment, as well as claims under Section 14(a) of the Exchange Act, based on the allegations made in Koffsmon action, and on the Consent Order (as defined herein) from the Federal Reserve. The DiBlasio action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. Pursuant to a stipulated agreement between the parties, the DiBlasio action is stayed.
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
In addition, approximately 70% and 63% of our total operating revenues for the three months ended June 30, 2026 and 2025, respectively, and 64% and 59% for the six months ended June 30, 2026 and 2025, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.
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
Note 20—Segment Information
Our Chief Operating Decision Maker (our “CODM,” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability, segment performance and allocate resources. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Business to Business ("B2B") Services, 2) Consumer Services, and 3) Money Movement Services.
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
The following tables present key financial information for each of our reportable segments for the periods then ended:

	Three Months Ended June 30, 2026
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$448,435	$84,752	$46,889	$11,209	$591,285
Segment expenses (1)
Sales and marketing expenses (2)	2,661	30,664	15,332	—	48,657
Processing expenses (3)	371,667	8,588	668	—	380,923
Transaction losses and fraud management (4)	23,165	14,206	(1,693)	—	35,678
Customer support and related expenses (5)	16,422	3,779	364	—	20,565
Compensation and benefits expenses (6)	—	—	—	33,792	33,792
Other segment items (7)	2,081	1,686	2,063	25,664	31,494
Total segment expenses	415,996	58,923	16,734	59,456	551,109
Segment profit	$32,439	$25,829	$30,155	$(48,247)	$40,176

	Three Months Ended June 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$348,650	$93,099	$50,848	$8,567	$501,164
Segment expenses (1)
Sales and marketing expenses (2)	2,856	31,576	14,855	—	49,287
Processing expenses (3)	273,434	9,118	533	—	283,085
Transaction losses and fraud management (4)	26,136	15,824	(1,220)	—	40,740
Customer support and related expenses (5)	18,244	3,487	570	—	22,301
Compensation and benefits expenses (6)	—	—	—	33,905	33,905
Other segment items (7)	—	—	1,998	24,423	26,421
Total segment expenses	320,670	60,005	16,736	58,328	455,739
Segment profit	$27,980	$33,094	$34,112	$(49,761)	$45,425

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Segment Information (continued)

	Six Months Ended June 30, 2026
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$865,977	$171,233	$177,594	$28,513	$1,243,317
Segment expenses (1)
Sales and marketing expenses (2)	5,070	62,583	39,550	—	107,203
Processing expenses (3)	724,816	17,318	1,117	—	743,251
Transaction losses and fraud management (4)	41,692	28,218	12,207	—	82,117
Customer support and related expenses (5)	29,638	8,621	1,953	—	40,212
Compensation and benefits expenses (6)	—	—	—	67,221	67,221
Other segment items (7)	3,627	3,191	4,168	49,711	60,697
Total segment expenses	804,843	119,931	58,995	116,932	1,100,701
Segment profit	$61,134	$51,302	$118,599	$(88,419)	$142,616

	Six Months Ended June 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$690,641	$188,355	$161,095	$17,037	$1,057,128
Segment expenses (1)
Sales and marketing expenses (2)	6,872	64,874	36,258	—	108,004
Processing expenses (3)	538,950	18,300	1,255	—	558,505
Transaction losses and fraud management (4)	51,949	30,174	6,405	—	88,528
Customer support and related expenses (5)	37,738	8,281	1,967	—	47,986
Compensation and benefits expenses (6)	—	—	—	66,405	66,405
Other segment items (7)	—	—	4,272	47,444	51,716
Total segment expenses	635,509	121,629	50,157	113,849	921,144
Segment profit	$55,132	$66,726	$110,938	$(96,812)	$135,984

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)
Sales and marketing expenses consist primarily of the commissions we pay to our retail distributors, brokers and partners, advertising and marketing expenses, and the costs of manufacturing and distributing card packages, placards and promotional materials to our retail distributors and partners, and personalized debit cards who have activated their cards.

(3)	Processing expenses consist primarily of the fees charged to us by the payment networks, which process transactions for us, any third-party card processors that maintain the records of our customers' accounts and process transaction authorizations and postings, and any third-party banks that issue or process our accounts.

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

(7)
Other segment items in Money Movement Services consist principally of inter-segment expenses for reload services on the Green Dot Network. Other segment items in Corporate and Other primarily consist of other unallocated corporate operating expenses, such as professional services fees, hosting and software licenses, telephone and communication costs, rent, utilities, and insurance, and elimination of inter-segment expenses.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Segment Information (continued)
The reconciliations of total segment revenues to total operating revenues are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Total segment revenues	$591,285	$501,164	$1,243,317	$1,057,128
Embedded finance commissions and processing expenses	6,180	4,563	11,992	8,990
Other income	(1,582)	(1,551)	(3,179)	(3,068)
Total operating revenues	$595,883	$504,176	$1,252,130	$1,063,050
Segment revenue adjustments represent commissions and certain processing-related costs associated with our embedded finance products and services, which are netted against revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.
The reconciliations of segment profit to (loss) income before income taxes are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Total segment profit	$40,176	$45,425	$142,616	$135,984

Reconciliation to (loss) income before income taxes
Depreciation and amortization of property, equipment and internal-use software	18,665	16,078	36,798	31,262
Stock based compensation and related employer taxes	3,423	5,759	8,427	9,202
Amortization of acquired intangible assets	5,131	5,199	10,278	10,399
Impairment charges	716	805	1,047	866
Legal settlement expenses	6,322	1,256	7,322	2,193
Restructuring and other charges	96	—	178	—
Transaction and related acquisition costs	4,864	976	6,278	1,422
Other expense	1,720	1,953	4,011	6,496
Operating (loss) income	(761)	13,399	68,277	74,144
Interest expense, net	1,581	1,631	3,157	3,017
Other (expense) income, net	(13)	(74,691)	164	(100,395)
(Loss) income before income taxes	$(2,355)	$(62,923)	$65,284	$(29,268)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the "Securities Act"), and the Exchange Act. All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including inflation and interest rate trends and impacts and other macro-economic impacts on our business, results of operations and financial condition and our responses to such events, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
Our Chief Operating Decision Maker (our “CODM,” who is our Chief Executive Officer) organizes and manages our businesses primarily on the basis of the channels in which our product and services are offered and uses net revenue and segment profit to assess profitability. Segment profit reflects each segment's net revenue less direct costs, such as sales and marketing expenses, processing expenses, transaction losses and fraud management, and customer support and related expenses. Our operations are aggregated amongst three reportable segments: 1) Business to Business ("B2B") Services, 2) Consumer Services, and 3) Money Movement Services. Net interest income, certain other investment income earned by our bank, interest profit sharing arrangements with certain BaaS partners (a reduction of revenue), eliminations of inter-segment revenues and expenses, and unallocated corporate expenses that are not considered when our CODM evaluates the performance of our three reportable segments are recorded in Corporate and Other expenses. Refer to our 2025 Annual Report on Form 10-K "Part I, Item 1. Business" for more detailed information about our operations and Note 20—Segment Information in the notes to the accompanying unaudited consolidated financial statements.

Consolidated Financial Results and Trends
Our consolidated results of operations for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Total operating revenues	$595,883	$504,176	$91,707	18.2%	$1,252,130	$1,063,050	$189,080	17.8%
Total operating expenses	596,644	490,777	105,867	21.6%	1,183,853	988,906	194,947	19.7%
Net (loss) income	(2,087)	(47,025)	44,938	(95.6)%	51,666	(21,252)	72,918	(343.1)%
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.
Total operating revenues
Our total operating revenues for the three and six months ended June 30, 2026 increased $91.7 million, or 18%, and $189.1 million, or 18%, respectively, over the prior year comparable periods, driven primarily by higher revenues in our B2B Services segment partially offset by lower revenues earned in our Consumer Services segment.
Continued growth of certain BaaS partner programs generated an increase of 19% and 18% in our total gross dollar volume for the three and six months ended June 30, 2026, respectively, over the prior year comparable periods, which increased our total operating revenues year-over-year. However, as discussed below, our total operating revenues for the three and six months ended June 30, 2026 were negatively impacted by unfavorable trends and factors in our deposit account programs, driving, among other things, a decrease in the number of active accounts during the three months ended June 30, 2026 by 1%, as compared to the prior year period, and a decrease in purchase volume and the number of cash transfers by 6% and 2%, respectively, for the three months ended June 30, 2026 and 7% and 4%, respectively, for the six months ended June 30, 2026 from the prior year comparable periods.
In our B2B Services segment, revenues increased during the three and six months ended June 30, 2026 by 29% and 25%, respectively, over the prior year comparable periods. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three and six months ended June 30, 2026 by 22% and 21%, respectively, and to a lesser extent, growth in the number of active accounts, which increased by 9% over the prior year comparable period. We recorded a net increase in segment revenue primarily due to growth in gross dollar volume attributable to certain BaaS programs that do not generate interchange fees, resulting in higher program management service fees earned from these BaaS partners.
In our Consumer Services segment, revenues decreased during each of the three and six months ended June 30, 2026 by 9% from the prior year comparable periods. Our gross dollar volume and purchase volume declined by 7% and 10%, respectively, for the three months ended June 30, 2026, and the number of active accounts and direct deposit accounts declined by 12% and 7%, respectively. Similarly, gross dollar volume and purchase volume each declined for the six months ended June 30, 2026 by 8% and 11%, respectively. While we saw some moderation in these declining trends in recent periods, we believe these decreases in our Consumer Services segment remain attributable to several persistent factors, including macro-economic factors affecting consumer behavior and other competitive trends that have impacted account acquisition. These factors had a corresponding negative impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, ATM fees and interchange fees. These decreases in segment revenues were partially offset by fees generated from our overdraft protection programs due to expanded usage by our accountholders.
In our Money Movement Services segment, revenues decreased during the three months ended June 30, 2026 by 8% and increased by 10% during the six months ended June 30, 2026, from the prior year comparable periods. The decrease in our Money Movement Services revenue during the three months ended June 30, 2026 was driven primarily by a decrease in our tax processing revenues due to a 23% decrease in the number of tax refunds processed, principally attributable to our online tax preparation partners and the timing of when tax refunds were processed between interim periods during the first half of the year. This decrease in our Money Movement Services revenue was partially offset by an increase in cash transfer revenues during the three months ended June 30, 2026 primarily due to higher disbursements revenue per transaction from a platform partner despite a 2% decrease in cash transfers processed. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment discussed above, partially offset by a higher number of cash transfers processed for third-party programs, which continued to represent the majority of our total cash transfers as of June 30, 2026.
The increase in revenue in our Money Movement Services segment during the six months ended June 30, 2026 was driven primarily by an increase in our tax processing revenues and, to a lesser extent, an increase in cash transfer revenues. Although the number of tax refunds processed decreased by 9% for the six months ended June 30, 2026, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed was principally attributable to our online tax preparation partners. Our cash transfer revenues increased during the six months ended June 30, 2026 despite a 4% decrease in the number of cash transfers processed due to the same reasons discussed above.
Revenues within our Corporate and Other segment increased during the three and six months ended June 30, 2026 by 31% and 67%, respectively, from the prior year comparable periods, driven primarily by a decrease in interest profit sharing arrangements with certain BaaS partners (a reduction of revenue). In addition, the increase during the six months ended June 30, 2026 was driven by an increase in net interest income earned by Green Dot Bank, primarily the result of both the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy.
Total operating expenses
Our total operating expenses for the three and six months ended June 30, 2026 increased $105.9 million, or 22%, and $194.9 million, or 20%, respectively, over the prior year comparable periods.
For the three months ended June 30, 2026, the increase in total operating expenses was driven primarily by an increase in our processing expenses from the growth in gross dollar volume associated with certain BaaS account programs within our B2B Services segment, which is discussed above. To a lesser extent, our total operating expenses increased due to an increase in other general and administrative expenses, driven primarily by higher professional services fees associated with our proposed transactions with CommerceOne and Smith Ventures, as well as our anti-money laundering ("AML") regulatory compliance initiatives, and an increase in depreciation and amortization expense and software licenses and hosting costs due to investments in our platform and operations. In addition, the increase in other general and administrative expenses reflects a reserve established for unclaimed property obligations. No comparable expense was recorded in the prior year period. These increases in other general and administrative expenses were partially offset by a decrease in overall transaction losses attributable to a decrease in customer dispute volume across our portfolios and a favorable reduction in our dispute loss rates. Total operating expenses were partially offset by a decrease in compensation and benefits expenses, driven primarily by a reduction in third-party call center support costs associated with certain of our BaaS account programs discussed above, a decrease in employee stock-based compensation expense due to a reduction in new grants of equity awards during the pendency of our proposed transactions with CommerceOne and Smith Ventures, and lower accrued bonus compensation expense due to our financial performance in the prior year period exceeding our bonus targets.
Our total operating expenses for the six months ended June 30, 2026 increased over the prior year comparable period, driven by similar factors as discussed above for the three months ended June 30, 2026. Our processing expenses and other general and administrative expenses increased during the six months ended June 30, 2026, due to the same reasons discussed above. Compensation and benefits expenses also decreased due to the same reasons discussed above, and were further partially offset from severance benefits that did not recur at the same magnitude in the current period as a result of our reduction in employee workforce in the comparable prior year period and a decrease in salary and wage expenses due to the closure of our China operations announced in September 2025. Sales and marketing expenses decreased principally due to a decrease in supply chain materials expenses, which are comprised of debit card plastics and related materials costs, from fewer active accounts, partially offset by an increase in revenue-sharing arrangements in our tax processing business.
Other income and expense, net
Other income and expense, net for the three and six months ended June 30, 2026 decreased $74.7 million and $100.6 million, respectively, from the prior year comparable periods. These decreases resulted principally from charges that did not recur in the current period, including a $70 million incentive payment made by TailFin Labs, LLC ("TailFin") in connection with the extension of the Walmart MoneyCard agreement and related agreements in May 2025. In addition, during the first quarter of 2025, we determined we would sell certain available-for-sales securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the six months ended June 30, 2025.

Income taxes
Our income tax benefit for the three months ended June 30, 2026 decreased by $15.6 million from the prior year comparable period primarily due to an increase in income before taxes. Our effective tax rate for the six months ended June 30, 2026 was 20.9%, a decrease from 27.4% for the prior year comparable period. The decrease in our effective tax rate was due to several factors, including a higher tax rate benefit from increased general business credits, a higher tax rate benefit from the increase in cash surrender value in bank-owned life insurance policies, and a decrease in tax expense associated with shortfalls from stock-based compensation. These decreases in our effective tax rate were partially offset by an increase in state income taxes expense, net of federal benefits, an increase in the amount of compensation expense that was subject to the IRC Section 162(m) limitation on the deductibility of certain executive compensation, an increase in nondeductible transaction related costs, and an increase in the valuation allowance on our deferred tax assets.
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
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on, among other things, accelerating our ability to onboard new partners in our B2B Services and Money Movement Services segments, adding new features and functionality to our Arc platform, cost-effectively implementing strategic marketing initiatives in support of our GO2bank product, and other initiatives across our account programs with the objective of returning to active account growth. In 2025, we initiated a re-alignment of teams and resources across the enterprise in a continual effort to better support our strategic priorities and growth channels, and improve our operating efficiency. We expect these re-alignments, including the exit from our operational activities in China, to further improve our cost structure year-over-year.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In millions, except percentages)
Gross dollar volume	$45,906	$38,545	$7,361	19.1%	$89,123	$75,797	$13,326	17.6%
Number of active accounts*	3.45	3.48	(0.03)	(0.9)%	n/a	n/a	n/a	n/a
Purchase volume	$4,704	$4,991	$(287)	(5.8)%	$9,410	$10,104	$(694)	(6.9)%
Number of cash transfers	7.38	7.52	(0.14)	(1.9)%	14.4	15.03	(0.63)	(4.2)%
Number of tax refunds processed	2.89	3.73	(0.84)	(22.5)%	10.67	11.71	(1.04)	(8.9)%
* Represents the number of active accounts as of June 30, 2026 and 2025, respectively.
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
Critical Accounting Estimates
There have been no material changes during the six months ended June 30, 2026 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Comparison of Consolidated Results for the Three Months Ended June 30, 2026 and 2025
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended June 30,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$476,904	80.1%	$381,224	75.6%
Cash processing revenues	53,303	8.9	54,484	10.8
Interchange revenues	44,186	7.4	46,967	9.3
Interest income, net	21,490	3.6	21,501	4.3
Total operating revenues	$595,883	100.0%	$504,176	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $476.9 million for the three months ended June 30, 2026, an increase of $95.7 million, or 25%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in certain accountholder fees, such as monthly maintenance fees and ATM fees, as a result of a decline in the number of active accounts in our Consumer Services segment during the current period. Decreases in accountholder fees were partially offset by an increase in fees generated from our overdraft protection programs due to expanded usage by our accountholders.
Cash Processing Revenues — Cash processing revenues totaled $53.3 million for the three months ended June 30, 2026, a decrease of $1.2 million, or 2%, from the comparable prior year period. Cash processing revenues decreased as a result of lower tax processing revenues, which decreased due to a 23% decrease in the number of tax refunds processed and lower ancillary tax program fees that are associated with tax refund transfers. The decrease in the number of tax refunds processed was principally attributable to the performance of our online tax preparation partners. This decrease was partially offset by an increase in cash transfer revenues primarily due to higher disbursements revenue earned per transaction from a platform partner despite a 2% decrease in cash transfers processed. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment, partially offset by a higher number of cash transfers processed for third-party programs.
Interchange Revenues — Interchange revenues totaled $44.2 million for the three months ended June 30, 2026, a decrease of $2.8 million, or 6%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 6% as our effective interchange rate earned from the comparable prior year period remained consistent. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $21.5 million for the three months ended June 30, 2026, consistent with the comparable prior year period. The changes in net interest income was primarily the result of an increase in the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy, which was offset by interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, other general and administrative expenses and restructuring and other charges:

	Three Months Ended June 30,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$49,359	8.3%	$50,159	9.9%
Compensation and benefits expenses	59,003	9.9	63,847	12.7
Processing expenses	394,692	66.2	293,213	58.2
Other general and administrative expenses	93,494	15.7	83,558	16.6
Restructuring and other charges	96	—	—	—
Total operating expenses	$596,644	100.1%	$490,777	97.4%
Sales and Marketing Expenses — Sales and marketing expenses totaled $49.4 million for the three months ended June 30, 2026, a decrease of $0.8 million, or 2%, from the comparable prior year period. This decrease was driven primarily by a decrease in supply chain materials expenses, which are comprised of card packages and personalized debit cards, from fewer active accounts and a decrease in our revenue-sharing arrangements in our Consumer Services business.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $59.0 million for the three months ended June 30, 2026, a decrease of $4.8 million, or 8%, from the comparable prior year period. The decrease was driven primarily by a decrease in third-party call center support costs associated with certain BaaS account programs within our B2B Services segment, a decrease in employee stock-based compensation expense due to a reduction in new grants of equity awards during the pendency of our proposed transactions with CommerceOne and Smith Ventures, and lower accrued bonus compensation expense due to our financial performance in the prior year period exceeding our bonus targets.
Processing Expenses — Processing expenses totaled $394.7 million for the three months ended June 30, 2026, an increase of $101.5 million, or 35%, from the comparable prior year period. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $93.5 million for the three months ended June 30, 2026, an increase of $9.9 million, or 12%, from the comparable prior year period. This increase was driven primarily by higher professional services fees associated with our proposed transactions with CommerceOne and Smith Ventures, and our AML regulatory compliance initiatives, and an increase in depreciation and amortization expense and software licenses and hosting costs due to investments in our platform and operations. In addition, the increase in other general and administrative expenses reflects a reserve established for unclaimed property obligations. No comparable expense was recorded in the prior year period. These increases were partially offset by a decrease in overall transaction losses attributable to a decrease in customer dispute volume across our portfolios and a favorable reduction in our dispute loss rates.
Restructuring and Other Charges — Restructuring and other charges totaled $0.1 million for the three months ended June 30, 2026, due to our previously announced restructuring plan. Additionally, refer to Note 19 — Restructuring and Other Charges in the Consolidated Financial Statements included herein for a more detailed discussion of our restructuring and other charges.
Other Income and Expense, net
Other income and expense, net totaled $0.01 million for the three months ended June 30, 2026, a decrease of $74.7 million, from the prior year comparable period. This decrease was driven by our equity method losses associated with TailFin and resulted principally from a $70 million incentive payment that TailFin made in connection with the extension of the Walmart MoneyCard agreement and related agreements in May 2025. The incentive payment, which did not recur in the current period, was recorded as a component of equity in losses attributable to TailFin during the second quarter of 2025 under our HLBV method of accounting.

Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended June 30,
	2026	2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	(12.8)	4.4
Foreign tax rate differential	—	0.1
General business credits	2.6	0.2
Stock-based compensation	9.2	(0.2)
IRC 162(m) limitation	8.5	(0.5)
Bank-owned life insurance income	5.8	0.4
Nondeductible expenses	(0.9)	(0.1)
Nondeductible transaction related costs	(16.3)	—
Change in valuation allowance	(4.9)	—
Global intangible low-tax income tax	—	0.1
Other	(0.8)	(0.1)
Effective tax rate	11.4%	25.3%
Our income tax benefit totaled $0.3 million for the three months ended June 30, 2026, representing a decrease of $15.6 million from the prior year comparable period, primarily due to an increase in our income before taxes.
The net decrease in our effective tax rate for the three months ended June 30, 2026 from the prior year comparable period was due to several factors, including a decrease of $0.3 million in tax expense associated with shortfalls from stock-based compensation and a decrease of $0.5 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation. These decreases were partially offset by an increase of $3.1 million in state income taxes expense, net of federal benefits, a decrease of $0.1 million in the tax benefit from the cash surrender value in bank-owned life insurance policies, an increase of $0.4 million in nondeductible transaction related costs, and an increase in the valuation allowance recorded against our 2026 federal and state research credits. For the three months ended June 30, 2026, we recorded valuation allowances of $0.1 million against our 2026 federal research credits, which is reflected in change in valuation allowance, and $0.1 million against our 2026 state research credits, reflected in state income taxes, net of federal tax benefit in our effective tax rate reconciliation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Consolidated Results for the Six Months Ended June 30, 2026 and 2025
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Six Months Ended June 30,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$925,579	73.9%	$757,177	71.2%
Cash processing revenues	189,674	15.1	167,857	15.8
Interchange revenues	88,145	7.1	94,886	8.9
Interest income, net	48,732	3.9	43,130	4.1
Total operating revenues	$1,252,130	100.0%	$1,063,050	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $925.6 million for the six months ended June 30, 2026, an increase of $168.4 million, or 22%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2026 and 2025—Operating Revenues—Card Revenues and Other Fees."

Cash Processing Revenues — Cash processing revenues totaled $189.7 million for the six months ended June 30, 2026, an increase of $21.8 million, or 13%, from the comparable prior year period. Cash processing revenues increased primarily due to an increase in our tax processing revenues and to a lesser extent, an increase in cash transfer revenues. Although the number of tax refunds processed decreased by 9% for the six months ended June 30, 2026, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed was principally attributable to our online tax preparation partners. Our cash transfer revenues increased during the six months ended June 30, 2026 primarily due to higher disbursements revenue earned per transaction from a platform partner despite a 4% decrease in the number of cash transfers. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment and to a lesser extent, a lower number of cash transfers processed for third-party programs.
Interchange Revenues — Interchange revenues totaled $88.1 million for the six months ended June 30, 2026, a decrease of $6.8 million, or 7%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 7% and for the same reasons as discussed under “Comparison of Three-Month Periods Ended June 30, 2026 and 2025—Operating Revenues—Interchange Revenues."
Interest Income, net — Net interest income totaled $48.7 million for the six months ended June 30, 2026, an increase of $5.6 million, or 12%, from the comparable prior year period. The increase in net interest income was primarily the result of both the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy.
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, other general and administrative expenses and restructuring and other charges:

	Six Months Ended June 30,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$108,672	8.7%	$109,847	10.3%
Compensation and benefits expenses	118,774	9.5	130,061	12.2
Processing expenses	769,286	61.4	578,530	54.4
Other general and administrative expenses	186,943	14.9	170,468	16.0
Restructuring and other charges	178	—	—	—
Total operating expenses	$1,183,853	94.5%	$988,906	92.9%
Sales and Marketing Expenses — Sales and marketing expenses totaled $108.7 million for the six months ended June 30, 2026, a decrease of $1.1 million, or 1%, from the comparable prior year period. This decrease was driven primarily by a decrease in supply chain materials expenses, which are comprised of card packages and personalized debit cards, from fewer active accounts, partially offset by an increase in revenue-sharing arrangements in our tax processing business.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $118.8 million for the six months ended June 30, 2026, a decrease of $11.3 million, or 9%, from the comparable prior year period. The decrease was driven primarily by a decrease in third-party call center support costs associated with certain BaaS account programs within our B2B Services segment, a decrease in salary and wage expenses and related severance costs due to the closure of our China operations and lower employee stock-based compensation expense due to a reduction in new grants of equity awards during the pendency of our proposed transactions with CommerceOne and Smith Ventures.
Processing Expenses — Processing expenses totaled $769.3 million for the six months ended June 30, 2026, an increase of $190.8 million, or 33%, from the comparable prior year period. This increase was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2026 and 2025—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $186.9 million for the six months ended June 30, 2026, an increase of $16.4 million, or 10%, from the comparable prior year period. This increase was driven primarily by the same factors discussed above under “Comparison of Three-

Month Periods Ended June 30, 2026 and 2025—Operating Expenses—Other General and Administrative Expenses."
Restructuring and Other Charges — Restructuring and other charges totaled $0.2 million for the six months ended June 30, 2026, due to our previously announced restructuring plan. Additionally, refer to Note 19 — Restructuring and Other Charges in the Consolidated Financial Statements included herein for a more detailed discussion of our restructuring and other charges.
Other Income and Expense, net
Other income and expense, net totaled $0.2 million for the six months ended June 30, 2026, a decrease of $100.6 million, from the prior year comparable period. This decrease was driven primarily by the same factors discussed above under “Comparison of Three-Month Periods Ended June 30, 2026 and 2025—Other Expense, net." In addition, during the first quarter of 2025, we determined we would sell certain available-for-sales securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the six months ended June 30, 2025.

Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Six Months Ended June 30,
	2026	2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.5	5.7
Foreign tax rate differential	—	0.3
General business credits	(2.2)	1.6
Stock-based compensation	(0.1)	(4.9)
IRC 162(m) limitation	(0.4)	2.3
Bank-owned life insurance income	(2.3)	2.0
Nondeductible expenses	0.3	(0.3)
Nondeductible transaction related costs	0.7	—
Change in valuation allowance	2.3	—
Global intangible low-tax income tax	—	(0.2)
Other	0.1	(0.1)
Effective tax rate	20.9%	27.4%
Our income tax expense totaled $13.6 million for the six months ended June 30, 2026, representing an increase of $21.6 million from the prior year comparable period, primarily due to an increase in our income before taxes.
The net decrease in our effective tax rate for the six months ended June 30, 2026 from the prior year comparable period was due to several factors, including a decrease of $1.4 million in tax expense associated with shortfalls from stock-based compensation, an increase of $0.9 million in the tax benefit from the cash surrender value in bank-owned life insurance policies, and a higher tax rate benefit due to an increase of $1.0 million in general business credits. These decreases were partially offset by an increase of $2.7 million in state income taxes expense, net of federal benefits, an increase of $0.4 million in the amount of compensation expense that was subject to the IRC 162(m) limitation on the deductibility of certain executive compensation, an increase of $0.4 million in nondeductible transaction related costs, and an increase in the valuation allowance recorded against our 2026 federal and state research credits. For the six months ended June 30, 2026, we recorded valuation allowances of $1.1 million against our 2026 federal research credits, which is reflected in change in valuation allowance, and $1.1 million against our 2026 state research credits, reflected in state income taxes, net of federal tax benefit in our effective tax rate reconciliation.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Segment Results
B2B Services
The results of operations and key metrics of our B2B Services segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$448,435	$348,650	$99,785	28.6%	$865,977	$690,641	$175,336	25.4%
Segment expenses	415,996	320,670	95,326	29.7%	804,843	635,509	169,334	26.6%
Segment profit	$32,439	$27,980	$4,459	15.9%	$61,134	$55,132	$6,002	10.9%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$42,253	$34,620	$7,633	22.0%	$81,591	$67,634	$13,957	20.6%
Number of active accounts*	1.98	1.81	0.17	9.4%	n/a	n/a	n/a	n/a
Purchase volume	$2,025	$2,000	$25	1.3%	$3,942	$3,986	$(44)	(1.1)%
* Represents total number of active accounts as of June 30, 2026 and 2025, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$42,253	$39,338	$36,923	$35,868	$34,620	$33,014
Number of active accounts*	1.98	1.91	1.93	1.89	1.81	1.78
Purchase volume	$2,025	$1,917	$2,035	$2,006	$2,000	$1,986
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three and six months ended June 30, 2026 increased $99.8 million, or 29%, and $175.3 million, or 25%, respectively, from the prior year comparable periods, while our segment expenses for the three and six months ended June 30, 2026 increased $95.3 million, or 30%, and $169.3 million, or 27%, respectively.
Our gross dollar volume and number of active accounts increased during the three months ended June 30, 2026 by 22% and 9%, respectively, over the comparable prior year period, while purchase volume increased by 1% year over year. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume from these BaaS programs resulted in a net increase in segment revenue for the three and six months ended June 30, 2026 due to higher program management service fees earned from these BaaS partners.
Segment expenses increased for the three and six months ended June 30, 2026 over the comparable prior year periods, principally due to higher processing expenses associated with the growth of certain BaaS account programs, partially offset by lower third-party call center support costs as a result of decreases in call volume and lower transaction losses due to decreases in our dispute loss rates and incoming volume. As a result of these factors, our segment profit increased for the three and six months ended June 30, 2026 by approximately 16% and 11%, respectively, from the prior year comparable periods. However, this segment also experienced margin compression because certain BaaS partnerships are largely structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.
Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$84,752	$93,099	$(8,347)	(9.0)%	$171,233	$188,355	$(17,122)	(9.1)%
Segment expenses	58,923	60,005	(1,082)	(1.8)%	119,931	121,629	(1,698)	(1.4)%
Segment profit	$25,829	$33,094	$(7,265)	(22.0)%	$51,302	$66,726	$(15,424)	(23.1)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$3,653	$3,925	$(272)	(6.9)%	$7,532	$8,163	$(631)	(7.7)%
Number of active accounts*	1.47	1.67	(0.2)	(12.0)%	n/a	n/a	n/a	n/a
Direct deposit active accounts*	0.38	0.41	(0.03)	(7.3)%	n/a	n/a	n/a	n/a
Purchase volume	$2,679	$2,991	$(312)	(10.4)%	$5,468	$6,118	$(650)	(10.6)%
* Represents total number of active and direct deposit active accounts as of June 30, 2026 and 2025, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$3,653	$3,879	$3,603	$3,637	$3,925	$4,238
Number of active accounts *	1.47	1.52	1.49	1.62	1.67	1.80
Direct deposit active accounts *	0.38	0.38	0.39	0.40	0.41	0.41
Purchase volume	$2,679	$2,789	$2,670	$2,730	$2,991	$3,127
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within Consumer Services for the three and six months ended June 30, 2026 decreased $8.3 million, or 9%, and $17.1 million, or 9%, respectively, from the comparable prior year periods, while our segment expenses for the three and six months ended June 30, 2026 decreased by $1.1 million, or 2%, and $1.7 million, or 1%, respectively.
Our gross dollar volume and purchase volume declined by 7% and 10%, respectively, for the three months ended June 30, 2026 from the prior year comparable period, and the number of active accounts and direct deposit accounts declined by 12% and 7%, respectively, primarily due to each of the factors discussed above in "Overview." These factors include macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted account acquisition. Our gross dollar volume and purchase volume decreased year over year by similar levels during the six months ended June 30, 2026. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, ATM fee revenues and interchange revenues decreased year over year. These decreases in segment revenues were partially offset by fees generated from our overdraft protection programs due to expanded usage by our accountholders.
Segment expenses for the three and six months ended June 30, 2026 decreased from the comparable prior year periods primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, lower supply chain material expenses due to fewer active accounts, and a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements.
Overall, segment profit decreased for the three and six months ended June 30, 2026 by approximately 22% and 23%, respectively, from the prior year comparable periods.
Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$46,889	$50,848	$(3,959)	(7.8)%	$177,594	$161,095	$16,499	10.2%
Segment expenses	16,734	16,736	(2)	—%	58,995	50,157	8,838	17.6%
Segment profit	$30,155	$34,112	$(3,957)	(11.6)%	$118,599	$110,938	$7,661	6.9%

Key Metrics	(In millions, except percentages)
Number of cash transfers	7.38	7.52	(0.14)	(1.9)%	14.40	15.03	(0.63)	(4.2)%
Number of tax refunds processed	2.89	3.73	(0.84)	(22.5)%	10.67	11.71	(1.04)	(8.9)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2026		2025
	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	7.38	7.02	7.39	7.43	7.52	7.51
Number of tax refunds processed	2.89	7.78	0.11	0.20	3.73	7.98
Segment revenues within our Money Movement Services decreased $4.0 million, or 8%, during the three months ended June 30, 2026, and increased $16.5 million, or 10%, during the six months ended June 30, 2026 from the prior year comparable period. Segment expenses for the three months ended June 30, 2026 remained consistent with the prior year comparable period and for the six months ended June 30, 2026 increased $8.8 million, or 18%.
The decrease in segment revenues for the three months ended June 30, 2026 was driven by lower tax processing revenues, which decreased due to a 23% decrease in the number of tax refunds processed and lower ancillary tax program fees that are associated with tax refund transfers. The decrease in the number of tax refunds processed was principally attributable to the performance of our online tax preparation partners. This decrease was partially offset by an increase in cash transfer revenues, which increased primarily due to higher disbursements revenue earned per transaction from a platform partner despite a 2% decrease in cash transfers processed. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment, partially offset by a higher number of cash transfers processed for third-party programs.
The increase in segment revenues for the six months ended June 30, 2026 was driven by an increase in our tax processing revenues and to a lesser extent, an increase in cash transfer revenues. Although the number of tax refunds processed decreased by 9% for the six months ended June 30, 2026, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed was principally attributable to our online tax preparation partners. Our cash transfer revenues increased during the six months ended June 30, 2026 primarily due to higher disbursements revenue earned per transaction from a platform partner despite a 4% decrease in the number of cash transfers. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment and to a lesser extent, a lower number of cash transfers processed for third-party programs.
Segment expenses during the three months ended June 30, 2026 remained consistent year over year, but increased during the six months ended June 30, 2026 primarily from an increase in third-party costs and related expenses due to growth across our tax processing services and taxpayer advance programs. Overall, segment profit decreased for the three months ended June 30, 2026 by 12%, but increased for six months ended June 30, 2026 by approximately 7% from the prior year comparable period.
Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$11,209	$8,567	$2,642	31%	$28,513	$17,037	$11,476	67.4%
Unallocated corporate expenses and inter-segment eliminations	59,456	58,328	1,128	1.9%	116,932	113,849	3,083	2.7%
Total	$(48,247)	$(49,761)	$1,514	(3.0)%	$(88,419)	$(96,812)	$8,393	(8.7)%
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
Revenues within our Corporate and Other segment increased during the three and six months ended June 30, 2026 by 31% and 67%, respectively, from the prior year comparable periods, driven primarily by a decrease in interest profit sharing arrangements with certain BaaS partners (a reduction of revenue). In addition, the increase during the six months ended June 30, 2026 was driven by an increase in net interest income earned by Green Dot Bank, primarily the result of both the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy.
Unallocated corporate expenses for the three and six months ended June 30, 2026 increased by approximately 2% and 3%, respectively, over the prior year comparable periods. The increase in unallocated corporate expenses for the three and six months ended June 30, 2026 was driven primarily by higher professional services fees related to our AML regulatory compliance initiatives and higher software licenses and hosting costs due to investments in our platform and operations, partially offset by a decrease in salary and wage expenses due to the closure of our China operations announced in September 2025 and lower accrued bonus compensation expense due to our financial performance in the prior year period exceeding our bonus targets.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Total cash provided by (used in)
Operating activities	$194,685	$177,701
Investing activities	(627,790)	501,664
Financing activities	154,797	40,762
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(278,308)	$720,127
For the six months ended June 30, 2026 and 2025, we financed our operations primarily through our cash flows provided by operating activities and customer funds held on deposit. As of June 30, 2026, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.1 billion. We also consider our $3.0 billion of available-for-sale investment securities to be highly liquid instruments.
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
Cash Flows from Operating Activities
Our $194.7 million of net cash provided by operating activities during the six months ended June 30, 2026 was the result of $51.7 million of net income, adjusted for certain non-cash operating items of $86.9 million and increases in net changes in our working capital assets and liabilities of $56.1 million.
Our $177.7 million of net cash provided by operating activities during the six months ended June 30, 2025 was the result of $21.3 million of net loss, adjusted for certain non-cash operating items of $173.1 million and increases in net changes in our working capital assets and liabilities of $25.8 million.
Cash Flows from Investing Activities
Our $627.8 million of net cash used in investing activities during the six months ended June 30, 2026 was primarily due to purchases of available-for-sale securities, net of proceeds from sales and maturities, of $575.6 million, and to a lesser extent, the acquisition of property and equipment of $38.9 million, and net changes in loans of $12.3 million.
Our $501.7 million of net cash provided by investing activities during the six months ended June 30, 2025 was primarily due to proceeds from sales and maturities of available-for-sale securities, net of purchases, of $558.9 million, partially offset by the acquisition of property and equipment of $38.9 million and net changes in loans of $17.4 million.
Cash Flows from Financing Activities
Our $154.8 million of net cash provided by financing activities during the six months ended June 30, 2026 was principally the result of a net increase in customer deposits of $185.6 million, partially offset by a net decrease in obligations to customers of $26.4 million.
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
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2027 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of June 30, 2026.
Other Sources
Green Dot Bank has the ability to access various sources of funding, including advances from the FHLB and the Federal Reserve's discount window. Availability of these borrowings is subject to various factors, including maintaining eligibility requirements and the amount of pledged collateral. These sources may be used from time to time to support our short-term liquidity needs and lines of business. We had no outstanding in advances from the FHLB as of June 30, 2026.
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
Contractual Obligations
There have been no material changes during the six months ended June 30, 2026 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Capital Requirements for Bank Holding Companies
Our subsidiary bank, Green Dot Bank, is a member bank of the Federal Reserve System and our primary regulators are the Federal Reserve and the Utah Department of Financial Institutions (the "Utah DFI"). We and Green Dot Bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we and Green Dot Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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
As of June 30, 2026 and December 31, 2025, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. To be categorized as "well-capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since June 30, 2026, which management believes would have changed our category as "well-capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well-capitalized" minimum capital amounts and ratios at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$730,011	11.9%	4.0%	n/a
Common equity Tier 1 capital	$730,011	36.1%	4.5%	n/a
Tier 1 capital	$730,011	36.1%	6.0%	6.0%
Total risk-based capital	$771,040	38.2%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$493,805	8.6%	4.0%	5.0%
Common equity Tier 1 capital	$493,805	32.0%	4.5%	6.5%
Tier 1 capital	$493,805	32.0%	6.0%	8.0%
Total risk-based capital	$500,850	32.4%	8.0%	10.0%

	December 31, 2025
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$653,063	11.9%	4.0%	n/a
Common equity Tier 1 capital	$653,063	32.9%	4.5%	n/a
Tier 1 capital	$653,063	32.9%	6.0%	6.0%
Total risk-based capital	$677,794	34.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$449,328	8.4%	4.0%	5.0%
Common equity Tier 1 capital	$449,328	29.7%	4.5%	6.5%
Tier 1 capital	$449,328	29.7%	6.0%	8.0%
Total risk-based capital	$456,957	30.3%	8.0%	10.0%

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
ITEM 4. Controls and Procedures
Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at the end of the period covered by this report. Based on such evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, at the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
If such transactions are not completed for any reason, there may be various adverse consequences, and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Green Dot Merger, the Payments Sale and other transactions contemplated by the Merger Agreement and the Separation Agreement, without realizing any of the anticipated benefits of completing the Green Dot Merger, the Payments Sale and such other transactions. Additionally, if either the Merger Agreement or the Separation Agreement is terminated, the market price of our common stock could decline, including to the extent that current market prices reflect a market presumption that the transactions contemplated by the Merger Agreement or the Separation Agreement will be completed. We could also be subject to litigation or proceedings related to any failure to complete such transactions, including litigation or proceedings commenced against us to perform our respective obligations under the Merger Agreement or the Separation Agreement. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $27 million to CommerceOne.
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
Stockholders have and may continue to file lawsuits challenging the Green Dot Merger, the Payments Sale or the other transactions contemplated by the Merger Agreement and the Separation Agreement, which may name us, our officers or members of our Board of Directors as defendants. Green Dot has received demand letters from purported stockholders of Green Dot, and complaints have been filed in the Supreme Court of the State of New York by purported stockholders against Green Dot, alleging deficiencies and/or omissions of certain allegedly material information in the registration statement on Form S-4 filed by New CommerceOne with the SEC, as amended, of which the proxy statement/prospectus forms a part. In response to such stockholder demand letters and complaints, we filed a Current Report on Form 8-K on June 16, 2026, containing supplemental disclosures regarding, among other things, certain financial projections and the background of the transactions. New CommerceOne, CommerceOne and Green Dot believe that the allegations in these letters and complaints are without merit. If additional similar demand letters are received or complaints are filed, absent new or different allegations that are material, neither New CommerceOne, CommerceOne nor Green Dot will necessarily announce them. We cannot assure you as to the outcome of any pending or future lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If any plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Green Dot Merger, the Payments Sale or the other transactions contemplated by the Merger Agreement and the Separation Agreement on the agreed-upon terms, such an injunction may delay the completion of such transactions in the expected time-frame or may prevent such transactions from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
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
At the First Effective Time, each issued and outstanding share of our common stock, subject to limited exceptions, will be converted into the right to receive (i) 0.2215 shares of the common stock of New CommerceOne and (ii) an amount in cash equal to $8.11, less any withholding and without interest. Subject to limited exceptions, the exchange ratio is fixed and will not be adjusted for changes affecting us or CommerceOne, including for changes in the market price or value of our common stock or CommerceOne common stock. There has been, and will be, a time lapse between each of the date of the proxy statement/prospectus for the stockholders’ meeting to adopt the Merger Agreement and approve the transactions contemplated by the Separation Agreement, the date on which our stockholders voted to adopt the Merger Agreement and approve the transactions contemplated by the Separation Agreement, and the date on which our stockholders entitled to receive shares of New CommerceOne common stock actually receive such shares. The value of CommerceOne common stock and, following the First Effective Time, the value of New CommerceOne common stock may fluctuate as a result of a variety of factors, including general market and economic conditions, changes in our and CommerceOne’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and CommerceOne’s control. The actual value of the shares of New CommerceOne common stock received by our stockholders will depend on the value of shares of New CommerceOne common stock at the time the Mergers are completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement and the proxy statement/prospectus.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the pro forma bank business following the Mergers and the other transactions contemplated by the Merger Agreement and the Separation Agreement.
Before the Mergers and the Payments Sale may be completed, various approvals, consents and non-objections that have not yet been obtained must be obtained, including from the Federal Reserve, the Utah DFI and the Alabama State Banking Department (the "ASBD") and antitrust and other authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party to the proposed transaction. These approvals could be delayed or not obtained at all, including due to an adverse development in any party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. Some recent transactions comparable to the Mergers and the Payments Sale have encountered lengthy delays, and the Mergers and the Payments Sale may be subject to similar delays in obtaining its required approvals.
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
The completion of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain closing conditions, including (i) the approval of the Merger Agreement by the requisite vote of our stockholders and CommerceOne’s stockholders, (ii) the authorization for listing on the NYSE of the shares of New CommerceOne common stock to be issued pursuant to the Merger Agreement, (iii) the receipt of the requisite regulatory approvals, including from the Federal Reserve, the Utah DFI and the ASBD, and no such regulatory approval having resulted in a material burdensome condition, (iv) the effectiveness of the registration statement on Form S-4 filed with the SEC by New CommerceOne in connection with the transactions contemplated by the Merger Agreement, (v) the absence of any order, injunction, decree or other legal restraint preventing the completion of the transactions contemplated by the Merger Agreement or any law making the completion thereof illegal and (vi) the satisfaction or waiver of the closing conditions set forth in the Separation Agreement with certain exceptions described in the Merger Agreement. Each party’s obligation to complete the transactions contemplated by the Merger Agreement is also subject to certain additional customary conditions, including (a) subject to certain materiality thresholds, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) in the case of CommerceOne, the funding by Payments Buyer of the purchase price in the Payments Sale in accordance with the terms of the Separation Agreement. The registration statement on Form S-4 filed with the SEC by New CommerceOne in connection with the transactions contemplated by the Merger Agreement, as amended, was declared effective by the SEC on May 8, 2026, and the Merger Agreement was approved by both our stockholders and CommerceOne stockholders on June 23, 2026.
In addition, the completion of the transactions contemplated by the Separation Agreement is subject to the satisfaction or waiver of certain closing conditions, including (i) the approval of the Separation Agreement by our stockholders, (ii) the waiting period applicable to the consummation of the closing under the Hart-Scott-Rodino Act (the “HSR Act”) having expired or been terminated, (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the transactions contemplated by the Separation Agreement or any law making the completion thereof illegal and (iv) the satisfaction or waiver of the closing conditions set forth in the Merger Agreement with certain exceptions described in the Merger Agreement. Each party’s obligation to complete the transactions contemplated by the Separation Agreement is also subject to certain additional customary conditions, including (a) subject to certain materiality thresholds, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Separation Agreement and (c) in the case of Payments Buyer, the absence of the occurrence of a material adverse effect on the Payments Business. On December 31, 2025, the parties filed their respective Premerger Notification and Report Forms under the HSR Act in connection with the transactions contemplated by the Separation Agreement. The parties requested early termination of the waiting period under the HSR Act, and such request was granted, effective January 21, 2026. Our stockholders also approved the transactions contemplated by the Separation Agreement on June 23, 2026.
The remaining conditions to the closing of the transactions contemplated by each of the Merger Agreement and the Separation Agreement may not be fulfilled in a timely manner or at all, and, accordingly, such transactions may not be completed. In addition, CommerceOne and we can mutually decide to terminate the Merger Agreement, and Payments Buyer and we can mutually decide to terminate the Separation Agreement, at any time, before or after receipt of the requisite stockholder approvals.
We and New CommerceOne may be unable to retain CommerceOne and Green Dot Bank personnel successfully.
The success of the Mergers and the Payments Sale will depend in part on retaining the talent and dedication of key employees currently employed by Green Dot Bank and CommerceOne and the employees who will be transferred to Payments Buyer in connection with the Payments Sale. It is possible that these employees may decide not to remain with us or CommerceOne, as applicable, while the Mergers are pending or with New CommerceOne or Payments Buyer after the completion of the Mergers. If we and CommerceOne are unable to retain key employees, including management, who are critical to the future operations of the companies, we and CommerceOne could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the completion of the Mergers, if key employees terminate their employment, New CommerceOne’s or Payments Buyer’s business activities may be adversely affected, which may cause New CommerceOne’s or Payments Buyer’s business to suffer, and there is no assurance that New CommerceOne or Payments Buyer will be able to locate or retain suitable replacements for any such key employees who leave.
We have identified certain additional risk factors in connection with the transactions contemplated by each of the Merger Agreement, including the Mergers, and the Separation Agreement, including the Payments Sale. These risks and the other risks associated with such transactions are more fully discussed in the proxy statement/prospectus that is included in the registration statement on Form S-4 filed by New CommerceOne with the SEC, as amended, and is available through the SEC's website at www.sec.gov. The proxy statement/prospectus contains important information regarding such transactions, and we urge all of our stockholders to read the proxy statement/prospectus carefully and in its entirety.
RISKS RELATED TO OUR BUSINESS
The loss of operating revenues from our BaaS partners and Walmart or any of our largest retail distributors as well as third-party processors or other major consumers would negatively impact our business.
A significant portion of our operating revenues are derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 70% and 64% of our total operating revenues for the three and six months ended June 30, 2026, respectively, was generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart was approximately 6% for each of the three and six months ended June 30, 2026. We expect that both our largest BaaS partner and Walmart will continue to have a significant impact on our operating revenues in future periods. It would be difficult to replace these operating revenues. Accordingly, any significant reduction in transaction volume or customers’ spending levels through our largest BaaS partner or Walmart, for any reason, including macroeconomic conditions or non-renewal of existing contracts, would negatively impact our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our subsidiary bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of June 30, 2026, we had assets subject to settlement risk of $970.4 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a negative impact on our business, results of operations and financial condition.
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
As a bank holding company (a "BHC"), we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve and the State of Utah DFI and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. As has been the case in the past, when the regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may in the future become subject to, in addition to our then-current obligations (which includes the formal enforcement action noted below), additional formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, negatively impact our results of operations and restrict our ability to grow. For example, in July 2024, we and our subsidiary bank entered into a consent order, including a $44 million civil money penalty, with the Federal Reserve relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations (the "Consent Order"). In response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. We expect heightened oversight of our compliance and other risk management capabilities will continue for the foreseeable future. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
The restriction on our ability to commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval would also generally apply if Green Dot Bank received a CRA rating of less than “Satisfactory.” Currently, under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), we may not be able to engage in new activities or acquire shares or control of other businesses. Such restrictions might limit our ability to pursue future business opportunities which we might otherwise consider, but which might fall outside the scope of permissible activities. U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution's activities, including in connection with examinations, which take place on a continual basis. We are subject to significant legal restrictions on our ability to publicly disclose the existence of these actions or any of the related details. In addition, as part of the regular examination process, our and Green Dot Bank's regulators may direct us or our subsidiaries to operate under various restrictions as a prudential matter. Such restrictions may include not being able to engage in certain categories of new activities or acquire shares or control of other companies.
The failure by Green Dot Bank to properly classify its deposits could have a negative impact on our financial condition.
The Federal Deposit Insurance Corporation issued a final rule establishing a framework for analyzing certain provisions of the “deposit broker” definition, including “placing deposits,” “facilitating the placement of deposits” and “primary purpose,” for purposes of the classification of deposits as brokered deposits and exemptions from such a classification. As a result of the final rule, Green Dot Bank reclassified most of its deposits as non-brokered. If our reclassification is deemed non-compliant, we could be subject to regulatory fines and penalties, increased regulatory oversight, restrictions on our activities, and increased litigation risk.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For each of the three and six months ended June 30, 2026, interchange revenues represented 7% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve to implement regulations that have substantially limited interchange fees for many issuers. While the interchange rates that may be earned by us and Green Dot Bank are exempt from the limitations imposed by the Dodd-Frank Act, federal legislators and regulatory authorities have become increasingly focused on interchange fees, and continue to propose new legislation that could result in significant adverse changes to the rates we are able to charge and there can be no assurance that future regulation or changes by the payment networks will not substantially impact our interchange revenues. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. However, our ability to make these changes is limited by the terms of our contracts and other commercial factors, such as price competition. To the extent we increase the pricing of our products and services, we might find it more difficult to acquire consumers and to maintain or grow card usage and customer retention, and we could suffer reputational damage and become subject to greater regulatory scrutiny. We also might have to discontinue certain products or services. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be negatively impacted.
Litigation or investigations could result in significant settlements, sanctions, fines or penalties.
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings, investigations or subpoenas. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, in July 2024, we and our subsidiary bank entered into the Consent Order, including a civil money penalty of $44 million, with the Federal Reserve as further discussed in the "As a bank holding company, we are subject to extensive and potentially changing regulations and regulatory expectations, which may limit our ability to pursue business opportunities and increase compliance challenges" risk factor above. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters have been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a negative impact on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve and the Utah DFI. Any regulatory or judicial proceedings or investigations initiated against us by private or governmental entities may result in adverse publicity associated with these proceedings or investigations and could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could negatively impact our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $363.3 million as of June 30, 2026. Under generally accepted accounting principles in the United States, or ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.
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
Provisions in our certificate of incorporation and bylaws, as well as provisions under Delaware law, could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our Class A common stock, and result in the trading price of our Class A common stock being lower than it otherwise would be. In addition to the foregoing, under the BHC Act and the Change in Bank Control Act, and their respective implementing regulations, Federal Reserve approval is necessary prior to any person or company acquiring control of a bank or BHC, subject to certain exceptions. Control, among other considerations, exists if an individual or company acquires 25% or more of any class of voting securities, and may be presumed to exist if a person acquires 10% or more of any class of voting securities. These restrictions could affect the willingness or ability of a third party to acquire control of us for so long as we are a BHC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Green Dot Corporation

Date:	August 10, 2026	By:	/s/ William I Jacobs
		Name:	William I Jacobs
		Title:	Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)