Form 10-Q
period 2026-09-30
GREEN DOT CORP
filed 2026-11-09
CIK 1386278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 57,008,971 shares of Class A common stock outstanding, par value $0.001 per share as of October 31, 2026.

GREEN DOT CORPORATION

PART I
ITEM 1. Financial Statements
GREEN DOT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets	(In thousands, except par value)
Current assets:
Unrestricted cash and cash equivalents	$1,168,752	$1,421,690
Restricted cash	5	44
Settlement assets	1,063,014	947,497
Accounts receivable, net	154,340	197,248
Prepaid expenses and other assets	62,503	73,275
Income tax receivable	1,637	589
Total current assets	2,450,251	2,640,343
Investment securities available-for-sale, at fair value	2,937,265	2,467,843
Loans to bank customers, net of allowance for credit losses of $37,307 and $21,053 as of September 30, 2026 and December 31, 2025, respectively	40,675	55,700
Prepaid expenses and other assets	149,891	154,567
Property, equipment, and internal-use software, net	199,000	198,352
Operating lease right-of-use assets	879	1,053
Deferred expenses	652	789
Net deferred tax assets	122,833	92,188
Goodwill and intangible assets	357,656	374,401
Total assets	$6,259,102	$5,985,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,733	$114,714
Deposits	4,732,689	4,416,294
Obligations to customers	301,297	284,978
Settlement obligations	56,101	52,916
Other accrued liabilities	142,076	153,752
Operating lease liabilities	185	325
Deferred revenue	4,981	4,224
Income tax payable	—	2,366
Total current liabilities	5,289,062	5,029,569
Other accrued liabilities	66	282
Operating lease liabilities	1,482	1,599
Notes payable	63,838	63,541
Total liabilities	5,354,448	5,094,991
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2026 and December 31, 2025; 57,007 and 55,565 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	57	56
Additional paid-in capital	433,460	427,477
Retained earnings	689,010	644,736
Accumulated other comprehensive loss	(217,873)	(182,024)
Total stockholders’ equity	904,654	890,245
Total liabilities and stockholders’ equity	$6,259,102	$5,985,236
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Operating revenues:
Card revenues and other fees	$499,580	$393,063	$1,425,159	$1,150,240
Cash processing revenues	35,897	33,766	225,571	201,623
Interchange revenues	43,104	45,329	131,249	140,215
Interest income, net	22,505	22,668	71,237	65,798
Total operating revenues	601,086	494,826	1,853,216	1,557,876
Operating expenses:
Sales and marketing expenses	46,473	48,243	155,145	158,090
Compensation and benefits expenses	56,267	63,411	175,041	193,472
Processing expenses	411,880	309,311	1,181,166	887,841
Other general and administrative expenses	93,382	86,790	280,325	257,258
Restructuring and other charges	106	19,902	284	19,902
Total operating expenses	608,108	527,657	1,791,961	1,516,563
Operating (loss) income	(7,022)	(32,831)	61,255	41,313
Interest expense, net	1,530	1,555	4,687	4,572
Other expense, net	(1,438)	(1,338)	(1,274)	(101,733)
(Loss) income before income taxes	(9,990)	(35,724)	55,294	(64,992)
Income tax (benefit) expense	(2,598)	(4,933)	11,020	(12,949)
Net (loss) income	$(7,392)	$(30,791)	$44,274	$(52,043)

Basic (loss) earnings per common share:	$(0.13)	$(0.56)	$0.78	$(0.95)
Diluted (loss) earnings per common share	$(0.13)	$(0.56)	$0.76	$(0.95)
Basic weighted-average common shares issued and outstanding:	56,992	55,400	56,505	54,966
Diluted weighted-average common shares issued and outstanding:	56,992	55,400	58,140	54,966
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net (loss) income	$(7,392)	$(30,791)	$44,274	$(52,043)
Other comprehensive (loss) income
Unrealized holding (losses) income, net of tax	(29,844)	18,098	(35,849)	59,286
Reclassification of losses realized in net income, net of tax	—	—	—	18,604
Comprehensive (loss) income	$(37,236)	$(12,693)	$8,425	$25,847
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2026
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2026	56,985	$57	$430,971	$696,402	$(188,029)	$939,401
Common stock issued under stock plans, net of withholdings and related tax effects	22	—	(124)	—	—	(124)
Stock-based compensation	—	—	2,613	—	—	2,613
Net loss	—	—	—	(7,392)	—	(7,392)
Other comprehensive loss	—	—	—	—	(29,844)	(29,844)
Balance at September 30, 2026	57,007	$57	$433,460	$689,010	$(217,873)	$904,654

	Three Months Ended September 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at June 30, 2025	55,388	$55	$416,767	$722,350	$(218,290)	$920,882
Common stock issued under stock plans, net of withholdings and related tax effects	33	1	(161)	—	—	(160)
Stock-based compensation	—	—	5,260	—	—	5,260
Net loss	—	—	—	(30,791)	—	(30,791)
Other comprehensive income	—	—	—	—	18,098	18,098
Balance at September 30, 2025	55,421	$56	$421,866	$691,559	$(200,192)	$913,289
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2026
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2025	55,565	$56	$427,477	$644,736	$(182,024)	$890,245
Common stock issued under stock plans, net of withholdings and related tax effects	1,442	1	(4,456)	—	—	(4,455)
Stock-based compensation	—	—	10,439	—	—	10,439
Net income	—	—	—	44,274	—	44,274
Other comprehensive loss	—	—	—	—	(35,849)	(35,849)
Balance at September 30, 2026	57,007	$57	$433,460	$689,010	$(217,873)	$904,654

	Nine Months Ended September 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2024	54,227	$55	$408,010	$743,602	$(278,082)	$873,585
Common stock issued under stock plans, net of withholdings and related tax effects	1,194	1	(161)	—	—	(160)
Stock-based compensation	—	—	14,017	—	—	14,017
Net loss	—	—	—	(52,043)	—	(52,043)
Other comprehensive income	—	—	—	—	77,890	77,890
Balance at September 30, 2025	55,421	$56	$421,866	$691,559	$(200,192)	$913,289
See notes to unaudited consolidated financial statements

GREEN DOT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$44,274	$(52,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and internal-use software	56,825	47,530
Amortization of intangible assets	15,410	15,599
Provision for uncollectible overdrawn accounts from purchase transactions	13,742	11,247
Provision for loan losses	27,607	19,138
Stock-based compensation	10,439	14,017
Losses in equity method investments	5,976	81,901
Realized loss on available-for-sale investment securities	—	24,779
Amortization of premium and discount on available-for-sale investment securities	3,077	(343)
Impairment of long-lived assets	1,171	2,023
Other	(4,045)	(4,384)
Changes in operating assets and liabilities:
Accounts receivable, net	29,166	(25,062)
Prepaid expenses and other assets	12,922	10,847
Deferred expenses	137	429
Accounts payable and other accrued liabilities	(35,835)	76,311
Deferred revenue	541	(2,144)
Income tax receivable/payable	(23,140)	(18,650)
Other, net	(83)	(168)
Net cash provided by operating activities	158,184	201,027

Investing activities
Purchases of available-for-sale investment securities	(671,567)	(1,083,583)
Proceeds from maturities of available-for-sale securities	152,201	146,355
Proceeds from sales and calls of available-for-sale securities	142	730,801
Payments for property, equipment and internal-use software	(56,368)	(58,696)
Net changes in loans	(12,582)	(20,315)
Other investing activities	(1,973)	(2,019)
Net cash used in investing activities	(590,147)	(287,457)

Financing activities
Borrowings on notes payable	—	14,860
Proceeds from ESPP purchases	820	2,634
Taxes paid related to net share settlement of equity awards	(5,275)	(2,794)
Net changes in deposits	278,335	204,006
Net changes in settlement assets and obligations to customers	(94,894)	(86,723)
Deferred financing costs	—	(623)
Net cash provided by financing activities	178,986	131,360

Net (decrease) increase in unrestricted cash, cash equivalents and restricted cash	(252,977)	44,930
Unrestricted cash, cash equivalents and restricted cash, beginning of period	1,421,734	1,592,435
Unrestricted cash, cash equivalents and restricted cash, end of period	$1,168,757	$1,637,365

Cash paid for interest	$10,164	$8,069
Cash paid for income taxes (1)	$31,683	$5,516

Reconciliation of unrestricted cash, cash equivalents and restricted cash at end of period:
Unrestricted cash and cash equivalents	$1,168,752	$1,637,321
Restricted cash	5	44
Total unrestricted cash, cash equivalents and restricted cash, end of period	$1,168,757	$1,637,365

(1)	Cash paid for income taxes includes the purchase of transferable federal energy investment tax credits of $28.4 million for the nine months ended September 30, 2026.
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
Also on November 23, 2025, we entered into a separation agreement (the “Separation Agreement”), with New CommerceOne and Green Dot OpCo, LLC, a newly formed Delaware limited liability company (“Payments Buyer”) and an affiliate of Smith Ventures, LLC, an Alabama limited liability company (“Smith Ventures”), pursuant to which, upon the terms and subject to the conditions therein, following the First Mergers, (i) Green Dot Corporation will convert into a limited liability company, (ii) Green Dot Corporation will distribute the stock of Green Dot Bank to Compass Sub Northwest, Inc., a Delaware corporation and direct, wholly owned subsidiary of New CommerceOne, and (iii) Payments Buyer will acquire Green Dot Corporation and its non-bank financial technology and related assets and operations (the “Payments Business”) for $690 million (the “Payments Sale”), the proceeds of which will be paid to New CommerceOne and are expected to be used to fund the Per Share Cash Consideration and to retire certain indebtedness of Green Dot Corporation.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 2—Summary of Significant Accounting Policies (continued)
We have also prepared the accompanying unaudited consolidated financial statements in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, consequently, they do not include all of the annual disclosures required by GAAP. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional disclosures, including a summary of our significant accounting policies. There have been no material changes to our previously disclosed significant accounting policies during the nine months ended September 30, 2026. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring items, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These financial statements were prepared using information reasonably available as of September 30, 2026 and through the date of this report. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results may differ from these estimates due to a variety of factors, including those identified under Part II, Item 1A. "Risk Factors" in this report.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 3—Revenues (continued)

	Three Months Ended September 30, 2026
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$41,450	$62,530	$33,129	$137,109
Transferred over time	423,559	17,091	822	441,472
Operating revenues (1)	$465,009	$79,621	$33,951	$578,581

	Three Months Ended September 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$41,384	$66,081	$32,184	$139,649
Transferred over time	311,402	20,296	811	332,509
Operating revenues (1)	$352,786	$86,377	$32,995	$472,158

	Nine Months Ended September 30, 2026
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$119,969	$193,290	$218,276	$531,535
Transferred over time	1,193,898	54,105	2,441	1,250,444
Operating revenues (1)	$1,313,867	$247,395	$220,717	$1,781,979

	Nine Months Ended September 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Total
Timing of recognition	(In thousands)
Transferred point in time	$117,509	$203,509	$197,814	$518,832
Transferred over time	903,662	67,156	2,428	973,246
Operating revenues (1)	$1,021,171	$270,665	$200,242	$1,492,078

(1)	Excludes net interest income, a component of total operating revenues, as it is outside the scope of ASC 606, Revenues. Also excludes the effects of inter-segment revenues.
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
As presented on our consolidated balance sheets, we record deferred revenue for any upfront payments received in advance of our performance obligations being satisfied. These contract liabilities consist principally of unearned new card fees and monthly maintenance fees. We recognized approximately $0.1 million in revenue for each of the three months ended September 30, 2026 and 2025, and $2.2 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively, that were included in deferred revenue at the beginning of the respective periods and did not recognize any revenue during these periods from performance obligations satisfied in previous periods. Substantially all of the deferred revenue balances at the beginning of the respective periods are recognized in the first half of each year. Changes in the deferred revenue balance are driven primarily by the amount of new card fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new card fees associated with cards sold during the period.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities
Our available-for-sale investment securities were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
September 30, 2026
Agency bond securities	$179,228	$—	$(27,455)	$151,773
Agency mortgage-backed securities	2,662,694	3,550	(254,644)	2,411,600
Municipal bonds	27,979	—	(7,393)	20,586
Asset-backed securities	354,086	126	(906)	353,306
Total investment securities	$3,223,987	$3,676	$(290,398)	$2,937,265

December 31, 2025
Agency bond securities	$179,227	$—	$(22,252)	$156,975
Agency mortgage-backed securities	2,145,925	1,392	(212,399)	1,934,918
Municipal bonds	28,137	—	(5,581)	22,556
Asset-backed securities	354,510	86	(1,202)	353,394
Total investment securities	$2,707,799	$1,478	$(241,434)	$2,467,843
As of September 30, 2026 and December 31, 2025, the gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows:

	Less than 12 months		12 months or more		Total fair value	Total unrealized loss
	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In thousands)
September 30, 2026
Agency bond securities	$—	$—	$151,773	$(27,455)	$151,773	$(27,455)
Agency mortgage-backed securities	496,744	(3,994)	1,170,316	(250,650)	1,667,060	(254,644)
Municipal bonds	—	—	20,586	(7,393)	20,586	(7,393)
Asset-backed securities	69,113	(113)	217,067	(793)	286,180	(906)
Total investment securities	$565,857	$(4,107)	$1,559,742	$(286,291)	$2,125,599	$(290,398)

December 31, 2025
Agency bond securities	$—	$—	$156,975	$(22,252)	$156,975	$(22,252)
Agency mortgage-backed securities	504,676	(1,764)	1,049,422	(210,635)	1,554,098	(212,399)
Municipal bonds	—	—	22,556	(5,581)	22,556	(5,581)
Asset-backed securities	321,811	(1,202)	—	—	321,811	(1,202)
Total investment securities	$826,487	$(2,966)	$1,228,953	$(238,468)	$2,055,440	$(241,434)
Our investments generally consist of highly rated securities, substantially all of which are directly or indirectly backed by the U.S. federal government, as our investment policy restricts our investments to highly liquid, low credit risk assets. As such, we have not recorded any credit-related impairment loss during the three and nine months ended September 30, 2026 or 2025 on our available-for-sale investment securities. Unrealized losses as of September 30, 2026 and December 31, 2025 are the result of increases in interest rates relative to when they were purchased as a portion of our investment portfolio is comprised of fixed rate securities. The underlying securities within our investment portfolio that were in an unrealized loss position as of September 30, 2026 and December 31, 2025 was due to the timing of our investment purchases, as a significant portion of our investments were purchased prior to increases in interest rates by the Board of Governors of the Federal Reserve (the "Federal Reserve"), and general volatility in market conditions.
Except as disclosed below, we do not currently intend to sell our remaining investments, and we have determined that it is more likely than not that we will not be required to sell our investments before recovery of their amortized cost bases, which may be at maturity.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 4—Investment Securities (continued)
In April 2025, we sold certain available-for-sale securities in order to reposition the proceeds into higher yielding assets. As a result, we recorded a realized loss of approximately $24.8 million during the first half of 2025 because we no longer had the intent to hold the securities until recovery of their amortized cost bases. The losses were reflected as a component of other expense, net on our consolidated statement of operations.
As of September 30, 2026, the contractual maturities of our available-for-sale investment securities were as follows:

	Amortized cost	Fair value
	(In thousands)
Due after one year through five years	$139,228	$121,729
Due after five years through ten years	45,883	34,474
Due after ten years	22,096	16,156
Mortgage and asset-backed securities	3,016,780	2,764,906
Total investment securities	$3,223,987	$2,937,265
The expected payments on mortgage-backed and asset-backed securities may not coincide with their contractual maturities because the issuers have the right to call or prepay certain obligations. See Note 2 — Summary of Significant Accounting Policies.
Note 5—Accounts Receivable
Accounts receivable, net consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Trade receivables	$43,713	$44,349
Reserve for uncollectible trade receivables	(20)	(139)
Net trade receivables	43,693	44,210

Overdrawn accountholder balances from purchase transactions	11,860	5,173
Reserve for uncollectible overdrawn accounts from purchase transactions	(5,987)	(1,215)
Net overdrawn accountholder balances from purchase transactions	5,873	3,958

Accountholder fees	1,968	2,136
Receivables due from card issuing banks	1,093	1,682
Fee advances, net	17,419	58,572
Other receivables	84,294	86,690
Accounts receivable, net	$154,340	$197,248
Included within "other receivables" above is $40 million related to the settlement of a class-action lawsuit. See Note 17—Commitments and Contingencies for further information.
Activity in the reserve for uncollectible overdrawn accounts from purchase transactions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$993	$1,957	$1,215	$1,741
Provision for uncollectible overdrawn accounts from purchase transactions	8,932	4,637	13,742	11,247
Charge-offs	(3,938)	(5,326)	(8,970)	(11,720)
Balance, end of period	$5,987	$1,268	$5,987	$1,268

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 6—Loans to Bank Customers
The following table presents total outstanding loans, gross of the related allowance for credit losses, and a summary of the related payment status:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current or Less Than 30 Days Past Due	Total Outstanding
	(In thousands)
September 30, 2026
Residential	$—	$—	$—	$—	$7,668	$7,668
Commercial	—	—	—	—	2,675	2,675
Installment	—	—	—	—	3,894	3,894
Consumer	1,787	—	—	1,787	53,985	55,772
Secured credit card	380	372	1,246	1,998	5,975	7,973
Total loans	$2,167	$372	$1,246	$3,785	$74,197	$77,982

Percentage of outstanding	2.8%	0.5%	1.6%	4.9%	95.1%	100.0%

December 31, 2025
Residential	$—	$—	$—	$—	$7,733	$7,733
Commercial	—	—	—	—	22,688	22,688
Installment	8	35	—	43	5,773	5,816
Consumer	1,777	—	—	1,777	28,124	29,901
Secured credit card	544	554	1,835	2,933	7,682	10,615
Total loans	$2,329	$589	$1,835	$4,753	$72,000	$76,753

Percentage of outstanding	3.0%	0.8%	2.4%	6.2%	93.8%	100.0%
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

	September 30, 2026	December 31, 2025
	(In thousands)
Residential	$11	$19
Secured credit card	1,246	1,835
Total loans	$1,257	$1,854
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

	September 30, 2026		December 31, 2025
	Non-Classified	Classified	Non-Classified	Classified
	(In thousands)
Residential	$7,657	$11	$7,714	$19
Commercial	2,675	—	22,688	—
Installment	3,707	187	4,902	914
Consumer	55,772	—	29,901	—
Secured credit card	6,727	1,246	8,780	1,835
Total loans	$76,538	$1,444	$73,985	$2,768
Allowance for Credit Losses
Activity in the allowance for credit losses on our loan portfolio consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$38,005	$22,404	$21,053	$17,542
Provision for loans	3,842	4,054	27,607	19,138
Loans charged off	(4,563)	(4,485)	(20,970)	(14,772)
Recoveries of loans previously charged off	23	15	169	80
Other	—	—	9,448	—
Balance, end of period	$37,307	$21,988	$37,307	$21,988
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 7—Equity Method Investments (continued)
As of September 30, 2026 and December 31, 2025, our net investment in TailFin amounted to approximately $35.4 million and $41.8 million, respectively, and is included in the long-term portion of prepaid expenses and other assets on our consolidated balance sheets. Under the HLBV method and based on the terms of the agreement, we recorded equity in losses attributable to TailFin of approximately $2.9 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively, and $6.3 million and $81.7 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are recorded as a component of other expense, net on our consolidated statements of operations.
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
The following table presents summarized financial information of TailFin's statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$324	$482	$1,013	$2,531
Sales and marketing expenses	(2,770)	(2,217)	(5,109)	(6,911)
Compensation and professional services	(423)	(1,356)	(2,211)	(7,220)
Other	—	(100)	—	(100)
Net loss	(2,869)	(3,191)	(6,307)	(11,700)
Investor HLBV basis adjustment (1)	—	—	—	(70,000)
Equity in losses attributable to TailFin	$(2,869)	$(3,191)	$(6,307)	$(81,700)

(1)
The incentive payment of $70 million has been recorded as a deferred asset on TailFin’s balance sheet and will be amortized over the revised term of the Agreements through 2033. Under the HLBV method and based on the terms of the agreement, we expensed the amount upon payment.

Other equity method investments
Our equity method investments also include an investment held by our bank, which amounted to $3.3 million and $3.0 million, respectively, as of September 30, 2026 and December 31, 2025. Equity in earnings and losses from this investment for the three and nine months ended September 30, 2026 and 2025 were not significant.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 8—Deposits
Deposits are categorized as non-interest bearing or interest-bearing deposit accounts as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Non-interest bearing deposit accounts	$4,558,846	$4,275,794
Interest-bearing deposit accounts
Checking accounts	158,337	124,888
Savings	6,217	6,585
Secured card deposits	2,515	3,008
Time deposits, denominations greater than or equal to $250	4,293	3,798
Time deposits, denominations less than $250	2,481	2,221
Total interest-bearing deposit accounts	173,843	140,500
Total deposits	$4,732,689	$4,416,294
The scheduled contractual maturities for total time deposits are presented in the table below:

September 30, 2026
(In thousands)
Due in 2026	$1,886
Due in 2027	2,726
Due in 2028	985
Due in 2029	608
Due in 2030	305
Thereafter	264
Total time deposits	$6,774
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
The Notes are unsecured, senior obligations and are not guaranteed by any of our subsidiaries. The Notes are junior in right of payment to existing and future secured indebtedness. As of September 30, 2026, we were in compliance with all affirmative and negative covenants thereunder. The net proceeds of the offering were used to repay outstanding indebtedness under a previous revolving credit facility, and for general corporate purposes.
The following table provides the outstanding long-term debt balance, at amortized cost:

	September 30, 2026	December 31, 2025
	(In thousands)
Senior unsecured notes	$65,000	$65,000
Less: Unamortized discount and issuance costs	(1,162)	(1,459)
Notes payable, net of unamortized discount and issuance costs	$63,838	$63,541
We incurred total cash interest expense on our debt of approximately $1.4 million during each of the three months ended September 30, 2026 and 2025, and $4.3 million and $4.1 million during the nine months ended September 30, 2026 and 2025, respectively.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 9—Debt (continued)
FHLB Advances
Green Dot Bank has the ability to access various sources of funding, including advances from the Federal Home Loan Bank ("FHLB") and the Federal Reserve's discount window. Availability of these borrowings is subject to various factors, including maintaining eligibility requirements and the amount of pledged collateral. These sources may be used from time to time to support our short-term liquidity needs and lines of business. There were no net borrowings outstanding with the FHLB as of September 30, 2026 or December 31, 2025. Interest expense incurred on FHLB borrowings in fiscal years 2026 or 2025 were not material.
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2027 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balances as of September 30, 2026 and December 31, 2025.
Note 10—Income Taxes
Our income tax expense for the nine months ended September 30, 2026 and 2025 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended September 30,
	2026	2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.0	4.2
Foreign tax rate differential	—	(1.5)
General business credits	(1.9)	0.9
IRC 162(m) limitation	(0.5)	0.6
Stock-based compensation	(0.1)	(2.4)
Bank-owned life insurance income	(3.1)	1.5
Nondeductible expenses	0.2	(0.2)
Nondeductible transaction related costs	1.0	—
Change in valuation allowance	2.2	(4.1)
Other	0.1	(0.1)
Effective tax rate	19.9%	19.9%
The effective tax rate for the nine months ended September 30, 2026 and 2025 differs from the statutory federal income tax rate of 21%, primarily due to state income taxes, net of federal tax benefits, general business credits, stock-based compensation, cash surrender value growth in bank owned life insurance policies, the Internal Revenue Code (the "IRC") 162(m) limitation on the deductibility of executive compensation, nondeductible transaction related costs, and the change in valuation allowance. Our effective tax rate was 19.9% for each of the nine months ended September 30, 2026 and 2025.
Compared to the prior year period, the effective tax rate for the nine months ended September 30, 2026 reflects state income tax expense, net of federal benefit, of $0.6 million, compared to a benefit of $2.7 million; a tax benefit of $1.7 million from the cash surrender value in bank-owned life insurance policies, compared to $1.0 million; and a benefit of $1.1 million from general business credits, compared to $0.6 million. It also reflects $0.6 million of tax expense from nondeductible transaction related costs associated with our proposed transactions with CommerceOne and Smith Ventures, with no comparable expense in the prior year period. In addition, windfalls from stock-based compensation reduced tax expense by $0.1 million, compared to $1.5 million of tax expense from shortfalls in the prior year period. The change in valuation allowance increased tax expense by $1.2 million, compared to $2.6 million in the prior year period, and primarily reflects the valuation allowance recorded against our 2026 federal research credits. In addition, for the nine months ended September 30, 2026, valuation allowances recorded against our 2026 state research credits increased income tax expense by $1.1 million, reflected in state income taxes, net of federal tax benefit, in our effective tax rate reconciliation.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)
We have made a policy election to account for Global Intangible Low-Taxed Income ("GILTI") in the year the GILTI tax is incurred. For the nine months ended September 30, 2026 and 2025, the provision for GILTI tax expense was not material to our financial statements.
We establish a valuation allowance when we consider it more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2026, we have a valuation allowance recorded against our 2026 federal research credits, state research credits, certain state net operating loss carryforwards, a portion of our capital loss carryforwards, and the deferred tax assets of our China subsidiary as we believe it is more-likely-than-not that the tax benefits related to these items will not be realized. During the nine months ended September 30, 2026, we recorded a valuation allowance of approximately $2.4 million against our 2026 federal and state research credits as we determined it was more-likely-than-not that the benefit of these credits would not be realized; accordingly, no tax benefit was recognized for the 2026 federal and state research credits in the current period. We have not recorded a valuation allowance against the transferable federal energy investment tax credits purchased in September 2026, as discussed below. All other valuation allowances previously recorded as of December 31, 2025 remained unchanged. As of December 31, 2025, we recorded a valuation allowance of approximately $21.6 million against our state research credits, certain state net operating loss carryforwards, a portion of our capital loss carryforwards, and the deferred tax assets of our China subsidiary as we determined it was more-likely-than-not that the tax benefits related to these items would not be realized.
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
As of September 30, 2026, we had federal net operating loss carryforwards of approximately $304.9 million, state net operating loss carryforwards of approximately $309.1 million, and capital loss carryforwards of approximately $2.5 million which will be available to offset future income. In regard to the federal net operating loss carryforwards, $9.0 million will expire between 2030 and 2034 and are subject to an annual IRC Section 382 limitation which restricts their utilization against taxable income in future periods, while the remaining balance of approximately $294.0 million does not expire and carries forward indefinitely. Of our total state net operating loss carryforwards, approximately $192.5 million will expire between 2028 and 2045, while the remaining balance of approximately $116.6 million does not expire and carries forward indefinitely. The capital loss carryforwards will expire in 2030. In addition, we have federal business tax credits of approximately $1.3 million that expire in 2045 if not used, and we have state business tax credits of approximately $24.4 million that can be carried forward indefinitely. These amounts exclude our purchased transferable federal energy investment tax credits discussed below, which we expect to realize by carryback to our 2022 through 2024 tax years.
In September 2026, we purchased $30.7 million of transferable federal energy investment tax credits determined under Sections 48 and 48E of the IRC from unrelated third parties for $28.4 million in cash. We account for purchased credits under ASC 740, Income Taxes, and recognize them as deferred tax assets at their face amount until they are used on a federal income tax return or claim for refund, with the discount recorded as a deferred credit. As of September 30, 2026, we recognized a deferred tax asset of $30.7 million, included in net deferred tax assets, and a deferred credit of $2.3 million, included in other accrued liabilities. Because the credits had not been used as of September 30, 2026, the purchase did not affect income tax expense or our effective tax rate for the three or nine months ended September 30, 2026. We expect to carry back the credits to our 2022 through 2024 tax years in a refund claim to be filed in the fourth quarter of 2026, at which time we expect to reclassify the deferred tax asset to income tax receivable and recognize the deferred credit as a discrete income tax benefit. No valuation allowance or unrecognized tax benefit has been recorded for the purchased credits.
As of September 30, 2026 and December 31, 2025, we had a liability of $12.3 million and $11.4 million, respectively, for unrecognized tax benefits related to various federal and state income tax matters excluding interest, penalties and related tax benefits. The reconciliation of the beginning unrecognized tax benefits balance to the ending balance is as follows:

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 10—Income Taxes (continued)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Beginning balance	$11,423	$12,541
Increases related to positions taken during the current year	828	966
Ending balance	$12,251	$13,507

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$11,853	$12,922
As of September 30, 2026 and 2025, we recognized accrued interest and penalties related to unrecognized tax benefits of approximately $1.6 million and $2.2 million, respectively.
Note 11—Stockholders' Equity
Stock Repurchase Program
In February 2022, our Board of Directors authorized a $100 million increase to our stock repurchase program. As of September 30, 2026, we had an authorized $4.5 million remaining under our stock repurchase program for additional repurchases. There were no repurchases during the nine months ended September 30, 2026. Pursuant to the Merger Agreement and the Separation Agreement, we are restricted from making further repurchases without the approval of CommerceOne and Payments Buyer, respectively.
Note 12—Stock-Based Compensation
We grant restricted stock unit awards to employees, directors and non-employee consultants under our 2010 Equity Incentive Plan and from time to time may also grant stock option awards. Through our 2010 Employee Stock Purchase Plan, employees are also able to purchase shares of our Class A common stock at a discount through payroll deductions. We have reserved shares of our Class A common stock for issuance under these plans. The total stock-based compensation expense recognized was $2.6 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively, and $10.4 million and $14.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Restricted Stock Units
Restricted stock unit activity for awards subject to only service conditions was as follows for the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2025	3,749	$9.02
Restricted stock units granted	105	12.86
Restricted stock units vested	(1,817)	9.75
Restricted stock units canceled	(231)	8.69
Outstanding at September 30, 2026	1,806	$8.55
Performance-Based Restricted Stock Units
Performance-based restricted stock unit activity for the nine months ended September 30, 2026 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
	(In thousands, except per share data)
Outstanding at December 31, 2025	738	$11.87
Performance restricted stock units granted	111	11.87
Performance restricted stock units canceled	(289)	16.86
Outstanding at September 30, 2026	560	$9.29

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
Note 13—Earnings and Loss per Common Share
The calculation of basic and diluted earnings and loss per share ("EPS") was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Basic earnings (loss) per Class A common share
Numerator:
Net (loss) income	$(7,392)	$(30,791)	$44,274	$(52,043)
Denominator:
Weighted-average Class A shares issued and outstanding	56,992	55,400	56,505	54,966
Basic (loss) earnings per Class A common share	$(0.13)	$(0.56)	$0.78	$(0.95)

Diluted earnings (loss) per Class A common share
Numerator:
Net (loss) income allocated to Class A common stockholders	$(7,392)	$(30,791)	$44,274	$(52,043)
Denominator:
Weighted-average Class A shares issued and outstanding	56,992	55,400	56,505	54,966
Dilutive potential common shares:
Service-based restricted stock units	—	—	1,491	—
Performance-based restricted stock units	—	—	144	—
Diluted weighted-average Class A shares issued and outstanding	56,992	55,400	58,140	54,966
Diluted (loss) earnings per Class A common share	$(0.13)	$(0.56)	$0.76	$(0.95)
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
The following table shows the weighted-average number of anti-dilutive shares excluded from the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Class A common stock
Service-based restricted stock units	—	31	—	314
Performance-based restricted stock units	359	628	359	628
Total	359	659	359	942

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
As of September 30, 2026 and December 31, 2025, our assets carried at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2026	(In thousands)
Assets
Investment securities:
Agency bond securities	$—	$151,773	$—	$151,773
Agency mortgage-backed securities	—	2,411,600	—	2,411,600
Municipal bonds	—	20,586	—	20,586
Asset-backed securities	—	353,306	—	353,306
Total assets	$—	$2,937,265	$—	$2,937,265

December 31, 2025
Assets
Investment securities:
Agency bond securities	$—	$156,975	$—	$156,975
Agency mortgage-backed securities	—	1,934,918	—	1,934,918
Municipal bonds	—	22,556	—	22,556
Asset-backed securities	—	353,394	—	353,394
Total assets	$—	$2,467,843	$—	$2,467,843
We based the fair value of our fixed income securities held as of September 30, 2026 and December 31, 2025 on quoted prices in active markets for similar assets. We had no transfers between Level 1, Level 2 or Level 3 assets or liabilities during the three and nine months ended September 30, 2026 or 2025.
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
Debt
The fair value of the Notes and other instruments is based on borrowing rates currently available to a market participant for loans with similar terms, maturity and credit risk. The carrying amount of our outstanding Notes at September 30, 2026 approximates fair value because the interest rate charged is commensurate with current market rates for issuers of similar risk. The fair value of the Notes is classified as a Level 2 liability in the fair value hierarchy.
Fair Value of Financial Instruments
The carrying values and fair values of certain financial instruments that were not carried at fair value, excluding short-term financial instruments and debt, for which the carrying value approximates fair value at September 30, 2026 and December 31, 2025 are presented in the table below.

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Loans to bank customers, net of allowance	$40,675	$40,416	$55,700	$54,415

Financial Liabilities
Deposits	$4,732,689	$4,732,434	$4,416,294	$4,415,994
Note 16—Leases
Our remaining leases consist of operating lease agreements principally related to our corporate office location. Currently, we do not enter into any financing lease agreements. Our leases have remaining lease terms of approximately 1 year to 7 years, some of which generally include renewal options of varying terms.
Our total lease expense amounted to approximately $0.5 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively. Our lease expense is generally based on fixed payments stated within the agreements. Any variable payments for non-lease components and other short term lease expenses are not considered material.
Additional Information
Additional information related to our right of use assets and related lease liabilities is as follows:

September 30, 2026

Cash paid for operating lease liabilities (in thousands)	$329
Weighted average remaining lease term (years)	5.79
Weighted average discount rate	5.4%

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 16—Leases (continued)
Maturities of our operating lease liabilities as of September 30, 2026 are as follows:

Operating Leases
(In thousands)
Remainder of 2026	$111
2027	412
2028	276
2029	271
2030	278
Thereafter	626
Total	1,974
Less: imputed interest	(307)
Total lease liabilities	$1,667
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
Pursuant to the terms of the settlement (which are subject to final documentation and court approval), we expect to pay $40.0 million to the plaintiffs in resolution of all claims against us and our two former officers. If the settlement is approved by the Court, the settlement amount will be funded from available insurance coverage and this amount, less fees and expenses, will be distributed to purchasers of our securities between May 9, 2018 and November 7, 2019 who file valid proofs of claim under procedures to be implemented by the Court. The expected settlement amount is reflected as of September 30, 2026 and December 31, 2025 within the current portion of other accrued liabilities on our consolidated financial statements, with a corresponding insurance recovery recorded within accounts receivable, net.
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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 17—Commitments and Contingencies (continued)
On July 15, 2024, a putative shareholder derivative action entitled DiBlasio v. Streit, et al., No. 24-cv-05924 was filed, purportedly on behalf of the company, in the United States District Court for the Central District of California, against certain of our current and former officers and directors. A first amended complaint in the DiBlasio action was filed on September 27, 2024, the DiBlasio action was consolidated with the Hellman action on June 25, 2025, and on August 3, 2026 a consolidated amended complaint was filed in the consolidated suit. The consolidated suit asserts both derivative and direct claims for breach of fiduciary duty, abuse of control, and unjust enrichment, as well as claims under Section 14(a) of the Exchange Act, based on the allegations made in the Koffsmon action, on the Consent Order (as defined herein) from the Federal Reserve, and on the transactions contemplated by the Merger Agreement and the Separation Agreement. The consolidated action seeks to recover, among other things, unspecified compensatory damages on behalf of the company. On October 3, 2026, defendants and nominal defendant Green Dot moved to dismiss the consolidated amended complaint, and the motions are scheduled to be heard on January 8, 2027.
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
In addition, approximately 74% and 67% of our total operating revenues for the three months ended September 30, 2026 and 2025, respectively, and 68% and 62% for the nine months ended September 30, 2026 and 2025, respectively, were generated from a single BaaS partner, but without a corresponding concentration to our gross profit for the respective periods.

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

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Segment Information (continued)
The following tables present key financial information for each of our reportable segments for the periods then ended:

	Three Months Ended September 30, 2026
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$473,955	$81,287	$29,307	$11,856	$596,405
Segment expenses (1)
Sales and marketing expenses (2)	2,906	26,922	16,021	—	45,849
Processing expenses (3)	389,198	7,929	299	—	397,426
Transaction losses and fraud management (4)	30,401	13,331	(559)	—	43,173
Customer support and related expenses (5)	17,577	3,670	247	—	21,494
Compensation and benefits expenses (6)	—	—	—	31,333	31,333
Other segment items (7)	2,675	1,836	2,035	24,825	31,371
Total segment expenses	442,757	53,688	18,043	56,158	570,646
Segment profit	$31,198	$27,599	$11,264	$(44,302)	$25,759

	Three Months Ended September 30, 2025
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$364,223	$88,331	$29,819	$9,480	$491,853
Segment expenses (1)
Sales and marketing expenses (2)	2,777	29,853	14,866	—	47,496
Processing expenses (3)	290,051	8,530	276	—	298,857
Transaction losses and fraud management (4)	25,565	14,953	(528)	—	39,990
Customer support and related expenses (5)	16,290	3,277	265	—	19,832
Compensation and benefits expenses (6)	—	—	—	34,580	34,580
Other segment items (7)	—	—	2,036	25,491	27,527
Total segment expenses	334,683	56,613	16,915	60,071	468,282
Segment profit	$29,540	$31,718	$12,904	$(50,591)	$23,571

	Nine Months Ended September 30, 2026
	B2B Services	Consumer Services	Money Movement Services	Corporate and Other	Total
	(In thousands)
Total segment revenues	$1,339,932	$252,520	$206,901	$40,369	$1,839,722
Segment expenses (1)
Sales and marketing expenses (2)	7,976	89,505	55,571	—	153,052
Processing expenses (3)	1,114,014	25,247	1,416	—	1,140,677
Transaction losses and fraud management (4)	72,093	41,549	11,648	—	125,290
Customer support and related expenses (5)	47,215	12,291	2,200	—	61,706
Compensation and benefits expenses (6)	—	—	—	98,554	98,554
Other segment items (7)	6,302	5,027	6,203	74,536	92,068
Total segment expenses	1,247,600	173,619	77,038	173,090	1,671,347
Segment profit	$92,332	$78,901	$129,863	$(132,721)	$168,375

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

(7)
Other segment items consist of other direct operating expenses not considered individually significant and inter-segment expenses for reload services on the Green Dot Network. Other segment items in Corporate and Other primarily consist of other unallocated corporate operating expenses, such as professional services fees, hosting and software licenses, telephone and communication costs, rent, utilities, and insurance, and elimination of inter-segment expenses.

The reconciliations of total segment revenues to total operating revenues are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Total segment revenues	$596,405	$491,853	$1,839,722	$1,548,981
Embedded finance commissions and processing expenses	6,122	4,554	18,114	13,544
Other income	(1,441)	(1,581)	(4,620)	(4,649)
Total operating revenues	$601,086	$494,826	$1,853,216	$1,557,876
Segment revenue adjustments represent commissions and certain processing-related costs associated with our embedded finance products and services, which are netted against revenues when evaluating segment performance, as well as certain other investment income earned by our bank, which is included in Corporate and Other.

GREEN DOT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
Note 20—Segment Information (continued)
The reconciliations of segment profit to (loss) income before income taxes are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Total segment profit	$25,759	$23,571	$168,375	$159,555

Reconciliation to (loss) income before income taxes
Depreciation and amortization of property, equipment and internal-use software	20,027	16,268	56,825	47,530
Stock based compensation and related employer taxes	2,636	5,274	11,063	14,476
Amortization of acquired intangible assets	5,132	5,200	15,410	15,599
Impairment charges	124	1,157	1,171	2,023
Legal settlement expenses	1,884	2,357	9,206	4,550
Restructuring and other charges	106	19,902	284	19,902
Transaction and related acquisition costs	1,351	2,416	7,629	3,838
Other expense	1,521	3,828	5,532	10,324
Operating (loss) income	(7,022)	(32,831)	61,255	41,313
Interest expense, net	1,530	1,555	4,687	4,572
Other expense, net	(1,438)	(1,338)	(1,274)	(101,733)
(Loss) income before income taxes	$(9,990)	$(35,724)	$55,294	$(64,992)

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

Consolidated Financial Results and Trends
Our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Total operating revenues	$601,086	$494,826	$106,260	21.5%	$1,853,216	$1,557,876	$295,340	19.0%
Total operating expenses	608,108	527,657	80,451	15.2%	1,791,961	1,516,563	275,398	18.2%
Net (loss) income	(7,392)	(30,791)	23,399	*	44,274	(52,043)	96,317	*
* Change not meaningful.
Refer to "Segment Results" below for a summary of financial results of each of our reportable segments.
Total operating revenues
Our total operating revenues for the three and nine months ended September 30, 2026 increased $106.3 million, or 21%, and $295.3 million, or 19%, respectively, over the prior year comparable periods, driven primarily by higher revenues in our B2B Services segment partially offset by lower revenues earned in our Consumer Services segment.
Continued growth of certain BaaS partner programs generated an increase of 19% and 18% in our total gross dollar volume for the three and nine months ended September 30, 2026, respectively, over the prior year comparable periods, which increased our total operating revenues year-over-year. However, as discussed below, our total operating revenues for the three and nine months ended September 30, 2026 were negatively impacted by unfavorable trends and factors in our deposit account programs, driving, among other things, a decrease in the number of active accounts during the three months ended September 30, 2026 by 4%, as compared to the prior year period, and a decrease in purchase volume during the three and nine months ended September 30, 2026 by 3% and 6%, respectively, from the prior year comparable periods.
In our B2B Services segment, revenues increased during the three and nine months ended September 30, 2026 by 30% and 27%, respectively, over the prior year comparable periods. The increase was driven by strong year-over-year growth in our gross dollar volume, which increased during the three and nine months ended September 30, 2026 by 22% and 21%, respectively, and to a lesser extent, growth in the number of active accounts, which increased by 6% over the prior year comparable period. We recorded a net increase in segment revenue primarily due to growth in gross dollar volume attributable to certain BaaS programs that do not generate interchange fees, resulting in higher program management service fees earned from these BaaS partners.
In our Consumer Services segment, revenues decreased during the three and nine months ended September 30, 2026 by 8% and 9%, respectively, from the prior year comparable periods. Our gross dollar volume and purchase volume declined by 4% and 8%, respectively, for the three months ended September 30, 2026, and the number of active accounts and direct deposit accounts declined by 15% and 10%, respectively. Similarly, gross dollar volume and purchase volume each declined for the nine months ended September 30, 2026 by 6% and 10%, respectively. While we saw some moderation in these declining trends in recent periods, we believe these decreases in our Consumer Services segment remain attributable to several persistent factors, including macro-economic factors affecting consumer behavior and other competitive trends that have impacted account acquisition. These factors had a corresponding negative impact on the amount of accountholder fee revenue we earn from accounts, including monthly maintenance fees, ATM fees, transaction-based fees and interchange fees. These decreases in segment revenues were partially offset by fees generated from our overdraft protection programs due to expanded usage by our accountholders.
In our Money Movement Services segment, revenues decreased during the three months ended September 30, 2026 by 2% and increased by 8% during the nine months ended September 30, 2026, from the prior year comparable periods. The decrease in our Money Movement Services revenue during the three months ended September 30, 2026 was driven primarily by a decrease in our tax processing revenues due to a 25% decrease in the number of tax refunds processed, principally attributable to our online tax preparation partners. This decrease in our Money Movement Services revenue was partially offset by an increase in cash transfer revenues during the three months ended September 30, 2026 primarily due to an increase in cash transfers processed of 2% and higher disbursements revenue per transaction from a platform partner.

The increase in revenue in our Money Movement Services segment during the nine months ended September 30, 2026 was driven primarily by an increase in our tax processing revenues and, to a lesser extent, an increase in cash transfer revenues. Although the number of tax refunds processed decreased by 9% for the nine months ended September 30, 2026, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed was principally attributable to our online tax preparation partners. Our cash transfer revenues increased during the nine months ended September 30, 2026 due to higher disbursements revenue per transaction from a platform partner.
Revenues within our Corporate and Other segment increased during the three and nine months ended September 30, 2026 by 25% and 52%, respectively, from the prior year comparable periods, driven primarily by a favorable decrease in interest profit sharing arrangements with certain BaaS partners (a reduction of revenue). In addition, the increase during the nine months ended September 30, 2026 was driven by an increase in net interest income earned by Green Dot Bank, primarily the result of both the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy.
Total operating expenses
Our total operating expenses for the three and nine months ended September 30, 2026 increased $80.5 million, or 15%, and $275.4 million, or 18%, respectively, over the prior year comparable periods.
For the three months ended September 30, 2026, the increase in total operating expenses was driven primarily by an increase in our processing expenses from the growth in gross dollar volume associated with certain BaaS account programs within our B2B Services segment, which is discussed above. To a lesser extent, our total operating expenses increased due to an increase in other general and administrative expenses from increases in depreciation and amortization expense, software licenses and hosting costs due to investments in our platform and operations, and transaction losses attributable to the growth in gross dollar volume associated with certain BaaS account programs. Total operating expenses were partially offset by a decrease in compensation and benefits expenses, driven primarily by lower accrued bonus compensation expense and a decrease in employee stock-based compensation expense due to a reduction in new grants of equity awards. Sales and marketing expenses decreased principally due to a decrease in advertising and promotion expenses in our Consumer Services segment, partially offset by an increase in revenue-sharing arrangements in our Money Movement Services segment.
Our total operating expenses for the nine months ended September 30, 2026 increased over the prior year comparable period, driven by similar factors as discussed above for the three months ended September 30, 2026. Our processing expenses increased during the nine months ended September 30, 2026, due to the same reasons discussed above. Other general and administrative expenses increased primarily from higher professional services fees associated with our proposed transactions with CommerceOne and Smith Ventures, as well as our anti-money laundering ("AML") regulatory compliance initiatives, and an increase in depreciation and amortization expense and software licenses and hosting costs discussed above. In addition, the increase in other general and administrative expenses reflects a reserve established for unclaimed property obligations. No comparable expense was recorded in the prior year period. These increases in other general and administrative expenses were partially offset by a decrease in overall transaction losses attributable to a decrease in customer dispute volume across our portfolios and a favorable reduction in our dispute loss rates. Compensation and benefits expenses also decreased due to the same reasons discussed above, and were further partially offset from a reduction in third-party call center support costs associated with certain of our BaaS account programs and severance benefits that did not recur at the same magnitude in the current period as a result of our reduction in employee workforce in the comparable prior year period. Sales and marketing expenses decreased principally due to a decrease in supply chain materials expenses, which are comprised of debit card plastics and related materials costs, from fewer active accounts and a decrease in advertising and promotion expenses, partially offset by an increase in revenue-sharing arrangements in our tax processing business.
Other expense, net
Other expense, net for the three and nine months ended September 30, 2026 was approximately flat and decreased $100.5 million, respectively, from the prior year comparable periods. The decrease for the nine-months ended September 30, 2026 resulted principally from charges that did not recur in the current period, including a $70 million incentive payment made by TailFin Labs, LLC ("TailFin") in connection with the extension of the Walmart MoneyCard agreement and related agreements in May 2025. In addition, during the first quarter of 2025, we determined we would sell certain available-for-sales securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the nine months ended September 30, 2026.

Income taxes
Our income tax benefit for the three months ended September 30, 2026 decreased by $2.3 million from the prior year comparable period, primarily due to a decrease in our loss before income taxes. Our income tax expense for the nine months ended September 30, 2026 increased by $24.0 million from the prior year comparable period, primarily due to us generating income before income taxes in the current period compared to a pre-tax loss in the prior year period. Our effective tax rate for the nine months ended September 30, 2026 was 19.9%, consistent with the prior year comparable period. The significant items impacting our effective tax rate in the current period were state income taxes, net of federal tax benefit, the tax benefit from the cash surrender value of bank-owned life insurance policies, general business credits, nondeductible transaction related costs, and valuation allowances recorded against our 2026 federal and state research credits.
In September 2026, we purchased $30.7 million of transferable federal energy investment tax credits for $28.4 million. The purchase did not affect our effective tax rate for the three or nine months ended September 30, 2026. We expect to record a discrete income tax benefit in the fourth quarter of 2026 when the credits are claimed in our carryback refund application, based upon the discount we received on the purchased credits.
See "Comparison of Consolidated Results" below and Note 10—Income Taxes in the Consolidated Financial Statements included herein for additional discussion.
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
We intend to continue to make growth-oriented investments and incur other expenditures that we believe will benefit our long-term financial results. Our growth-oriented investments are focused on, among other things, accelerating our ability to onboard new partners in our B2B Services and Money Movement Services segments, adding new features and functionality to our Arc platform, implementing cost-effective strategic marketing initiatives in support of our products that we market through direct-to-consumer channels, and other initiatives across our account programs with the objective of returning to active account growth. In 2025, we initiated a re-alignment of teams and resources across the enterprise in a continual effort to better support our strategic priorities and growth channels, and improve our operating efficiency. We expect these re-alignments, including the exit from our operational activities in China, to further improve our cost structure year-over-year.
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
In September 2026, the Federal Reserve increased interest rates by 25 basis points to a current range of 3.75% to 4.00%, the first rate increase in several years. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while higher short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements), and fixed yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had, and we expect will continue to have, a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. In an effort to mitigate these impacts, beginning in the second quarter of 2025, we started to gradually reposition a portion of our investment securities portfolio and our cash into variable rate debt securities to improve net yields, and we continue with our investment strategies to balance the effect of our interest sharing arrangements with BaaS partners.
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

Consolidated Key Metrics
We review a number of metrics to help us monitor the performance of, and identify trends affecting, our business. We believe the following measures are the primary indicators of our quarterly and annual revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In millions, except percentages)
Gross dollar volume	$47,183	$39,505	$7,678	19.4%	$136,306	$115,302	$21,004	18.2%
Number of active accounts*	3.38	3.51	(0.13)	(3.7)%	n/a	n/a	n/a	n/a
Purchase volume	$4,597	$4,736	$(139)	(2.9)%	$14,007	$14,840	$(833)	(5.6)%
Number of cash transfers	7.61	7.43	0.18	2.4%	22.01	22.46	(0.45)	(2.0)%
Number of tax refunds processed	0.15	0.20	(0.05)	(25.0)%	10.82	11.91	(1.09)	(9.2)%
* Represents the number of active accounts as of September 30, 2026 and 2025, respectively.
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
Income Tax Expense
Our income tax expense consists of the federal and state corporate income taxes accrued on income resulting from the sale of our products and services. Our effective income tax rate may differ from the 21% U.S. federal statutory rate due to a number of factors, including state income taxes, research and development tax credits, nondeductible expenses, the tax benefit from the cash surrender value of bank-owned life insurance policies, increases or decreases in valuation allowances and liabilities for uncertain tax positions, excess tax benefits or shortfalls on stock compensation awards, the recognition of discounts on purchased transferable tax credits when the credits are used, audit developments, and legislative changes. See Note 10—Income Taxes to the Consolidated Financial Statements included herein for a discussion of the significant tax differences that impacted our effective tax rate.
Critical Accounting Estimates
There have been no material changes during the nine months ended September 30, 2026 to the critical accounting estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Comparison of Consolidated Results for the Three Months Ended September 30, 2026 and 2025
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Three Months Ended September 30,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$499,580	83.1%	$393,063	79.4%
Cash processing revenues	35,897	6.0	33,766	6.8
Interchange revenues	43,104	7.2	45,329	9.2
Interest income, net	22,505	3.7	22,668	4.6
Total operating revenues	$601,086	100.0%	$494,826	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $499.6 million for the three months ended September 30, 2026, an increase of $106.5 million, or 27%, from the comparable prior year period. Card revenues and other fees increased primarily due to growth in gross dollar volume in our B2B Services segment programs, which resulted in higher program management service fees earned from our BaaS partners. These increases were partially offset by decreases in certain accountholder fees, such as monthly maintenance fees, ATM fees and transaction-based fees, as a result of a decline in the number of active accounts in our Consumer Services segment during the current period. Decreases in accountholder fees were partially offset by an increase in fees generated from our overdraft protection programs due to expanded usage by our accountholders.
Cash Processing Revenues — Cash processing revenues totaled $35.9 million for the three months ended September 30, 2026, an increase of $2.1 million, or 6%, from the comparable prior year period. Cash processing revenues increased as a result of an increase in cash transfer revenues primarily due to higher disbursements revenue earned per transaction from a platform partner and a 2% increase in the number of cash transfers processed. This increase was partially offset by lower tax processing revenues, which decreased due to a 25% decrease in the number of tax refunds processed. The decrease in the number of tax refunds processed was principally attributable to the performance of our online tax preparation partners.
Interchange Revenues — Interchange revenues totaled $43.1 million for the three months ended September 30, 2026, a decrease of $2.2 million, or 5%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 3%, as well as a lower effective interchange rate earned from the comparable prior year period. Our interchange fees have both fixed and variable components, and as a result, the effective rate we earn may vary based on the size of transactions, among other factors.
Interest Income, net — Net interest income totaled $22.5 million for the three months ended September 30, 2026, a decrease of $0.2 million, or 1%, from the comparable prior year period. The changes in net interest income was primarily the result of the composition of our interest-earning assets due to the bond repositioning strategy of our investments portfolio, offset by the amount of interest shared with certain BaaS partners (a reduction of revenue).

Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, other general and administrative expenses and restructuring and other charges:

	Three Months Ended September 30,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$46,473	7.7%	$48,243	9.7%
Compensation and benefits expenses	56,267	9.4	63,411	12.8
Processing expenses	411,880	68.5	309,311	62.5
Other general and administrative expenses	93,382	15.5	86,790	17.5
Restructuring and other charges	106	—	19,902	4.0
Total operating expenses	$608,108	101.1%	$527,657	106.5%
Sales and Marketing Expenses — Sales and marketing expenses totaled $46.5 million for the three months ended September 30, 2026, a decrease of $1.7 million, or 4%, from the comparable prior year period. This decrease was driven primarily by a decrease in advertising and promotion expenses in our Consumer Services segment, partially offset by an increase in revenue-sharing arrangements in our Money Movement Services segment.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $56.3 million for the three months ended September 30, 2026, a decrease of $7.1 million, or 11%, from the comparable prior year period. The decrease was driven primarily by lower accrued bonus compensation expense and lower employee stock-based compensation expense.
Processing Expenses — Processing expenses totaled $411.9 million for the three months ended September 30, 2026, an increase of $102.6 million, or 33%, from the comparable prior year period. This increase was principally due to growth in gross dollar volume on certain BaaS account programs within our B2B Services segment.
Other General and Administrative Expenses — Other general and administrative expenses totaled $93.4 million for the three months ended September 30, 2026, an increase of $6.6 million, or 8%, from the comparable prior year period. This increase was driven primarily by an increase in depreciation and amortization expense, software licenses and hosting costs due to investments in our platform and operations, and transaction losses attributable to the growth in gross dollar volume associated with certain BaaS account programs.
Restructuring and Other Charges — Restructuring and other charges totaled $0.1 million for the three months ended September 30, 2026, due to our previously announced restructuring plan. Additionally, refer to Note 19 — Restructuring and Other Charges in the Consolidated Financial Statements included herein for a more detailed discussion of our restructuring and other charges.
Other Expense, net
Other expense, net totaled $1.4 million for the three months ended September 30, 2026, an increase of $0.1 million, from the prior year comparable period. This increase was primarily driven by lower income earned from bank-owned life insurance policies due to a lower effective yield, partially offset by a decrease in equity method losses associated with TailFin due to lower operating expenses year over year.

Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Three Months Ended September 30,
	2026	2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.1	2.9
Foreign tax rate differential	—	(3.1)
General business credits	(3.6)	0.3
Stock-based compensation	0.1	(0.3)
IRC 162(m) limitation	0.3	(0.8)
Bank-owned life insurance income	2.4	1.2
Nondeductible expenses	0.2	(0.1)
Nondeductible transaction related costs	(1.4)	—
Change in valuation allowance	2.8	(7.4)
Global intangible low-tax income tax	—	0.2
Other	0.1	(0.1)
Effective tax rate	26.0%	13.8%
Our income tax benefit totaled $2.6 million for the three months ended September 30, 2026, representing a decrease of $2.3 million from the prior year comparable period, primarily due to a decrease in the amount of our loss before income taxes.
Our effective tax rate increased to 26.0% for the three months ended September 30, 2026 from 13.8% for the prior year comparable period. The increase was primarily due to several factors, including, the absence of the increase in the valuation allowance on the deferred tax assets of our China subsidiary, and the related foreign tax rate differential recorded in the prior year period in connection with our exit from operations in China, a $0.3 million reduction in the valuation allowance recorded against our 2026 federal research credits, reflecting lower year-to-date income before income taxes, and a higher rate benefit from state income taxes, net of federal tax benefit. These increases were partially offset by a $0.4 million reduction in the year-to-date benefit from general business credits and $0.1 million of tax expense from nondeductible transaction related costs.
The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.
Comparison of Consolidated Results for the Nine Months Ended September 30, 2026 and 2025
Operating Revenues
The following table presents a breakdown of our operating revenues among card revenues and other fees, cash processing revenues, interchange revenues and net interest income:

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating revenues:
Card revenues and other fees	$1,425,159	76.9%	$1,150,240	73.8%
Cash processing revenues	225,571	12.2	201,623	12.9
Interchange revenues	131,249	7.1	140,215	9.1
Interest income, net	71,237	3.8	65,798	4.2
Total operating revenues	$1,853,216	100.0%	$1,557,876	100.0%
Card Revenues and Other Fees — Card revenues and other fees totaled $1,425.2 million for the nine months ended September 30, 2026, an increase of $275.0 million, or 24%, from the comparable prior year period. This increase was driven principally by the same factors discussed above under “Comparison of Consolidated Results for the Three-Months Ended September 30, 2026 and 2025—Operating Revenues—Card Revenues and Other Fees."

Cash Processing Revenues — Cash processing revenues totaled $225.6 million for the nine months ended September 30, 2026, an increase of $24.0 million, or 12%, from the comparable prior year period. Cash processing revenues increased primarily due to an increase in our tax processing revenues and to a lesser extent, an increase in cash transfer revenues. Although the number of tax refunds processed decreased by 9% for the nine months ended September 30, 2026, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed was principally attributable to our online tax preparation partners. Our cash transfer revenues increased during the nine months ended September 30, 2026 primarily due to higher disbursements revenue earned per transaction from a platform partner despite a 2% decrease in the number of cash transfers. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment.
Interchange Revenues — Interchange revenues totaled $131.2 million for the nine months ended September 30, 2026, a decrease of $9.0 million, or 6%, from the comparable prior year period. The decrease was primarily due to a decrease in purchase volume of 6% as our effective interchange rate earned from the comparable prior year period remained consistent.
Interest Income, net — Net interest income totaled $71.2 million for the nine months ended September 30, 2026, an increase of $5.4 million, or 8%, from the comparable prior year period. The changes in net interest income was primarily the result of an increase in the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy, partially offset by interest shared with certain BaaS partners (a reduction of revenue).
Operating Expenses
The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, other general and administrative expenses and restructuring and other charges:

	Nine Months Ended September 30,
	2026		2025
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
	(In thousands, except percentages)
Operating expenses:
Sales and marketing expenses	$155,145	8.4%	$158,090	10.1%
Compensation and benefits expenses	175,041	9.4	193,472	12.4
Processing expenses	1,181,166	63.7	887,841	57.0
Other general and administrative expenses	280,325	15.1	257,258	16.5
Restructuring and other charges	284	—	19,902	1.3
Total operating expenses	$1,791,961	96.6%	$1,516,563	97.3%
Sales and Marketing Expenses — Sales and marketing expenses totaled $155.1 million for the nine months ended September 30, 2026, a decrease of $3.0 million, or 2%, from the comparable prior year period. This decrease was driven primarily by a decrease in supply chain materials expenses, which are comprised of debit card plastics and related materials costs, from fewer active accounts and a decrease in advertising and promotion expenses, partially offset by an increase in revenue-sharing arrangements in our tax processing business.
Compensation and Benefits Expenses — Compensation and benefits expenses totaled $175.0 million for the nine months ended September 30, 2026, a decrease of $18.5 million, or 10%, from the comparable prior year period. The decrease was driven primarily by a decrease in third-party call center support costs associated with certain BaaS account programs within our B2B Services segment, a decrease in severance costs from reductions in employee workforce that did not recur, lower accrued bonus compensation expense and lower employee stock-based compensation expense.
Processing Expenses — Processing expenses totaled $1,181.2 million for the nine months ended September 30, 2026, an increase of $293.4 million, or 33%, from the comparable prior year period. This increase was driven primarily by the same factors discussed above under “Comparison of Consolidated Results for the Three-Months Ended September 30, 2026 and 2025—Operating Expenses—Processing Expenses."
Other General and Administrative Expenses — Other general and administrative expenses totaled $280.3 million for the nine months ended September 30, 2026, an increase of $23.0 million, or 9%, from the comparable prior year period. This increase was driven primarily by higher professional services fees associated with our proposed transactions with CommerceOne and Smith Ventures, and our AML regulatory compliance initiatives, and an increase in depreciation and amortization expense and software licenses and hosting costs due to investments in our platform and operations. In addition, the increase in other general and administrative expenses reflects a reserve established for unclaimed property obligations. No comparable expense was recorded in the prior year period. These increases were partially offset by a decrease in overall transaction losses attributable to a decrease in customer dispute volume across our portfolios and a favorable reduction in our dispute loss rates.
Restructuring and Other Charges — Restructuring and other charges totaled $0.3 million for the nine months ended September 30, 2026, due to our previously announced restructuring plan. Additionally, refer to Note 19 — Restructuring and Other Charges in the Consolidated Financial Statements included herein for a more detailed discussion of our restructuring and other charges.
Other Expense, net
Other expense, net totaled $1.3 million for the nine months ended September 30, 2026, a decrease of $100.5 million, from the prior year comparable period. This decrease was driven by our equity method losses associated with TailFin and resulted principally from a $70 million incentive payment that TailFin made in connection with the extension of the Walmart MoneyCard agreement and related agreements in May 2025. The incentive payment, which did not recur in the current period, was recorded as a component of equity in losses attributable to TailFin during the second quarter of 2025 under our HLBV method of accounting. In addition, during the first quarter of 2025, we determined we would sell certain available-for-sales securities in order to reposition the proceeds into higher yielding assets, which resulted in a realized loss of $24.8 million for the nine months ended September 30, 2025.
Income Tax Expense and Benefit
The following table presents a breakdown of our effective tax rate among federal, state, and other:

	Nine Months Ended September 30,
	2026	2025
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.0	4.2
Foreign tax rate differential	—	(1.5)
General business credits	(1.9)	0.9
Stock-based compensation	(0.1)	(2.4)
IRC 162(m) limitation	(0.5)	0.6
Bank-owned life insurance income	(3.1)	1.5
Nondeductible expenses	0.2	(0.2)
Nondeductible transaction related costs	1.0	—
Change in valuation allowance	2.2	(4.1)
Other	0.1	(0.1)
Effective tax rate	19.9%	19.9%
Our income tax expense totaled $11.0 million for the nine months ended September 30, 2026, representing an increase of $24.0 million from the prior year comparable period, primarily due to our income before income taxes of $55.3 million, compared to a loss before income taxes of $65.0 million for the prior year comparable period.
Our effective tax rate was 19.9% for the nine months ended September 30, 2026, consistent with the prior year comparable period. Compared to the prior year period, income tax expense for the nine months ended September 30, 2026 reflects an increase of $3.3 million in state income taxes, net of federal benefit, $0.6 million of tax expense from nondeductible transaction related costs associated with our proposed transactions with CommerceOne and Smith Ventures, and an increase of $0.1 million in tax expense from the IRC 162(m) limitation on the deductibility of certain executive compensation. These increases were partially offset by a decrease of $1.6 million in tax expense associated with shortfalls from stock-based compensation, a decrease of $1.4 million in tax expense from changes in valuation allowances, a decrease of $1.0 million in tax expense from the foreign tax rate differential, an increase of $0.7 million in the tax benefit from the cash surrender value of bank-owned life insurance policies, and an increase of $0.5 million in the benefit from general business credits. For the nine months ended September 30, 2026, the change in valuation allowance of $1.2 million primarily reflects the valuation allowance recorded against our 2026 federal research credits. In addition, valuation allowances recorded against our 2026 state research credits increased income tax expense by $1.1 million, reflected in state income taxes, net of federal tax benefit, in our effective tax rate reconciliation. The "Other" category in our effective tax rate consists of a variety of permanent differences, none of which were individually significant.

Segment Results
B2B Services
The results of operations and key metrics of our B2B Services segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$473,955	$364,223	$109,732	30.1%	$1,339,932	$1,054,864	$285,068	27.0%
Segment expenses	442,757	334,683	108,074	32.3%	1,247,600	970,192	277,408	28.6%
Segment profit	$31,198	$29,540	$1,658	5.6%	$92,332	$84,672	$7,660	9.0%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$43,674	$35,868	$7,806	21.8%	$125,265	$103,502	$21,763	21.0%
Number of active accounts*	2.00	1.89	0.11	5.8%	n/a	n/a	n/a	n/a
Purchase volume	$2,072	$2,006	$66	3.3%	$6,014	$5,992	$22	0.4%
* Represents total number of active accounts as of September 30, 2026 and 2025, respectively.
As additional supplemental information, our key metrics within our B2B Services segment is presented on a quarterly basis as follows:

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$43,674	$42,253	$39,338	$36,923	$35,868	$34,620	$33,014
Number of active accounts*	2.00	1.98	1.91	1.93	1.89	1.81	1.78
Purchase volume	$2,072	$2,025	$1,917	$2,035	$2,006	$2,000	$1,986
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within our B2B Services for the three and nine months ended September 30, 2026 increased $109.7 million, or 30%, and $285.1 million, or 27%, respectively, from the prior year comparable periods, while our segment expenses for the three and nine months ended September 30, 2026 increased $108.1 million, or 32%, and $277.4 million, or 29%, respectively.
Our gross dollar volume and number of active accounts increased during the three months ended September 30, 2026 by 22% and 6%, respectively, over the comparable prior year period, and purchase volume increased by 3% year over year. We have continued to experience organic growth from both new and existing users concentrated in certain BaaS programs that tend to yield higher gross dollar volume per active user but do not generate comparable levels of interchange fees. The growth in gross dollar volume from these BaaS programs resulted in a net increase in segment revenue for the three and nine months ended September 30, 2026 due to higher program management service fees earned from these BaaS partners.
Segment expenses increased for the three months ended September 30, 2026 over the comparable prior year period, principally due to higher processing expenses associated with the growth of certain BaaS account programs, and to a lesser extent, higher third-party call center support costs as a result of increases in call volume and higher transaction losses attributable to the growth in gross dollar volume associated with certain BaaS account programs. Similarly, segment expenses increased for the nine months ended September 30, 2026 principally due to higher processing expenses, however, was partially offset by lower third-party call center support costs and lower transaction losses due to lower incoming dispute volume. As a result of these factors, our segment profit increased for the three and nine months ended September 30, 2026 by approximately 6% and 9%, respectively, from the prior year comparable periods. However, this segment also experienced margin compression because certain BaaS partnerships are largely structured based on a fixed profit and therefore, our segment profit for certain arrangements will not scale with revenue growth.

Consumer Services
The results of operations and key metrics of our Consumer Services segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$81,287	$88,331	$(7,044)	(8.0)%	$252,520	$276,686	$(24,166)	(8.7)%
Segment expenses	53,688	56,613	(2,925)	(5.2)%	173,619	178,242	(4,623)	(2.6)%
Segment profit	$27,599	$31,718	$(4,119)	(13.0)%	$78,901	$98,444	$(19,543)	(19.9)%

Key Metrics	(In millions, except percentages)
Gross dollar volume	$3,509	$3,637	$(128)	(3.5)%	$11,041	$11,800	$(759)	(6.4)%
Number of active accounts*	1.38	1.62	(0.24)	(14.8)%	n/a	n/a	n/a	n/a
Direct deposit active accounts*	0.36	0.40	(0.04)	(10.0)%	n/a	n/a	n/a	n/a
Purchase volume	$2,525	$2,730	$(205)	(7.5)%	$7,993	$8,848	$(855)	(9.7)%
* Represents total number of active and direct deposit active accounts as of September 30, 2026 and 2025, respectively.
As additional supplemental information, our key metrics within our Consumer Services segment is presented on a quarterly basis as follows:

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Gross dollar volume	$3,509	$3,653	$3,879	$3,603	$3,637	$3,925	$4,238
Number of active accounts *	1.38	1.47	1.52	1.49	1.62	1.67	1.80
Direct deposit active accounts *	0.36	0.38	0.38	0.39	0.40	0.41	0.41
Purchase volume	$2,525	$2,679	$2,789	$2,670	$2,730	$2,991	$3,127
* Represents total number of active accounts as of the end of each quarter.
Segment revenues within Consumer Services for the three and nine months ended September 30, 2026 decreased $7.0 million, or 8%, and $24.2 million, or 9%, respectively, from the comparable prior year periods, while our segment expenses for the three and nine months ended September 30, 2026 decreased by $2.9 million, or 5%, and $4.6 million, or 3%, respectively.
Our gross dollar volume and purchase volume declined by 4% and 8%, respectively, for the three months ended September 30, 2026 from the prior year comparable period, and the number of active accounts and direct deposit accounts declined by 15% and 10%, respectively, primarily due to each of the factors discussed above in "Overview." These factors include macro-economic factors leading to economic challenges for consumers and other competitive trends that have impacted account acquisition. Our gross dollar volume and purchase volume decreased year over year by similar levels during the nine months ended September 30, 2026. As a result of these decreases in each of our key metrics, our monthly maintenance fee revenues, ATM fee revenues, transaction-based fees, and interchange revenues decreased year over year. These decreases in segment revenues were partially offset by fees generated from our overdraft protection programs due to expanded usage by our accountholders.
Segment expenses for the three and nine months ended September 30, 2026 decreased from the comparable prior year periods primarily due to a decrease in overall transaction losses attributable to lower customer dispute volume across our portfolios and favorable reductions in our dispute loss rates, lower supply chain material expenses due to fewer active accounts, and a decrease in sales commissions from lower revenues on products subject to tiered revenue-sharing agreements.
Overall, segment profit decreased for the three and nine months ended September 30, 2026 by approximately 13% and 20%, respectively, from the prior year comparable periods.

Money Movement Services
The results of operations and key metrics of our Money Movement Services segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Segment revenues	$29,307	$29,819	$(512)	(1.7)%	$206,901	$190,914	$15,987	8.4%
Segment expenses	18,043	16,915	1,128	6.7%	77,038	67,072	9,966	14.9%
Segment profit	$11,264	$12,904	$(1,640)	(12.7)%	$129,863	$123,842	$6,021	4.9%

Key Metrics	(In millions, except percentages)
Number of cash transfers	7.61	7.43	0.18	2.4%	22.01	22.46	(0.45)	(2.0)%
Number of tax refunds processed	0.15	0.20	(0.05)	(25.0)%	10.82	11.91	(1.09)	(9.2)%
As additional supplemental information, our key metrics within our Money Movement Services segment is presented on a quarterly basis as follows:

	2026			2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In millions)
Key Metrics
Number of cash transfers	7.61	7.38	7.02	7.39	7.43	7.52	7.51
Number of tax refunds processed	0.15	2.89	7.78	0.11	0.20	3.73	7.98
Segment revenues within our Money Movement Services decreased $0.5 million, or 2%, during the three months ended September 30, 2026, and increased $16.0 million, or 8%, during the nine months ended September 30, 2026 from the prior year comparable periods. Segment expenses for the three and nine months ended September 30, 2026 increased $1.1 million, or 7% and $10.0 million, or 15%, respectively, from the prior year comparable periods.
The decrease in segment revenues for the three months ended September 30, 2026 was driven primarily by lower tax processing revenues, which decreased due to a 25% decrease in the number of tax refunds processed. The decrease in the number of tax refunds processed was principally attributable to the performance of our online tax preparation partners. This decrease was partially offset by an increase in cash transfer revenues, which increased primarily due to higher disbursements revenue earned per transaction from a platform partner and a 2% increase in cash transfers processed. The increase in the number of cash transfers processed was primarily due to a higher number of cash transfers processed for third-party programs, partially offset by a lower number of active accounts within our Consumer Services segment.
The increase in segment revenues for the nine months ended September 30, 2026 was driven by an increase in our tax processing revenues and to a lesser extent, an increase in cash transfer revenues. Although the number of tax refunds processed decreased by 9% for the nine months ended September 30, 2026, as compared to the prior year period, our tax processing revenues increased due to the expansion of our taxpayer advance programs. The decrease in the number of tax refunds processed was principally attributable to our online tax preparation partners. Our cash transfer revenues increased during the nine months ended September 30, 2026 primarily due to higher disbursements revenue earned per transaction from a platform partner despite a 2% decrease in the number of cash transfers. The decline in the number of cash transfers processed was primarily due to a lower number of active accounts within our Consumer Services segment, partially offset by an increase in the number of cash transfers processed for third-party programs.
Segment expenses during the three and nine months ended September 30, 2026 increased primarily from an increase in third-party costs and related expenses due to growth across our tax processing services and taxpayer advance programs, and to a lesser extent, increase in sales commissions from higher cash transfer revenues. Overall, segment profit decreased for the three months ended September 30, 2026 by 13%, but increased for the nine months ended September 30, 2026 by approximately 5% from the prior year comparable period.

Corporate and Other
The results of operations and key metrics of our Corporate and Other segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	%	2026	2025	Change	%
	(In thousands, except percentages)
Financial Results
Unallocated revenue and inter-segment eliminations	$11,856	$9,480	$2,376	25%	$40,369	$26,517	$13,852	52.2%
Unallocated corporate expenses and inter-segment eliminations	56,158	60,071	(3,913)	(6.5)%	173,090	173,920	(830)	(0.5)%
Total	$(44,302)	$(50,591)	$6,289	(12.4)%	$(132,721)	$(147,403)	$14,682	(10.0)%
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
Revenues within our Corporate and Other segment increased during the three and nine months ended September 30, 2026 by 25% and 52%, respectively, from the prior year comparable periods, driven primarily by a favorable decrease in interest profit sharing arrangements with certain BaaS partners (a reduction of revenue). In addition, the increase during the nine months ended September 30, 2026 was driven by an increase in net interest income earned by Green Dot Bank, primarily the result of both the size of our investments portfolio and higher yielding investments therein from our bond repositioning strategy.
Unallocated corporate expenses for the three and nine months ended September 30, 2026 decreased by approximately 7% and 0.5%, respectively, over the prior year comparable periods. The decrease in unallocated corporate expenses for the three and nine months ended September 30, 2026 was driven primarily by lower accrued bonus compensation expense, partially offset by higher professional services fees related to our AML regulatory compliance initiatives and higher software licenses and hosting costs due to investments in our platform and operations.
Liquidity and Capital Resources
The following table summarizes our major sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Total cash provided by (used in)
Operating activities	$158,184	$201,027
Investing activities	(590,147)	(287,457)
Financing activities	178,986	131,360
(Decrease) increase in unrestricted cash, cash equivalents and restricted cash	$(252,977)	$44,930
For the nine months ended September 30, 2026 and 2025, we financed our operations primarily through our cash flows provided by operating activities and customer funds held on deposit. As of September 30, 2026, our primary source of liquidity was unrestricted cash and cash equivalents totaling $1.2 billion. We also consider our $2.9 billion of available-for-sale investment securities to be highly liquid instruments.
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
Cash Flows from Operating Activities
Our $158.2 million of net cash provided by operating activities during the nine months ended September 30, 2026 was the result of $44.3 million of net income, adjusted for certain non-cash operating items of $130.2 million and decreases in net changes in our working capital assets and liabilities of $16.3 million. Net cash provided by operating activities for the nine months ended September 30, 2026 includes Green Dot Bank's $28.4 million payment to purchase transferable federal energy investment tax credits. The refund is subject to IRS processing, and the credits remain subject to examination.
Our $201.0 million of net cash provided by operating activities during the nine months ended September 30, 2025 was the result of $52.0 million of net loss, adjusted for certain non-cash operating items of $211.5 million and increases in net changes in our working capital assets and liabilities of $41.6 million.
Cash Flows from Investing Activities
Our $590.1 million of net cash used in investing activities during the nine months ended September 30, 2026 was primarily due to purchases of available-for-sale securities, net of proceeds from sales and maturities, of $519.2 million, and to a lesser extent, the acquisition of property and equipment of $56.4 million, and net changes in loans of $12.6 million.
Our $287.5 million of net cash used in investing activities during the nine months ended September 30, 2025 was primarily due to purchases of available-for-sale securities, net of proceeds from sales and maturities, of $206.4 million, and to a lesser extent by the acquisition of property and equipment of $58.7 million and net changes in loans of $20.3 million.
Cash Flows from Financing Activities
Our $179.0 million of net cash provided by financing activities during the nine months ended September 30, 2026 was principally the result of a net increase in customer deposits of $278.3 million, partially offset by a net decrease in obligations to customers of $94.9 million.
Our $131.4 million of net cash provided by financing activities during the nine months ended September 30, 2025 was principally the result of a net increase in customer deposits of $204.0 million and borrowings on our notes payable of $14.9 million, partially offset by a net decrease in obligations to customers of $86.7 million. Refer to additional discussion below for our borrowings and repayments of debt.
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
2025 Revolving Facility
In February 2025, we entered into a new revolving line of credit agreement with a financial institution up to a maximum principal amount of $20 million, subject to borrowing base limitations defined under the terms of the agreement. The line of credit matures in August 2027 and will bear interest at variable market rates, but subject to a minimum rate of 6.0% per annum. Interest payments are due monthly, and accrue based on the then-outstanding principal balance. We had no outstanding balance as of September 30, 2026.
Other Sources
Green Dot Bank has the ability to access various sources of funding, including advances from the FHLB and the Federal Reserve's discount window. Availability of these borrowings is subject to various factors, including maintaining eligibility requirements and the amount of pledged collateral. These sources may be used from time to time to support our short-term liquidity needs and lines of business. We had no outstanding in advances from the FHLB as of September 30, 2026.
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
Contractual Obligations
There have been no material changes during the nine months ended September 30, 2026 to our contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
The Basel III rules, which were promulgated by the Federal Reserve and other U.S. banking regulators, provide for risk-based capital, leverage and liquidity standards. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. Either or both of Green Dot Corporation and Green Dot Bank may qualify for and opt to use, from time to time, the community bank leverage ratio framework under the Federal Reserve’s version of the U.S. Basel III Rules. Under the community bank leverage ratio framework, a qualifying community banking organization may generally satisfy its capital requirements (and capital conservation buffer) under the U.S. Basel III rules provided that it has a Tier 1 leverage ratio greater than 8% and satisfies other applicable conditions. Green Dot Corporation and Green Dot Bank qualify for and opt into use of the community bank leverage ratio framework. We expect that Green Dot Corporation will continue to qualify for and use the community bank leverage ratio framework, and that Green Dot Bank will calculate and disclose its risk-based capital ratios and Tier 1 leverage ratio under standardized approach of the U.S. Basel III Rules.
As of September 30, 2026 and December 31, 2025, we and Green Dot Bank were categorized as "well-capitalized" under applicable regulatory standards. To be categorized as "well-capitalized," we and Green Dot Bank must maintain specific total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since September 30, 2026, which management believes would have changed our category as "well-capitalized."
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
Risk-weighted assets
Represents the amount of assets or exposure multiplied by the standardized risk weight (%) associated with that type of asset or exposure. The standardized risk weights are prescribed in the bank capital rules and reflect regulatory judgment regarding the riskiness of a type of asset or exposure

The actual amounts and ratios, and required "well-capitalized" minimum capital amounts and ratios at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$719,303	11.7%	4.0%	n/a
Common equity Tier 1 capital	$719,303	33.5%	4.5%	n/a
Tier 1 capital	$719,303	33.5%	6.0%	6.0%
Total risk-based capital	$764,830	35.6%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$514,315	8.9%	4.0%	5.0%
Common equity Tier 1 capital	$514,315	30.9%	4.5%	6.5%
Tier 1 capital	$514,315	30.9%	6.0%	8.0%
Total risk-based capital	$525,509	31.5%	8.0%	10.0%

	December 31, 2025
	Amount	Ratio	Regulatory Minimum	"Well-capitalized" Minimum
	(In thousands, except ratios)
Green Dot Corporation:
Tier 1 leverage	$653,063	11.9%	4.0%	n/a
Common equity Tier 1 capital	$653,063	32.9%	4.5%	n/a
Tier 1 capital	$653,063	32.9%	6.0%	6.0%
Total risk-based capital	$677,794	34.1%	8.0%	10.0%

Green Dot Bank:
Tier 1 leverage	$449,328	8.4%	4.0%	5.0%
Common equity Tier 1 capital	$449,328	29.7%	4.5%	6.5%
Tier 1 capital	$449,328	29.7%	6.0%	8.0%
Total risk-based capital	$456,957	30.3%	8.0%	10.0%

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
Interest rates
While operating net interest income is a meaningful component to our consolidated operating results, we do not consider our investment portfolio to be subject to material interest rate risk since it is comprised predominantly of fixed rate securities. The composition of our portfolio is price sensitive to rate changes, which can impact unrealized gains or losses in our portfolio. However, we have the ability, liquidity and intent to hold these instruments until such securities in our portfolio recover their amortized cost bases, which may be at maturity. Our cash and cash equivalents are also subject to changes in short-term rates. The Federal Open Market Committee ("FOMC") increased the federal funds target rate in September 2026 by 25 basis points to a current range of 3.75% to 4.00%, the first rate increase in several years. The FOMC's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. In general, while increases in short-term interest rates benefit the yield we earn on our cash, certain of our BaaS partner arrangements allow for the BaaS partner to share in a significant portion of the interest earned from accountholder deposits (which are recorded as a reduction of revenue in our consolidated financial statements) and fixed yields on our investment portfolio tend to lag interest rate increases as securities mature and proceeds are reinvested. Accordingly, the net effect has had and we expect will continue to have a negative impact on our consolidated financial statements and will be dependent upon future interest rate changes enacted by the Federal Reserve. In an effort to mitigate these impacts, beginning in the second quarter of 2025, we started to gradually reposition a portion of our investment securities portfolio and our cash into variable rate debt securities to improve net yields, and we continue with our investment strategies to balance the effect of our interest sharing arrangements with BaaS partners.
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
Change in internal control over financial reporting — There was no material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees have shifted to a remote workforce strategy in the U.S. The design of our processes and controls allows for remote execution with accessibility to secure data. We are continually monitoring and assessing our remote work environment to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
If such transactions are not completed for any reason, there may be various adverse consequences, and we may experience negative reactions from the financial markets and from our customers, business partners and employees. For example, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Green Dot Merger, the Payments Sale and other transactions contemplated by the Merger Agreement and the Separation Agreement, without realizing any of the anticipated benefits of completing the Green Dot Merger, the Payments Sale and such other transactions. Additionally, if either the Merger Agreement or the Separation Agreement is terminated, the market price of our common stock could decline, including to the extent that current market prices reflect a market presumption that the transactions contemplated by the Merger Agreement or the Separation Agreement will be completed. We could also be subject to litigation or proceedings related to any failure to complete such transactions, including litigation or proceedings commenced against us to perform our obligations under the Merger Agreement or the Separation Agreement. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $27 million to CommerceOne.
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
Uncertainty about the effect of the Green Dot Merger, the Payments Sale and the other transactions contemplated by the Merger Agreement and the Separation Agreement on our employees, business partners and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until such transactions are completed, and could cause customers, partners and others that deal with us to seek to change existing business relationships with us. Subject to certain exceptions, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions, including actions that may adversely affect our ability to consummate the transactions contemplated by either the Merger Agreement or the Separation Agreement on a timely basis, without the consent of CommerceOne and Payments Buyer, as applicable, until the transactions contemplated by the Merger Agreement and the Separation Agreement, including the Green Dot Merger and the Payments Sale, are completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of such transactions.
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
Before the Mergers and the Payments Sale may be completed, various approvals, consents and non-objections that have not yet been obtained must be obtained, including from the Federal Reserve, the Utah DFI and the Alabama State Banking Department (the "ASBD") and antitrust and other authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party to the proposed transaction. These approvals could be delayed or not obtained at all, including due to an adverse development in any party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. Some recent transactions comparable to the Mergers and the Payments Sale have encountered lengthy delays, and the Mergers and the Payments Sale may be subject to similar delays in obtaining their required approvals.
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
The success of the Mergers and the Payments Sale will depend in part on retaining the talent and dedication of key employees currently employed by Green Dot Bank and CommerceOne and the employees who will be transferred to Payments Buyer in connection with the Payments Sale. It is possible that these employees may decide not to remain with us or CommerceOne, as applicable, while the Mergers are pending or with New CommerceOne or Payments Buyer after the completion of the Mergers. If we and CommerceOne are unable to retain key employees, including management, who are critical to the future operations of the companies, we and CommerceOne could face disruptions in our respective operations, loss of existing customers, business partners, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the completion of the Mergers, if key employees terminate their employment, New CommerceOne’s or Payments Buyer’s business activities may be adversely affected, which may cause New CommerceOne’s or Payments Buyer’s business to suffer, and there is no assurance that New CommerceOne or Payments Buyer will be able to locate or retain suitable replacements for any such key employees who leave.
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
A significant portion of our operating revenues is derived from our BaaS partners and the products and services sold at our largest retail distributors. Approximately 74% and 68% of our total operating revenues for the three and nine months ended September 30, 2026, respectively, were generated from a single BaaS partner. Additionally, as a percentage of total operating revenues, operating revenues derived from products and services sold at the store locations of Walmart were approximately 5% for each of the three and nine months ended September 30, 2026. We expect that both our largest BaaS partner and Walmart will continue to have a significant impact on our operating revenues in future periods. It would be difficult to replace these operating revenues. Accordingly, any significant reduction in transaction volume or customers’ spending levels through our largest BaaS partner or Walmart, for any reason, including macroeconomic conditions or non-renewal of existing contracts, would negatively impact our business and results of operations. In addition, any publicity associated with the loss of any of our large retail distributors, significant BaaS partners or third-party processors could harm our reputation, making it more difficult to attract and retain consumers, BaaS partners, third-party processors and other retail distributors, and could lessen our negotiating power with our remaining and prospective retail distributors, BaaS partners and third-party processors.
Our contracts with our larger BaaS partners and retail distributors expire at various dates from 2027 to 2033. Additionally, our contracts with Walmart and our other large retail distributors can in limited circumstances, such as our material breach or insolvency or, in the case of Walmart, our failure to meet agreed-upon service levels, certain changes in control, and our inability or unwillingness to agree to requested pricing changes, be terminated by these retail distributors on relatively short notice. There can be no assurance that we will be able to continue our relationships with our large retail distributors, BaaS partners or third-party processors on the same or more favorable terms in future periods or that our relationships will continue beyond the terms of our existing contracts with them. Our operating revenues and results of operations could be negatively impacted if, among other things, any of our large retail distributors, BaaS partners or third-party processors renegotiates, terminates or fails to renew, or to renew on similar or favorable terms, its agreement with us or otherwise chooses to modify the level of support it provides for our products.
Our base of tax preparation partners is concentrated, and the performance of our Money Movement Services segment depends in part on our ability to retain existing partners.
If one or more of our major tax preparation partners were to substantially reduce or stop offering our services to their customers, our tax refund processing services business, a component of our Money Movement Services segment, would be negatively impacted. Substantially all of the revenues we generate from our tax refund processing services business have come from sales through a relatively small number of tax preparation firms. We do not have long-term contractual commitments from most of our current tax preparation partners and our tax preparation partners for any reason may elect to not renew their contracts with us with little or no advance notice. As a result, we cannot be certain that any of our current tax preparation partners will continue to partner with us past the terms in their current agreements. A termination of our relationships with certain tax preparation partners that provide commercial tax preparation software would result in lost revenue and the loss of the ability to secure future relationships with new or existing tax preparation firms that use such tax software.
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
The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, transaction processing, consumer technology and financial technology services industries, and may compete with others in the market who may in the future provide offerings similar to ours, particularly vendors which provide program management and other services through a platform similar to our banking platform. These and other competitors in the banking and electronic payments industries are introducing innovative products and services that directly compete or may compete with ours. We expect that this competition will continue as banking and electronic payments industries continue to evolve, particularly if non-traditional payments processors and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and/or successfully compete with those of our competitors, our revenues, results of operations, prospects for future growth and overall business could be negatively impacted.
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
A large portion of our business is conducted through retail distributors that sell our products and services to consumers at their store locations or other banking partners that collect funds and fees from our customers on our behalf. Our retail distributors and banking partners collect funds from the consumers who purchase our products and services and then must remit these funds directly to our subsidiary bank. While the remittance of these funds by the retail distributor or banking partner takes on average two business days, we have in the past and may in the future experience lengthy delays. Such delays or refusal to pay exposes us to increased settlement risk. If a retail distributor or other banking partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit proceeds to our subsidiary bank from the sales of our products and services, we are liable for any amounts owed to our customers. As of September 30, 2026, we had assets subject to settlement risk of $1,063.0 million. Given the possibility of recurring volatility in global financial markets, the approaches we use to assess and monitor the creditworthiness of our retail distributors or other banking partners may be inadequate, and we may be unable to detect and take steps to mitigate an increased credit risk in a timely manner. Economic recessions could result in settlement losses, whether or not directly related to our business. We are not insured against these risks. Significant settlement losses could have a negative impact on our business, results of operations and financial condition.
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
We and our retail distributors, tax preparation partners, network acceptance members, third-party processors and the merchants that accept our cards receive, transmit and store confidential customer and other information, including personal information, in connection with the sale and use of our products and services. Despite the encryption software and the other technologies and systems we use to provide security for storage, processing and transmission of confidential customer and other information, these technologies or systems have been, and continue to be, vulnerable to cyber-attacks, incidents and data security breaches by third parties and we have experienced, and may in the future experience, attacks, incidents and breaches that circumvent our security measures. The risk of unauthorized circumvention of our security measures has been heightened by advances in artificial intelligence, computer capabilities and the increasing sophistication of hackers, including state sponsored hackers. Our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors and the merchants that accept our cards also may experience similar cyber-attacks, incidents or security breaches or discover securities vulnerabilities involving the receipt, transmission and storage of our confidential customer and other information. Improper access to our or these third parties’ systems or databases could result in the theft, publication, deletion or modification of confidential customer and other information.
A data security breach of the systems on which sensitive accountholder or other customer or end-customer data and account information are stored has led, and could in the future lead, to fraudulent activity involving our products and services, reputational damage and claims, and could lead to regulatory actions, including penalties, against us. Further, a cyber-attack or other incident could go undetected and persist in our systems for extended periods. Regardless of whether or not we are sued or face regulatory actions, a breach will require us to carefully assess the materiality of a cyber-attack or other incident. Depending on the nature and magnitude of the accessed data, this effort may require substantial resources. If we are sued in connection with any data security breach, we could be involved in protracted and costly litigation and might be forced to pay damages and/or change our business practices, any of which could have a negative impact on our operating revenues and profitability. We would also likely have to pay (or indemnify the banks that issue our products and services which includes cards) fines, penalties and/or other assessments imposed by the networks such as Visa or Mastercard as a result of any data security breach. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. In addition, a data security breach or perceived security vulnerability at any of the third-party banks that issue our cards or at any of our retail distributors, tax preparation partners, network acceptance members, other business partners, third-party processors or the merchants that accept our cards could result in significant reputational harm to us and cause the use and acceptance of our cards or other products and services to decline, either of which could have a significant adverse impact on our operating revenues and future growth prospects. Moreover, it may require substantial financial resources to address and remediate any such breach, including additional costs for hiring an external party to conduct a forensic investigation, replacement cards, manufacturing, distribution, re-stocking fees, fraud monitoring, and other added security measures, among others, which could have a significant adverse impact on our operating results.
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
A significant portion of our software development operations were based in Shanghai, China and have been relocated to locations in and outside of the United States. A prolonged disruption at the facilities of our outsourcing service providers for any reason including due to natural or man-made disasters, outbreaks of disease, climate change, geopolitical matters or other events outside of our control, such as equipment malfunction or large-scale outages or interruptions of service from utilities or telecommunications providers, could potentially delay our ability to launch new products or services or impact our ability to deliver current products and services, which could negatively impact our business. Additionally, we face numerous other challenges and risks, including, but not limited to:
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
As a bank holding company (a "BHC"), we, along with Green Dot Bank, are subject to comprehensive supervision and examination by the Federal Reserve and the State of Utah DFI and must comply with applicable laws and regulations and other commitments we have agreed to, including financial commitments with respect to minimum capital and leverage requirements. As has been the case in the past, when the regulators believe that we or Green Dot Bank have not complied with any of these requirements, we may in the future become subject to, in addition to our then-current obligations (which include the formal enforcement action noted below), additional formal or informal enforcement actions, proceedings, or investigations, which could result in regulatory orders, penalties, restitution, restrictions on our business operations or requirements to take corrective actions, which may, individually or in the aggregate, negatively impact our results of operations and restrict our ability to grow. For example, in July 2024, we and our subsidiary bank entered into a consent order, including a $44 million civil money penalty, with the Federal Reserve relating principally to various aspects of compliance risk management, including consumer compliance and compliance with AML regulations (the "Consent Order"). In response to enhanced regulatory scrutiny, we have increased our investment in our regulatory and compliance infrastructure and will continue with further increases. We expect heightened oversight of our compliance and other risk management capabilities will continue for the foreseeable future. If we fail to comply with the applicable capital and leverage requirements, or if Green Dot Bank fails to comply with its applicable capital and leverage requirements, the Federal Reserve may limit our or Green Dot Bank's ability to pay dividends or fund stock repurchases, or require us to raise additional capital. In addition, if at any time we or Green Dot Bank fail to be “well-capitalized” or “well managed,” we may not commence, or acquire any shares of a company engaged in, any activities only permissible for an FHC, without prior Federal Reserve approval.
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
Furthermore, a material portion of our operating revenues is derived from interchange fees. For each of the three and nine months ended September 30, 2026, interchange revenues represented 7% of our total operating revenues, and we expect interchange revenues to continue to represent a significant percentage of our total operating revenues. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
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
We are subject to regulatory oversight in the normal course of our business and have been, currently are and from time to time in the future may be subject to securities class actions, commercial and other litigation or regulatory or judicial proceedings, investigations or subpoenas. The outcome of litigation and regulatory or judicial proceedings or investigations is difficult to predict. Plaintiffs or regulatory agencies or authorities in these matters have sought and may seek recovery of very large or indeterminate amounts, seek to have aspects of our business suspended or modified or seek to impose sanctions, including significant monetary fines. For example, in July 2024, we and our subsidiary bank entered into the Consent Order, including a civil money penalty of $44 million, with the Federal Reserve as further discussed in the "As a bank holding company, we are subject to extensive and potentially changing regulations and regulatory expectations, which may limit our ability to pursue business opportunities and increase compliance challenges" risk factor above. Additionally, the monetary and other impacts of these actions, litigations, proceedings or investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise resolve these matters has been and may be significant. Further, an unfavorable resolution of litigation, proceedings or investigations against us could have a negative impact on our business, operating results, or financial condition. In this regard, such costs could make it more difficult to maintain the capital, leverage and other financial commitments at levels we have agreed to with the Federal Reserve and the Utah DFI. Any regulatory or judicial proceedings or investigations initiated against us by private or governmental entities may result in adverse publicity associated with these proceedings or investigations and could negatively impact our relationships with retail distributors, tax preparation partners, network acceptance members, financial institutions and other lending partners, other business partners and card processors and decrease acceptance and use of, and loyalty to, our products and related services, and could impact the price of our Class A common stock. In addition, such proceedings or investigations could increase the risk that we will be involved in litigation. For the foregoing reasons, any regulatory or judicial proceedings or investigations that are initiated against us by private or governmental entities, could negatively impact our business, results of operations and financial condition or could cause our stock price to decline. Refer to Note 17—Commitments and Contingencies to the Consolidated Financial Statements included herein for further information regarding certain of our legal and other proceedings.
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
Our net goodwill and intangible assets represent a significant portion of our consolidated assets. Our net goodwill and intangible assets were $357.7 million as of September 30, 2026. Under generally accepted accounting principles in the United States ("U.S. GAAP"), we are required to test the carrying value of goodwill at least annually or sooner if events occur that indicate impairment could exist, such as a significant change in the business climate, including a significant sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. The amount of any impairment charge could be significant and could have a negative impact on our financial condition and results of operations for the period in which the charge is taken.
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
ITEM 5. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Other Information
The information below is reported in lieu of information that would be reported under Items 8.01 and, to the extent applicable, 5.08 under Form 8-K.
Our Board of Directors (the “Board”) has scheduled our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) to be held on December 21, 2026. The record date, time and location of the 2026 Annual Meeting will be as set forth in our proxy statement for the 2026 Annual Meeting. The Board has called the 2026 Annual Meeting in order to comply with New York Stock Exchange continued listing standards and Delaware law in the event that it subsequently determines that the proposed transactions with CommerceOne and Smith Ventures will not be completed before December 31, 2026. If the regulatory approvals required for the completion of the proposed transactions are received prior to December 21, 2026, the 2026 Annual Meeting will not be held.
The 2026 Annual Meeting is scheduled to be held more than 30 days after the anniversary of our most recent Annual Meeting of Stockholders, which was held on May 22, 2025. As a result, we have set a new deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in our proxy materials for the 2026 Annual Meeting. The new deadline for the submission of such stockholder proposals is 5:00 p.m. Pacific Time on November 19, 2026.
In addition, in accordance with our bylaws (the “Bylaws”), because the scheduled date of the 2026 Annual Meeting is more than the requisite number of calendar days after the one-year anniversary of the previous year’s Annual Meeting of Stockholders set forth in the Bylaws, if a stockholder desires to make a proposal from the floor during the 2026 Annual Meeting, or if an eligible stockholder or group of stockholders wants to submit nominees for inclusion in our proxy materials for the 2026 Annual Meeting pursuant to the proxy access provisions of the Bylaws, the Bylaws provide that the stockholder or group of stockholders must provide timely written notice to our Corporate Secretary no later than the close of business on November 19, 2026.

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

101
The following financial statements from the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income and Loss, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Green Dot Corporation

Date:	November 9, 2026	By:	/s/ Jess Unruh
		Name:	Jess Unruh
		Title:	Chief Financial Officer (Principal Financial Officer)